Form 10-Q
period 2013-06-30
Gogo Inc.
filed 2013-08-07
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECTURIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File Number: 001-35975

Gogo Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1650905
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1250 North Arlington Heights Rd.

Itasca, IL 60143

(Address of principal executive offices)

Telephone Number (630) 647-1400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2013, 84,097,350 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$312,154	$112,576
Restricted cash	193	214
Accounts receivable, net of allowances of $281 and $1,139, respectively	25,466	24,253
Inventories	16,443	12,149
Prepaid expenses and other current assets	6,516	6,153

Total current assets	360,772	155,345

Non-current assets:
Property and equipment, net	238,053	197,674
Intangible assets, net	67,080	58,147
Goodwill	3,669	620
Long-term restricted cash	1,390	640
Debt issuance costs	14,630	8,826
Other non-current assets	17,822	10,863

Total non-current assets	342,644	276,770

Total assets	$703,416	$432,115

Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$17,609	$16,691
Accrued liabilities	53,231	45,952
Deferred revenue	8,577	6,663
Deferred airborne lease incentives	7,741	5,917
Current portion of long-term debt and capital leases	6,926	4,091

Total current liabilities	94,084	79,314

Non-current liabilities:
Deferred airborne lease incentives	48,504	40,043
Deferred rent	3,933	4,020
Deferred tax liabilities	5,351	4,949
Long-term debt	238,979	131,450
Asset retirement obligations	4,631	2,637
Other non-current liabilities	1,103	1,101

Total non-current liabilities	302,501	184,200

Total liabilities	396,585	263,514

Commitments and contingencies
Redeemable preferred stock
Class A senior convertible preferred stock, par value $0.01 per share; 0 and 15,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 0 and 14,126 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	174,199
Class B senior convertible preferred stock, par value $0.01 per share; 0 and 30,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 0 and 22,488 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	285,035
Junior convertible preferred stock, par value $0.01 per share; 0 and 20,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 0 and 19,070 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	155,144

Total preferred stock	—	614,378

Stockholders’ equity (deficit)
Common stock, par value $0.0001 per share; 500,000,000 and 103,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 84,918,761 and 7,619,429 shares issued at June 30, 2013 and December 31, 2012, respectively; and 84,097,350 and 6,798,017 shares outstanding at June 30, 2013 and December 31, 2012, respectively	8	—
Additional paid-in-capital	866,960	9,110
Accumulated other comprehensive loss	(242)	(20)
Accumulated deficit	(559,895)	(454,867)

Total stockholders’ equity (deficit)	306,831	(445,777)

Total liabilities and stockholders’ equity (deficit)	$703,416	$432,115

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenue:
Service revenue	$62,000	$40,249	$116,935	$76,664
Equipment revenue	17,437	17,630	33,256	35,488

Total revenue	79,437	57,879	150,191	112,152
Operating expenses:
Cost of service revenue (exclusive of items shown below)	31,135	19,237	57,105	37,065
Cost of equipment revenue (exclusive of items shown below)	8,048	7,284	15,777	14,758
Engineering, design and development	12,333	7,738	24,618	15,312
Sales and marketing	7,060	6,950	13,690	12,740
General and administrative	16,214	12,383	30,809	24,033
Depreciation and amortization	13,709	9,162	27,554	17,427

Total operating expenses	88,499	62,754	169,553	121,335

Operating loss	(9,062)	(4,875)	(19,362)	(9,183)

Other (income) expense:
Interest income	(14)	(15)	(33)	(25)
Interest expense	10,370	530	14,290	599
Fair value derivative adjustment	36,305	(8,513)	36,305	(9,640)
Other income	(1)	—	—	—

Total other (income) expense	46,660	(7,998)	50,562	(9,066)

Income (loss) before incomes taxes	(55,722)	3,123	(69,924)	(117)
Income tax provision	267	223	542	449

Net income (loss)	(55,989)	2,900	(70,466)	(566)
Class A and Class B senior convertible preferred stock return	(13,994)	(13,377)	(29,277)	(24,905)
Accretion of preferred stock	(2,595)	(2,612)	(5,285)	(5,198)

Net loss attributable to common stock	$(72,578)	$(13,089)	$(105,028)	$(30,669)

Net loss attributable to common stock per share—basic and diluted	$(4.98)	$(1.93)	$(9.82)	$(4.51)

Weighted average number of shares—basic and diluted	14,585	6,798	10,694	6,798

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(55,989)	$2,900	$(70,466)	$(566)
Currency translation adjustments, net of tax	(133)	—	(222)	—

Comprehensive income (loss)	$(56,122)	$2,900	$(70,688)	$(566)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2013	2012
Operating activities:
Net loss	$(70,466)	$(566)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	27,554	17,427
Fair value derivative adjustment	36,305	(9,640)
Loss on asset disposals/abandonments	49	505
Deferred income taxes	402	402
Stock compensation expense	1,783	1,695
Amortization of deferred financing costs	1,171	40
Changes in operating assets and liabilities:
Accounts receivable	(791)	568
Inventories	(4,294)	2,023
Prepaid expenses and other current assets	(216)	189
Deposits on satellite services	(4,774)	—
Other non-current assets	341	(906)
Accounts payable	(801)	(1,924)
Accrued liabilities	2,234	2,916
Deferred airborne lease incentives	6,795	4,340
Deferred revenue	1,914	1,972
Deferred rent	(81)	568
Other non-current liabilities	196	344

Net cash provided by (used in) operating activities	(2,679)	19,953

Investing activities:
Proceeds from the sale of property and equipment	220	20
Purchases of property and equipment	(58,712)	(24,625)
Acquisition of intangible assets—capitalized software	(7,397)	(6,597)
Acquisition of Airfone, includes $1.0 million in restricted cash at June 30, 2013	(9,344)	—
(Increase) decrease in investing restricted cash	273	(250)

Net cash used in investing activities	(74,960)	(31,452)

Financing activities:
Proceeds from initial public offering, net of offering costs	173,387	(2,691)
Proceeds from credit facility	113,000	135,000
Payment of debt, including capital leases	(2,750)	(313)
Payment of debt issuance costs	(6,975)	(9,609)
Other	580	22

Net cash provided by financing activities	277,242	122,409

Effect of exchange rate changes on cash	(25)	—
Increase in cash and cash equivalents	199,578	110,910
Cash and cash equivalents at beginning of period	112,576	42,591

Cash and cash equivalents at end of period	$312,154	$153,501

Supplemental Cash Flow Information:
Cash paid for interest	$10,531	$122
Cash paid for taxes	217	108
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$20,190	$11,109
Purchases of property and equipment paid by commercial airlines	3,490	1,596
Purchases of property and equipment under capital leases	70	118
Acquisition of intangible assets—capitalized in current liabilities	919	1,171
Asset retirement obligation incurred	110	73
Class A and Class B senior convertible preferred stock return	29,277	24,905
Accretion of preferred stock	5,285	5,198
Equity financing costs included in current liabilities	3,137	1,399

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data )

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at January 1, 2013	6,798,017	$—	$9,110	$(20)	$(454,867)	$(445,777)
Net Loss	—	—	—	—	(70,466)	(70,466)
Class A senior convertible preferred stock and Class B senior convertible preferred stock return	—	—	—	—	(29,277)	(29,277)
Accretion on preferred stock	—	—	—	—	(5,285)	(5,285)
Currency translation adjustments, net of tax	—	—	—	(222)	—	(222)
Stock compensation expense	—	—	1,783	—	—	1,783
Stock option exercises	63,860	—	580	—	—	580
Issuance of common stock, net of fees	11,000,000	1	170,249	—	—	170,250
Conversion of convertible preferred stock (including embedded derivative liability)	66,235,473	7	685,238	—	—	685,245

Balance at June 30, 2013	84,097,350	$8	$866,960	$(242)	$(559,895)	$306,831

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The Business—Gogo Inc. (“we, us, our,” etc.) is a holding company, which through its operating subsidiaries is a provider of in-flight connectivity and wireless in-cabin digital entertainment solutions. Effective January 1, 2013, we realigned our operating segments into the following three segments: Commercial Aviation North America or “CA-NA,” Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”. We previously reported three segments: commercial aviation or CA, International, and BA. The realignment is intended to better align our reporting structure to the way in which we manage our business. The BA segment was not impacted by the realignment. Prior period segment disclosures have been restated to conform to the current year presentation. Our CA-NA business provides “Gogo®” branded in-flight connectivity and wireless digital entertainment solutions to commercial airline passengers flying routes that begin and end within North America, which for this purpose includes the continental United States (including Alaska), Canada and Mexico. Through our CA-ROW business we intend to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international flights of U.S.-based commercial airlines. This includes routes that begin or end outside of North America (as defined above) for which our international service is provided. Our CA-ROW business is in the start-up phase as we initiated our international expansion efforts in the first quarter of 2012. Our BA business sells equipment for in-flight telecommunications and provides in-flight internet connectivity and other voice and data communications products and services to the business aviation market. BA services include Gogo Biz, our in-flight broadband service that utilizes both our air-to-ground (“ATG”) network and our ATG spectrum, and satellite-based voice and data services through our strategic alliances with satellite companies.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of interim periods have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed. All inter-company transactions and balances have been eliminated. The unaudited condensed consolidated financial statements presented herein include the financial statements of our wholly-owned subsidiaries and our affiliate, AC Management LLC (“ACM”).

We are the managing member of ACM, an affiliate whose units are owned by members of management. ACM was established for the sole purpose of providing an ownership stake in us to members of management, and ACM’s transactions effectively represent a share-based compensation plan. Since we are the managing member of ACM and thereby control ACM, including controlling which members of management are granted ownership interests, ACM is included in our unaudited condensed consolidated financial statements.

The results of operations and cash flows for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

On June 20, 2013, we priced our Initial Public Offering (“IPO”) of 11,000,000 shares of our common stock and such shares began trading on the NASDAQ Global Select Market on June 21, 2013. The public offering price of the shares sold in the offering was $17.00 per share. Upon consummation of the IPO, all outstanding shares of convertible preferred stock converted into 66,235,473 shares of common stock.

As described in Note 3, “Preferred Stock and Common Stock” to the audited consolidated financial statements for the year ended December 31, 2012 included in our Prospectus filed with the Securities and Exchange Commission on June 24, 2013 pursuant to Rule 424(b) under the Securities Act of 1933 (our “Prospectus”), the liquidation preference associated with our Class A Senior Convertible Preferred Stock (“Class A Preferred Stock”) provided for a minimum return upon a Deemed Liquidation Event, such as an IPO. The additional common shares issued in connection with such minimum return upon the consummation of the IPO are included in the number of common shares above into which the preferred stock converted.

In connection with our IPO our Board of Directors authorized a 103 for 1 split of our common stock which was effected on June 17, 2013. These unaudited condensed consolidated financial statements give retroactive effect to the stock split.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the significant estimates and bases such estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. However, actual results could differ materially from those estimates.

Under agreements with certain of our airline partners to upgrade certain fleets to our new ATG-4 airborne equipment from our existing ATG airborne equipment, on a quarterly basis we reassess the useful lives of the ATG component parts requiring replacement. As a result of our analysis, we shortened the useful lives of these component parts to be consistent with when the aircraft are expected to be upgraded under this retrofit program. The change in estimated useful lives related to this specific retrofit program resulted in $0.7 million and $3.5 million increases in the accelerated depreciation recorded in the three and six month periods ended June 30, 2013, respectively, which increased net loss per basic and fully diluted share by $0.05 and $0.33, respectively, for those periods. We expect to incur an additional $2.9 million of accelerated depreciation through the third quarter of 2014. The weighted average useful life of our ATG component parts scheduled to be upgraded under this retrofit program before and after the reassessment was seven years and 3.7 years, respectively. The useful lives of ATG component parts not scheduled to be upgraded as part of this retrofit program remained at seven years.

Comprehensive Income/Loss - Comprehensive income/loss for the three and six month periods ended June 30, 2013 is net loss plus unrealized losses on foreign currency translation adjustments.

2. Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, FASB Finalizes New Disclosure Requirements for Reclassification Adjustments Out of AOCI (“ASU 2013-02”). This pronouncement adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. This guidance, which we adopted effective January 1, 2013, did not have a material impact on our financial position, results of operations or cash flows.

3. Net Loss Per Share

Basic and diluted net loss per share have been calculated in accordance with ASC 260, Earnings Per Share (“ASC 260”), using the weighted-average number of common shares outstanding for the period. Our Class A Preferred Stock, Class B Senior Convertible Preferred Stock (“Class B Preferred Stock”) and Junior Convertible Preferred Stock (“Junior Preferred Stock”) are all considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. In periods of a net loss attributable to common stock, the three classes of preferred stock are excluded from the computation of basic earnings per share either due to the fact that they are not required to fund losses or because the redemption amount is not reduced as a result of losses.

For the three and six month periods ended June 30, 2013 and 2012 all outstanding shares of common stock underlying ACM units and stock options were excluded from the computation of diluted shares outstanding because they were anti-dilutive. Additionally, for the three and six month periods ended June 30, 2012 all outstanding shares of convertible preferred stock for the period prior to their conversion into common stock upon the IPO were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table sets forth the computation of basic and diluted earnings per share using the two-class method (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(55,989)	$2,900	$(70,466)	$(566)
Less: Preferred stock return	13,994	13,377	29,277	24,905
Less: Accretion of preferred stock	2,595	2,612	5,285	5,198

Undistributed losses	$(72,578)	$(13,089)	$(105,028)	$(30,669)

Common stock undistributed losses	$(72,578)	$(13,089)	$(105,028)	$(30,669)
Class A Preferred Stock undistributed losses	—	—	—	—
Class B Preferred Stock undistributed losses	—	—	—	—
Junior Preferred Stock undistributed losses	—	—	—	—

Undistributed losses	$(72,578)	$(13,089)	$(105,028)	$(30,669)

Weighted-average common shares outstanding-basic and diluted	14,585	6,798	10,694	6,798

Net loss attributable to common stock per share-basic and diluted	$(4.98)	$(1.93)	$(9.82)	$(4.51)

4. Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of June 30, 2013 and December 31, 2012, all of which were included within the BA segment, were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Work-in-process component parts	$12,897	$9,997
Finished goods	3,546	2,152

	$16,443	$12,149

5. Composition of Certain Balance Sheet Accounts

Property and equipment as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Office equipment, furniture, and fixtures	$17,604	$15,895
Leasehold improvements	7,293	7,152
Airborne equipment	203,390	163,896
Network equipment	114,813	96,000

	343,100	282,943
Accumulated depreciation	(105,047)	(85,269)

Property and equipment, net	$238,053	$197,674

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other non-current assets as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Canadian ATG license payments (1)	$2,855	$3,080
Deposits on satellite technology solutions equipment and airborne equipment	8,434	5,747
Deposits on satellite services	4,774	—
Other	1,759	2,036

Total other non-current assets	$17,822	$10,863

(1)	See Note 19, “Canadian ATG License” for further information.

Accrued liabilities as of June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Employee benefits	$8,755	$11,212
Airline revenue share	8,183	6,261
Property, use, sales, and income tax	2,632	2,917
Airborne installation costs	4,825	2,866
Airborne equipment	6,618	9,343
Accrued equity financing costs	3,032	170
Airfone Acquisition related liabilities (1)	4,073	—
Other	15,113	13,183

Total accrued liabilities	$53,231	$45,952

(1)	See Note 6, “Airfone Acquisition” for further information.

6. Airfone Acquisition

On April 11, 2013, we consummated the acquisition of LiveTV Airfone, LLC (“Airfone”) which had more than 1,000 subscribers for its airborne voice communication services and a Federal Communications Commission (“FCC”) license for 1 MHz of ATG spectrum held by LiveTV, LLC (“LiveTV”). The purchase price for the acquisition was $9.3 million. In connection with the acquisition, we also agreed to license certain intellectual property rights from LiveTV.

In connection with our ongoing integration of Airfone, we have determined that Airfone over-billed its customers for and may have under-remitted FCC-mandated Federal Universal Service Fund (“FUSF”) fees to Universal Services Administrative Company (“USAC”). As a result, Airfone may need to remit additional amounts to USAC and, due to the difference between amounts collected and remitted, may owe refunds to its customers. Although we are continuing to review Airfone’s records, based on facts currently known by us, we believe that the aggregate amount of any under-remittances to USAC and liability to Airfone customers for the period beginning January 1, 2009 and ending March 31, 2013 is approximately $3.0 million. As we continue our review the aggregate amount of Airfone’s liability both to USAC and to Airfone customers could increase or decrease, possibly materially. In addition, to the extent that it is ultimately determined that Airfone under-remitted FUSF fees to USAC, Airfone may be subject to enforcement action by the FCC, which could result in, among other things, interest payments, penalties and fines. To the extent that it is ultimately determined that Airfone has a liability to the FCC, USAC and/or to Airfone’s customers, we believe that we have the benefit of an indemnity provision, including a $1 million escrow account, under our purchase agreement with LiveTV. If for any reason the indemnification under the LiveTV purchase agreement is unavailable or insufficient to cover such liabilities, our financial position, cash flows and results of operations could be materially and adversely affected.

The Airfone acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition. The preliminary allocation of the purchase price included $0.4 million of trade receivables, $0.2 million of prepaid expenses and other current assets, $2.2 million of property and equipment, $8.3 million of intangibles (which includes $7.1 million for customer lists, $0.2 million for trademarks and $1.0 million of indefinite lived assets related to the 1MHz of ATG spectrum), $3.0 million of goodwill, $3.1 million of accrued liabilities (which includes the potential liability to the FCC, USAC and/or Airfone’s customers as noted above) and $1.7 million of asset retirement obligations.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Of the $9.3 million purchase price, $1.0 million remained in escrow and is included in long-term restricted cash along with a corresponding amount in accrued liabilities in our unaudited condensed consolidated balance sheet. The goodwill represents the excess of purchase price over the fair market value of the identifiable net assets acquired and is equal to the $3.0 million estimated liability to the FCC, USAC and/or customers noted above. This purchase price allocation is preliminary as we are in the process of determining the following: 1) valuation amounts for certain intangible assets acquired; 2) the acquisition date fair value of certain prepaid assets and liabilities assumed, including the potential liability to the FCC, USAC and/or Airfone’s customers noted above, and the assumed asset retirement obligations; and 3) the associated resulting goodwill. We have recorded preliminary estimates for certain of the items noted above, and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations. This acquisition did not have a material impact on our financial statements. Accordingly, we have not presented pro forma disclosures.

7. Intangible Assets

Our intangible assets are comprised of both indefinite and finite-lived intangible assets. Intangible assets with indefinite lives and goodwill are not amortized, but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of our indefinite-lived intangible assets and goodwill during the fourth quarter of each fiscal year. We reevaluate the useful life of the FCC License each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The results of our annual indefinite-lived intangible assets and goodwill impairment assessments in the fourth quarter of 2012 indicated no impairment.

Changes in the carrying value of goodwill are as follows (in thousands):

	CA-NA	CA-ROW	BA	Total
Balance at January 1, 2013	$—	$—	$620	$620
Acquisition of Airfone (1)	—	—	3,049	3,049

Balance at June 30, 2013	$—	$—	$3,669	$3,669

(1)	See Note 6, “Airfone Acquisition” for further information.

Our finite-lived intangible assets, other than software, relate exclusively to our BA segment. We amortize our finite-lived intangible assets over their estimated useful lives. Our intangible assets, other than goodwill, as of June 30, 2013 and December 31, 2012 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of June 30, 2013			As of December 31, 2012
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	3.2	$63,866	$(38,918)	$24,948	$58,765	$(35,263)	$23,502
Trademark/trade name (1)	4.8	3,072	(2,863)	209	2,852	(2,852)	—
Aircell Axxess technology	1.6	4,129	(3,688)	441	4,129	(3,549)	580
OEM and dealer relationships	3.6	6,724	(4,314)	2,410	6,724	(3,978)	2,746
Service customer relationships (1)	4.8	8,081	(1,292)	6,789	981	(981)	—

Total amortized intangible assets		$85,872	$(51,075)	$34,797	$73,451	$(46,623)	$26,828

Unamortized intangible assets:
FCC Licenses (1)		$32,283	$—	$32,283	$31,319	$—	$31,319

Total intangible assets		$118,155	$(51,075)	$67,080	$104,770	$(46,623)	$58,147

(1)	See Note 6, “Airfone Acquisition” for further information.

Amortization expense was $2.6 million and $4.9 million for the three and six month periods ended June 30, 2013, respectively, and $1.7 million and $3.4 million for the comparable prior year periods.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2013 (period from July 1 to December 31)	$5,019
2014	$9,687
2015	$7,355
2016	$5,542
2017	$3,863
Thereafter	$3,331

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

8. Warranties

Our BA segment provides warranties on parts and labor for our systems. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery, and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheet. Our warranty reserve balance was $0.8 million and $0.9 million as of June 30, 2013 and December 31, 2012, respectively.

9. Long-Term Debt and Other Liabilities

Senior Term Facility - On June 21, 2012, we borrowed $135.0 million under a five-year term loan that matures on June 21, 2017 (the “Senior Term Facility”), the terms of which are set forth in a Credit Agreement dated as of June 21, 2012 among Gogo Intermediate Holdings LLC (“GIH”), Aircell Business Aviation Services LLC (“ABAS”), and Gogo LLC, as borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We received net cash proceeds of $125.4 million following the payment of debt issuance fees of $9.6 million under the Senior Term Facility. On April 4, 2013, we borrowed $113.0 million (the “New Borrowing”) under an amendment to the Credit Agreement governing the Senior Term Facility, dated as of June 21, 2012, among GIH, ABAS and Gogo LLC, as borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We refer to our existing Senior Term Facility, as so amended, as the “Amended Senior Term Facility.” The amendment increased the size of the Senior Term Facility from $135.0 million to $248.0 million. We received net cash proceeds from the New Borrowing of $103.0 million following the payment of debt issuance fees of $10.0 million. As of June 30, 2013 and December 31, 2012 we had $243.9 million and $133.3 million, respectively, outstanding under the Amended Senior Term Facility. We will use the proceeds from the Amended Senior Term Facility for general corporate purposes, including upgrading certain fleets of certain airline partners to ATG-4 technology and funding our international expansion to the extent permitted by the Amended Senior Term Facility.

GIH, Gogo LLC and ABAS are the borrowers under the Amended Senior Term Facility. The obligations of the borrowers under the Amended Senior Term Facility are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries, in each case to the extent otherwise permitted by applicable law, regulation and contractual provision. In addition, the Amended Senior Term Facility and the guarantees thereunder are secured by security interests in (i) all of the capital stock of all direct domestic subsidiaries owned by the borrowers and the guarantors, (ii) 65% of the capital stock of each direct foreign subsidiary owned by any borrower or any guarantor (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary), and (iii) substantially all other tangible and intangible assets (including intellectual property) of the borrowers and the guarantors, subject in each case to certain exceptions.

The Amended Senior Term Facility contains customary representations and warranties, affirmative and negative covenants, and definitions of events of default. If an event of default occurs and so long as such event of default is continuing, the amounts outstanding will accrue interest at an increased rate and payments of such outstanding amounts could be accelerated. We do not have maintenance covenants under the terms of the Amended Senior Term Facility but as part of its affirmative covenants, we need to maintain a minimum cash balance of $5.0 million, comply with certain reporting and notice requirements and periodic financial statement reporting on a borrowing entity basis. As of June 30, 2013, we were in compliance with our reporting and notice requirements and no event of default had occurred.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The Amended Senior Term Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur or guarantee additional indebtedness, prepay certain subordinated indebtedness, modify certain terms of certain material agreements (including intercompany agreements), make dividends and other restricted payments, issue additional preferred stock, make investments (including a cap on investments in our international business during the term of the Senior Term Facility), incur or maintain liens, make capital expenditures, engage in mergers and certain other fundamental changes, engage in certain transactions with affiliates, enter into sale-leaseback arrangements or enter into agreements restricting dividends or other distributions by subsidiaries to the borrowers or any of their subsidiaries.

Under the Senior Term Facility, principal payments of $0.8 million were due on the last day of each calendar quarter starting on September 30, 2012 and ending on March 31, 2013, and under the Amended Senior Term Facility, principal payments of $1.6 million are due on the last day of each calendar quarter starting on June 30, 2013 and ending March 31, 2017, with the remaining unpaid principal amount of the loan due and payable at maturity.

The loans outstanding under the Amended Senior Term Facility bear interest, at our option, either: (i) at the base rate, which is defined as the highest of (a) the rate of interest published by the Wall Street Journal, from time to time, as the prime rate, (b)  1/2 of 1% per annum above the weighted average of the rates on overnight federal funds transactions, (c) an adjusted London inter-bank offered rate (adjusted for statutory reserve requirements and with a rate floor of 1.5%) (“LIBO Rate”) for an interest period of one month plus 1.00% and (d) 2.50% or (ii) at the LIBO Rate plus, in each case, an applicable margin. The applicable margin is 9.75% per annum with respect to any LIBO Rate loan and 8.75% per annum with respect to any base rate loan, per annum. As of June 30, 2013, the interest rate on the Amended Senior Term Facility was 11.25% and all loans were outstanding as three month LIBOR Rate loans.

We paid $9.6 million of loan origination fees and financing costs related to the Senior Term Facility, all of which has been accounted for as deferred financing costs. We paid $10.0 million of additional fees related to the New Borrowing. As the New Borrowing is treated as a modified loan, we recorded $7.0 million of fees paid directly to the lenders as deferred financing costs. The remaining $3.0 million of fees not paid directly to the lenders in connection with the New Borrowing were expensed to interest expense. See Note 10, “Interest Costs” for additional details. Total amortization expense of the deferred financing costs was $0.8 million and $1.2 million for the three and six month periods ended June 30, 2013, respectively, and an amount of less than $0.1 million for the comparable prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2013, the balance of unamortized deferred financing costs related to the Amended Senior Term Facility was $14.6 million and was included as a separate line in our unaudited condensed consolidated balance sheet.

As of June 30, 2013, the mandatory principal payments under the Amended Senior Term Facility for each of the next five years and thereafter are as follows (in thousands):

Credit
Years ending December 31,	Facility
2013 (period from July 1 to December 31)	$3,100
2014	$6,200
2015	$6,200
2016	$6,200
2017	$222,219
Thereafter	$—

The credit agreement executed in connection with our Amended Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. The credit agreement provides that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of ABAS only. This calculation is made at the end of each fiscal year beginning with the year ending December 31, 2013, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on ABAS’ debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates trigger the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our consolidated balance sheets.

We may voluntarily prepay the loans subject to conditions, prices and premiums as follows:

(i)	On and prior to June 20, 2015 we may prepay the loans at par plus (a) 3.0% of the principal amount of the loans prepaid and b) a “make whole” premium based on a discounted present value of the interest and principal payments due on such prepaid loans through June 20, 2015;

(ii)	On and after June 21, 2015 but prior to June 21, 2016, we may prepay the loans at par plus 3.0% of the principal amount of loans prepaid;

(iii)	On and after June 21, 2016, we may prepay the loans at par.

Alaska Financing — On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. As of June 30, 2013 and December 31, 2012, we had $1.8 million and $2.0 million, respectively, outstanding under the Alaska Facility. No further draws can be made under the Alaska Facility and principal amounts outstanding are payable in quarterly installments over a five-year period commencing on November 12, 2011, or can be prepaid at any time without premium or penalty at our option. The Alaska Facility is secured by a first-priority interest in our cell tower leases and other personal property located at the cell sites in Alaska.

The Alaska Facility contains representations and warranties and affirmative and negative covenants customary for financings of this type. There are no financial covenants; however, other covenants include limitations on liens on the collateral assets as well as mergers, consolidations, and similar fundamental corporate events, and a requirement that we continue as the in-flight connectivity service provider to Alaska Airlines.

Pursuant to our equipment and revenue agreement with Alaska Airlines, the share of service revenue (“revenue share”) we pay Alaska Airlines increases as long as any amounts are outstanding under the Alaska Facility. Alaska Airlines revenue share increases by 500 basis points for the one-year period following the first date on which our Gogo® service is used on the ATG network in Alaska, and 300 basis points thereafter, until the principal and all accrued interest is paid in full. This incremental Alaska Airlines’ revenue share was an amount less than $0.1 million for three and six month periods ended June 30, 2013 and 2012 and is included in our unaudited condensed consolidated statements of operations as part of our interest expense.

Principal payments under the Alaska Facility in each of the next five years and thereafter are as follows (in thousands):

Alaska
Years ending December 31,	Facility
2013 (period from July 1 to December 31)	$252
2014	$504
2015	$504
2016	$504
2017	$—
Thereafter	$—

Letters of Credit — We maintain several letters of credit totaling $0.6 million and $0.9 million as of June 30, 2013 and December 31, 2012, respectively. The letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our office locations in Itasca, Illinois; Bensenville, Illinois; and Broomfield, Colorado and for the benefit of certain vendors in the ordinary course of business.

10. Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the useful lives of the assets. We commenced capitalizing interest on major capital projects when we entered into the Senior Term Facility on June 21, 2012.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of our interest costs for the three and six month periods ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense	$6,603	$490	$10,137	$559
Amortization of deferred financing costs	785	40	1,171	40
Non lender fees (1)	2,982	—	2,982	—

Interest costs charged to expense	$10,370	$530	$14,290	$599
Interest costs capitalized to property and equipment	210	—	402	—
Interest costs capitalized to software	128	—	209	—

Total interest costs	$10,708	$530	$14,901	$599

(1)	Primarily consists of fees paid to legal counsel and underwriters in connection with the New Borrowing.

11. Leases

Arrangements with Commercial Airlines — Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo® service to passengers on the aircraft. We are generally responsible for the costs of installing and deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second type of connectivity agreement some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions where legal title transfers are not deemed to be sales transactions for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheet, as noted in Note 5, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as a lease incentive and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheet and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $1.8 million and $3.3 million for the three and six month periods ended June 30, 2013, respectively, and $1.0 million and $1.7 million for the comparable prior year periods as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of June 30, 2013, deferred airborne lease incentives of $7.7 million and $48.5 million are included in current and non-current liabilities, respectively, in our unaudited condensed consolidated balance sheet. As of December 31, 2012, deferred airborne lease incentives of $5.9 million and $40.0 million are included in current and non-current liabilities, respectively, in our unaudited condensed consolidated balance sheet.

The revenue share paid to the airlines represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $8.3 million and $15.4 million for the three and six month periods ended June 30, 2013, respectively, and $5.1 million and $9.6 million for the comparable prior year periods.

Leases and Cell Site Contracts — We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $1.5 million and $2.8 million for the three and six month periods ended June 30, 2013, respectively, and $1.2 million and $2.4 million for the comparable prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $1.9 million and $3.6 million for the three and six month periods ended June 30, 2013, respectively, and $1.5 million and $2.9 million for the comparable prior year periods.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of June 30, 2013, are as follows (in thousands):

Operating
Years ending December 31,	Leases
2013 (period from July 1 to December 31)	$6,389
2014	$11,065
2015	$9,866
2016	$8,632
2017	$6,815
Thereafter	$21,836

Equipment Leases – We lease certain computer equipment under capital leases, for which interest has been imputed with an annual interest rate of 10.0%. As of June 30, 2013 these leases were classified as part of office equipment, furniture, and fixtures in our unaudited condensed consolidated balance sheet at a gross cost of $0.7 million. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of June 30, 2013, are as follows (in thousands):

Amortization
Years ending December 31,	Expense
2013 (period from July 1 to December 31)	$137
2014	212
2015	88
2016	14
2017	—
Thereafter	—

Total minimum lease payments	451
Less: Amount representing interest	(44)

Present value of net minimum lease payments	$407

The $0.4 million present value of net minimum lease payments as of June 30, 2013 has a current portion of $0.2 million and a non-current portion of $0.2 million.

12. Commitments and Contingencies

Contractual Commitments — We have an agreement with a third party under which the third party develops software that is used in providing in-flight connectivity services. Cash obligations under this agreement include three milestone installment payments of $1.9 million each for total consideration of $5.6 million. The milestone payments were made in May 2011, January 2012, and February 2013.

One contract with one of our airline partners requires us to provide our airline partner with an annual cash rebate of $1.8 million and a reduction in certain charges beginning in June 2014 if our service is available on a specified number of aircraft in our airline partner’s fleet by such date. Provided that the number of aircraft on which our service is available remains above the specified threshold, the cash payments will be due each June thereafter through 2023.

We have an agreement with one of our airborne equipment vendors that committed us to purchase $21.4 million in satellite based antenna and radome systems as of June 30, 2013, of which $7.0 million remains to be paid. The remaining $7.0 million will become payable once the vendor has received Parts Manufacturing Authority, or PMA, from the Federal Aviation Authority and this product can be shipped to us.

We have agreements with two different vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $12.7 million in 2013 (July through December), $30.3 million in 2014, $34.0 million in 2015, $35.2 million in 2016, $34.1 million in 2017, $17.5 million in 2018 and less than $0.1 million in 2019.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Damages and Penalties—Certain of our agreements with our airline partners may require us to incur additional obligations as a result of the occurrence of specified events, some of which may be out of our control. One contract covering the international fleet of one of our airline partners requires us to provide a credit or refund of up to $25 million to our airline partner if a competing airline installs satellite connectivity systems on a certain number of aircraft in its international fleet more quickly than we install our system on our airline partner’s international fleet. The refund or credit would be eliminated in its entirety if we complete full installation of our airline partner’s international fleet by January 1, 2015, which date may be extended by up to six months as a result of certain excusable delays. The amount of any such refund or credit depends on a number of facts and circumstances, such as the pace at which we install satellite systems on aircraft delivered to us by our airline partner, as well as some that are not under our control, including, but not limited to, the number of installable aircraft made available to us from our airline partner’s international fleet, our competitor’s ability to install an equal or greater quantity of satellite systems on such competing airlines’ international fleet and any current or future regulatory delays to the extent they are not excusable delays. Any refund or credit may only be applied toward the purchase of, or for a refund of amounts paid by the airline for previously purchased, equipment. This contract also obligates us to pay our airline partner one time liquidated damages in the range of $1 million to $5 million if we fail to obtain certain regulatory approvals related to the provision of satellite-based services by specified deadlines. One contract with another of our airline partners obligates us to pay our airline partner up to $6 million in penalties and installation and other costs if we fail to receive certain regulatory approvals or begin the installation of equipment related to the provision of satellite-based service by specified deadlines.

We have entered into a number of agreements with our airline partners that require us to provide a credit or pay liquidated damages to our airline partners on a per aircraft, per day or per hour basis if we are unable to install our equipment on aircraft by specified timelines. The maximum amount of future credits or payments we could be required to make under these agreements is uncertain because the amount of future credits or payments is based on certain variable inputs, including the number of aircraft that are not installed on schedule, the length of time by which the installation is delayed, and the unit of time by which the delay is measured.

Indemnifications and Guarantees — In accordance with Delaware law, we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is uncertain and may be unlimited, depending upon circumstances. However, our Directors’ and Officers’ insurance does provide coverage for certain of these losses.

In the ordinary course of business we may occasionally enter into agreements pursuant to which we may be obligated to pay for the failure of performance of others, such as the use of corporate credit cards issued to employees. Based on historical experience, we believe that any material loss related to such guarantees is remote.

We have entered into a number of agreements, including our agreements with commercial airlines, pursuant to which we indemnify the other party for losses and expenses suffered or incurred in connection with any patent, copyright, or trademark infringement or misappropriation claim asserted by a third party with respect to our equipment or services. The maximum potential amount of future payments we could be required to make under these indemnification agreements is uncertain and is typically not limited by the terms of the agreements.

American Airlines Bankruptcy—On November 29, 2011, American Airlines filed for reorganization under Chapter 11 of the United States Bankruptcy Code. While American Airlines has announced that it will continue to operate its business and fly normal flight schedules, there can be no assurance that the filing will not have an adverse effect on our revenue or results of operations in the short- or long-term. Revenue from passengers purchasing our service while flying on aircraft owned by American Airlines accounted for approximately 15% and 15% of consolidated revenue for the three and six month periods ended June 30, 2013, respectively, and approximately 13% and 13% for the comparable prior year periods. Revenue from passengers purchasing our service while flying on aircraft owned by American Airlines accounted for approximately 23% and 24% of CA-NA revenue for the three and six month periods ended June 30, 2013, respectively, and approximately 23% and 23% for the comparable prior year periods.

Advanced Media Networks Litigation—On December 19, 2011, Advanced Media Networks, L.L.C. (“AMN”) filed suit in the United States District Court for the Central District of California against us for allegedly infringing one of its patents and seeking injunctive relief that would affect both our CA-NA and BA businesses and unspecified monetary damages. On April 9, 2012, the plaintiff filed an amended complaint that named as additional defendants certain of our commercial airline partners and BA customers. On July 31, 2013, we entered into a Confidential Settlement Agreement with AMN pursuant to which AMN agreed to dismiss its claims against us and all other defendants with prejudice, and agreed not to sue us, our airline partners or our BA customers in the future for infringement of any patent currently owned by AMN or any related patent based on our products, services or systems, in exchange for us paying an immaterial amount.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Innovatio IP Ventures, LLC Litigation—In May 2012, Innovatio IP Ventures, LLC filed suit in the United States District Court for the Northern District of Illinois against a number of defendants, including Delta Airlines and AirTran Airways, for alleged infringement of several patents in the field of wireless local area networking. AirTran and Delta have requested indemnification from us and under our contracts we are required to indemnify these airlines for defense costs and any damages arising from such litigation to the extent it relates to Gogo technology or services. We intend to seek indemnification, in turn, from certain of our equipment vendors. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. The outcome of this matter is inherently uncertain and may have a material effect on our financial position, results of operations and cash flows.

Stewart Litigation—On April 10, 2013, the United States District Court for the Northern District of California granted our motion to dismiss, without prejudice, a lawsuit filed on October 4, 2012 by James Stewart against us, on behalf of putative classes of national purchasers and a subclass of California purchasers of our service, alleging claims for monopolization and exclusive dealing under the federal antitrust laws and California state antitrust and unfair practices laws related to the Gogo service offered through our domestic commercial airline partners. The court granted the plaintiffs leave to file an amended complaint and the deadline for such filing is August 19, 2013. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe that we have strong defenses and, in the event an amended complaint is filed by the plaintiffs, intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

13. Equity

Preferred and Common Stock—On June 20, 2013, we priced our IPO of 11,000,000 shares of common stock and such shares began trading on the NASDAQ Global Select Market on June 21, 2013. The public offering price of the shares sold in the offering was $17.00 per share. Upon consummation of the IPO, all outstanding shares of convertible preferred stock converted into 66,235,473 shares of common stock, which includes 2,135,602 common shares issued in connection with the liquidation preference associated with our Class A Senior Convertible Preferred Stock.

Please refer to Note 3, “Preferred Stock and Common Stock” to the audited consolidated financial statements for the year ended December 31, 2012 included in our Prospectus for further information regarding our Preferred Stock and Common Stock.

Preferred Stock Activity

A summary of our preferred stock activity during the three and six month periods ended June 30, 2013 is as follows (in thousands):

	Preferred Stock
	Class A	Class B	Junior	Total
Balance at April 1, 2013	$180,367	$295,051	$156,933	$632,351
Preferred stock return	5,563	8,431	—	13,994
Accretion of preferred stock	493	374	1,728	2,595
Conversion to common stock	(186,423)	(303,856)	(158,661)	(648,940)

Balance at June 30, 2013	$—	$—	$—	$—

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	Preferred Stock
	Class A	Class B	Junior	Total
Balance at January 1, 2013	$174,199	$285,035	$155,144	$614,378
Preferred stock return	11,219	18,058	—	29,277
Accretion of preferred stock	1,005	763	3,517	5,285
Conversion to common stock	(186,423)	(303,856)	(158,661)	(648,940)

Balance at June 30, 2013	$—	$—	$—	$—

Effective upon the closing of the IPO in June 2013, our previously issued preferred stock was no longer outstanding as all such preferred stock was converted into our common stock. Our Third Amended and Restated Certificate of Incorporation authorizes 100,000,000 shares of new preferred stock with a par value of $0.01 per share. No shares of this new preferred stock have been issued. The preferred stock may be issued, from time to time, in one or more series as authorized by the Board of Directors, which has the authority to designate the terms of any series of preferred stock issued, including, without limitation, the number of shares to be included in the series of preferred stock, any dividend, redemption, conversion rights or voting powers and the designations, preferences and relative participating, optional or other special rights.

Our Third Amended and Restated Certificate of Incorporation authorized an additional 397,000,000 shares of common stock with a par value of $0.0001 per share bringing the total authorized shares of common stock to 500,000,000 shares.

14. Fair Value of Financial Assets and Liabilities

A three-tier fair value hierarchy has been established which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 — defined as observable inputs such as quoted prices in active markets;

•

Level 2 — defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Amended Senior Term Facility and the Alaska Facility, both of which are reflected on the consolidated balance sheet at cost, as defined in Note 9, “Long-Term Debt and Other Liabilities”. Based on market conditions as of June 30, 2013, the fair value of the Amended Senior Term Facility and the Alaska Facility approximated their carrying values of $243.9 million and $1.8 million, respectively (see Note 9, “Long-Term Debt and Other Liabilities”). These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market including interest rates on recent financings by entities with credit profiles similar to ours. We estimated the fair values of the Amended Senior Term Facility and the Alaska Facility by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at June 30, 2013 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Amended Senior Term Facility and the Alaska Facility.

Derivative Liabilities:

As described in Note 3, “Preferred Stock and Common Stock” to the audited consolidated financial statements for the year ended December 31, 2012 included in our Prospectus, the liquidation preference associated with our Class A Senior Convertible Preferred Stock is considered an embedded derivative as it provided for a minimum return upon a Deemed Liquidation Event, such as an IPO. Upon consummation of the IPO, 2,135,602 common shares were issued in connection with the liquidation preference minimum return. As the public offering price of the shares sold in the offering was $17.00 per share, the value of the liquidation preference was $36.3 million, which we believe constitutes Level 2 observable inputs.

As discussed in Note 3, “Preferred Stock and Common Stock,” to the audited consolidated financial statements for the year ended December 31, 2012 included in our Prospectus, our Class A Preferred Stock and Junior Preferred Stock included features that qualified as embedded derivatives. The embedded derivatives were bifurcated from the host contract and separately accounted for as a derivative liability. As derivative liabilities, these features are required to be initially recorded at the fair value on date of issuance and marked to fair value at the end of each reporting period, resulting in a noncash charge/benefit to other (income) expense in our unaudited condensed consolidated statements of operations. The fair value of the derivatives was valued using an income approach and a probability-weighted expected return method (“PWERM”) using Level 3 unobservable inputs, as the income approach and PWERM were deemed to best represent the valuation models investors would likely use in valuing us.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table presents the fair value reconciliation of Level 3 derivative liabilities measured at fair value on a recurring basis for the three and six month periods ended June 30, 2012 (in thousands):

2012
Class A Preferred Stock Balance at April 1	$8,513
Included in other (income) expense	(8,513)

Class A Preferred Stock Balance at June 30	$—

Class A Preferred Stock Balance at January 1	$9,640
Included in other (income) expense	(9,640)

Class A Preferred Stock Balance at June 30	$—

15. Income Tax

The effective income tax rates for the three and six month periods ended June 30, 2013 were (0.5%) and (0.8%), respectively, and 7.1% and (383.8%) for the comparable prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and six month periods ended June 30, 2013 and 2012 was primarily due to the recording of a valuation allowance against our net deferred tax assets and the effect of the fair value adjustments to our derivative liabilities, which are excluded from taxable income (loss).

We are subject to taxation in the United States, Canada and various states. With few exceptions, as of June 30, 2013, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2009.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and six month periods ended June 30, 2013. As of June 30, 2013, we did not have a liability recorded for interest or potential penalties.

It is reasonably possible that there will be a decrease of $0.2 million in the unrecognized tax benefits within the next 12 months because of an expected settlement with the tax authorities.

16. Business Segments and Major Customers

Effective January 1, 2013, we realigned our reporting segments into the following three segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA”. We previously reported three segments: commercial aviation or CA, International, and BA. The realignment is intended to better align our reporting structure to the way in which we manage our business. The BA segment was not impacted by the realignment. Prior period segment disclosures have been restated to conform to the current year presentation.

CA-NA Segment: Our CA-NA segment provides in-flight connectivity and wireless digital entertainment solutions to commercial airline passengers flying routes that begin and end within North America, which for this purpose includes the continental United States (including Alaska), Canada and Mexico.

CA-ROW Segment: Through our CA-ROW segment we intend to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international flights of North American based commercial airlines. This includes routes that begin or end outside of North America (as defined above) for which our international service is provided. Our CA-ROW business is in the start-up phase as we initiated our international expansion efforts in the first quarter of 2012.

BA Segment: Our BA business provides equipment for in-flight connectivity along with voice and data services to the business aviation market. BA services include Gogo Biz, our in-flight broadband service that utilizes both our ATG network and our ATG spectrum, and satellite-based voice and data services through strategic alliances with satellite companies. Customers include business aircraft manufacturers, owners, and operators, as well as government and military entities.

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the audited consolidated financial statements for the year ended December 31, 2012 included in our Prospectus. Transactions between segments are eliminated in consolidation. There are no revenue transactions between segments. We currently do not generate a significant amount of foreign revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Management evaluates performance and allocates resources to each segment based on segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, and certain non-cash charges (including amortization of deferred airborne lease incentives, stock compensation expense, fair value derivative adjustments, Class A and Class B Senior Convertible Preferred Stock Return, accretion of preferred stock, and write off of deferred equity financing costs). Segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment profit (loss) should not be considered in isolation or as a substitute for net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

Information regarding our reportable segments is as follows: (in thousands):

	For the Three Months Ended
	June 30, 2013
	CA-NA	CA-ROW	BA	Total
Service revenue	$49,346	$71	$12,583	$62,000
Equipment revenue	426	148	16,863	17,437

Total revenue	$49,772	$219	$29,446	$79,437

Segment profit (loss)	$2,669	$(9,372)	$10,491	$3,788

	For the Three Months Ended
	June 30, 2012
	CA-NA	CA-ROW	BA	Total
Service revenue	$32,115	$—	$8,134	$40,249
Equipment revenue	412	480	16,738	17,630

Total revenue	$32,527	$480	$24,872	$57,879

Segment profit (loss)	$(2,522)	$(3,038)	$9,740	$4,180

	For the Six Months Ended
	June 30, 2013
	CA-NA	CA-ROW	BA	Total
Service revenue	$92,152	$1,269	$23,514	$116,935
Equipment revenue	985	168	32,103	33,256

Total revenue	$93,137	$1,437	$55,617	$150,191

Segment profit (loss)	$2,284	$(15,592)	$19,947	$6,639

	For the Six Months Ended
	June 30, 2012
	CA-NA	CA-ROW	BA	Total
Service revenue	$61,309	$—	$15,355	$76,664
Equipment revenue	839	480	34,169	35,488

Total revenue	$62,148	$480	$49,524	$112,152

Segment profit (loss)	$(4,913)	$(5,598)	$18,744	$8,233

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
CA-NA segment profit (loss)	$2,669	$(2,522)	$2,284	$(4,913)
CA-ROW segment loss	(9,372)	(3,038)	(15,592)	(5,598)
BA segment profit	10,491	9,740	19,947	18,744

Total segment profit	3,788	4,180	6,639	8,233
Interest income	14	15	33	25
Interest expense	(10,370)	(530)	(14,290)	(599)
Depreciation and amortization	(13,709)	(9,162)	(27,554)	(17,427)
Amortization of deferred airborne lease incentives (1)	1,764	953	3,336	1,706
Stock compensation expense	(905)	(846)	(1,783)	(1,695)
Fair value derivative adjustments	(36,305)	8,513	(36,305)	9,640
Other income	1	—	—	—

Income (loss) before income taxes	$(55,722)	$3,123	$(69,924)	$(117)

(1)	Amortization of deferred airborne lease incentive only relates to our CA-NA segment. See Note 11, “Leases” for further information.

Major Customers and Airline Partnerships—During the three and six months ended June 30, 2013 and 2012, no customer accounted for more than 10% of our consolidated revenue. As of June 30, 2013, no customer accounted for more than 10% of consolidated accounts receivable. In CA-NA, one party made up approximately 15% of consolidated accounts receivable as of December 31, 2012.

In our CA-NA segment, revenue from passengers using the Gogo service while flying on aircraft owned by two of our airline partners accounted for approximately 41% of consolidated revenue for both the three and six month periods ended June 30, 2013, and approximately 39% and 38% for the comparable prior year periods.

17. Employee Retirement and Postretirement Benefits

Share-Based Compensation—We have awards outstanding under two share-based compensation plans as of June 30, 2013, the Aircell Holdings Inc. Stock Option Plan and the AC Management LLC plan. See Note 11, “Share-Based Compensation” to the audited consolidated financial statements for the year ended December 31, 2012 included in our Prospectus for further information regarding these plans. For the six month period ended June 30, 2013, 1,286,882 stock options were granted, 170,053 stock options were forfeited, 23,278 stock options were expired, and 63,860 stock options were exercised.

Share-based compensation totaled $0.9 million and $1.8 million for the three and six month periods ended June 30, 2013, respectively, and $0.8 million and $1.7 million for the comparable prior year periods.

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate in the 401(k) plan are entitled to make tax-deferred contributions of up to 15% of annual compensation, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions for the three and six month periods ended June 30, 2013 and 2012 were $0.5 million and $1.1 million, respectively, and $0.4 million and $0.8 million for the comparable prior year periods.

Bonus Arrangements — We have not paid certain cash bonuses under the discretionary incentive plan in 2008. We did commit, however, to paying these bonuses in the future if certain conditions were satisfied. We have committed to pay bonuses to CA-NA employees at and above the Vice President level if and when we achieve positive cash flow for one fiscal quarter. In general, to be eligible for such bonus payouts, the employee must remain employed by us on the payment date. The amount of the contingent payout is approximately $0.4 million in the aggregate, but such amount has not been accrued as of June 30, 2013, as the payout cannot be deemed probable at this time.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

18. Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $7.4 million and $15.1 million for the three and six month periods ended June 30, 2013, respectively, and $5.5 million and $10.9 million for the comparable prior year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

19. Canadian ATG Spectrum License

On July 17, 2012, Industry Canada issued to our Canadian subsidiary a subordinate license that allows us to use Canadian ATG spectrum of which SkySurf Canada Communications Inc. (“SkySurf”) is the primary licensee. On July 24, 2012 we entered into a subordinate license agreement (the “License Agreement”) with SkySurf and on August 14, 2012 the agreement commenced. The License Agreement supersedes the spectrum manager lease agreement (the “Spectrum Agreement”) that we entered into with SkySurf on July 27, 2011. The License Agreement provides for our exclusive rights to use SkySurf’s ATG spectrum licenses in Canada. The License Agreement has an initial term of ten years commencing on August 14, 2012 and, provided that the primary spectrum license agreement issued by Industry Canada to SkySurf remains in effect, is renewable at our option for an additional ten-year term following the initial expiration and thereafter for a further five-year term. We made a one-time payment of C$3.3 million, which was equivalent to approximately U.S. $3.3 million (“one-time payment”). The renewal of the primary spectrum license will depend upon the satisfaction by Gogo and SkySurf of certain conditions set forth in the license, including, without limitation, a network build-out requirement. The term of the License Agreement, including the initial ten-year term and any renewals, is contingent on the effectiveness and renewal of the primary spectrum license issued by Industry Canada to SkySurf on June 30, 2009, which expires on June 29, 2019. We are to pay SkySurf C$0.1 million, which is equivalent to U.S. $0.1 million, monthly during the initial ten-year term of the License Agreement. Additionally, we are to make variable monthly payments based on the number of cell sites in Canada and the number of Canadian-domiciled commercial aircraft on which we provide our service.

As the License Agreement is for our exclusive use of a license, which is considered a right to use an intangible asset and thus not property, plant, or equipment, the agreement is not considered a lease for accounting purposes. As such, we recorded the SkySurf one-time payment as an asset in our consolidated balance sheet at the time of payment. As of June 30, 2013, the one-time payment had balances of $0.1 million and $2.9 million included in prepaid expenses and other current assets and other non-current assets, respectively, in our unaudited condensed consolidated balance sheet. The one-time payment will be amortized on a straight-line basis over the estimated term of the agreement of 25-years. Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

SkySurf
Years ending December 31,	Amortization
2013 (period from July 1 to December 31)	$62
2014	$124
2015	$124
2016	$124
2017	$124
Thereafter	$2,421

Amortization expense totaled less than $0.1 million and $0.1 million during the three and six month periods ended June 30, 2013, respectively.

The monthly payments are expensed as incurred and totaled approximately $0.2 million and $0.5 million during the three and six month periods ended June 30, 2013, respectively.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, international expansion, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Quarterly Report on Form 10-Q.

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners;

•

any inability to timely and efficiently roll out our technology roadmap for any reason, including regulatory delays, or the failure by our airline partners to roll out equipment upgrades or new services or adopt new technologies in order to support increased network capacity demands;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to develop network capacity sufficient to accommodate growth in passenger demand;

•	unfavorable economic conditions in the airline industry and economy as a whole;

•	our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future airline partners;

•	an inability to compete effectively;

•	our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers;

•	our ability to successfully develop and monetize new products and services, including those that are currently being offered on a limited or trial basis or are in various stages of development;

•	our ability to deliver products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the effects, if any, on our business of recent events relating to American Airlines;

•	a revocation of, or reduction in, our right to use licensed spectrum or grant of a license to use air-toground spectrum to a competitor;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures, material defects or errors in our software or damage to our equipment;

•	the limited operating history of our CA-NA and CA-ROW segments;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•

compliance with U.S. and foreign government regulations and standards, including those related to the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the U.S. and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims;

•	our ability to protect our intellectual property;

•	any negative outcome or effects of pending or future litigation;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuation in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for in-flight broadband internet access services or market acceptance for our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry;

•	the attraction and retention of qualified employees and key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the OFAC;

•	difficulties in collecting accounts receivable; and

•

other risks and factors listed under “Risk Factors” in the prospectus on Form 424(b) dated as of June 20, 2013 and filed with the Securities and Exchange Commission on June 24, 2013 (the “Prospectus”).

Any one of these factors or a combination of these factors could materially affect our financial condition or future results of operations and could influence whether any forward-looking statements contained in this report ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and you should not place undue reliance on them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition, while we do, from time to time, communicate with security analysts, it is against our policy to disclose to them any material non-public information or other confidential information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not our responsibility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the Prospectus and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo Inc. is the world’s leading provider of in-flight connectivity with the largest number of online aircraft in service and a pioneer in wireless digital entertainment and other services in the commercial and business aviation markets. Effective January 1, 2013, we realigned our operating segments into the following three segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA.” We previously reported three segments: commercial aviation, or CA, International and BA. The realignment is intended to better align our reporting structure to the way in which we manage our business. The BA segment was not impacted by the realignment. Prior period segment disclosures have been restated to conform to the current year presentation.

Services provided by our CA-NA business include Gogo Connectivity, which allows passengers to connect to the internet from their personal Wi-Fi-enabled devices, Gogo Vision, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices, and our Gogo Signature Services, which include a broad range of customizable, targeted content, advertising and e-commerce services. Such services are provided by the CA-NA business to commercial airline passengers flying routes that begin and end within North America, which for this purpose includes the continental United States (including Alaska), Canada and Mexico. Through our CA-ROW business, we intend to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international flights of U.S.-based commercial airlines. This includes routes that begin or end outside of North America (as defined above) for which our international service is provided. Our CA-ROW business is in the start-up phase, as we initiated our international expansion efforts in the first quarter of 2012. Subject to satisfaction of FAA regulatory requirements regarding the design and installation of the radome we plan to use to provide Ku-band satellite service, we are currently targeting late 2013 as the time frame in which we commence installations of Ku-band equipment on aircraft. Our BA business sells equipment for in-flight telecommunications and provides in-flight internet connectivity and other voice and data communications products and services to the business aviation market. BA services include Gogo Biz, our in-flight broadband service that utilizes both our ATG network and our ATG spectrum, and satellite-based voice and data services through our strategic alliances with satellite companies.

Recent Developments

On April 4, 2013, we borrowed $113.0 million (the “New Borrowing”) under an amendment to the Credit Agreement governing our existing Senior Term Facility, dated as of June 21, 2012, among Gogo Intermediate Holdings LLC (“GIH”), Aircell Business Aviation Services LLC (“ABAS”) and Gogo LLC, as borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We refer to our existing Senior Term Facility, as so amended, as the “Amended Senior Term Facility.” The amendment increased the size of our Senior Term Facility from $135.0 million to $248.0 million. We received net cash proceeds from the New Borrowing of $103.0 million following the payment of debt issuance fees of $10.0 million. We will use the proceeds from the New Borrowing for general corporate purposes, including upgrading certain of our airline partners to ATG-4 technology and funding our international expansion to the extent permitted by the Amended Senior Term Facility. See “—Liquidity and Capital Resources” for additional information regarding the Amended Senior Term Facility.

On April 11, 2013, we consummated the acquisition of LiveTV Airfone, LLC, or Airfone, including an FCC license for 1 MHz of ATG spectrum held by LiveTV, LLC, or LiveTV. The purchase price for the acquisition was $9.3 million. In connection with the acquisition, we also agreed to license certain intellectual property rights from LiveTV. See Note 6, “Airfone Acquisition,” to our unaudited consolidated financial statements for additional information.

On June 20, 2013, we priced our Initial Public Offering (“IPO”) of 11,000,000 shares of our common stock and such shares began trading on the NASDAQ Global Select Market on June 21, 2013. The public offering price of the shares sold in the offering was $17.00 per share, which provided $170.3 million of net proceeds.

On December 19, 2011, Advanced Media Networks, L.L.C. (“AMN”) filed suit in the United States District Court for the Central District of California against us for allegedly infringing one of its patents and seeking injunctive relief that would affect both our CA-NA and BA businesses and unspecified monetary damages. On April 9, 2012, the plaintiff filed an amended complaint that named as additional defendants certain of our commercial airline partners and BA customers. On July 31, 2013, we entered into a Confidential Settlement Agreement with AMN pursuant to which AMN agreed to dismiss its claims against us and all other defendants with prejudice, and agreed not to sue us, our airline partners or our BA customers in the future for infringement of any patent currently owned by AMN or any patent based on our products, services or systems, in exchange for us paying an immaterial amount.

Factors and Trends Affecting Our Results of Operations

We believe our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•

the costs associated with implementing, and our ability to implement on a timely basis, our technology roadmap, including the need for additional cell sites in our ATG network, upgrades and installation of our ATG-4 technology, the roll-out of our satellite service and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•

the costs associated with our international expansion, including modification to our network to accommodate satellite technology, compliance with applicable foreign regulations and expanded operations outside of the U.S.;

•	the pace and extent of adoption of the Gogo service for use on international commercial aircraft by our current North American airline partners and new international airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our airline partners;

•	the economic environment and other trends that affect both business and leisure travel;

•

the extent of customers’, airline partners’ and other aircraft operators’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide and changes in technology;

•	the continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops; and

•

regulatory changes, including those affecting our ability to maintain our ten-year 3 MHz license for ATG spectrum in the U.S., obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, and expand our service offerings.

Summary Financial Information

Consolidated revenue increased to $79.4 million and $150.2 million for the three and six month periods ended June 30, 2013, respectively, as compared with $57.9 million and $112.2 million for the comparable prior year periods. As of June 30, 2013, the CA-NA segment had 1,982 commercial aircraft online to provide the Gogo service as compared with 1,565 as of June 30, 2012. As of June 30, 2013, the BA segment had 5,099 aircraft online with Iridium satellite communications systems and 1,684 Gogo Biz systems online as compared with 4,920 and 1,166, respectively, as of June 30, 2012. Additionally, the BA segment commenced being a reseller of Inmarsat SwiftBroadband satellite service in 2013 and had six systems online as of June 30, 2013. The BA segment has sold equipment for 344 Inmarsat SwiftBroadband systems to business aviation customers since 2009.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics for the CA-NA and BA segments to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies and evaluate forward-looking projections.

Commercial Aviation North America
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Aircraft online	1,982	1,565	1,982	1,565
Average quarterly service revenue per aircraft online (ARPA)	$25,568	$20,997	$24,388	$20,782
Gross passenger opportunity (GPO) (in thousands)	77,186	65,460	142,210	120,167
Total average revenue per passenger opportunity (ARPP)	$0.64	$0.49	$0.65	$0.51
Total average revenue per session (ARPS)	$10.38	$9.03	$10.34	$9.18
Connectivity take rate	5.9%	5.3%	6.0%	5.4%

•

Aircraft online. We define aircraft online as the total number of commercial aircraft on which our ATG network equipment is installed and Gogo service has been made commercially available as of the last day of each period presented.

•

Average quarterly service revenue per aircraft online (“ARPA”). We define ARPA as the aggregate total service revenue for the quarter, divided by the number of aircraft online during such quarter (expressed as an average of the beginning and ending aircraft online for such quarter) with the year-to-date ARPA representing the simple average of the quarters in the year-to-date period.

•

Gross passenger opportunity (“GPO”). We define GPO as the estimated aggregate number of passengers who board commercial aircraft on which Gogo service has been made available for the period presented. We calculate passenger estimates by taking the maximum capacity of flights with Gogo service, which is calculated by multiplying the number of flights flown by Gogo-equipped aircraft, as published by Air Radio Inc. (ARINC), by the number of seats on those aircraft, and adjusting the product by a passenger load factor for each airline, which represents the percentage of seats on aircraft that are occupied by passengers. Load factors are provided to us by our airline partners and are based on historical data.

•

Total average revenue per passenger opportunity (“ARPP”). We define ARPP as revenue from Gogo Connectivity, Gogo Vision, Gogo Signature Services and other service revenue for the period, divided by GPO for the period.

•

Total average revenue per session (“ARPS”). We define ARPS as revenue from Gogo Connectivity divided by the total number of sessions during the period. A session, or a “use” of Gogo Connectivity, is defined as the use by a unique passenger of Gogo Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•

Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives or unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was less than 3% of the total number of sessions.

Business Aviation
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Aircraft online (1)
Satellite	5,105	4,920	5,105	4,920
ATG	1,684	1,166	1,684	1,166
Average monthly service revenue per aircraft online (1)
Satellite	$154	$132	$153	$135
ATG	1,912	1,846	1,903	1,820
Units Shipped
Satellite	173	174	320	379
ATG	201	182	372	363
Average equipment revenue per unit shipped (in thousands)
Satellite	$36	$41	$38	$41
ATG	52	53	53	51

(1)	Aircraft online and average monthly service revenue per aircraft online exclude the aircraft acquired from Airfone and the related revenue for the three and six month periods ended June 30, 2013, as we intend to wind down the Airfone business by the end of 2013.

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft on which we have satellite equipment in operation as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft on which we have ATG network equipment in operation as of the last day of each period presented.

•

Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•

Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units shipped. We define units shipped as the number of satellite or ATG network equipment units, respectively, shipped during the period.

•

Average equipment revenue per satellite unit shipped. We define average equipment revenue per satellite unit shipped as the aggregate equipment revenue earned from all satellite shipments during the period, divided by the number of satellite units shipped.

•

Average equipment revenue per ATG unit shipped. We define average equipment revenue per ATG unit shipped as the aggregate equipment revenue from all ATG shipments during the period, divided by the number of ATG units shipped.

Key Components of Consolidated Statements of Operations

As noted above, effective January 1, 2013, we realigned our reporting segments into the following three segments: CA-NA, CA-ROW and BA. Our CA-ROW business is in the start-up phase as we initiated our international expansion efforts in the first quarter of 2012, and as of June 30, 2013, this segment had generated minimal revenues. The following briefly describes certain key components of revenue for the CA-NA and BA segments and expenses for the CA-NA, BA and CA-ROW segments, as presented in our unaudited condensed consolidated statements of operations.

Revenue:

We generate two types of revenue through each of our operating segments: service revenue and equipment revenue.

Commercial Aviation North America:

Service revenue. Service revenue for the CA-NA segment, which currently represents substantially all of the CA-NA segment revenue, is derived primarily from Gogo Connectivity related revenue through both retail and non-retail sales channels. Retail revenue is derived from purchases of individual sessions (which includes multiple individual session packages) and subscriptions (including both monthly and annual subscriptions). Non-retail revenue includes sponsorship revenue (Gogo Connectivity sold to third parties who sponsor free or discounted access to Gogo Connectivity to passengers), our enterprise channel (such as Gogo Connectivity sold to customers through travel management companies), our roaming channel (Gogo Connectivity sold to ground based Wi-Fi internet providers or gateways who resell to their customers) and our wholesale channel (Gogo Connectivity sold to companies who in turn make Gogo Connectivity available through customer loyalty programs or as incentives for their direct customers). The CA-NA segment also generates revenue through Gogo Signature Services which include third-party advertising fees and e-commerce revenue share arrangements. Additionally, we generate revenue from fees paid by passengers for access to entertainment content on Gogo Vision, which we launched in August 2011 on aircraft operated by American Airlines. Under the terms of agreements with each of our airline partners, we provide our Gogo service directly to airline passengers and set the pricing for the service. Our customers remit payment directly to us and we remit a share of the revenue to the applicable airline. Although we expect to continue to derive a substantial majority of the CA-NA service revenue from Gogo Connectivity related revenue, we expect our revenue from Gogo Signature Services and Gogo Vision to increase in future periods.

Equipment revenue. We currently have three types of connectivity agreements with our airline partners. Equipment transactions under one form of agreement, which we have used with only one airline partner, qualify for sale treatment due to the specific provisions of the agreement. Equipment revenue generated under this one agreement accounted for less than 2% of the CA-NA segment’s revenue for the three and six month periods ended June 30, 2013 and 2012, and we do not expect it to be a material portion of the CA-NA segment revenue going forward. The remaining two types of connectivity agreements are treated as operating leases of space for our equipment on the aircraft. See “—Cost of Service Revenue” below for further information regarding accounting for equipment transactions under these other two forms of connectivity agreements.

Business Aviation:

Service revenue. Service revenue for the BA segment is principally derived from subscription fees paid by aircraft owners and operators for telecommunication and data services that include Gogo Biz in-flight broadband internet access using our ATG network and satellite-based services that we resell.

Equipment revenue. Equipment revenue for the BA segment is derived from the sale of ATG and satellite-based telecommunication equipment to original equipment manufacturers of aircraft (“OEMs”) and a network of aftermarket dealers who are certified by the Federal Aviation Administration (“FAA”) to install avionics on business aircraft, including aircraft used in the fractional jet market.

Cost of Service Revenue:

Commercial Aviation North America:

Cost of service revenue for the CA-NA segment includes network operations, revenue share, and transactional costs.

Network operations represent the costs to operate and maintain our ATG network, including backhaul, site leases, cell site operations, data centers, network operations center, network technical support, aircraft operations, component assembly and portal maintenance. Our network operations costs include a significant portion of costs that are relatively fixed in nature and do not fluctuate directly with revenue. Additionally, commencing August 14, 2012, the CA-NA segment includes expenses related to our licensing of Canadian ATG spectrum.

Revenue share consists of payments made to our airline partners under our connectivity agreements. Under one type of connectivity agreement we maintain legal title to our equipment and no payments in respect of such equipment are made to us by our airline partners. Under these agreements, the initial revenue share percentages earned by our airline partners for Gogo Connectivity-related revenue are below our standard rates. Upon the occurrence of stipulated triggering events, such as the passage of time or the achievement of certain revenue or installation thresholds, the revenue share percentage increases to a contractually agreed upon rate in line with our standard rates. Under a second type of connectivity agreement our airline partners make an upfront payment for our ATG equipment and take legal title to such equipment. Under these agreements, the revenue share percentage earned by our airline partners is set at a fixed percentage of service revenue at our standard rates throughout the term of the agreement. Upfront payments made pursuant to these agreements are accounted for as deferred airborne lease incentives which are amortized on a straight-line basis as a reduction of cost of service revenue over the term of the agreement. We expect the share of our connectivity agreements under which our airline partners make an upfront payment for our ATG and satellite equipment to increase going forward as this type of connectivity agreement is the primary type we are currently offering to prospective North American and international airline partners and to existing airline partners that wish to expand the Gogo service into additional fleets. In addition to the revenue share percentage for Gogo Connectivity-related revenue, many of our agreements delineate negotiated revenue share percentages to be earned by our airline partners for revenue derived from Gogo Vision and Gogo Signature Services. These revenue share percentages vary by airline partner, but are generally higher than the revenue share percentages paid to our airline partners for Gogo Connectivity.

Transactional costs include billing costs and transaction fees charged by third-party service providers.

Business Aviation:

Cost of service revenue for the BA segment consists of satellite provider service costs, and also includes transaction costs as well as costs related to network operations. Starting in July 2010, we began charging a portion of the CA-NA segment’s network costs to the BA segment as BA’s customers’ usage of the ATG network expanded beyond an immaterial amount. This charge to the BA segment is made based on a charge per megabyte used.

Commercial Aviation Rest of World:

Cost of service revenue for the CA-ROW segment primarily consists of satellite network related costs.

Cost of Equipment Revenue:

Our cost of equipment, for each of the CA-NA, BA and CA-ROW segments, primarily consists of the purchase costs for component parts used in the manufacture of our equipment and, for the BA segment, production, technical support and quality assurance costs associated with the equipment sales.

Engineering, Design and Development Expenses:

Engineering, design and development expenses for the CA-NA, BA and CA-ROW segments include activities related to the design and development of next generation technologies and costs associated with obtaining and maintaining FAA and other regulatory certifications. The CA-NA, BA and CA-ROW segments’ engineering, design and development expenses also include the development of ground and airborne systems, including customization of network and airborne equipment, along with the design of airborne system installation processes. The CA-NA and BA segments’ engineering, design and development expenses also include costs associated with the enhancement of existing products.

Sales and Marketing Expenses:

Commercial Aviation North America and Rest of World:

Sales and marketing expenses for the CA-NA and CA-ROW segments consist primarily of costs associated with cultivating our relationships with our airline partners and attracting additional passengers as Gogo customers. Sales and marketing activities related to the airlines include contracting with new airlines to offer Gogo service on their aircraft, contracting to add additional aircraft operated by our existing airline partners to the Gogo-installed fleet, joint marketing of the Gogo service with our airline partners and program management related to Gogo service launches and trade shows. Sales and marketing activities related to our Gogo customers include advertising and marketing campaigns and promotions as well as customer service related activities to our Gogo customers.

Business Aviation:

Sales and marketing expenses for the BA segment consist of costs associated with activities related to customer sales, advertising and promotions, product management, trade shows, and customer service support related activities. Customer service provides support to end users.

General and Administrative Expenses:

For both the CA-NA and BA segments, general and administrative expenses include staff and related operating costs of the business support functions, including finance and accounting, legal, human resources, administrative, information technology and executive groups. Starting in January 2012, we began allocating to our BA and CA-ROW segments certain corporate operating expenses included in the CA-NA segment but shared by our CA-NA, BA and CA-ROW segments. We did not allocate these expenses prior to January 2012 because they were not deemed material.

We are required to comply with new accounting, financial reporting and corporate governance standards as a public company that we expect will cause our general and administrative expenses to increase. Such costs will include, among others, increased auditing and legal fees, board of director fees, investor relations expenses, and director and officer liability insurance costs. We do not expect these costs to be material.

Depreciation and Amortization:

Depreciation expense for both the CA-NA and BA segments includes depreciation expense associated with our office equipment, furniture, fixtures and leasehold improvements. Additionally, the depreciation expense for the CA-NA segment includes depreciation of our airborne and ground network related equipment. We depreciate these assets on a straight-line method over their estimated useful lives that range from 3-25 years, depending on the assets being depreciated.

Amortization expense for both the CA-NA and BA segments includes the amortization of our finite lived intangible assets on a straight-line basis over the estimated useful lives that range from 3 to 10 years, depending on the items being amortized.

Segment Profit (Loss)

We measure our segments’ performance on the basis of segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, and certain non-cash charges (including amortization of deferred airborne lease incentives, stock compensation expense, fair value derivative adjustments, Class A and Class B Senior Convertible Preferred Stock return, accretion of preferred stock, and the write off of deferred equity financing costs).

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases, which have or are reasonably likely to have a material effect on our results of operations. See Note 11, “Leases” to our unaudited condensed consolidated financial statements for further information.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements and related disclosures require us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related exposures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. In some instances, we could reasonably use different accounting estimates, and in some instances results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with long-lived assets, indefinite-lived assets, derivative liabilities and fair value derivative adjustments, and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, FASB Finalizes New Disclosure Requirements for Reclassification Adjustments Out of AOCI (“ASU 2013-02”). This pronouncement adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. This guidance, which we adopted effective January 1, 2013, did not have a material impact on our financial position, results of operations or cash flows.

Under Section 102(b) of the Jumpstart Our Business Startups Act, an “emerging growth company” such as Gogo can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Pursuant to Section 107(b) of the Jumpstart Our Business Startups Act, we have irrevocably elected to “opt out” of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Results of Operations

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes.

Consolidated Statement of Operations Data

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenue:
Service revenue	$62,000	$40,249	$116,935	$76,664
Equipment revenue	17,437	17,630	33,256	35,488

Total revenue	79,437	57,879	150,191	112,152
Operating expenses:
Cost of service revenue (exclusive of items shown below)	31,135	19,237	57,105	37,065
Cost of equipment revenue (exclusive of items shown below)	8,048	7,284	15,777	14,758
Engineering, design and development	12,333	7,738	24,618	15,312
Sales and marketing	7,060	6,950	13,690	12,740
General and administrative	16,214	12,383	30,809	24,033
Depreciation and amortization	13,709	9,162	27,554	17,427

Total operating expenses	88,499	62,754	169,553	121,335

Operating loss	(9,062)	(4,875)	(19,362)	(9,183)
Total other (income) expense	46,660	(7,998)	50,562	(9,066)

Income (loss) before incomes taxes	(55,722)	3,123	(69,924)	(117)
Income tax provision	267	223	542	449

Net income (loss)	(55,989)	2,900	(70,466)	(566)
Class A and Class B senior convertible preferred stock return	(13,994)	(13,377)	(29,277)	(24,905)
Accretion of preferred stock	(2,595)	(2,612)	(5,285)	(5,198)

Net loss attributable to common stock	$(72,578)	$(13,089)	$(105,028)	$(30,669)

Three and Six Months Ended June 30, 2013 and 2012

Revenue:

Revenue by segment and percent change for the three and six month periods ended June 30, 2013 and 2012 was as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2013 over
	2013	2012	2012
Service Revenue:
CA-NA	$49,346	$32,115	53.7%
BA	12,583	8,134	54.7%
CA-ROW	71	—	n/a

Total Service Revenue	$62,000	$40,249	54.0%

Equipment Revenue:
CA-NA	$426	$412	3.4%
BA	16,863	16,738	0.7%
CA-ROW	148	480	(69.2%)

Total Equipment Revenue	$17,437	$17,630	(1.1%)

Total Revenue:
CA-NA	$49,772	$32,527	53.0%
BA	29,446	24,872	18.4%
CA-ROW	219	480	(54.4%)

Total Revenue	$79,437	$57,879	37.2%

	For the Six Months		% Change
	Ended June 30,		2013 over
	2013	2012	2012
Service Revenue:
CA-NA	$92,152	$61,309	50.3%
BA	23,514	15,355	53.1%
CA-ROW	1,269	—	n/a

Total Service Revenue	$116,935	$76,664	52.5%

Equipment Revenue:
CA-NA	$985	$839	17.4%
BA	32,103	34,169	(6.0%)
CA-ROW	168	480	(65.0%)

Total Equipment Revenue	$33,256	$35,488	(6.3%)

Total Revenue:
CA-NA	$93,137	$62,148	49.9%
BA	55,617	49,524	12.3%
CA-ROW	1,437	480	199.4%

Total Revenue	$150,191	$112,152	33.9%

Commercial Aviation North America:

CA-NA revenue increased to $49.8 million and $93.1 million for the three and six month periods ended June 30, 2013, respectively, as compared with $32.5 million and $62.1 million for the comparable prior year periods due to an increase in service revenue. The increase in CA-NA service revenue was primarily due to increases in GPO, and ARPP. GPO increased to 77.2 million and 142.2 million for the three and six month periods ended June 30, 2013, respectively, from 65.5 million and 120.2 for the comparable prior year periods, driven by an increase in aircraft online to 1,982 as of June 30, 2013 from 1,565 as of June 30, 2012. ARPP increased to $0.64 and $0.65 for the three and six month periods ended June 30, 2013, respectively, as compared with $0.49 and $0.51 for the comparable prior year periods primarily due to increases in connectivity take rate and ARPS. The connectivity take rate increased to 5.9% and 6.0% for the three and six month periods ended June 30, 2013, respectively, as compared with 5.3% and 5.4% for the comparable prior year periods, primarily due to the expansion of our footprint across a larger number of aircraft, which led to increased passenger awareness and adoption of the Gogo service. ARPS increased to $10.38 and $10.34 for the three and six month periods ended June 30, 2013, respectively, as compared with $9.03 and $9.18 for the comparable prior year periods. The increase in ARPS for the three and six month periods ended June 30, 2013 over the comparable prior year periods was due primarily to pricing increases related to our single use and subscription products and changes to our product mix. The change in ARPS for the six month period ended June 30, 2013 also increased due to a decrease in sponsorship activities which typically have a lower ARPS than user purchased products. ARPA increased to $25.6 thousand and $24.4 thousand for the three and six month periods ended June 30, 2013, respectively, as compared with $21.0 thousand and $20.8 thousand for the comparable prior year periods. Passengers used Gogo Connectivity 4.6 million times and 8.6 million times in the three and six month periods ended June 30, 2013, respectively, as compared with 3.5 million times and 6.5 million times in the comparable prior year periods.

Our retail revenue increased to $44.6 million and $84.1 million for the three and six month periods ended June 30, 2013, respectively, as compared with $29.6 million and $55.5 million for the comparable prior year periods, due to growth in both individual sessions and subscriptions. Revenue from individual sessions increased to $27.0 million and $50.8 million for the three and six month periods ended June 30, 2013, respectively, from $16.8 million and $32.0 million for the comparable prior year periods, and revenue from subscriptions increased to $17.6 million and $33.4 million for the three and six month periods ended June 30, 2013, respectively, from $12.8 million and $23.6 million for the comparable prior year periods. These revenue increases in individual sessions and subscriptions were due to pricing increases and the expansion of our footprint across a larger number of aircraft, which led to increased passenger awareness and adoption of the Gogo service. Our non-retail revenue increased to $2.8 million and $4.6 million for the three and six month periods ended June 30, 2013, respectively, from $1.6 million and $4.4 million for the comparable prior year periods. The increase for the three month period ended June 30, 2013 was due primarily to an increase in our roaming channel revenue and sponsorship revenue. The increase for the six month period ended June 30, 2013 was due primarily to increases in revenue in our roaming, enterprise, and wholesale channels, offset in part by a decrease in sponsorship revenue.

A summary of the components of CA-NA’s service revenue for the three and six month periods ended June 30, 2013 and 2012 is as follows (in thousands):

	For the Three Months
	Ended June 30,
	2013	2012
Gogo Connectivity revenue	$47,429	$31,222
Gogo Vision, Gogo Signature Services and other service revenue (1)	1,917	893

Total service revenue	$49,346	$32,115

	For the Six Months
	Ended June 30,
	2013	2012
Gogo Connectivity revenue	$88,728	$59,991
Gogo Vision, Gogo Signature Services and other service revenue (1)	3,424	1,318

Total service revenue	$92,152	$61,309

(1)	Other service revenue includes content filtering, VoIP access for airlines’ flight crews and portal development services.

Business Aviation:

BA revenue increased to $29.4 million and $55.6 million for the three and six month periods ended June 30, 2013, respectively, as compared with $24.9 million and $49.5 million for the prior year period, due primarily to an increase in service revenue. The increase in service revenue for the six month period ended June 30, 2013 was partially offset by a decline in equipment revenue. BA service revenue increased to $12.6 million and $23.5 million for the three and six month periods ended June 30, 2013, respectively, as compared with $8.1 million and $15.4 million for the comparable prior year periods, primarily due to more customers subscribing to our Gogo Biz service. The number of ATG aircraft online increased to 1,684 as of June 30, 2013 as compared with 1,166 as of June 30, 2012. Service revenue for the three and six month periods ended June 30, 2013 included $0.7 million of revenue associated with the approximate 1,000 Airfone aircraft, as we closed on the purchase of Airfone in April 2013.

BA equipment revenue increased slightly to $16.9 million for the three month period ended June 30, 2013 as compared with $16.7 million for the prior year period, while equipment revenue decreased to $32.1 million for the six month period ended June 30, 2013 as compared with $34.2 million for the prior year period. The decrease for the six month period was due to a decrease in satellite equipment revenue offset in part by an increase in ATG equipment revenue. Satellite equipment revenue decreased to $12.2 million for the six month period ended June 30, 2013 from $15.7 million for the prior year period due to a 15.6% decrease in the number of satellite equipment units shipped, shifts in product mix and the impact of discounts provided to Airfone customers on purchases to convert them to our equipment. ATG equipment revenue increased to $19.5 million for the six month period ended June 30, 2013 from $18.5 million for the prior year period, primarily due to price increases implemented in January 2013 and a 2.5% increase in the number of ATG equipment units shipped.

Commercial Aviation Rest of World:

Our CA-ROW segment is in the start-up phase, as we initiated our international expansion efforts in the first quarter of 2012. Through our CA-ROW segment, we intend to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international routes of U.S.-based commercial airlines. For the three month and six month periods ended June 30, 2013, our CA-ROW segment generated $0.1 million and $1.3 million of service revenue from portal development services provided to one international carrier. Additionally, our CA-ROW segment generated $0.1 million and $0.2 million of equipment revenue for the three and six month periods ended June 30, 2013, respectively, as compared with $0.5 million for both periods in the comparable prior year.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three and six month periods ended June 30, 2013 and 2012 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2013 over
	2013	2012	2012
CA-NA	$24,666	$17,206	43.4%
BA	3,651	1,874	94.8%
CA-ROW	2,818	157	1,694.9%

Total	$31,135	$19,237	61.8%

	For the Six Months		% Change
	Ended June 30,		2013 over
	2013	2012	2012
CA-NA	$46,332	$33,187	39.6%
BA	6,505	3,611	80.1%
CA-ROW	4,268	267	1,498.5%

Total	$57,105	$37,065	54.1%

CA-NA cost of service revenue increased to $24.7 million and $46.3 million for the three and six month periods ended June 30, 2013, respectively, as compared with $17.2 million and $33.2 million for the comparable prior year periods, primarily due to an increase in revenue share earned by our airline partners. Revenue share increased $4.0 million and $7.5 million for the three and six month periods ended June 30, 2013, respectively, over the comparable prior year periods. The revenue share increase was driven by the increase in CA-NA service revenue for the periods and by an increase in the average revenue share percentage earned by our airline partners. CA-NA cost of service revenue also increased due to increased network operations (including network maintenance, backhaul and site leases), and billing and transaction related expenses as a result of an increase in the number of Gogo Connectivity sessions. CA-NA’s cost of service revenue included $0.3 million and $0.6 million of licensing expenses for the Canadian ATG spectrum for the three and six month periods ended June 30, 2013, respectively. Such licensing related activities commenced in August 2012.

BA cost of service revenue increased to $3.7 million and $6.5 million for the three and six month periods ended June 30, 2013, respectively, as compared with $1.9 million and $3.6 million for the prior year periods primarily due to an increase in the number of ATG units online to 1,684 as of June 30, 2013 from 1,166 as of June 30, 2012. Cost of service revenue also increased due to an increase in the average network utilization per ATG unit online, which resulted in an increase in ATG related network service costs associated with providing Gogo Biz services that are charged to our BA segment. Our satellite service fees also increased for the three and six month periods ended June 30, 2013 as compared with the prior year periods as the number of subscribers to our satellite services increased to 5,105 as of June 30, 2013 from 4,920 as of June 30, 2012. Cost of service revenue for the three and six month periods ended June 30, 2013 includes Airfone-related network fees, as we closed on the purchase of Airfone in April 2013.

CA-ROW cost of service revenue increased to $2.8 million and $4.3 million for the three and six month periods ended June 30, 2013, respectively, as compared with $0.2 million and $0.3 million in the comparable prior year periods due primarily to satellite transponder and teleport fees that commenced in October 2012.

We expect cost of service revenue to increase in future periods due to increases in revenue share, billing and transaction expenses as our service revenue increases. Revenue share expense will increase as service revenue increases and as the revenue share percentage under certain of our connectivity agreements increased due to the occurrence in 2012 of contractually stipulated triggering events. Additionally, we expect the revenue share percentages under certain of our connectivity agreements to increase in future periods due to the occurrence of contractually stipulated triggering events that had yet to occur as of June 30, 2013. We currently estimate that such increases will amount to approximately 2% of the CA-NA segment’s service revenue. In addition, revenue share expense and average revenue share percentage may increase in future periods driven by growth in Gogo Vision and Gogo Signature Services. We believe that our network related expenses will increase to support the projected increased use and expansion of our network. Additionally, due to the relatively young age of our ATG network, maintenance expenses have historically been relatively low compared to what we expect our maintenance costs will be in future periods. However, a significant portion of our ATG network operations costs is relatively fixed in nature and does not fluctuate directly with revenue. As such, we expect network expenses as a percentage of service revenue to decline as we continue to achieve economies of scale in our business. We expect total cost of service revenue to decline as a percentage of total service revenue in future periods as we realize efficiencies inherent in the scalability of our business.

We also expect to incur additional cost of service revenue as we expand our business internationally, primarily related to our satellite service offerings. This will include additional revenue share, billing, transactional and network related expenses.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and six month periods ended June 30, 2013 and 2012 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2013 over
	2013	2012	2012
CA-NA	$156	$190	(17.9%)
BA	7,799	6,898	13.1%
CA-ROW	93	196	(52.6%)

Total	$8,048	$7,284	10.5%

	For the Six Months		% Change
	Ended June 30,		2013 over
	2013	2012	2012
CA-NA	$386	$481	(19.8%)
BA	15,298	14,081	8.6%
CA-ROW	93	196	(52.6%)

Total	$15,777	$14,758	6.9%

Cost of equipment revenue increased to $8.0 million and $15.8 million for the three and six month periods ended June 30, 2013, respectively, as compared with $7.3 million and $14.8 million for the comparable prior year periods due to an increase in personnel costs within the production, technical support and quality assurance groups to support the growth of the business and new product offerings and an increase in ATG equipment costs due to an increase in the number of units sold, partially offset by the decline in satellite equipment costs due to the decline in the number of units sold. We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 59.4% and 60.8% to $12.3 million and $24.6 million for the three and six month periods ended June 30, 2013, respectively, as compared with $7.7 million and $15.3 million for the comparable prior year periods due to increases in all three segments. Engineering, design and development expenses for the CA-NA segment increased 44.1% and 54.9% for the three and six month periods ended June 30, 2013, respectively, over the comparable prior year periods due to an increase in spending (including personnel related expenses) for costs associated with obtaining Supplemental Type Certificates (“STC”) for our airborne equipment and an increase in the development of our next generation products and technologies. Engineering, design and development expenses related to CA-ROW expansion efforts increased to $3.5 million and $6.5 million for the three and six month periods ended June 30, 2013, respectively, as compared with $1.3 million and $2.4 million for the prior year periods, primarily due to increases in STC related expenses for CA-ROW commercial aircraft and an increase in the development of satellite systems. Engineering, design and development expenses for the BA segment increased 28.9% and 21.1% for the three and six month periods ended June 30, 2013, respectively, over the comparable prior year periods due to an increase in spending on our next generation products, including the Aircell Smartphone.

We expect engineering, design and development expenses to increase in future periods as we execute our technology roadmap, expand internationally and continue the development of next generation products and services.

Sales and Marketing Expenses:

Sales and marketing expenses increased 1.6% and 7.5% to $7.1 million and $13.7 million for the three and six month periods ended June 30, 2013, respectively, as compared with $7.0 million and $12.7 million for the prior year periods, primarily due to increases in the CA-ROW and BA segments, offset in part by decreases in the CA-NA segment. Sales and marketing expenses for the CA-ROW segment increased 162.2% and 130.2% for the three and six month periods ended June 30, 2013, respectively, over the comparable prior year periods due to building our international sales and marketing teams throughout 2012 and 2013. Sales and marketing expenses in the BA segment increased 16.6% and 9.0% for the three and six month periods ended June 30, 2013, respectively, over the comparable prior year periods due to an increase in personnel expense to support the growth of the business and an increase in certain other marketing related activities. Sales and marketing expenses in the CA-NA segment decreased 19.6% and 9.0% for the three and six month periods ended June 30, 2013, respectively, over the comparable prior year periods, due to a decrease in certain marketing related activities partially offset by an increase in personnel expense to support the growth of the business. Consolidated sales and marketing expenses as a percentage of total consolidated revenue decreased to 8.9% and 9.1% for the three and month periods ended June 30, 2013, respectively, as compared with 12.0% and 11.4% for the prior year periods.

We expect our sales and marketing expenses to increase in future periods as we increase advertising and promotional initiatives to attract new customers and launch and expand programs to retain our existing users. We also expect sales and marketing expenses to increase in future periods as we increase headcount to support the international expansion. Additionally, the commission component of sales and marketing expenses at BA will fluctuate with its equipment revenue. However, overall we expect consolidated sales and marketing expenses to decline slightly as a percentage of consolidated revenue.

General and Administrative Expenses:

General and administrative expenses increased 30.9% and 28.2% to $16.2 million and $30.8 million for the three and six month periods ended June 30, 2013, respectively, as compared with $12.4 million and $24.0 million for the prior year periods, primarily due to increases in the CA-NA and CA-ROW segments. General and administrative expenses for the BA segment increased slightly during the three month period ended June 30, 2013 but decreased during the six month period ended June 30, 2013. The increase in the CA-NA segment’s general and administrative expenses of 35.2% and 33.4% for the three and six month periods ended June 30, 2013, respectively, over the comparable prior year periods was primarily due to an increase in personnel and payroll related expenses to manage the growth of the business, an increase in employee bonuses which is reported for all employees as part of general and administrative expense and an increase in legal expenses. Increases in CA-NA’s general and administrative expenses were partially offset by an increase in allocations to the CA-ROW segment. The increase in CA-ROW segment’s general and administrative expenses of 41.8% and 75.4% for the three and six month period ended June 30, 2013, respectively, over the comparable prior year periods was due primarily to an increase in the allocations from CA-NA, an increase in consulting expenses and an increase in legal fees, all of which were due to a ramp up in CA-ROW activities. The increase in the BA segment’s general and administrative expense of 7.9% for the three month period ended June 30, 2013 over the comparable prior year period was due primarily to an increase in personnel and payroll related expenses to manage the growth of the business partially offset by a $0.3 million increase in the reserve for doubtful accounts related to the Hawker Beechcraft bankruptcy made in the three month period June 30, 2012, while no such reserves were made in the current period. The decrease in the BA segment’s general and administrative expense of 13.1% for the six month period ended June 30, 2013 over the comparable prior year period was due primarily to the settlement on the Hawker Beechcraft bankruptcy as we recovered $0.4 million in the six month period ended June 30, 2013 as compared with establishing receivable reserves of $0.9 million during the six month period ended June 30, 2012. This decrease was partially offset by an increase in personnel and payroll related expenses to manage the growth of the business. Consolidated general and administrative expenses as a percentage of total consolidated revenue decreased to 20.4% and 20.5% for the three and six month periods ended June 30, 2013, respectively, as compared with 21.4% in both prior year periods.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue.

Depreciation and Amortization:

Depreciation and amortization expense increased 49.6% and 58.1% to $13.7 million and $27.6 million for the three and six month periods ended June 30, 2013, respectively, as compared with $9.2 million and $17.4 million for the prior year periods. The increase in depreciation and amortization expense was due to the increase in the number of aircraft outfitted with our ATG equipment by our CA-NA business and the expansion of our ATG network. As noted above, we had 1,982 and 1,565 aircraft online as of June 30, 2013 and 2012, respectively. Additionally, $0.7 million and $3.5 million of the increase in depreciation and amortization for the three and six month periods ended June 30, 2013, respectively, was due primarily to the acceleration of depreciation for ATG components on certain aircraft scheduled to be retrofitted with our ATG-4 solution due to a change in the estimated useful life of such components.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive equipment on aircraft (primarily to service the CA-ROW segment) and further expand our network.

Other (Income) Expense:

Other (income) expense and percent change for the three and six month periods ended June 30, 2013 and 2012 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2013 over
	2013	2012	2012
Interest income	$(14)	$(15)	(6.7%)
Interest expense	10,370	530	1,856.6%
Fair value derivative adjustment	36,305	(8,513)	n/a
Other expense	(1)	—	n/a

Total	$46,660	$(7,998)	n/a

	For the Six Months		% Change
	Ended June 30,		2013 over
	2013	2012	2012
Interest income	$(33)	$(25)	32.0%
Interest expense	14,290	599	2,285.6%
Fair value derivative adjustment	36,305	(9,640)	n/a
Other expense	—	—	n/a

Total	$50,562	$(9,066)	n/a

Other expense was $46.7 million and $50.6 million for the three and six month periods ended June 30, 2013, respectively, as compared with other income of $8.0 million and $9.1 million for the comparable prior year periods. Other expense for the three month and six periods ended June 30, 2013 and 2012 primarily consisted of fair value derivative adjustments and interest expense associated with the Amended Senior Term Facility. The fair value derivative adjustments for the three and six month periods ended June 30, 2013 were due to the liquidation preference in our Class A Senior Convertible Preferred Stock (“Class A Preferred Stock”) that provided for a minimum return upon a Deemed Liquidation Event, such as our IPO. The fair value adjustment for the three and six month periods ended June 30, 2012 was due to reducing our derivative liabilities to fair value. See Note 14, “Fair Value of Financial Assets and Liabilities,” in our unaudited condensed consolidated financial statements for additional discussion related to our derivative liabilities. The increase in interest expense during the three and six month periods ended June 30, 2013 versus the comparable prior year periods was due to the loans under the Senior Term Facility only being outstanding as of June 21, 2012 versus being outstanding for the full periods in 2013 and the increase in the amounts outstanding under Senior Term Facility as a result of the New Borrowings entered into on April 4, 2013. Included in interest expense for the three and six month periods ended June 30, 2013 were $3.0 million of fees not paid directly to the lenders in connection with the New Borrowing. Additionally, interest expense included amortization of deferred financing costs of $0.8 million and $1.2 million for the three and six month periods ended June 30, 2013, respectively, as compared with less than $0.1 million in the comparable prior year periods. See Note 10, “Interest Costs” in our unaudited condensed consolidated financial statements for additional information related to our interest expense.

We expect our interest expense to increase in 2013 as it will include an entire year of interest expense related to the debt we incurred under the Senior Term Facility and additional interest expense related to the New Borrowing. Interest expense will also increase due to additional amortization of deferred financing costs. See “— Liquidity and Capital Resources” for additional information regarding the Amended Senior Term Facility.

Income Taxes:

The effective income tax rates for the three and six month periods ended June 30, 2013 were (0.5%) and (0.8%), respectively, and 7.1% and (383.8%) for the comparable prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and six month periods ended June 30, 2013 and 2012 was primarily due to the recording of a valuation allowance against our net deferred tax assets and the effect of the fair value adjustments to our derivative liabilities, which are excluded from taxable income (loss).

We expect our income tax provision to increase in future periods to the extent we become profitable.

Segment Profit (Loss):

CA-NA’s segment profit improved to $2.7 million and $2.3 million for the three and six month periods ended June 30, 2013, respectively, as compared with segment losses of $2.5 million and $4.9 million for the prior year periods. The change in CA-NA’s segment profit (loss) for the three and six month periods ended June 30, 2013 was due to an increase in service revenue and decreases in sales and market expenses and cost of equipment revenue, partially offset by increases in cost of service revenue, general and administrative and engineering, design and development expenses, as discussed above.

BA’s segment profit increased 7.7% and 6.4% to $10.5 million and $19.9 million for the three and six month periods ended June 30, 2013, respectively, as compared with $9.7 million and $18.7 million for the prior year periods. The increase in BA’s segment profit for the three month period ended June 30, 2013 was due to increases in service revenue and equipment revenue, partially offset by increases in operating expense, as discussed above. The increase in BA’s segment profit for the six month period ended June 30, 2013 was due to an increase in service revenue and a decrease in general and administrative expenses, partially offset by decreases in equipment revenues and increases in cost of service revenue, cost of equipment revenue, engineering, design and development, and sales and marketing expenses, as discussed above.

CA-ROW’s segment loss increased 208.5% and 178.5% to $9.4 million and $15.6 million for the three and six month periods ended June 30, 2013, respectively, as compared with $3.0 million and $5.6 million for the prior year periods. The increase in CA-ROW’s segment loss was due primarily to the increases in cost of service revenue, engineering, design and development, sales and marketing and general and administrative expenses, and a decrease in equipment revenue, partially offset by an increase in service revenues and a decrease in cost of equipment revenue, as discussed above.

Non-GAAP Measures

In our discussion below, we discuss certain non-GAAP financial measurements, including Adjusted EBITDA, Adjusted Net Loss, Adjusted Net Loss Per Share and Cash CAPEX, as defined below. Management uses Adjusted EBITDA and Cash CAPEX for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. Management prepares Adjusted Net Loss and Adjusted Net Loss Per Share for investors, securities analysts and other users of our financial statements for use in evaluating our performance under our current capital structure. These supplemental performance measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies. Adjusted EBITDA, Adjusted Net Loss, Adjusted Net Loss Per Share and Cash CAPEX are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of net loss attributable to common stock, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted EBITDA, Adjusted Net Loss and Adjusted Net Loss Per Share in addition to, and not as an alternative to, net loss attributable to common stock as a measure of operating results, and (iii) Cash CAPEX in addition to, and not as an alternative to, consolidated capital expenditures when evaluating our liquidity.

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net income (loss) attributable to common stock before income taxes, interest income, interest expense, depreciation expense and amortization of other intangible assets.

Adjusted EBITDA represents EBITDA adjusted for (i) fair value derivative adjustments, (ii) preferred stock dividends, (iii) accretion of preferred stock, (iv) stock-based compensation expense, (v) amortization of deferred airborne lease incentives and (vi) write off of deferred equity financing costs. Our management believes that the use of Adjusted EBITDA eliminates items that, management believes, have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

More specifically, we believe excluding fair value derivative adjustments, Class A and Class B senior convertible preferred stock return and accretion of preferred stock from Adjusted EBITDA is appropriate because we do not believe such items are indicative of ongoing operating performance due to their non-recurring nature as a result of the conversion of all shares of preferred stock into shares of common stock upon consummation of our IPO in June 2013.

Additionally, we believe the exclusion of stock-based compensation expense from Adjusted EBITDA is appropriate given the significant variation in expense that can result from using the Black-Scholes model to determine the fair value of such compensation. The fair value of our stock options as determined using the Black-Scholes model varies based on fluctuations in the assumptions used in this model, including inputs that are not necessarily directly related to the performance of our business, such as the expected volatility, the risk-free interest rate, the expected life of the options and future dividends to be paid by the Company. Therefore, we believe the exclusion of this cost provides a clearer view of the operating performance of our business. Further, non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. While we believe that investors should have information about any dilutive effect of outstanding options and the cost of that compensation, we also believe that stockholders should have the ability to consider our performance using a non-GAAP financial measure that excludes these costs and that management uses to evaluate our business.

We believe the exclusion of the amortization of deferred airborne lease incentives from Adjusted EBITDA is useful as it allows an investor to view operating performance across time periods in a manner consistent with how management measures segment profit and loss. Management evaluates segment profit and loss in this manner (for a description of segment profit (loss), see Note 16 “Business Segments and Major Customers”), excluding the amortization of deferred airborne lease incentives, because such presentation reflects operating decisions and activities from the current period, without regard to the prior period decision or form of connectivity agreements. See “—Key Components of Consolidated Statements of Operations—Cost of Service Revenue—Commercial Aviation North America” for a discussion of the accounting treatment of deferred airborne lease incentives.

We believe it is useful to an understanding of our operating performance to exclude write off of deferred equity financing costs from Adjusted EBITDA because of the non-recurring nature of this charge.

We also present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance and to enable them to assess our performance on the same basis as management.

Adjusted Net Loss represents net loss attributable to common stock before fair value derivative adjustments, Class A and Class B senior convertible preferred stock return and accretion of preferred stock. We present Adjusted Net Loss to eliminate the impact of such items because we do not consider those indicative of ongoing operating performance due to their non-recurring nature as a result of the conversion of all shares of preferred stock into shares of common stock in connection with our IPO in June 2013.

Adjusted Net Loss Per Share represents net loss attributable to common stock per share—basic and diluted, adjusted to reflect the number of shares of common stock outstanding as of June 30, 2013 under our current capital structure, after giving effect to the initial public offering and the corresponding conversion of shares of preferred stock outstanding. We present Adjusted Net Loss Per Share to provide investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance considering our current capital structure and the shares outstanding following our IPO on a consistent basis.

Cash CAPEX represents capital expenditures net of airborne equipment proceeds received from the airlines. We believe Cash CAPEX provides a more representative indication of our liquidity requirements with respect to capital expenditures, as under certain agreements with our airline partners we are reimbursed for airborne equipment, thereby reducing our cash capital requirements.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(72,578)	$(13,089)	$(105,028)	$(30,669)
Interest expense	10,370	530	14,290	599
Interest income	(14)	(15)	(33)	(25)
Income tax provision	267	223	542	449
Depreciation and amortization	13,709	9,162	27,554	17,427

EBITDA	(48,246)	(3,189)	(62,675)	(12,219)
Fair value derivative adjustments	36,305	(8,513)	36,305	(9,640)
Class A and Class B senior convertible preferred stock return	13,994	13,377	29,277	24,905
Accretion of preferred stock	2,595	2,612	5,285	5,198
Stock-based compensation expense	905	846	1,783	1,695
Amortization of deferred airborne lease incentives	(1,764)	(953)	(3,336)	(1,706)

Adjusted EBITDA	$3,789	$4,180	$6,639	$8,233

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Adjusted Net Loss and Adjusted Net Loss Per Share:
Net loss attributable to common stock (GAAP)	$(72,578)	$(13,089)	$(105,028)	$(30,669)
Fair value derivate adjustments	36,305	(8,513)	36,305	(9,640)
Class A and Class B senior convertible preferred stock return	13,994	13,377	29,277	24,905
Accretion of preferred stock	2,595	2,612	5,285	5,198

Adjusted Net Loss	$(19,684)	$(5,613)	$(34,161)	$(10,206)

Basic and diluted weighted average shares outstanding (GAAP)	14,585	6,798	10,694	6,798
Adjustment of shares to our current capital structure	69,512	77,299	73,403	77,299

Adjusted shares outstanding	84,097	84,097	84,097	84,097

Adjusted Net Loss Per Share – basic and diluted	$(0.23)	$(0.07)	$(0.41)	$(0.12)

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(32,611)	$(17,483)	$(66,109)	$(31,222)
Change in deferred airborne lease incentives (1)	2,009	(187)	6,795	4,340
Amortization of deferred airborne lease incentives	1,764	953	3,336	1,706

Cash CAPEX	$(28,838)	$(16,717)	$(55,978)	$(25,176)

(1)	See unaudited condensed consolidated statements of cash flows.

Material limitations of Non-GAAP measures

Although EBITDA, Adjusted EBITDA, Adjusted Net Loss, Adjusted Net Loss Per Share and Cash CAPEX are measurements frequently used by investors and securities analysts in their evaluations of companies, EBITDA, Adjusted EBITDA, Adjusted Net Loss, Adjusted Net Loss Per Share and Cash CAPEX each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with GAAP.

Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;

•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;

•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;

•	EBITDA and Adjusted EBITDA do not reflect non-cash components related to employee compensation;

•

Adjusted Net Loss and Adjusted Net Loss Per Share do not reflect our preferred stock related components or the actual outstanding common shares of our then existing capital structure for the periods presented;

•	Cash CAPEX does not reflect the full extent of capital investments we have made in our operations; and

•	other companies in our or related industries may calculate these measures differently from the way we do, limiting their usefulness as comparative measures.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$(2,679)	$19,953
Net cash used in investing activities	(74,960)	(31,452)
Net cash provided by financing activities	277,242	122,409
Effect of foreign exchange rate changes on cash	(25)	—

Net increase in cash and cash equivalents	199,578	110,910
Cash and cash equivalents at the beginning of period	112,576	42,591

Cash and cash equivalents at the end of period	$312,154	$153,501

We have historically financed our growth and cash needs primarily through the issuance of common stock, non-convertible debt, senior convertible preferred stock, convertible debt, term facilities and cash from operating activities.

IPO:

On June 20, 2013, we priced our IPO of 11,000,000 shares of our common stock and such shares began trading on the NASDAQ Global Select Market on June 21, 2013. The public offering price of the shares sold in the offering was $17.00 per share. Upon consummation of the IPO, all outstanding shares of convertible preferred stock converted into 66,235,473 shares of common stock.

In connection with our IPO our Board of Directors authorized a 103 for 1 split of our common stock which was effected on June 17, 2013. These unaudited condensed consolidated financial statements give retroactive effect to the stock split.

Senior Term Facility:

As of June 30, 2013 and December 31, 2012, the Amended Senior Term Facility consisted of a term loan facility in an aggregate principal amount of $243.9 million and $133.3 million, respectively.

Maturity; Prepayments

The Amended Senior Term Facility will mature on June 21, 2017. The term loan amortizes in quarterly installments (not exceeding two and one-half percent of the original aggregate principal amount thereof per annum) until the maturity date. Under the Senior Term Facility, principal payments of $0.8 million were due on the last day of each calendar quarter starting on September 30, 2012 and ending on March 31, 2013, and under the Amended Senior Term Facility, principal payments of $1.6 million are due on the last day of each calendar quarter starting on June 30, 2013 and ending on March 31, 2017, with the remaining unpaid principal amount of the loan due and payable at maturity.

The credit agreement executed in connection with our Amended Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of ABAS only. This calculation is made at the end of each fiscal year beginning with the year ending December 31, 2013, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on ABAS’ debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates trigger the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our consolidated balance sheets.

We may voluntarily prepay the loans subject to conditions, prices and premiums as follows:

(i)	On and prior to June 20, 2015 we may prepay the loans at par plus (a) 3.0% of the principal amount of the loans prepaid and (b) a “make whole” premium based on a discounted present value of the interest and principal payments due on such prepaid loans through June 20, 2015;

(ii)	On and after June 21, 2015 but prior to June 21, 2016, we may prepay the loans at par plus 3.0% of the principal amount of loans prepaid;

(iii)	On and after June 21, 2016, we may prepay the loans at par.

Guarantees; Security

GIH, Gogo LLC and ABAS are the borrowers under the Amended Senior Term Facility. The obligations of the borrowers under the Amended Senior Term Facility are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries, in each case to the extent otherwise permitted by applicable law, regulation and contractual provision. In addition, the Amended Senior Term Facility and the guarantees thereunder are secured by security interests in (i) all of the capital stock of all direct domestic subsidiaries owned by the borrowers and the guarantors, (ii) 65% of the capital stock of each direct foreign subsidiary owned by any borrower or any guarantor (it being understood that a foreign subsidiary holding company will be deemed a foreign subsidiary), and (iii) substantially all other tangible and intangible assets (including intellectual property) of the borrowers and the guarantors, subject in each case to certain exceptions.

Interest; Fees

The interest rates applicable to the loans under the Amended Senior Term Facility will be based on a fluctuating rate of interest measured by reference to either, at ABAS’ option, (i) an adjusted London inter-bank offered rate (“LIBO”) (adjusted for statutory reserve requirements), plus a borrowing margin of 9.75%, or (ii) an alternate base rate, plus a borrowing margin of 8.75%. The borrowers pay customary fees in respect of the Amended Senior Term Facility.

We paid $9.6 million of loan origination fees and financing costs related to the Senior Term Facility, all of which has been accounted for as deferred financing costs. We paid $10.0 million of additional fees related to the New Borrowing. As the New Borrowing is treated as a modified loan, we recorded $7.0 million of fees paid directly to the lenders as deferred financing costs. The remaining $3.0 million of fees not paid directly to the lenders in connection with the New Borrowing were expensed to interest expense. See Note 10, “Interest Costs” in our unaudited condensed consolidated financial statements for additional details. Total amortization expense of the deferred financing costs was $0.8 million and $1.2 million for the three and six month periods ended June 30, 2013, respectively, and an amount of less than $0.1 million in the comparable prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2013, the balance of unamortized deferred financing costs related to the Amended Senior Term Facility was $14.6 million and was included as a separate line in our unaudited condensed consolidated balance sheet.

Covenants

The Amended Senior Term Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur or guarantee additional indebtedness, prepay certain subordinated indebtedness, modify certain terms of certain material agreements (including intercompany agreements), make dividends and other restricted payments, issue additional preferred stock, make investments (including a cap on investments in our international business during the term of the Senior Term Facility), incur or maintain liens, make capital expenditures, engage in mergers and certain other fundamental changes, engage in certain transactions with affiliates, enter into sale-leaseback arrangements or enter into agreements restricting dividends or other distributions by subsidiaries to the borrowers or any of their subsidiaries.

Events of Default

The Amended Senior Term Facility contains a number of events of default including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, cross payment default and cross acceleration to certain other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments, change of control, failure to maintain or renew certain FCC licenses and default under certain material intercompany agreements.

Intercompany support arrangements

In connection with our entry into the Senior Term Facility, certain of our subsidiaries entered into agreements governing intercompany support arrangements. Under the Services Agreement, dated June 21, 2012, Gogo LLC must continue to provide ABAS with access to the ATG network. Under the Spectrum Manager Lease Agreement, dated June 21, 2012, AC BidCo LLC must continue to make its 3MHz Federal Communications Commission (“FCC”) spectrum licenses and LiveTV, LLC, a subsidiary we acquired through the Airfone Acquisition, must make its 1 MHz FCC spectrum license available to ABAS. Neither agreement may be terminated prior to the discharge of the Amended Senior Term Facility without the prior written consent of the Administrative Agent.

Alaska Financing:

On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. As of June 30, 2013 and December 31, 2012, we had $1.8 million and $2.0 million, respectively, outstanding under the Alaska Facility. No further draws can be made under the Alaska Facility and principal amounts outstanding are payable in quarterly installments over a five-year period commencing on November 12, 2011, or can be prepaid at any time without premium or penalty at our option. The Alaska Facility is secured by a first-priority interest in our cell tower leases and other personal property located at the cell sites in Alaska.

The Alaska Facility contains representations and warranties and affirmative and negative covenants customary for financings of this type. There are no financial covenants; however, other covenants include limitations on liens on the collateral assets as well as mergers, consolidations, and similar fundamental corporate events, and a requirement that we continue as the in-flight connectivity service provider to Alaska Airlines.

Pursuant to our equipment and revenue agreement with Alaska Airlines, the share of service revenue (“revenue share”) we pay Alaska Airlines increases as long as any amounts are outstanding under the Alaska Facility. Alaska Airlines revenue share increases by 500 basis points for the one-year period following the first date on which our Gogo® service is used on the ATG network in Alaska, and 300 basis points thereafter, until the principal and all accrued interest is paid in full. This incremental Alaska Airlines’ revenue share was an amount less than $0.1 million for three and six month periods ended June 30, 2013 and 2012 and is included in our unaudited condensed consolidated statements of operations as part of our interest expense.

Letters of Credit:

We maintain several letters of credit totaling $0.6 million and $0.9 million as of June 30, 2013 and December 31, 2012, respectively. The letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our office locations in Itasca, Illinois; Bensenville, Illinois; and Broomfield, Colorado; and for the benefit of certain vendors in the ordinary course of business.

Liquidity:

We believe that our near and long term liquidity needs will increase and that cash and cash equivalents on hand as of June 30, 2013, together with our other sources of cash, will be able to support our anticipated capital expenditures and upgrades of technology, as well as increased general and administrative costs in connection with our expansion. Although we can provide no assurances, we currently believe that cash and cash equivalents on hand should be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including upgrading certain aircraft operated by our airline partners to our ATG-4 service, costs related to international expansion and certain costs associated with satellite or other technologies. While our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as the availability and costs associated with certain next-generation technologies, including ATG-4, Ku-band and, as and when available Ka-band satellite technology, and costs related to international expansion, we currently believe that cash on hand and, if necessary, additional equity financings or the incurrence of additional debt as permitted under the credit agreement governing our Amended Senior Term Facility, will be sufficient to meet our liquidity needs in the longer-term, including our anticipated international expansion. The credit agreement governing the Amended Senior Term Facility contains covenants that restrict our ability to incur additional indebtedness generally, subject to certain enumerated exceptions, and to undertake certain equity financings through the issuance of preferred stock. As a result, we may be unable to finance growth of our business to the extent that our cash on hand and cash generated through operating activities proves insufficient and we are unable to raise additional financing through the issuance of common equity or through permitted sales of preferred equity or debt.

Cash flows provided by (used in) Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2013	2012
Net loss	$(70,466)	$(566)
Non-cash charges and credits	67,264	10,429
Changes in operating assets and liabilities	523	10,090

Net cash provided by (used in) operating activities	$(2,679)	$19,953

For the six month period ended June 30, 2013, cash used in operating activities was $2.7 million as compared with cash provided by operating activities of $20.0 million for the comparable prior year period. The change in operating cash flows was due to a $13.1 million decrease in net loss adjusted for non-cash charges and credits and an $9.6 million decrease in cash flows related to changes in operating assets and liabilities. The decrease in net loss adjusted for non-cash charges and credits was primarily due to the increase in spending in the CA-ROW and CA-NA segments, partially offset by increases in the CA-NA and BA segments’ service revenues as noted above under “—Results of Operations.” The decrease in cash flows from changes in operating assets and liabilities was due primarily to an increase in inventories and a decrease accounts payable within the BA segment, deposits on satellite services for the CA-ROW segment, accounts receivable and accrued liabilities within the CA-NA segment. The change in the BA segment inventories was due primarily to the timing of inventory receipts and lower equipment revenues. The change in BA’s accounts payable was due to the timing of payments. The change in satellite service deposits for the CA-ROW segment was due to our entry into new agreements that we were not party to in the prior year period that required us to make substantial deposits on their services. The change in CA-NA’s accounts receivable was due primarily to the collection of a large receivable during the six month period ended June 30, 2012 that was outstanding as of December 31, 2011. There was no similarly large collection made during the six month period ended June 30, 2013. The change in CA-NA’s accrued liabilities was due to primarily to the timing of payments. These decreases from changes in our operating assets and liabilities were offset in part by increases in CA-NA’s deferred airborne lease incentives and accounts payable and a decrease in BA’s accounts receivable. The change in CA-NA’s deferred airborne lease incentives was due to an increase in installations, primarily ATG-4, and the change in accounts payable was due primarily to the timing of payments. The change in BA’s outstanding receivables was due primarily to an improvement in collections and lower sales volumes.

We anticipate cash flows from changes in operating assets and liabilities to be positively impacted in 2013 by deferred airborne lease incentives that we estimate will range from $25 million to $35 million for the year ended December 31, 2013.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “—Capital Expenditures” below.

Also included in investing activities for the six month period ended June 30, 2013 is $9.3 million related to the Airfone acquisition. See Note 6, “Airfone Acquisition” in our unaudited condensed consolidated financial statements for additional information.

Cash flows provided by Financing Activities:

Cash provided by financing activities for the six month period ended June 30, 2013 was $277.2 million primarily due to proceeds from the IPO net of offering costs of $173.4 million, proceeds from the New Borrowing of $113.0 million partially offset by $7.0 million of related debt issuance costs and principal payments on the Senior Term Facility and Alaska Facility of $2.8 million.

Cash provided by financing activities for the six month period ended June 30, 2012 was $122.4 million primarily due to $135.0 million of proceeds from the Senior Term Facility, partially offset by debt issuance costs related to the Senior Term Facility of $9.6 million, payment of legal, accounting and other profession fees of $2.7 million related to the IPO and principal payments on the Alaska Facility of $0.3 million.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, equipment, capacity expansion and upgrades. A substantial portion of the capital expenditures by the CA-NA segment is associated with installation and the supply of airborne equipment to our airline partners, which correlates directly to the roll out and/or upgrade of service to the airline fleets. Capital spending is also associated with the expansion of our ATG network and data centers. Our network capital expenditures, including site acquisition, design, permitting, network equipment and construction costs, support development of new cell sites and upgrades of current sites. Capital expenditures related to data centers primarily relate to our servers, IP routers and authentication, authorization and accounting functions. We also capitalize software development costs related to network technology solutions, the Gogo platform and new product/service offerings.

Capital expenditures for the six month periods ended June 30, 2013 and 2012 were $66.1 million and $31.2 million, respectively. The increase in capital expenditures was due to an increase in the number of airborne equipment purchases and installations/upgrades to ATG-4 by our CA-NA business, an increase in investments in our ATG network and an increase in capitalized software as we enhanced our Gogo service and created new service offerings.

We anticipate an increase in capital spending in 2013 and estimate capital expenditures for the year ended December 31, 2013 will range from $140 million to $170 million as we further expand and improve our network, construct new cell sites, increase the number of airborne equipment installations, continue software development initiatives, execute our international expansion strategy and upgrade certain aircraft operated by our airline partners to ATG-4. We expect our capital expenditures, net of deferred airborne lease incentives as noted above, for the year ended December 31, 2013 will range from $115 million to $135 million.

Contractual Commitments: We have an agreement with a third party under which the third party develops software that is used in providing in-flight connectivity services. Cash obligations under this agreement include three milestone installment payments of $1.9 million each for total consideration of $5.6 million. The milestone payments were made in May 2011, January 2012, and February 2013.

One contract with one of our airline partners requires us to provide our airline partner with an annual cash rebate of $1.8 million and a reduction in certain charges beginning in June 2014 if our service is available on a specified number of aircraft in our airline partner’s fleet by such date. Provided that the number of aircraft on which our service is available remains above the specified threshold, the cash payments will be due each June thereafter through 2023.

We have an agreement with one of our airborne equipment vendors that committed us to purchase $21.4 million in satellite based antenna and radome systems as of June 30, 2013, for which $7.0 million remains to be paid. The remaining $7.0 million will become payable once the vendor has received Parts Manufacturing Authority, or PMA, from the Federal Aviation Authority and this product can be shipped to us.

We have agreements with two different vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $12.7 million in 2013 (July through December), $30.3 million in 2014, $34.0 million in 2015, $35.2 million in 2016, $34.1 million in 2017, $17.5 million in 2018 and less than $0.1 million in 2019.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $1.5 million and $2.8 million for the three and six month periods ended June 30, 2013, respectively, and $1.2 million and $2.4 million for the comparable prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $1.9 million and $3.6 million for the three and six month periods ended June 30, 2013, respectively, and $1.5 million and $2.9 million for the comparable prior year periods.

The revenue share paid to the airlines represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentive discussed above. Such rental expense totaled a net charge of $8.3 million and $15.4 million for the three and six month periods ended June 30, 2013, respectively, and $5.1 million and 9.6 million in the comparable prior year periods.

Indemnifications and Guarantees: In accordance with Delaware law, we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is uncertain and may be unlimited, depending upon circumstances. However, our Directors’ and Officers’ insurance does provide coverage for certain of these losses.

In the ordinary course of business we may occasionally enter into agreements pursuant to which we may be obligated to pay for the failure of performance of others, such as the use of corporate credit cards issued to employees. Based on historical experience, we believe that any material loss related to such guarantees is remote.

We have entered into a number of agreements, including our agreements with commercial airlines, pursuant to which we indemnify the other party for losses and expenses suffered or incurred in connection with any patent, copyright, or trademark infringement or misappropriation claim asserted by a third party with respect to our equipment or services. The maximum potential amount of future payments we could be required to make under these indemnification agreements is uncertain and is typically not limited by the terms of the agreements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, certificates of deposit, money market funds and corporate debt securities. Our cash and cash equivalents as of June 30, 2013 and December 31, 2012 included amounts in bank checking account and liquid certificates of deposit with short term maturities. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents and interest expense on our long-term debt. Our cash and cash equivalents as of June 30, 2013 and December 31, 2012 included amounts in bank checking accounts and liquid certificates of deposit. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio, would have reduced interest income and increased interest expense for the three and six month periods ended June 30, 2013 and 2012 by an immaterial amount.

Fixed Rate Debt: On June 30, 2013 and December 31, 2012, we had $1.8 million and $2.0 million aggregate principal amount of fixed rate debt outstanding under the Alaska Facility, respectively, which approximated fair value. If interest rates were 10% higher than the stated rate, the fair value of the Alaska Financing would have changed by an immaterial amount as of June 30, 2012 and December 31, 2012.

Variable Rate Debt: On June 30, 2013 and December 31, 2012, we had $243.9 million and $133.3 million aggregate principal amount outstanding under the Senior Term Facility, respectively. The Senior Term Facility bears interest at variable rates measured by reference to either (i) an adjusted LIBO Rate (adjusted for statutory reserve requirements and subject to a floor of 1.5%), plus a borrowing margin of 9.75%, or (ii) an alternate base rate (subject to a floor of 2.5%), plus a borrowing margin of 8.75%. As a result, increases in interest rates would increase the cost of servicing our Senior Term Facility and could materially reduce our profitability and cash flows. As of June 30, 2013, the LIBO Rate was more than 100 basis points below the floor described above. As a result, the fair value of the Senior Term Facility will not change until both the LIBO Rate and the applicable base rate exceeds the applicable floors.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Seasonality: Our results of operations for any interim period are not necessarily indicative of those for any other interim period of for the entire year because the demand for air travel, including business travel, is subject to significant seasonal fluctuations. We generally expect overall passenger opportunity to be greater in the second and third quarters compared to the rest of the year due to an increase in leisure travel offset in part by a decrease in business travel during the summer months and holidays. We expect seasonality of the air transportation business to continue, which may affect our results of operations in any one period.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b) Changes in Internal Control over Financial Reporting

There have been no material changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On December 19, 2011, Advanced Media Networks, L.L.C. (“AMN”) filed suit in the United States District Court for the Central District of California against us for allegedly infringing one of its patents and seeking injunctive relief that would affect both our CA and BA businesses and unspecified monetary damages. On April 9, 2012, the plaintiff filed an amended complaint that named as additional defendants certain of our commercial airline partners and BA customers. On July 31, 2013, we entered into a Confidential Settlement Agreement with AMN pursuant to which AMN agreed to dismiss its claims against us and all other defendants with prejudice, and agreed not to sue us, our airline partners or our BA customers in the future for infringement of any patent currently owned by AMN or any related patent based on our products, services or systems, in exchange for us paying an immaterial amount.

In May 2012, Innovatio IP Ventures, LLC filed suit in the United States District Court for the Northern District of Illinois against a number of defendants, including Delta Airlines and AirTran Airways, for alleged infringement of several patents in the field of wireless local area networking. AirTran and Delta have requested indemnification from us and under our contracts we are required to indemnify these airlines for defense costs and any damages arising from such litigation to the extent it relates to Gogo technology or services. We are seeking indemnification, in turn, from certain of our equipment vendors. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. The outcome of this matter is inherently uncertain and may have a material effect on our financial position, results of operations and cash flows.

On April 10, 2013, the United States District Court for the Northern District of California granted our motion to dismiss, without prejudice, a lawsuit filed on October 4, 2012 by James Stewart against us, on behalf of putative classes of national purchasers and a subclass of California purchasers of our service, alleging claims for monopolization and exclusive dealing under the federal antitrust laws and California state antitrust and unfair practices laws related to the Gogo service offered through our domestic commercial airline partners. The court granted the plaintiffs leave to file an amended complaint and the deadline for such filing is August 14, 2013. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe that we have strong defenses and, in the event an amended complaint is filed by the plaintiffs, intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

In addition to the matters discussed above, from time to time we may become involved in legal proceedings arising in the ordinary course of our business. We cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Prospectus filed with the Securities and Exchange Commission on June 24, 2013 pursuant to Rule 424(b) under the Securities Act of 1933.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sales of Unregistered Securities

From January 1, 2013 through June 30, 2013, we granted to employees options to purchase an aggregate of 1,286,882 shares of common stock under the Aircell Holdings Inc. Stock Option Plan (the “2011 Plan”), at exercise prices ranging from $17.78 to $18.72 per share.

From January 1, 2013 through June 30, 2013, we issued and sold to former employees an aggregate of 63,860 shares of common stock upon the exercise of options under the 2011 Plan at an exercise price of $9.08 per share, for an aggregate exercise price of approximately $0.6 million.

b) Use of Proceeds from Public Offering of Common Stock

On June 20, 2013, our registration statement on Form S-1 (File No. 333-178727) was declared effective by the Securities and Exchange Commission for our IPO, pursuant to which we sold an aggregate of 11,000,000 shares of our common stock at a price of $17.00 per share. The offering commenced June 21, 2013 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, UBS Securities LLC, Allen & Company LLC, Evercore Group L.L.C. and William Blair & Company L.L.C. acted as the underwriters. On June 26, 2013, we closed the sale of such shares, resulting in net proceeds to us of $170.3 million after deducting underwriting discounts and commissions of $13.1 million and other offering expenses of approximately $3.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the Securities and Exchange Commission on June 24, 2013 pursuant to Rule 424(b). We invested the funds received in registered money market funds and U.S. treasury securities.

c) Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information.

a) None.

b) None.

ITEM 6.	Exhibits.

Exhibit Number	Description of Exhibits

3.1	Third Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

4.2	Registration Rights Agreement, dated as of December 31, 2009, by and between AC Holdco Inc. and the Class A Holders, the Ripplewood Investors, the Thorne Investors and the other investors named therein (incorporated by reference to Exhibit 4.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.1	Amended and Restated In-Flight Connectivity Services Agreement, dated as of April 7, 2011, between Delta Air Lines, Inc. and Aircell LLC (incorporated by reference to Exhibit 10.1.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.2	Amendment No. 1 to the Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 27, 2011, between Delta Air Lines Inc. and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.1	International In-Flight Connectivity Services Agreement, dated March 20, 2013, between Delta Air Lines Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.4	Third Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 13, 2012, between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.5	Amendment No. 1 to the Third Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 13, 2012, between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.6	In-Flight Connectivity Services Agreement, dated as of September 14, 2012, between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.7	Development Agreement, dated as of September 4, 2007, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.7 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.8	Letter Amendment to the Development Agreement, dated as of December 19, 2007, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.8 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.9	Amendment No. 1 to the Development Agreement, dated as of December 11, 2008, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.9 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.10	Amendment No. 2 to the Development Agreement, dated as of April 11, 2011, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.10 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.11	Letter Amendment to the Development Agreement, dated as of February 8, 2008, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.11 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.12	Amendment No. 3 to the Development Agreement, dated as of September 23, 2011, by and between QUALCOMM Incorporated and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.12 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.13	Development, Test, and Deployment Products Standard Terms and Conditions, dated as of September 26, 2007, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.13 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.14	Manufacturing Services and Product Supply Agreement, dated September 4, 2007, by and between Aircell LLC and QUALCOMM Incorporated (incorporated by reference to Exhibit 10.1.14 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.15	Amendment No. 1 to Manufacturing Services and Product Supply Agreement, dated as of March 3, 2010 by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.15 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.16	Amendment No. 2 to Manufacturing Services and Product Supply Agreement, dated as of April 8, 2011 by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.16 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.17	Master Supply and Services Agreement, dated as of August 17, 2011, by and between ZTE USA, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.17 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.18	Amendment No. 1 to the Master Supply and Services Agreement, dated as of January 1, 2013, by and between ZTE USA, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.18 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.19	Iridium Global Service Provider Agreement, dated as of July 23, 2002, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.19 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.20	Letter Amendment to the Iridium Global Service Provider Agreement, dated July 30, 2002, between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.20 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.21	Iridium Value Added Manufacturer Agreement, dated as of January 20, 2003, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.21 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.22	Iridium Global Value Added Reseller Agreement, dated as of March 31, 2005, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.22 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.23	Amendment to the Iridium Global Value Added Reseller Agreement, dated December 23, 2005, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.23 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.24	Global Xpress Subscription Services Agreement, dated as of December 18, 2012, by and between Inmarsat S.A. and Gogo LLC (incorporated by reference to Exhibit 10.1.24 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.25	Master Service Agreement, dated as of April 25, 2008, by and between Intelsat Corporation and Aircell LLC (incorporated by reference to Exhibit 10.1.25 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.26	Amendment No. 1 to the Master Services Agreements, dated as of November 14, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.26 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.27	Intelsat Transponder Service Order No. 25426, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.27 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.28	Intelsat Transponder Service Order No. 25439, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.28 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.29	Intelsat Transponder Service Order No. 25541, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.29 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.30	Intelsat Transponder Service Order No. 25550, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.30 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.31	Intelsat Transponder Service Order No. 25438, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.31 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.32	Intelsat Transponder Service Order No. 26078, dated March 12, 2013, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.32 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.33	IntelsatONE Network Broadband Service Order No. 25811, dated November 20, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.33 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.34	Amendment No. 1 to the IntelsatONE Network Broadband Service Order No. 25811, dated April 29, 2013, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.34 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.35	Master Services Agreement, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.35 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.36	Amendment No. 1 to the Master Services Agreements, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.36 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.37	Service Order, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.37 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.38	Service Order, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.38 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.39	Service Order, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.39 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.40	Product Manufacturing and Purchase Agreement, dated as of May 8, 2012, by and between AeroSat Avionics LLC and Gogo LLC (incorporated by reference to Exhibit 10.1.40 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.41	Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.41 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.42	Single Licensee Software Escrow Agreement, dated as of February 2, 2013, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.42 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.43	Amendment No. 1 to the Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.43 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.44	Amendment No. 2 to the Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.44 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.1	Aircell Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.2	Amendment No. 1 to the Aircell Holdings Inc. Stock Option Plan, effective as of June 2, 2010 (incorporated by reference to Exhibit 10.3.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.3	Amendment No. 2 to the Aircell Holdings Inc. Stock Option Plan, dated December 14, 2011(incorporated by reference to Exhibit 10.3.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.4	Amendment No. 3 to the Aircell Holdings Inc. Stock Option Plan, effective as of May 31, 2013 (incorporated by reference to Exhibit 10.3.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.5	Form of Stock Option Agreement for Aircell Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.6	Form of Stock Option Agreement for Aircell Holdings Inc. Stock Option Plan (for June 2013 grants) (incorporated by reference to Exhibit 10.3.6 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.4.1	AC Management LLC Plan (incorporated by reference to Exhibit 10.4.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.4.2	Amendment No. 1 to the AC Management LLC Plan, dated June 2, 2010 (incorporated by reference to Exhibit 10.4.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.5	Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.6	Gogo Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.7	Gogo Inc. Section 409A Specified Employee Policy (incorporated by reference to Exhibit 10.7 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.8.1	Form of Indemnification Agreement entered into between Gogo Inc. and each of its Directors (incorporated by reference to Exhibit 10.8.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.8.2	Form of Indemnification Agreement entered into between Gogo Inc. and each of its Officers (incorporated by reference to Exhibit 10.8.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.9.1	Credit Agreement, dated June 21, 2012, between Aircell Business Aviation Services LLC, Gogo LLC and Gogo Intermediate Holdings LLC, as Borrowers, the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.9.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.9.2	Amendment No. 1 to the Credit Agreement, dated April 4, 2013, between Aircell Business Aviation Services LLC, Gogo LLC and Gogo Intermediate Holdings LLC, as Borrowers, the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.9.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.9.3	Guarantee and Collateral Agreement, dated June 21, 2012, between Aircell Business Aviation Services LLC, Gogo LLC and Gogo Intermediate Holdings LLC, and Morgan Stanley Senior Funding, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.9.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
**	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.

Date: August 7, 2013

/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Norman Smagley
Norman Smagley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)