Form 10-Q/A
period 2013-06-30
Gogo Inc.
filed 2013-09-06
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of September 3, 2013, 84,097,350 shares of $0.0001 par value common stock were outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Gogo Inc. for the period ended June 30, 2013 filed with the Securities and Exchange Commission on August 7, 2013 (the “Form 10-Q”) is being filed solely for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides financial information from the Form 10-Q for the three and six month periods ended June 30, 2013, formatted in XBRL. No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, these interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	Exhibits.

Exhibit Number	Description of Exhibits

3.1*	Third Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

4.2	Registration Rights Agreement, dated as of December 31, 2009, by and between AC Holdco Inc. and the Class A Holders, the Ripplewood Investors, the Thorne Investors and the other investors named therein (incorporated by reference to Exhibit 4.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.1	Amended and Restated In-Flight Connectivity Services Agreement, dated as of April 7, 2011, between Delta Air Lines, Inc. and Aircell LLC (incorporated by reference to Exhibit 10.1.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.2	Amendment No. 1 to the Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 27, 2011, between Delta Air Lines Inc. and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.1	International In-Flight Connectivity Services Agreement, dated March 20, 2013, between Delta Air Lines Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.4	Third Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 13, 2012, between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.5	Amendment No. 1 to the Third Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 13, 2012, between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.6	In-Flight Connectivity Services Agreement, dated as of September 14, 2012, between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.7	Development Agreement, dated as of September 4, 2007, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.7 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.8	Letter Amendment to the Development Agreement, dated as of December 19, 2007, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.8 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.9	Amendment No. 1 to the Development Agreement, dated as of December 11, 2008, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.9 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.10	Amendment No. 2 to the Development Agreement, dated as of April 11, 2011, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.10 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.11	Letter Amendment to the Development Agreement, dated as of February 8, 2008, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.11 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.12	Amendment No. 3 to the Development Agreement, dated as of September 23, 2011, by and between QUALCOMM Incorporated and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.12 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.13	Development, Test, and Deployment Products Standard Terms and Conditions, dated as of September 26, 2007, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.13 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.14	Manufacturing Services and Product Supply Agreement, dated September 4, 2007, by and between Aircell LLC and QUALCOMM Incorporated (incorporated by reference to Exhibit 10.1.14 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.15	Amendment No. 1 to Manufacturing Services and Product Supply Agreement, dated as of March 3, 2010 by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.15 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.16	Amendment No. 2 to Manufacturing Services and Product Supply Agreement, dated as of April 8, 2011 by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.16 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.17	Master Supply and Services Agreement, dated as of August 17, 2011, by and between ZTE USA, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.17 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.18	Amendment No. 1 to the Master Supply and Services Agreement, dated as of January 1, 2013, by and between ZTE USA, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.18 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.19	Iridium Global Service Provider Agreement, dated as of July 23, 2002, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.19 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.20	Letter Amendment to the Iridium Global Service Provider Agreement, dated July 30, 2002, between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.20 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.21	Iridium Value Added Manufacturer Agreement, dated as of January 20, 2003, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.21 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.22	Iridium Global Value Added Reseller Agreement, dated as of March 31, 2005, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.22 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.23	Amendment to the Iridium Global Value Added Reseller Agreement, dated December 23, 2005, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.23 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.24	Global Xpress Subscription Services Agreement, dated as of December 18, 2012, by and between Inmarsat S.A. and Gogo LLC (incorporated by reference to Exhibit 10.1.24 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.25	Master Service Agreement, dated as of April 25, 2008, by and between Intelsat Corporation and Aircell LLC (incorporated by reference to Exhibit 10.1.25 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.26	Amendment No. 1 to the Master Services Agreements, dated as of November 14, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.26 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.27	Intelsat Transponder Service Order No. 25426, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.27 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.28	Intelsat Transponder Service Order No. 25439, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.28 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.29	Intelsat Transponder Service Order No. 25541, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.29 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.30	Intelsat Transponder Service Order No. 25550, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.30 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.31	Intelsat Transponder Service Order No. 25438, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.31 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.32	Intelsat Transponder Service Order No. 26078, dated March 12, 2013, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.32 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.33	IntelsatONE Network Broadband Service Order No. 25811, dated November 20, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.33 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.34	Amendment No. 1 to the IntelsatONE Network Broadband Service Order No. 25811, dated April 29, 2013, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.34 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.35	Master Services Agreement, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.35 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.36	Amendment No. 1 to the Master Services Agreements, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.36 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.37	Service Order, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.37 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.38	Service Order, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.38 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.39	Service Order, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.39 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.40	Product Manufacturing and Purchase Agreement, dated as of May 8, 2012, by and between AeroSat Avionics LLC and Gogo LLC (incorporated by reference to Exhibit 10.1.40 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.41	Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.41 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.42	Single Licensee Software Escrow Agreement, dated as of February 2, 2013, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.42 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.43	Amendment No. 1 to the Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.43 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.44	Amendment No. 2 to the Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.44 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.1	Aircell Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.2	Amendment No. 1 to the Aircell Holdings Inc. Stock Option Plan, effective as of June 2, 2010 (incorporated by reference to Exhibit 10.3.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.3	Amendment No. 2 to the Aircell Holdings Inc. Stock Option Plan, dated December 14, 2011(incorporated by reference to Exhibit 10.3.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.4	Amendment No. 3 to the Aircell Holdings Inc. Stock Option Plan, effective as of May 31, 2013 (incorporated by reference to Exhibit 10.3.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.5	Form of Stock Option Agreement for Aircell Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.6	Form of Stock Option Agreement for Aircell Holdings Inc. Stock Option Plan (for June 2013 grants) (incorporated by reference to Exhibit 10.3.6 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.4.1	AC Management LLC Plan (incorporated by reference to Exhibit 10.4.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.4.2	Amendment No. 1 to the AC Management LLC Plan, dated June 2, 2010 (incorporated by reference to Exhibit 10.4.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.5	Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.6	Gogo Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.7	Gogo Inc. Section 409A Specified Employee Policy (incorporated by reference to Exhibit 10.7 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.8.1	Form of Indemnification Agreement entered into between Gogo Inc. and each of its Directors (incorporated by reference to Exhibit 10.8.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.8.2	Form of Indemnification Agreement entered into between Gogo Inc. and each of its Officers (incorporated by reference to Exhibit 10.8.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.9.1	Credit Agreement, dated June 21, 2012, between Aircell Business Aviation Services LLC, Gogo LLC and Gogo Intermediate Holdings LLC, as Borrowers, the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.9.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.9.2	Amendment No. 1 to the Credit Agreement, dated April 4, 2013, between Aircell Business Aviation Services LLC, Gogo LLC and Gogo Intermediate Holdings LLC, as Borrowers, the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.9.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.9.3	Guarantee and Collateral Agreement, dated June 21, 2012, between Aircell Business Aviation Services LLC, Gogo LLC and Gogo Intermediate Holdings LLC, and Morgan Stanley Senior Funding, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.9.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed or furnished as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 7, 2013.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.

Date: September 6, 2013

/s/ Thomas E. McShane
Thomas E. McShane
Vice President, Controller, Chief Accounting Officer and Duly Authorized Officer