Form 10-Q
period 2013-09-30
Gogo Inc.
filed 2013-11-12
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECTURIES EXCHANGE ACT OF 1934.

For the transition period from                      to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2013, 84,097,350 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$284,691	$112,576
Restricted cash	145	214
Accounts receivable, net of allowances of $120 and $1,139, respectively	27,380	24,253
Inventories	14,888	12,149
Prepaid expenses and other current assets	10,753	6,153

Total current assets	337,857	155,345

Non-current assets:
Property and equipment, net	251,010	197,674
Intangible assets, net	68,652	58,147
Goodwill	4,319	620
Long-term restricted cash	1,390	640
Debt issuance costs	13,808	8,826
Other non-current assets	12,068	10,863

Total non-current assets	351,247	276,770

Total assets	$689,104	$432,115

Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,210	$16,691
Accrued liabilities	49,888	45,952
Deferred revenue	12,043	6,663
Deferred airborne lease incentives	8,374	5,917
Current portion of long-term debt and capital leases	7,608	4,091

Total current liabilities	93,123	79,314

Non-current liabilities:
Deferred airborne lease incentives	51,134	40,043
Deferred rent	3,975	4,020
Deferred tax liabilities	5,602	4,949
Long-term debt	237,303	131,450
Asset retirement obligations	4,672	2,637
Other non-current liabilities	3,914	1,101

Total non-current liabilities	306,600	184,200

Total liabilities	399,723	263,514

Commitments and contingencies
Redeemable preferred stock
Class A senior convertible preferred stock, par value $0.01 per share; 0 and 15,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; 0 and 14,126 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	174,199
Class B senior convertible preferred stock, par value $0.01 per share; 0 and 30,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; 0 and 22,488 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	285,035
Junior convertible preferred stock, par value $0.01 per share; 0 and 20,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; 0 and 19,070 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	155,144

Total preferred stock	—	614,378

Stockholders’ equity (deficit)
Common stock, par value $0.0001 per share; 500,000,000 and 103,000,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; 84,918,761 and 7,619,429 shares issued at September 30, 2013 and December 31, 2012, respectively; and 84,097,350 and 6,798,017 shares outstanding at September 30, 2013 and December 31, 2012, respectively	8	—
Additional paid-in-capital	868,147	9,110
Accumulated other comprehensive loss	(161)	(20)
Accumulated deficit	(578,613)	(454,867)

Total stockholders’ equity (deficit)	289,381	(445,777)

Total liabilities and stockholders’ equity (deficit)	$689,104	$432,115

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenue:
Service revenue	$63,790	$41,934	$180,725	$118,598
Equipment revenue	21,589	15,906	54,845	51,394

Total revenue	85,379	57,840	235,570	169,992
Operating expenses:
Cost of service revenue (exclusive of items shown below)	35,191	21,075	92,296	58,140
Cost of equipment revenue (exclusive of items shown below)	9,614	8,258	25,391	23,016
Engineering, design and development	11,322	9,129	35,940	24,441
Sales and marketing	7,608	6,848	21,298	19,588
General and administrative	18,878	11,896	49,687	35,929
Depreciation and amortization	13,664	9,266	41,218	26,693

Total operating expenses	96,277	66,472	265,830	187,807

Operating loss	(10,898)	(8,632)	(30,260)	(17,815)

Other (income) expense:
Interest income	(14)	(37)	(47)	(62)
Interest expense	7,490	4,206	21,780	4,805
Fair value derivative adjustment	—	—	36,305	(9,640)
Other income	(2)	21	(2)	21

Total other (income) expense	7,474	4,190	58,036	(4,876)

Loss before incomes taxes	(18,372)	(12,822)	(88,296)	(12,939)
Income tax provision	346	222	888	671

Net loss	(18,718)	(13,044)	(89,184)	(13,610)
Class A and Class B senior convertible preferred stock return	—	(13,328)	(29,277)	(38,233)
Accretion of preferred stock	—	(2,638)	(5,285)	(7,836)

Net loss attributable to common stock	$(18,718)	$(29,010)	$(123,746)	$(59,679)

Net loss attributable to common stock per share—basic and diluted	$(0.22)	$(4.27)	$(3.48)	$(8.78)

Weighted average number of shares—basic and diluted	84,097	6,798	35,521	6,798

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net loss	$(18,718)	$(13,044)	$(89,184)	$(13,610)
Currency translation adjustments, net of tax	81	28	(141)	28

Comprehensive loss	$(18,637)	$(13,016)	$(89,325)	$(13,582)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2013	2012
Operating activities:
Net loss	$(89,184)	$(13,610)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	41,218	26,693
Fair value derivative adjustment	36,305	(9,640)
Loss on asset disposals/abandonments	79	1,121
Deferred income taxes	653	602
Stock compensation expense	3,168	2,586
Amortization of deferred financing costs	1,993	411
Changes in operating assets and liabilities:
Accounts receivable	(2,705)	1,748
Inventories	(2,739)	472
Prepaid expenses and other current assets	(2,867)	6
Canadian ATG license payments	95	(3,276)
Deposits on satellite services	(4,774)	—
Other non-current assets	326	(145)
Accounts payable	(1,670)	1,048
Accrued liabilities	9,032	5,256
Deferred airborne lease incentives	8,118	6,011
Deferred revenue	5,380	3,492
Deferred rent	(48)	490
Other non-current liabilities	192	380

Net cash provided by operating activities	2,572	23,645

Investing activities:
Proceeds from the sale of property and equipment	220	609
Purchases of property and equipment	(82,981)	(45,458)
Acquisition of intangible assets—capitalized software	(11,034)	(9,011)
Acquisition of Airfone, includes $1.0 million in restricted cash at September 30, 2013	(9,344)	—
(Increase) decrease in investing restricted cash	323	(150)

Net cash used in investing activities	(102,816)	(54,010)

Financing activities:
Proceeds from initial public offering, net of underwriter commissions	173,910	—
Proceeds from credit facility	113,000	135,000
Payment of debt, including capital leases	(4,479)	(1,324)
Payment of additional offering costs	(3,660)	(3,238)
Payment of debt issuance costs	(6,975)	(9,630)
Other	580	—

Net cash provided by financing activities	272,376	120,808

Effect of exchange rate changes on cash	(17)	30
Increase in cash and cash equivalents	172,115	90,473
Cash and cash equivalents at beginning of period	112,576	42,591

Cash and cash equivalents at end of period	$284,691	$133,064

Supplemental Cash Flow Information:
Cash paid for interest	$17,741	$4,356
Cash paid for taxes	228	174
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$10,540	$9,246
Purchases of property and equipment paid by commercial airlines	5,430	1,596
Purchases of property and equipment under capital leases	3,567	222
Acquisition of intangible assets—capitalized in current liabilities	1,193	1,577
Asset retirement obligation incurred	204	128
Class A and Class B senior convertible preferred stock return	29,277	38,233
Accretion of preferred stock	5,285	7,836
Equity financing costs included in current liabilities	198	850

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data )

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at January 1, 2013	6,798,017	$—	$9,110	$(20)	$(454,867)	$(445,777)
Net Loss	—	—	—	—	(89,184)	(89,184)
Class A senior convertible preferred stock and Class B senior convertible preferred stock return	—	—	—	—	(29,277)	(29,277)
Accretion on preferred stock	—	—	—	—	(5,285)	(5,285)
Currency translation adjustments, net of tax	—	—	—	(141)	—	(141)
Stock compensation expense	—	—	3,168	—	—	3,168
Stock option exercises	63,860	—	580	—	—	580
Issuance of common stock, net of fees	11,000,000	1	170,051	—	—	170,052
Conversion of convertible preferred stock (including embedded derivative liability)	66,235,473	7	685,238	—	—	685,245

Balance at September 30, 2013	84,097,350	$8	$868,147	$(161)	$(578,613)	$289,381

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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto.

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

The results of operations and cash flows for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

Under agreements with certain of our airline partners to upgrade certain fleets to our new ATG-4 airborne equipment from our existing ATG airborne equipment, on a quarterly basis we reassess the useful lives of the ATG component parts requiring replacement. As a result of our analysis, we shortened the useful lives of these component parts to be consistent with when the aircraft are expected to be upgraded under this retrofit program. The change in estimated useful lives related to this specific retrofit program resulted in $0.5 million and $4.0 million increases in the accelerated depreciation recorded in the three and nine month periods ended September 30, 2013, respectively, which increased net loss per basic and fully diluted share by $0.01 and $0.11, respectively, for those periods. We expect to incur an additional $1.6 million of accelerated depreciation through the third quarter of 2014. The weighted average useful life of our ATG component parts scheduled to be upgraded under this retrofit program before and after the reassessment was seven years and 3.7 years, respectively. The useful lives of ATG component parts not scheduled to be upgraded as part of this retrofit program remained at seven years.

Comprehensive Income/Loss—Comprehensive income/loss for the three and nine month periods ended September 30, 2013 is net loss plus unrealized losses on foreign currency translation adjustments.

2. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, FASB Finalizes New Disclosure Requirements for Reclassification Adjustments Out of AOCI (“ASU 2013-02”). This pronouncement adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. This guidance, which we adopted effective January 1, 2013, did not have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Exists (“ASU 2013-11”). This pronouncement provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is intended to eliminate the diversity in practice in presenting such items. We will adopt this guidance as of January 1, 2014. Adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

3. Net Loss Per Share

Basic and diluted net loss per share have been calculated in accordance with ASC 260, Earnings Per Share (“ASC 260”), using the weighted-average number of common shares outstanding for the period. Our previously outstanding Class A Preferred Stock, Class B Senior Convertible Preferred Stock (“Class B Preferred Stock”) and Junior Convertible Preferred Stock (“Junior Preferred Stock”) were all considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. In periods of a net loss attributable to common stock, the three classes of preferred stock were excluded from the computation of basic earnings per share either due to the fact that they are not required to fund losses or because the redemption amount is not reduced as a result of losses.

For the three and nine month periods ended September 30, 2013 and 2012 all outstanding shares of common stock underlying ACM units and stock options were excluded from the computation of diluted shares outstanding because they were anti-dilutive. Additionally, for the nine month period ended September 30, 2013 the three and nine month periods ended September 30, 2012 all outstanding shares of convertible preferred stock for the period prior to their conversion into common stock upon the IPO were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table sets forth the computation of basic and diluted earnings per share using the two-class method (in thousands, except per share amounts):

	For the Three
	Months Ended	For the Nine Months
	September 30,	Ended September 30,
	2012	2013	2012
Net loss	$(13,044)	$(89,184)	$(13,610)
Less: Preferred stock return	13,328	29,277	38,233
Less: Accretion of preferred stock	2,638	5,285	7,836

Undistributed losses	$(29,010)	$(123,746)	$(59,679)

Common stock undistributed losses	$(29,010)	$(123,746)	$(59,679)
Class A Preferred Stock undistributed losses	—	—	—
Class B Preferred Stock undistributed losses	—	—	—
Junior Preferred Stock undistributed losses	—	—	—

Undistributed losses	$(29,010)	$(123,746)	$(59,679)

Weighted-average common shares outstanding-basic and diluted	6,798	35,521	6,798

Net loss attributable to common stock per share-basic and diluted	$(4.27)	$(3.48)	$(8.78)

4. Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of September 30, 2013 and December 31, 2012, all of which were included within the BA segment, were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Work-in-process component parts	$12,034	$9,997
Finished goods	2,854	2,152

	$14,888	$12,149

5. Composition of Certain Balance Sheet Accounts

Property and equipment as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Office equipment, furniture, and fixtures	$18,181	$15,895
Leasehold improvements	7,378	7,152
Airborne equipment	215,277	163,896
Network equipment	125,825	96,000

	366,661	282,943
Accumulated depreciation	(115,651)	(85,269)

Property and equipment, net	$251,010	$197,674

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other non-current assets as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Canadian ATG license payments (1)	$2,883	$3,080
Deposits on satellite technology solutions equipment and airborne equipment	4,292	5,747
Deposits on satellite services	3,183	—
Other	1,710	2,036

Total other non-current assets	$12,068	$10,863

(1)	See Note 19, “Canadian ATG License” for further information.

Accrued liabilities as of September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Employee benefits	$14,292	$11,212
Airline revenue share	8,895	6,261
Property, use, sales, and income tax	3,062	2,917
Airborne installation costs	786	2,866
Airborne equipment	3,289	9,343
Airfone Acquisition related liabilities (1)	4,723	—
Other	14,841	13,353

Total accrued liabilities	$49,888	$45,952

(1)	See Note 6, “Airfone Acquisition” for further information.

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

In connection with our ongoing integration of Airfone, we have determined that Airfone over-billed its customers for and may have under-remitted FCC-mandated Federal Universal Service Fund (“FUSF”) fees to Universal Services Administrative Company (“USAC”). As a result, Airfone may need to remit additional amounts to USAC and, due to the difference between amounts collected and remitted, may owe refunds to its customers. Although we are continuing to review Airfone’s records, based on facts currently known by us, we believe that the aggregate amount of any under-remittances to USAC and liability to Airfone customers for the period beginning January 1, 2008 and ending March 31, 2013 is approximately $3.7 million. As we continue our review the aggregate amount of Airfone’s liability both to USAC and to Airfone customers could increase or decrease, possibly materially. In addition, to the extent that it is ultimately determined that Airfone under-remitted FUSF fees to USAC, Airfone may be subject to enforcement action by the FCC, which could result in, among other things, interest payments, penalties and fines. To the extent that it is ultimately determined that Airfone has a liability to the FCC, USAC and/or to Airfone’s customers, we believe that we have the benefit of an indemnity provision, including a $1 million escrow account, under our purchase agreement with LiveTV. If for any reason the indemnification under the LiveTV purchase agreement is unavailable or insufficient to cover such liabilities, our financial position, cash flows and results of operations could be materially and adversely affected.

The Airfone acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition. The preliminary allocation of the purchase price included $0.4 million of trade receivables, $0.2 million of prepaid expenses and other current assets, $2.2 million of property and equipment, $8.3 million of intangibles (which includes $7.1 million for customer lists, $0.2 million for trademarks and $1.0 million of indefinite lived assets related to the 1 MHz of ATG spectrum), $3.7 million of goodwill, $3.7 million of accrued liabilities (which includes the potential liability to the FCC, USAC and/or Airfone’s customers as noted above) and $1.7 million of asset retirement obligations. Of the $9.3 million purchase price, $1.0 million remained in escrow and is included in long-term restricted cash along with a

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

corresponding amount in accrued liabilities in our unaudited condensed consolidated balance sheet. The goodwill represents the excess of the purchase price over the fair market value of the identifiable net assets acquired and is equal to the $3.7 million estimated liability to the FCC, USAC and/or customers noted above which increased $0.7 million during the three month period ended September 30, 2013 due to additional information we received during our continued investigation. This purchase price allocation is preliminary as we are in the process of determining the following: 1) valuation amounts for certain intangible assets acquired; 2) the acquisition date fair value of certain prepaid assets and liabilities assumed, including the potential liability to the FCC, USAC and/or Airfone’s customers noted above, and the assumed asset retirement obligations; and 3) the associated resulting goodwill. We have recorded preliminary estimates for certain of the items noted above, and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations. This acquisition did not have a material impact on our financial statements. Accordingly, we have not presented pro forma disclosures.

7. Intangible Assets

Our intangible assets are comprised of both indefinite and finite-lived intangible assets. Intangible assets with indefinite lives and goodwill are not amortized, but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of our indefinite-lived intangible assets and goodwill during the fourth quarter of each fiscal year. We reevaluate the useful life of the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The results of our annual indefinite-lived intangible assets and goodwill impairment assessments in the fourth quarter of 2012 indicated no impairment.

Changes in the carrying value of goodwill are as follows (in thousands):

	CA-NA	CA-ROW	BA	Total
Balance at January 1, 2013	$—	$—	$620	$620
Acquisition of Airfone (1)	—	—	3,699	3,699

Balance at September 30, 2013	$—	$—	$4,319	$4,319

(1)	See Note 6, “Airfone Acquisition” for further information.

Our finite-lived intangible assets, other than software, relate exclusively to our BA segment. We amortize our finite-lived intangible assets over their estimated useful lives. Our intangible assets, other than goodwill, as of September 30, 2013 and December 31, 2012 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of September 30, 2013			As of December 31, 2012
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	3.4	$66,884	$(39,760)	$27,124	$58,765	$(35,263)	$23,502
Trademark/trade name (1)	4.6	3,072	(2,874)	198	2,852	(2,852)	—
Aircell Axxess technology	1.3	4,129	(3,758)	371	4,129	(3,549)	580
OEM and dealer relationships	3.3	6,724	(4,482)	2,242	6,724	(3,978)	2,746
Service customer relationships (1)	4.6	8,081	(1,647)	6,434	981	(981)	—

Total amortized intangible assets		$88,890	$(52,521)	$36,369	$73,451	$(46,623)	$26,828

Unamortized intangible assets:
FCC Licenses (1)		$32,283	$—	$32,283	$31,319	$—	$31,319

Total intangible assets		$121,173	$(52,521)	$68,652	$104,770	$(46,623)	$58,147

(1)	See Note 6, “Airfone Acquisition” for further information.

Amortization expense was $2.3 million and $7.2 million for the three and nine month periods ended September 30, 2013, respectively, and $1.8 million and $5.3 million for the comparable prior year periods.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2013 (period from October 1 to December 31)	$2,384
2014	$10,623
2015	$8,447
2016	$6,723
2017	$4,199
Thereafter	$3,993

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

8. Warranties

Our BA segment provides warranties on parts and labor for our systems. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery, and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheet. Our warranty reserve balance was $0.8 million and $0.9 million as of September 30, 2013 and December 31, 2012, respectively.

9. Long-Term Debt and Other Liabilities

Senior Term Facility—On June 21, 2012, we borrowed $135.0 million under a five-year term loan that matures on June 21, 2017 (the “Senior Term Facility”), the terms of which are set forth in a Credit Agreement dated as of June 21, 2012 among Gogo Intermediate Holdings LLC (“GIH”), Aircell Business Aviation Services LLC (“ABAS”), and Gogo LLC, as borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We received net cash proceeds of $125.4 million following the payment of debt issuance fees of $9.6 million under the Senior Term Facility. On April 4, 2013, we borrowed $113.0 million (the “New Borrowing”) under an amendment to the Credit Agreement governing the Senior Term Facility, dated as of June 21, 2012. We refer to our existing Senior Term Facility, as so amended, as the “Amended Senior Term Facility.” The amendment increased the size of the Senior Term Facility from $135.0 million to $248.0 million. We received net cash proceeds from the New Borrowing of $103.0 million following the payment of debt issuance fees of $10.0 million. As of September 30, 2013 and December 31, 2012 we had $242.4 million and $133.3 million, respectively, outstanding under the Amended Senior Term Facility. We will use the proceeds from the Amended Senior Term Facility for general corporate purposes, including upgrading certain fleets of certain airline partners to ATG-4 technology and funding our international expansion to the extent permitted by the Amended Senior Term Facility.

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

The Amended Senior Term Facility contains customary representations and warranties, affirmative and negative covenants, and definitions of events of default. If an event of default occurs and so long as such event of default is continuing, the amounts outstanding will accrue interest at an increased rate and payments of such outstanding amounts could be accelerated. We do not have maintenance covenants under the terms of the Amended Senior Term Facility but as part of its affirmative covenants, we need to maintain a minimum cash balance of $5.0 million, comply with certain reporting and notice requirements and periodic financial statement reporting on a borrowing entity basis. As of September 30, 2013, we were in compliance with the cash balance, reporting and notice requirements and no event of default had occurred.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The Amended Senior Term Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur or guarantee additional indebtedness, prepay certain subordinated indebtedness, modify certain terms of certain material agreements (including intercompany agreements), make dividends and other restricted payments, issue additional preferred stock, make investments (including a cap on investments in our international business during the term of the Amended Senior Term Facility), incur or maintain liens, make capital expenditures, engage in mergers and certain other fundamental changes, engage in certain transactions with affiliates, enter into sale-leaseback arrangements or enter into agreements restricting dividends or other distributions by subsidiaries to the borrowers or any of their subsidiaries.

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

The loans outstanding under the Amended Senior Term Facility bear interest, at our option, either: (i) at the base rate, which is defined as the highest of (a) the rate of interest published by the Wall Street Journal, from time to time, as the prime rate, (b)  1⁄2 of 1% per annum above the weighted average of the rates on overnight federal funds transactions, (c) an adjusted London inter-bank offered rate (adjusted for statutory reserve requirements and with a rate floor of 1.5%) (“LIBO Rate”) for an interest period of one month plus 1.00% and (d) 2.50% or (ii) at the LIBO Rate plus, in each case, an applicable margin. The applicable margin is 9.75% per annum with respect to any LIBO Rate loan and 8.75% per annum with respect to any base rate loan, per annum. As of September 30, 2013, the interest rate on the Amended Senior Term Facility was 11.25% and all loans were outstanding as three month LIBOR loans.

We paid $9.6 million of loan origination fees and financing costs related to the Senior Term Facility, all of which has been accounted for as deferred financing costs. We paid $10.0 million of additional fees related to the New Borrowing. As the New Borrowing is treated as a modified loan, we recorded $7.0 million of fees paid directly to the lenders as deferred financing costs. The remaining $3.0 million of fees not paid directly to the lenders in connection with the New Borrowing were expensed to interest expense. See Note 10, “Interest Costs” for additional details. Total amortization expense of the deferred financing costs was $0.8 million and $2.0 million for the three and nine month periods ended September 30, 2013, respectively, and $0.4 million and $0.4 million for the comparable prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2013, the balance of unamortized deferred financing costs related to the Amended Senior Term Facility was $13.8 million and was included as a separate line in our unaudited condensed consolidated balance sheet.

As of September 30, 2013, the mandatory principal payments under the Amended Senior Term Facility for each of the next five years and thereafter are as follows (in thousands):

Credit
Years ending December 31,	Facility
2013 (period from October 1 to December 31)	$1,550
2014	$6,200
2015	$6,200
2016	$6,200
2017	$222,219
Thereafter	$—

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

Alaska Financing—On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. As of September 30, 2013 and December 31, 2012, we had $1.6 million and $2.0 million, respectively, outstanding under the Alaska Facility. No further draws can be made under the Alaska Facility and principal amounts outstanding are payable in quarterly installments over a five-year period commencing on November 12, 2011, or can be prepaid at any time without premium or penalty at our option. The Alaska Facility is secured by a first-priority interest in our cell tower leases and other personal property located at the cell sites in Alaska.

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

Pursuant to our equipment and revenue agreement with Alaska Airlines, the share of service revenue (“revenue share”) we pay Alaska Airlines increases as long as any amounts are outstanding under the Alaska Facility. Alaska Airlines revenue share increases by 500 basis points for the one-year period following the first date on which our Gogo® service is used on the ATG network in Alaska, and 300 basis points thereafter, until the principal and all accrued interest is paid in full. This incremental Alaska Airlines’ revenue share was an amount less than $0.1 million for three and nine month periods ended September 30, 2013 and 2012 and is included in our unaudited condensed consolidated statements of operations as part of our interest expense.

Principal payments under the Alaska Facility in each of the next five years and thereafter are as follows (in thousands):

Alaska
Years ending December 31,	Facility
2013 (period from October 1 to December 31)	$126
2014	$504
2015	$504
2016	$504
2017	$—
Thereafter	$—

Letters of Credit—We maintain several letters of credit totaling $0.5 million and $0.9 million as of September 30, 2013 and December 31, 2012, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our office locations in Itasca, Illinois; Bensenville, Illinois; and Broomfield, Colorado.

10. Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the useful lives of the assets. We commenced capitalizing interest on major capital projects when we entered into the Senior Term Facility on June 21, 2012.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of our interest costs for the three and nine month periods ended September 30, 2013 and 2012 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Interest expense	$6,668	$3,835	$16,805	$4,394
Amortization of deferred financing costs	822	371	1,993	411
Non lender fees (1)	—	—	2,982	—

Interest costs charged to expense	$7,490	$4,206	$21,780	$4,805
Interest costs capitalized to property and equipment	233	46	635	46
Interest costs capitalized to software	193	28	402	28

Total interest costs	$7,916	$4,280	$22,817	$4,879

(1)	Primarily consists of fees paid to legal counsel and underwriters in connection with the New Borrowing.

11. Leases

Arrangements with Commercial Airlines—Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo® service to passengers on the aircraft. We are generally responsible for the costs of installing and deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second type of connectivity agreement some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions where legal title transfers are not deemed to be sales transactions for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 5, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as a lease incentive and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $2.1 million and $5.4 million for the three and nine month periods ended September 30, 2013, respectively, and $0.9 million and $2.6 million for the comparable prior year periods as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of September 30, 2013, deferred airborne lease incentives of $8.4 million and $51.1 million are included in current and non-current liabilities, respectively, in our unaudited condensed consolidated balance sheet. As of December 31, 2012, deferred airborne lease incentives of $5.9 million and $40.0 million are included in current and non-current liabilities, respectively, in our condensed consolidated balance sheet.

The revenue share paid to the airlines represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $8.6 million and $24.0 million for the three and nine month periods ended September 30, 2013, respectively, and $5.2 million and $14.8 million for the comparable prior year periods.

Leases and Cell Site Contracts—We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $1.4 million and $4.2 million for the three and nine month periods ended September 30, 2013, respectively, and $1.2 million and $3.6 million for the comparable prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $1.9 million and $5.5 million for the three and nine month periods ended September 30, 2013, respectively, and $1.6 million and $4.5 million for the comparable prior year periods.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of September 30, 2013, are as follows (in thousands):

Operating
Years ending December 31,	Leases
2013 (period from October 1 to December 31)	$3,242
2014	$12,003
2015	$10,990
2016	$9,776
2017	$7,753
Thereafter	$24,684

Equipment Leases—We lease certain computer and network equipment under capital leases, for which interest has been imputed with an annual interest rate of 10.0%. As of September 30, 2013 the computer equipment leases were classified as part of office equipment, furniture, and fixtures in our unaudited condensed consolidated balance sheet at a gross cost of $0.8 million. As of September 30, 2013 the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $3.5 million. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of September 30, 2013, are as follows (in thousands):

Amortization
Years ending December 31,	Expense
2013 (period from October 1 to December 31)	$219
2014	1,334
2015	1,211
2016	1,150
2017	840
Thereafter	—

Total minimum lease payments	4,754
Less: Amount representing interest	(903)

Present value of net minimum lease payments	$3,851

The $3.9 million present value of net minimum lease payments as of September 30, 2013 has a current portion of $0.9 million included in current portion of long-term debt and capital leases and a non-current portion of $2.9 million included in other non-current liabilities.

12. Commitments and Contingencies

Contractual Commitments—One contract with one of our airline partners requires us to provide our airline partner with an annual cash rebate of $1.8 million and a reduction in certain charges beginning in June 2014 if this partner makes our service available on a specified number of aircraft in our airline partner’s fleet by such date. Provided that the number of aircraft on which our service is available remains above the specified threshold, the cash payments will be due each June thereafter through 2023.

We have an agreement with one of our airborne equipment vendors that committed us to purchase $21.7 million in satellite based antenna and radome systems as of September 30, 2013, of which $5.4 million remains to be paid. The remaining $5.4 million will become payable once the vendor has received Parts Manufacturing Authority, or PMA, from the Federal Aviation Authority and this product can be shipped to us.

We have agreements with two different vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $6.6 million in 2013 (October through December), $28.2 million in 2014, $32.0 million in 2015, $33.3 million in 2016, $32.1 million in 2017, $16.0 million in 2018 and $0.2 million in 2019.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Damages and Penalties—Certain of our agreements with our airline partners may require us to incur additional obligations as a result of the occurrence of specified events, some of which may be out of our control. One contract covering the international fleet of one of our airline partners requires us to provide a credit or refund of up to $25 million to our airline partner if a competing airline installs satellite connectivity systems on a certain number of aircraft in its international fleet more quickly than we install our system on our airline partner’s international fleet. The refund or credit would be eliminated in its entirety if we complete full installation of our airline partner’s international fleet by January 1, 2015, which date may be extended by up to six months as a result of certain excusable delays. The amount of any such refund or credit depends on a number of facts and circumstances, such as the pace at which we install satellite systems on aircraft delivered to us by our airline partner, as well as some that are not under our control, including, but not limited to, the number of installable aircraft made available to us from our airline partner’s international fleet, our competitor’s ability to install an equal or greater quantity of satellite systems on such competing airline’s international fleet and any current or future regulatory delays to the extent they are not excusable delays. Any refund or credit may only be applied toward the purchase of equipment or for a refund of amounts paid by the airline for previously purchased equipment. This contract also obligates us to pay our airline partner one time liquidated damages in the range of $1 million to $5 million if we fail to obtain certain regulatory approvals related to the provision of satellite-based services by specified deadlines. One contract with another of our airline partners obligates us to pay our airline partner up to $6 million in penalties and installation and other costs if we fail to receive certain regulatory approvals or begin the installation of equipment related to the provision of satellite-based service by specified deadlines.

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

Indemnifications and Guarantees—In accordance with Delaware law, we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is uncertain and may be unlimited, depending upon circumstances. However, our Directors’ and Officers’ insurance does provide coverage for certain of these losses.

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

American Airlines Bankruptcy—On November 29, 2011, American Airlines filed for reorganization under Chapter 11 of the United States Bankruptcy Code. While American Airlines has announced that it will continue to operate its business and fly normal flight schedules, there can be no assurance that the filing will not have an adverse effect on our revenue or results of operations in the short- or long-term. Revenue from passengers purchasing our service while flying on aircraft owned by American Airlines accounted for approximately 14% and 15% of consolidated revenue for the three and nine month periods ended September 30, 2013, respectively, and approximately 13% and 13% for the comparable prior year periods. Revenue from passengers purchasing our service while flying on aircraft owned by American Airlines accounted for approximately 23% and 24% of CA-NA revenue for the three and nine month periods ended September 30, 2013, respectively, and approximately 23% and 23% for the comparable prior year periods.

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

Stewart Litigation—On April 10, 2013, the United States District Court for the Northern District of California granted our motion to dismiss, without prejudice, a lawsuit filed on October 4, 2012 by James Stewart against us, on behalf of putative classes of national purchasers and a subclass of California purchasers of our service, alleging claims for monopolization and exclusive dealing under the federal antitrust laws and California state antitrust and unfair practices laws related to the Gogo service offered through our domestic commercial airline partners. The court granted the plaintiffs leave to file an amended complaint, and plaintiffs filed a second amended complaint on August 19, 2013. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe that we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

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

Preferred Stock Activity

A summary of our preferred stock activity during the nine month period ended September 30, 2013 is as follows (in thousands):

	Preferred Stock
	Class A	Class B	Junior	Total
Balance at January 1, 2013	$174,199	$285,035	$155,144	$614,378
Preferred stock return	11,219	18,058	—	29,277
Accretion of preferred stock	1,005	763	3,517	5,285
Conversion to common stock	(186,423)	(303,856)	(158,661)	(648,940)

Balance at September 30, 2013	$—	$—	$—	$—

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

14. Fair Value of Financial Assets and Liabilities

A three-tier fair value hierarchy has been established which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;

•	Level 2—defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Amended Senior Term Facility and the Alaska Facility, both of which are reflected on the unaudited condensed consolidated balance sheet at cost, as defined in Note 9, “Long-Term Debt and Other Liabilities”. Based on market conditions as of September 30, 2013, the fair values of the Amended Senior Term Facility and the Alaska Facility approximated their carrying values of $242.4 million and $1.6 million, respectively (see Note 9, “Long-Term Debt and Other Liabilities”). These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market including interest rates on recent financings by entities with credit profiles similar to ours. We estimated the fair values of the Amended Senior Term Facility and the Alaska Facility by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at September 30, 2013 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Amended Senior Term Facility and the Alaska Facility.

Derivative Liabilities:

As described in Note 3, “Preferred Stock and Common Stock” to the audited consolidated financial statements for the year ended December 31, 2012 included in our Prospectus, the liquidation preference associated with our Class A Senior Convertible Preferred Stock was considered an embedded derivative as it provided for a minimum return upon a Deemed Liquidation Event, such as an IPO. Upon consummation of the IPO, 2,135,602 common shares were issued in connection with the liquidation preference minimum return. As the public offering price of the shares sold in the offering was $17.00 per share, the value of the liquidation preference was $36.3 million, which we believe constitutes Level 2 observable inputs.

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

The following table presents the fair value reconciliation of Level 3 derivative liabilities measured at fair value on a recurring basis for the nine month period ended September 30, 2012 (in thousands):

2012
Class A Preferred Stock Balance at January 1	$9,640
Included in other (income) expense	(9,640)

Class A Preferred Stock Balance at September 30	$—

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

15. Income Tax

The effective income tax rates for the three and nine month periods ended September 30, 2013 were (1.9%) and (1.0%), respectively, as compared with (1.7%) and (5.2%) for the comparable prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and nine month periods ended September 30, 2013 and 2012 was primarily due to the recording of a valuation allowance against our net deferred tax assets and the effect of the fair value adjustments to our derivative liabilities, which are excluded from taxable income (loss).

We are subject to taxation in the United States, Canada and various states. With few exceptions, as of September 30, 2013, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2009.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and nine month periods ended September 30, 2013. As of September 30, 2013, we did not have a liability recorded for interest or potential penalties.

We do not expect there will be a change in the unrecognized tax benefits within the next 12 months.

On September 13, 2013, the IRS issued final regulations and re-proposed regulations that provide guidance with respect to (i) the treatment of material and supplies, (ii) capitalization of amounts paid to acquire or produce tangible property, (iii) the determination of whether an expenditure with respect to tangible property is a deductible repair or a capital expenditure and (iv) dispositions of MACRS property. The final regulations will be effective for our fiscal year ending December 31, 2014. We are reviewing the regulations, but we do not believe there will be a material impact on our results of operations, financial position, or cash flows.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Management evaluates performance and allocates resources to each segment based on segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, and certain non-cash charges (including amortization of deferred airborne lease incentives, stock compensation expense, and, for periods prior to the IPO, fair value derivative adjustments, Class A and Class B Senior Convertible Preferred Stock Return, accretion of preferred stock, and write off of deferred equity financing costs). Segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment profit (loss) should not be considered in isolation or as a substitute for net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	September 30, 2013
	CA-NA	CA-ROW	BA	Total
Service revenue	$50,044	$51	$13,695	$63,790
Equipment revenue	515	—	21,074	21,589

Total revenue	$50,559	$51	$34,769	$85,379

Segment profit (loss)	$(1,594)	$(11,004)	$14,641	$2,043

	For the Three Months Ended
	September 30, 2012
	CA-NA	CA-ROW	BA	Total
Service revenue	$32,843	$—	$9,091	$41,934
Equipment revenue	295	190	15,421	15,906

Total revenue	$33,138	$190	$24,512	$57,840

Segment profit (loss)	$(4,182)	$(3,831)	$8,617	$604

	For the Nine Months Ended
	September 30, 2013
	CA-NA	CA-ROW	BA	Total
Service revenue	$142,196	$1,320	$37,209	$180,725
Equipment revenue	1,500	168	53,177	54,845

Total revenue	$143,696	$1,488	$90,386	$235,570

Segment profit (loss)	$690	$(26,596)	$34,588	$8,682

	For the Nine Months Ended
	September 30, 2012
	CA-NA	CA-ROW	BA	Total
Service revenue	$94,152	$—	$24,446	$118,598
Equipment revenue	1,134	670	49,590	51,394

Total revenue	$95,286	$670	$74,036	$169,992

Segment profit (loss)	$(9,095)	$(9,429)	$27,361	$8,837

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
CA-NA segment profit (loss)	$(1,594)	$(4,182)	$690	$(9,095)
CA-ROW segment loss	(11,004)	(3,831)	(26,596)	(9,429)
BA segment profit	14,641	8,617	34,588	27,361

Total segment profit	2,043	604	8,682	8,837
Interest income	14	37	47	62
Interest expense	(7,490)	(4,206)	(21,780)	(4,805)
Depreciation and amortization	(13,664)	(9,266)	(41,218)	(26,693)
Amortization of deferred airborne lease incentives (1)	2,108	921	5,444	2,627
Stock compensation expense	(1,385)	(891)	(3,168)	(2,586)
Fair value derivative adjustments	—	—	(36,305)	9,640
Other income	2	(21)	2	(21)

Loss before income taxes	$(18,372)	$(12,822)	$(88,296)	$(12,939)

(1)	Amortization of deferred airborne lease incentive only relates to our CA-NA segment. See Note 11, “Leases” for further information.

Major Customers and Airline Partnerships—During the three and nine months ended September 30, 2013 and 2012, no customer accounted for more than 10% of our consolidated revenue. As of September 30, 2013, no customer accounted for more than 10% of consolidated accounts receivable. In CA-NA, one party made up approximately 15% of consolidated accounts receivable as of December 31, 2012.

In our CA-NA segment, revenue from passengers using the Gogo service while flying on aircraft owned by two of our airline partners accounted for approximately 39% and 41% of consolidated revenue for the three and nine month periods ended September 30, 2013, respectively, and approximately 40% and 39% for the comparable prior year periods.

17. Employee Retirement and Postretirement Benefits

Share-Based Compensation—We have awards outstanding under two share-based compensation plans as of September 30, 2013, the Aircell Holdings Inc. Stock Option Plan and the AC Management LLC plan. See Note 11, “Share-Based Compensation” to the audited consolidated financial statements for the year ended December 31, 2012 included in our Prospectus for further information regarding these plans. For the nine month period ended September 30, 2013, 1,286,882 stock options were granted, 192,713 stock options were forfeited, 25,956 stock options were expired, and 63,860 stock options were exercised.

Share-based compensation totaled $1.4 million and $3.2 million for the three and nine month periods ended September 30, 2013, respectively, and $0.9 million and $2.6 million for the comparable prior year periods.

401(k) Plan—Under our 401(k) plan, all employees who are eligible to participate in the 401(k) plan are entitled to make tax-deferred contributions of up to 15% of annual compensation, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.5 million and $1.6 million for the three and nine month periods ended September 30, 2013, respectively, and $0.4 million and $1.2 million for the comparable prior year periods.

Bonus Arrangements—We have not paid certain cash bonuses under the discretionary incentive plan in 2008. We did commit, however, to paying these bonuses in the future if certain conditions were satisfied. We have committed to pay bonuses to CA-NA employees at and above the Vice President level if and when we achieve positive cash flow for one fiscal quarter. In general, to be eligible for such bonus payouts, the employee must remain employed by us on the payment date. The amount of the contingent payout is approximately $0.6 million in the aggregate, but such amount has not been accrued as of September 30, 2013, as the payout cannot be deemed probable at this time.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Director Compensation—In July 2013, our Board of Directors established a compensation plan for non-employee directors. The plan provides for annual compensation of $225,000 for the non-employee Chairman of the Board and $150,000 for all other non-employee directors. Such compensation is to be paid 1/3 in cash, 1/3 in stock options and 1/3 in restricted stock. The plan also provides for additional annual cash compensation of $20,000 to the chair of the Audit Committee, $10,000 to the chair of the Compensation Committee and $5,000 to the chair of the Nominating and Governance Committee. The plan provides for quarterly payments. We accrued $0.1 million of cash compensation to non-employee directors on September 30, 2013 and will issue option and restricted stock grants related to third quarter compensation following approval of specific terms by the Compensation Committee.

18. Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $7.1 million and $22.2 million for the three and nine month periods ended September 30, 2013, respectively, and $6.0 million and $16.9 million for the comparable prior year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

19. Canadian ATG Spectrum License

On July 17, 2012, Industry Canada issued to our Canadian subsidiary a subordinate license that allows us to use the Canadian ATG spectrum of which SkySurf Canada Communications Inc. (“SkySurf”) is the primary licensee. On July 24, 2012 we entered into a subordinate license agreement (the “License Agreement”) with SkySurf and on August 14, 2012 the agreement commenced. The License Agreement supersedes the spectrum manager lease agreement (the “Spectrum Agreement”) that we entered into with SkySurf on July 27, 2011. The License Agreement provides for our exclusive rights to use SkySurf’s ATG spectrum licenses in Canada. The License Agreement has an initial term of ten years commencing on August 14, 2012 and, provided that the primary spectrum license agreement issued by Industry Canada to SkySurf remains in effect, is renewable at our option for an additional ten-year term following the initial expiration and thereafter for a further five-year term. We made a one-time payment of C$3.3 million, which was equivalent to approximately U.S. $3.3 million (“one-time payment”). The renewal of the primary spectrum license will depend upon the satisfaction by Gogo and SkySurf of certain conditions set forth in the license, including, without limitation, a network build-out requirement. The term of the License Agreement, including the initial ten-year term and any renewals, is contingent on the effectiveness and renewal of the primary spectrum license issued by Industry Canada to SkySurf on June 30, 2009, which expires on June 29, 2019. We are to pay SkySurf C$0.1 million, which is equivalent to U.S. $0.1 million, monthly during the initial ten-year term of the License Agreement. Additionally, we are to make variable monthly payments based on the number of cell sites in Canada and the number of Canadian-domiciled commercial aircraft on which we provide our service.

As the License Agreement is for our exclusive use of a license, which is considered a right to use an intangible asset and thus not property, plant, or equipment, the agreement is not considered a lease for accounting purposes. As such, we recorded the SkySurf one-time payment as an asset in our unaudited condensed consolidated balance sheet at the time of payment. As of September 30, 2013, the one-time payment had balances of $0.1 million included in prepaid expenses and other current assets and $2.9 million included in other non-current assets, respectively, in our unaudited condensed consolidated balance sheet. The one-time payment is being amortized on a straight-line basis over the estimated term of the agreement of 25-years. Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

SkySurf
Years ending December 31,	Amortization
2013 (period from October 1 to December 31)	$32
2014	$126
2015	$126
2016	$126
2017	$126
Thereafter	$2,474

Amortization expense totaled less than $0.1 million and $0.1 million during the three and nine month periods ended September 30, 2013 and 2012, respectively.

The monthly payments are expensed as incurred and totaled approximately $0.2 million and $0.7 million during the three and nine month periods ended September 30, 2013, respectively, and $0.1 million and $0.1 million for the comparable prior year periods.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

20. Subsequent Events

In October 2013, we entered into a contract with Japan Airlines (“JAL”) under which we will install our Ku-satellite equipment and provide our in-flight connectivity service to passengers on JAL’s entire domestic fleet of 77 aircraft. Service to JAL passengers is expected to begin in the summer of 2014.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners;

•	any inability to timely and efficiently roll out our technology roadmap for any reason, including regulatory delays, or the failure by our airline partners to roll out equipment upgrades or new services or adopt new technologies in order to support increased network capacity demands;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to develop network capacity sufficient to accommodate growth in passenger demand;

•	unfavorable economic conditions in the airline industry and economy as a whole;

•	our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future airline partners;

•	an inability to compete effectively;

•	our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers;

•	our ability to successfully develop and monetize new products and services, including those that were recently released, are currently being offered on a limited, or trial basis or are in various stages of development;

•	our ability to deliver products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the effects, if any, on our business of recent events relating to American Airlines;

•	a revocation of, or reduction in, our right to use licensed spectrum or grant of a license to use air-toground spectrum to a competitor;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures, material defects or errors in our software or damage to our equipment;

•	the limited operating history of our CA-NA and CA-ROW segments;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•	compliance with U.S. and foreign government regulations and standards, including those related to the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the U.S. and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims;

•	our ability to protect our intellectual property;

•	any negative outcome or effects of pending or future litigation;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuation in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry;

•	the attraction and retention of qualified employees and key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the OFAC;

•	difficulties in collecting accounts receivable; and

•	other risks and factors listed under “Risk Factors” in the prospectus on Form 424(b) dated as of June 20, 2013 and filed with the Securities and Exchange Commission on June 24, 2013 (the “Prospectus”).

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

Recent Developments

In September 2013, we amended our contract with Virgin America Inc., pursuant to which we provide in-flight connectivity services on Virgin America’s entire fleet of 53 aircraft, to extend the term of the contract to September 2018 and to provide for upgrades of certain aircraft from ATG to ATG-4. In addition, the contract provides that Virgin America will be our launch partner for the next step in our technology roadmap: a proprietary hybrid technology called Gogo GTO (Ground to Orbit) that uses satellite for receive only (transmission to the aircraft) and our ATG network for the return link (transmission to the ground). We expect Gogo GTO to be capable of delivering peak speeds of 70Mbps to the aircraft and to be available in the second half of 2014.

In October 2013, we entered into a contract with Japan Airlines (“JAL”) pursuant to which we will install our Ku-satellite based equipment and provide in-flight connectivity services to passengers on JAL’s entire domestic fleet of 77 aircraft. Service to JAL passengers is expected to begin in the summer of 2014.

In early October 2013, we launched a variety of new services for BA customers. These services include, among others: Gogo Text & Talk, which allows passengers to place and receive voice calls and send and receive texts in-flight using their personal devices and their own mobile numbers and ATG 2000, which is a scaled-down version of our ATG system that targets BA customers flying turbo-prop aircraft.

Factors and Trends Affecting Our Results of Operations

We believe our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	the costs associated with implementing, and our ability to implement on a timely basis, our technology roadmap, including the need for additional cell sites in our ATG network, upgrades and installation of our ATG-4 technology, the roll-out of our satellite service, including hybrid technology solutions that are in part dependent on our satellite service, such as our GTO offering, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	the costs associated with our international expansion, including modification to our network to accommodate satellite technology, compliance with applicable foreign regulations and expanded operations outside of the U.S.;

•	the pace and extent of adoption of the Gogo service for use on international commercial aircraft by our current North American airline partners and new international airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our airline partners;

•	the economic environment and other trends that affect both business and leisure travel;

•	the extent of customers’, airline partners’ and other aircraft operators’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide and changes in technology;

•	the continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops; and

•	regulatory changes, including those affecting our ability to maintain our licenses for ATG spectrum in the U.S., obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, and expand our service offerings.

Summary Financial Information

Consolidated revenue increased to $85.4 million and $235.6 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $57.8 million and $170.0 million for the comparable prior year periods. As of September 30, 2013, the CA-NA segment had 2,011 commercial aircraft online to provide the Gogo service as compared with 1,620 as of September 30, 2012. As of September 30, 2013, the BA segment had 5,120 aircraft online with Iridium satellite communications systems and 1,847 Gogo Biz systems online as compared with 4,977 and 1,309, respectively, as of September 30, 2012. The BA segment has sold equipment for 377 Inmarsat SwiftBroadband systems to business aviation customers since 2009. Additionally, the BA segment became a reseller of Inmarsat SwiftBroadband satellite service in 2013 and had seven systems online as of September 30, 2013.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics for the CA-NA and BA segments to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies and evaluate forward-looking projections.

Commercial Aviation North America
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Aircraft online	2,011	1,620	2,011	1,620
Average monthly service revenue per aircraft online (ARPA)	$8,338	$6,867	$8,168	$6,823
Gross passenger opportunity (GPO) (in thousands)	78,980	68,756	221,190	188,923
Total average revenue per passenger opportunity (ARPP)	$0.63	$0.48	$0.64	$0.50
Total average revenue per session (ARPS)	$10.63	$9.87	$10.45	$9.41
Connectivity take rate	5.8%	4.8%	5.9%	5.2%

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our ATG network equipment is installed and Gogo service has been made commercially available as of the last day of each period presented.

•	Average monthly service revenue per aircraft online (“ARPA”). We define ARPA as the aggregate service revenue for the period divided by the number of months in the period, divided by the number of aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Gross passenger opportunity (“GPO”). We define GPO as the estimated aggregate number of passengers who board commercial aircraft on which Gogo service has been made available for the period presented. We calculate passenger estimates by taking the maximum capacity of flights with Gogo service, which is calculated by multiplying the number of flights flown by Gogo-equipped aircraft, as published by Air Radio Inc. (ARINC), by the number of seats on those aircraft, and adjusting the product by a passenger load factor for each airline, which represents the percentage of seats on aircraft that are occupied by passengers. Load factors are provided to us by our airline partners and are based on historical data.

•	Total average revenue per passenger opportunity (“ARPP”). We define ARPP as revenue from Gogo Connectivity, Gogo Vision, Gogo Signature Services and other service revenue for the period, divided by GPO for the period.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Gogo Connectivity divided by the total number of sessions during the period. A session, or a “use” of Gogo Connectivity, is defined as the use by a unique passenger of Gogo Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives or unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was less than 3% of the total number of sessions.

Business Aviation
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Aircraft online (1)
Satellite	5,127	4,977	5,127	4,977
ATG	1,847	1,309	1,847	1,309
Average monthly service revenue per aircraft online (1)
Satellite	$154	$130	$153	$134
ATG	1,958	1,884	1,923	1,844
Units Shipped
Satellite	172	167	492	546
ATG	260	165	632	528
Average equipment revenue per unit shipped (in thousands)
Satellite	$43	$43	$40	$42
ATG	52	50	52	51

(1)	Aircraft online and average monthly service revenue per aircraft online exclude the aircraft acquired from Airfone and the related revenue for the three and nine month periods ended September 30, 2013, as we intend to wind down the Airfone business by the end of 2013.

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft on which we have satellite equipment in operation as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft on which we have ATG network equipment in operation as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units shipped. We define units shipped as the number of satellite or ATG network equipment units, respectively, shipped during the period.

•	Average equipment revenue per satellite unit shipped. We define average equipment revenue per satellite unit shipped as the aggregate equipment revenue earned from all satellite shipments during the period, divided by the number of satellite units shipped.

•	Average equipment revenue per ATG unit shipped. We define average equipment revenue per ATG unit shipped as the aggregate equipment revenue from all ATG shipments during the period, divided by the number of ATG units shipped.

Key Components of Consolidated Statements of Operations

As noted above, effective January 1, 2013, we realigned our reporting segments into the following three segments: CA-NA, CA-ROW and BA. Our CA-ROW business is in the start-up phase as we initiated our international expansion efforts in the first quarter of 2012, and as of September 30, 2013, this segment had generated minimal revenues. The following briefly describes certain key components of revenue for the CA-NA and BA segments and expenses for the CA-NA, BA and CA-ROW segments, as presented in our unaudited condensed consolidated statements of operations.

Revenue:

We generate two types of revenue through each of our operating segments: service revenue and equipment revenue.

Commercial Aviation North America:

Service revenue. Service revenue for the CA-NA segment, which currently represents substantially all of the CA-NA segment revenue, is derived primarily from Gogo Connectivity related revenue through both retail and non-retail sales channels. Retail revenue is derived from purchases of individual sessions (which includes multiple individual session packages) and subscriptions (including both monthly and annual subscriptions). Non-retail revenue includes sponsorship revenue (Gogo Connectivity sold to third parties who sponsor free or discounted access to Gogo Connectivity to passengers), our enterprise channel (such as Gogo Connectivity sold to customers through travel management companies), our roaming channel (Gogo Connectivity sold to ground based Wi-Fi internet providers or gateways who resell to their customers) and our wholesale channel (Gogo Connectivity sold to companies who in turn make Gogo Connectivity available through customer loyalty programs or as incentives for their direct customers). The CA-NA segment also generates revenue through Gogo Signature Services which include third-party advertising fees and e-commerce revenue share arrangements. Additionally, we generate revenue from fees paid by passengers for access to entertainment content on Gogo Vision, which we launched in August 2011 on aircraft operated by American Airlines. Under the terms of agreements with each of our airline partners, we provide our Gogo service directly to airline passengers and set the pricing for the service. Our customers remit payment directly to us and we remit a share of the revenue to the applicable airline. Although we expect to continue to derive a substantial majority of the CA-NA service revenue from Gogo Connectivity related revenue, we expect our revenue from Gogo Signature Services and Gogo Vision to increase in future periods. Starting in August 2013 we began offering operations oriented communications services, including facilitating credit card transactions on the aircraft of one of our airline partners.

Equipment revenue. We currently have three types of connectivity agreements with our airline partners. Equipment transactions under one form of agreement, which we have used with only one airline partner, qualify for sale treatment due to the specific provisions of the agreement. The remaining two types of connectivity agreements are treated as operating leases of space for our equipment on the aircraft. Under these two types of agreements, the equipment is included in property and equipment, net, on our unaudited condensed consolidated balance sheets and the upfront payments made by the airlines for such equipment is not included in equipment revenue in our condensed consolidated statements of operations but is instead recorded on the balance sheet as deferred airborne lease incentives. See “—Cost of Service Revenue” below for further information regarding these two forms of connectivity agreements.

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

Sales and Marketing Expenses:

Commercial Aviation North America and Rest of World:

Sales and marketing expenses for the CA-NA and CA-ROW segments consist primarily of costs associated with cultivating our relationships with our airline partners and attracting additional passengers as Gogo customers. Sales and marketing activities related to the airlines include contracting with new airlines to offer Gogo service on their aircraft, contracting to add additional aircraft operated by our existing airline partners to the Gogo-installed fleet, joint marketing of the Gogo service with our airline partners and program management related to Gogo service launches and trade shows. Sales and marketing activities related to our Gogo customers include advertising and marketing campaigns and promotions as well as customer service related activities and product management.

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

Segment Profit (Loss)

We measure our segments’ performance on the basis of segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, and certain non-cash charges (including amortization of deferred airborne lease incentives, stock compensation expense, and, for periods prior to the IPO, fair value derivative adjustments, Class A and Class B Senior Convertible Preferred Stock return, accretion of preferred stock, and the write off of deferred equity financing costs).

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, FASB Finalizes New Disclosure Requirements for Reclassification Adjustments Out of AOCI (“ASU 2013-02”). This pronouncement adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. This guidance, which we adopted effective January 1, 2013, did not have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Exists (“ASU 2013-11”). This pronouncement provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is intended to eliminate the diversity in practice in presenting such items. We will adopt this guidance as of January 1, 2014. Adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

Results of Operations

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

Consolidated Statement of Operations Data

(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenue:
Service revenue	$63,790	$41,934	$180,725	$118,598
Equipment revenue	21,589	15,906	54,845	51,394

Total revenue	85,379	57,840	235,570	169,992
Operating expenses:
Cost of service revenue (exclusive of items shown below)	35,191	21,075	92,296	58,140
Cost of equipment revenue (exclusive of items shown below)	9,614	8,258	25,391	23,016
Engineering, design and development	11,322	9,129	35,940	24,441
Sales and marketing	7,608	6,848	21,298	19,588
General and administrative	18,878	11,896	49,687	35,929
Depreciation and amortization	13,664	9,266	41,218	26,693

Total operating expenses	96,277	66,472	265,830	187,807

Operating loss	(10,898)	(8,632)	(30,260)	(17,815)
Total other (income) expense	7,474	4,190	58,036	(4,876)

Loss before incomes taxes	(18,372)	(12,822)	(88,296)	(12,939)
Income tax provision	346	222	888	671

Net loss	(18,718)	(13,044)	(89,184)	(13,610)
Class A and Class B senior convertible preferred stock return	—	(13,328)	(29,277)	(38,233)
Accretion of preferred stock	—	(2,638)	(5,285)	(7,836)

Net loss attributable to common stock	$(18,718)	$(29,010)	$(123,746)	$(59,679)

Three and Nine Months Ended September 30, 2013 and 2012

Revenue:

Revenue by segment and percent change for the three and nine month periods ended September 30, 2013 and 2012 was as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2013 over
	2013	2012	2012
Service Revenue:
CA-NA	$50,044	$32,843	52.4%
BA	13,695	9,091	50.6%
CA-ROW	51	—	n/a

Total Service Revenue	$63,790	$41,934	52.1%

Equipment Revenue:
CA-NA	$515	$295	74.6%
BA	21,074	15,421	36.7%
CA-ROW	—	190	(100.0%)

Total Equipment Revenue	$21,589	$15,906	35.7%

Total Revenue:
CA-NA	$50,559	$33,138	52.6%
BA	34,769	24,512	41.8%
CA-ROW	51	190	(73.2%)

Total Revenue	$85,379	$57,840	47.6%

	For the Nine Months		% Change
	Ended September 30,		2013 over
	2013	2012	2012
Service Revenue:
CA-NA	$142,196	$94,152	51.0%
BA	37,209	24,446	52.2%
CA-ROW	1,320	—	n/a

Total Service Revenue	$180,725	$118,598	52.4%

Equipment Revenue:
CA-NA	$1,500	$1,134	32.3%
BA	53,177	49,590	7.2%
CA-ROW	168	670	(74.9%)

Total Equipment Revenue	$54,845	$51,394	6.7%

Total Revenue:
CA-NA	$143,696	$95,286	50.8%
BA	90,386	74,036	22.1%
CA-ROW	1,488	670	122.1%

Total Revenue	$235,570	$169,992	38.6%

Commercial Aviation North America:

CA-NA revenue increased to $50.6 million and $143.7 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $33.1 million and $95.3 million for the comparable prior year periods primarily due to an increase in connectivity service revenue. Passengers used Gogo Connectivity 4.6 million times and 13.2 million times in the three and nine month periods ended September 30, 2013, respectively, as compared with 3.3 million times and 9.8 million times in the comparable prior year periods. The increase in CA-NA connectivity service revenue was primarily due to increases in connectivity take rate and ARPS, which resulted in increases in ARPA and ARPP. ARPA increased to $8,338 and $8,168 for the three and nine month periods ended September 30, 2013, respectively, as compared with $6,867 and $6,823 for the comparable prior year periods.

ARPP increased to $0.63 and $0.64 for the three and nine month periods ended September 30, 2013, respectively, as compared with $0.48 and $0.50 for the comparable prior year periods. GPO increased to 79.0 million and 221.2 million for the three and nine month periods ended September 30, 2013, respectively, from 68.8 million and 188.9 million for the comparable prior year periods, driven by an increase in aircraft online to 2,011 as of September 30, 2013 from 1,620 as of September 30, 2012. The connectivity take rate increased to 5.8% and 5.9% for the three and nine month periods ended September 30, 2013, respectively, as compared with 4.8% and 5.2% for the comparable prior year periods, primarily due to the expansion of our footprint across a larger number of aircraft, which led to increased passenger awareness and adoption of the Gogo service. ARPS increased to $10.63 and $10.45 for the three and nine month periods ended September 30, 2013, respectively, as compared with $9.87 and $9.41 for the comparable prior year periods. The increase in ARPS for the three and nine month periods ended September 30, 2013 over the comparable prior year periods was due primarily to pricing increases related to our single use and subscription products and changes to our product mix. The increase in ARPS for the nine month period ended September 30, 2013 was also attributable to a decrease in sponsorship activities which typically have a lower ARPS than user purchased products.

Our retail revenue increased to $46.3 million and $130.4 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $30.5 million and $86.1 million for the comparable prior year periods, due to growth in both individual sessions and subscriptions. Revenue from individual sessions increased to $27.6 million and $77.8 million for the three and nine month periods ended September 30, 2013, respectively, from $16.7 million and $48.4 million for the comparable prior year periods, and revenue from subscriptions increased to $18.7 million and $52.6 million for the three and nine month periods ended September 30, 2013, respectively, from $13.9 million and $37.7 million for the comparable prior year periods. These revenue increases in individual sessions and subscriptions were due to pricing increases and the expansion of our footprint across a larger number of aircraft, which led to increased passenger awareness and adoption of the Gogo service. The increase in individual session revenue was also due to increased adoption of time passes which were introduced in 2012. Our non-retail revenue increased to $2.3 million and $6.9 million for the three and nine month periods ended September 30, 2013, respectively, from $1.9 million and $6.3 million for the comparable prior year periods. The increase for the three month period ended September 30, 2013 was due primarily to an increase in revenue in our roaming and wholesale channels, offset in part by a decrease in enterprise revenue. The increase for the nine month period ended September 30, 2013 was due primarily to increases in revenue in our roaming, wholesale and enterprise channels, offset in part by a decrease in sponsorship revenue.

A summary of the components of CA-NA’s service revenue for the three and nine month periods ended September 30, 2013 and 2012 is as follows (in thousands):

	For the Three Months		% Change
	Ended September 30,		2013 over
	2013	2012	2012
Gogo Connectivity revenue	$48,610	$32,415	50.0%
Gogo Vision, Gogo Signature Services and other service revenue (1)	1,434	428	235.0%

Total service revenue	$50,044	$32,843	52.4%

	For the Nine Months		% Change
	Ended September 30,		2013 over
	2013	2012	2012
Gogo Connectivity revenue	$137,378	$92,406	48.7%
Gogo Vision, Gogo Signature Services and other service revenue (1)	4,818	1,746	175.9%

Total service revenue	$142,196	$94,152	51.0%

(1)	Other service revenue includes content filtering, VoIP access for airlines’ flight crews, portal development services, operations oriented communications services, and partner co-branding and reseller arrangements.

Business Aviation:

BA revenue increased to $34.8 million and $90.4 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $24.5 million and $74.0 million for the prior year period, due to increases in service and equipment revenue. BA service revenue increased to $13.7 million and $37.2 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $9.1 million and $24.4 million for the comparable prior year periods, primarily due to more customers subscribing to our Gogo Biz service and price increases implemented during 2013. The number of ATG aircraft online increased to 1,847 as of September 30, 2013 as compared with 1,309 as of September 30, 2012. Service revenue for the three and nine month periods ended September 30, 2013 included $0.8 million and $1.6 million, respectively, of revenue associated with aircraft served by the Airfone network, as we closed on the purchase of Airfone in April 2013.

BA equipment revenue increased to $21.1 million and $53.2 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $15.4 million and $49.6 million for the prior year periods. The increase for the three and nine month periods was due primarily to an increase in ATG equipment revenue, while the nine month period ended September 30, 2013 was offset in part by a decrease in satellite equipment revenue. ATG equipment revenue increased to $13.6 million and $33.1 million for the three and nine month periods ended September 30, 2013, respectively, from $8.2 million and $26.7 million for the comparable prior year periods, primarily due to a 57.6% and 19.7% increase in the number ATG equipment units shipped and price increases implemented in January 2013. Satellite equipment revenue decreased to $19.5 million for the nine month period ended September 30, 2013 from $22.9 million for the comparable prior year period due to a 9.9% decrease in the number of satellite equipment units shipped, shifts in product mix and the impact of equipment discounts provided to Airfone customers on purchases to convert them to our equipment and service.

Commercial Aviation Rest of World:

Our CA-ROW segment is in the start-up phase, as we initiated our international expansion efforts in the first quarter of 2012. Through our CA-ROW segment, we intend to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international routes of U.S.-based commercial airlines. For the three month and nine month periods ended September 30, 2013, our CA-ROW segment generated $0.1 million and $1.3 million of service revenue from portal development services provided to one international carrier. The CA-ROW segment had no equipment revenue for the three month period ended September 30, 2013 and $0.2 million of equipment revenue for the nine month period ended September 30, 2013, from $0.2 million and $0.7 million for the comparable prior year periods.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three and nine month periods ended September 30, 2013 and 2012 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2013 over
	2013	2012	2012
CA-NA	$25,689	$19,067	34.7%
BA	3,931	1,854	112.0%
CA-ROW	5,571	154	3,517.5%

Total	$35,191	$21,075	67.0%

	For the Nine Months		% Change
	Ended September 30,		2013 over
	2013	2012	2012
CA-NA	$72,021	$52,254	37.8%
BA	10,436	5,465	91.0%
CA-ROW	9,839	421	2,237.1%

Total	$92,296	$58,140	58.7%

CA-NA cost of service revenue increased to $25.7 million and $72.0 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $19.1 million and $52.3 million for the comparable prior year periods, primarily due to an increase in revenue share earned by our airline partners. The revenue share increase was driven by the increase in CA-NA service revenue for the periods and by an increase in the average revenue share percentage earned by our airline partners. Revenue share increased $4.6 million and $11.9 million for the three and nine month periods ended September 30, 2013, respectively, over the comparable prior year periods. CA-NA cost of service revenue also increased due to increased network operations (including network maintenance, backhaul and site leases), and billing and transaction related expenses as a result of an increase in the number of Gogo Connectivity sessions. CA-NA’s cost of service revenue included $0.3 million and $0.8 million of licensing expenses for the Canadian ATG spectrum for the three and nine month periods ended September 30, 2013, respectively. Such licensing related activities commenced in August 2012.

BA cost of service revenue increased to $3.9 million and $10.4 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $1.9 million and $5.5 million for the prior year periods primarily due to an increase in the number of ATG units online to 1,847 as of September 30, 2013 from 1,309 as of September 30, 2012. Cost of service revenue also increased due to an increase in the average network utilization per ATG unit online, which resulted in an increase in ATG related network service costs associated with providing Gogo Biz services that are charged to our BA segment. Our satellite service fees also increased for the three and nine month periods ended September 30, 2013 as compared with the comparable prior year periods due to an increase in the number of subscribers to our satellite services from 4,977 as of September 30, 2012 to 5,127 as of September 30, 2013 and price increases on satellite services. Cost of service revenue for the three and nine month periods ended September 30, 2013 includes Airfone-related network fees, as we closed on the purchase of Airfone in April 2013.

CA-ROW cost of service revenue increased to $5.6 million and $9.8 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $0.2 million and $0.4 million in the comparable prior year periods due primarily to satellite transponder and teleport fees that commenced in October 2012.

We expect cost of service revenue to increase in future periods due to increases in revenue share, billing and transaction expenses as our service revenue increases. Revenue share expense will increase as service revenue increases and as the revenue share percentage under certain of our connectivity agreements increased due to the occurrence in 2012 of contractually stipulated triggering events. Additionally, we expect the revenue share percentages under certain of our connectivity agreements to increase in future periods due to the occurrence of contractually stipulated triggering events that had yet to occur as of September 30, 2013. We currently estimate that such increases will amount to approximately 2% of the CA-NA segment’s service revenue. In addition, revenue share expense and average revenue share percentage may increase in future periods driven by growth in Gogo Vision and Gogo Signature Services. We believe that our network related expenses will increase to support the projected increased use and expansion of our network. Additionally, due to the relatively young age of our ATG network, maintenance expenses have historically been relatively low compared to what we expect our maintenance costs will be in future periods. However, a significant portion of our ATG network operations costs is relatively fixed in nature and does not fluctuate directly with revenue. As such, we expect network expenses as a percentage of service revenue to decline as we continue to achieve economies of scale in our business. We expect total cost of service revenue to decline as a percentage of total service revenue in future periods as we realize efficiencies inherent in the scalability of our business.

We also expect to incur additional cost of service revenue as we expand our business internationally, primarily related to our satellite service offerings. Cost of service revenues will include additional revenue share, billing, transactional and network related expenses.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and nine month periods ended September 30, 2013 and 2012 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2013 over
	2013	2012	2012
CA-NA	$536	$180	197.8%
BA	9,078	7,918	14.7%
CA-ROW	—	160	(100.0%)

Total	$9,614	$8,258	16.4%

	For the Nine Months		% Change
	Ended September 30,		2013 over
	2013	2012	2012
CA-NA	$922	$661	39.5%
BA	24,376	21,999	10.8%
CA-ROW	93	356	(73.9%)

Total	$25,391	$23,016	10.3%

Cost of equipment revenue increased to $9.6 million and $25.4 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $8.3 million and $23.0 million for the comparable prior year periods due to an increase in ATG equipment costs, which resulted from increased units sold and personnel costs within the production, technical support and quality assurance groups to support the growth of the business and new product offerings partially offset by the decline in satellite equipment costs due to the decline in the number of units sold. We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 24.0% and 47.0% to $11.3 million and $35.9 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $9.1 million and $24.4 million for the comparable prior year periods due to increases in all three segments. Engineering, design and development expenses for the CA-NA segment increased 27.6% and 44.4% for the three and nine month periods ended September 30, 2013, respectively, over the comparable prior year periods due to increases in spending (including personnel related expenses) for costs associated with obtaining Supplemental Type Certificates (“STC”) for our airborne equipment and the development of our next generation products and technologies. Engineering, design and development expenses related to CA-ROW expansion efforts increased to $2.3 million and $8.8 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $1.6 million and $4.0 million for the prior year periods, primarily due to increases in STC related expenses for CA-ROW commercial aircraft and in expenses for the development of satellite systems. Engineering, design and development expenses for the BA segment increased 5.2% and 15.5% for the three and nine month periods ended September 30, 2013, respectively, over the comparable prior year periods due to an increase in spending on our next generation products, including the Aircell OnePhone and the Universal Cabin System.

We expect engineering, design and development expenses to increase in future periods as we execute our technology roadmap, expand internationally and continue the development of next generation products and services.

Sales and Marketing Expenses:

Sales and marketing expenses increased 11.1% and 8.7% to $7.6 million and $21.3 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $6.8 million and $19.6 million for the comparable prior year periods, primarily due to increases in the CA-ROW and BA segments, offset in part by a decrease in the CA-NA segment. Sales and marketing expenses for the CA-ROW segment increased 96.4% and 118.0% for the three and nine month periods ended September 30, 2013, respectively, over the comparable prior year periods due to building our international sales and marketing teams throughout 2012 and 2013. Sales and marketing expenses in the BA segment increased 34.7% and 16.7% for the three and nine month periods ended September 30, 2013, respectively, over the comparable prior year periods due to an increase in personnel expense to support the growth of the business and an increase in certain other marketing related activities. Sales and marketing expenses in the CA-NA segment decreased 6.6% and 8.1% for the three and nine month periods ended September 30, 2013, respectively, over the comparable prior year periods, due to a decrease in certain marketing related activities partially offset by an increase in personnel expense to support the growth of the business. Consolidated sales and marketing expenses as a percentage of total consolidated revenue decreased to 8.9% and 9.0% for the three and nine month periods ended September 30, 2013, respectively, as compared with 11.8% and 11.5% for the prior year periods.

We expect our sales and marketing expenses to increase in future periods as we increase advertising and promotional initiatives for new product offerings, improve customer satisfaction, and expand programs to retain our existing users. We also expect sales and marketing expenses to increase in future periods as we increase headcount to support the international expansion. Additionally, the commission component of sales and marketing expenses at BA will fluctuate with its equipment revenue. However, overall we expect consolidated sales and marketing expenses to decline slightly as a percentage of consolidated revenue.

General and Administrative Expenses:

General and administrative expenses increased 58.7% and 38.3% to $18.9 million and $49.7 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $11.9 million and $35.9 million for the prior year periods. The increase during the three month period was primarily due to increases in the CA-NA and CA-ROW segments. General and administrative expenses for the BA segment increased during the three month period ended September 30, 2013 but decreased slightly during the nine month period ended September 30, 2013.

The increase in the CA-NA segment’s general and administrative expenses of 72.1% and 46.0% for the three and nine month periods ended September 30, 2013, respectively, over the comparable prior year periods was primarily due to an increase in personnel and payroll related expenses to meet public company regulatory requirements and to manage the growth of the business, an increase in employee bonuses, which is reported for all CA-NA employees as part of general and administrative expense, and an increase in legal expenses.

The increase in CA-ROW segment’s general and administrative expenses of 28.3% and 55.5% for the three and nine month period ended September 30, 2013, respectively, over the comparable prior year periods was due primarily to an increase in personnel expense, an increase in consulting expenses and an increase in legal fees, all of which were due to a ramp up in CA-ROW activities.

The increase in the BA segment’s general and administrative expense of 24.2% for the three month period ended September 30, 2013 over the comparable prior year period was due primarily to an increase in personnel and payroll related expenses to manage the growth of the business. The decrease in the BA segment’s general and administrative expense of 2.1% for the nine month period ended September 30, 2013 over the comparable prior year period was due primarily to the settlement on the Hawker Beechcraft bankruptcy as we recovered $0.4 million in the nine month period ended September 30, 2013 as compared with establishing receivable reserves of $0.9 million during the nine month period ended September 30, 2012. This decrease was partially offset by an increase in personnel and payroll related expenses to manage the growth of the business.

Consolidated general and administrative expenses as a percentage of total consolidated revenue increased to 22.1% for the three month period ended September 30, 2013, from 20.6% for the comparable prior year period and remained consistent at 21.1% for the nine month periods ended September 30, 2013 and 2012.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue.

Depreciation and Amortization:

Depreciation and amortization expense increased 47.5% and 54.4% to $13.7 million and $41.2 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $9.3 million and $26.7 million for the comparable prior year periods. The increase in depreciation and amortization expense was due to the increase in the number of aircraft outfitted with our ATG equipment by our CA-NA business and the expansion of our ATG network. As noted above, we had 2,011 and 1,620 commercial aircraft online as of September 30, 2013 and 2012, respectively. Additionally, $0.5 million and $4.0 million of the increase in depreciation and amortization for the three and nine month periods ended September 30, 2013, respectively, was due primarily to the acceleration of depreciation for ATG components on certain aircraft scheduled to be retrofitted with our ATG-4 solution due to a change in the estimated useful life of such components.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive equipment on aircraft (primarily to service the CA-ROW segment) and further expand our network.

Other (Income) Expense:

Other (income) expense and percent change for the three and nine month periods ended September 30, 2013 and 2012 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2013 over
	2013	2012	2012
Interest income	$(14)	$(37)	(62.2%)
Interest expense	7,490	4,206	78.1%
Other expense	(2)	21	n/a

Total	$7,474	$4,190	78.4%

	For the Nine Months		% Change
	Ended September 30,		2013 over
	2013	2012	2012
Interest income	$(47)	$(62)	(24.2%)
Interest expense	21,780	4,805	353.3%
Fair value derivative adjustment	36,305	(9,640)	n/a
Other expense	(2)	21	n/a

Total	$58,036	$(4,876)	n/a

Other expense was $7.5 million and $58.0 million for the three and nine month periods ended September 30, 2013, respectively, as compared with other expense of $4.2 million and other income of $4.9 million for the comparable prior year periods. Other expense for the three month periods ended September 30, 2013 and 2012 primarily consisted of interest expense associated with the Amended Senior Term Facility. The increase in interest expense during the three month period ended September 30, 2013 versus the comparable prior year period was due to the increase in the amounts outstanding under the Senior Term Facility as a result of the New Borrowings entered into on April 4, 2013. Additionally, interest expense included amortization of deferred financing costs of $0.8 million for the three month period ended September 30, 2013 as compared with $0.4 million in the comparable prior year period. See Note 10, “Interest Costs” in our unaudited condensed consolidated financial statements for additional information related to our interest expense. Other (income) expense for the nine month periods ended September 30, 2013 and 2012 primarily consisted of fair value derivative adjustments and interest expense associated with the Amended Senior Term Facility. The fair value derivative adjustments for the nine month period ended September 30, 2013 were due to the liquidation preference in our Class A Senior Convertible Preferred Stock (“Class A Preferred Stock”) that provided for a minimum return upon a Deemed Liquidation Event, such as our IPO. The fair value adjustment for the nine month period ended September 30, 2012 was due to reducing our derivative liabilities to fair value. See Note 14, “Fair Value of Financial Assets and Liabilities,” in our unaudited condensed consolidated financial statements for additional discussion related to our derivative liabilities. The increase in interest expense for the nine month period ended September 30, 2013 versus the comparable prior year period was due to the loans under the Senior Term Facility only being outstanding as of June 21, 2012 versus being outstanding for the full period in 2013 and the increase in the amounts outstanding under the Senior Term Facility as a result of the New Borrowings entered into on April 4, 2013. Included in interest expense for the nine month period ended September 30, 2013 were $3.0 million of fees not paid directly to the lenders in connection with the New Borrowing. Additionally, interest expense included amortization of deferred financing costs of $2.0 million for the nine month period ended September 30, 2013 as compared with $0.4 million in the comparable prior year period. See Note 10, “Interest Costs” in our unaudited condensed consolidated financial statements for additional information related to our interest expense.

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

Income Taxes:

The effective income tax rates for the three and nine month periods ended September 30, 2013 were (1.9%) and (1.0%), respectively, as compared with (1.7%) and (5.2%) for the comparable prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and nine month periods ended September 30, 2013 and 2012 was primarily due to the recording of a valuation allowance against our net deferred tax assets and the effect of the fair value adjustments to our derivative liabilities, which are excluded from taxable income (loss).

We expect our income tax provision to increase in future periods to the extent we become profitable.

Segment Profit (Loss):

CA-NA’s segment loss decreased to $1.6 million for the three month period ended September 30, 2013 as compared with $4.2 million for the prior year period, and improved to segment profit of $0.7 million for the nine month period ended September 30, 2013 from segment loss of $9.1 million for the comparable prior year period. The change in CA-NA’s segment profit (loss) for the three and nine month periods ended September 30, 2013 was due to an increase in service revenue and decreases in sales and marketing expenses, partially offset by increases in cost of service revenue, general and administrative, engineering, design and development expenses and cost of equipment revenue, as discussed above.

BA’s segment profit increased 69.9% and 26.4% to $14.6 million and $34.6 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $8.6 million and $27.4 million for the comparable prior year periods. The increase in BA’s segment profit for the three month period ended September 30, 2013 was due to increases in service revenue and equipment revenue, partially offset by increases in operating expense, as discussed above. The increase in BA’s segment profit for the nine month period ended September 30, 2013 was due to increases in service revenue and equipment revenue and a decrease in general and administrative expenses, partially offset by increases in cost of service revenue, cost of equipment revenue, engineering, design and development, and sales and marketing expenses, as discussed above.

CA-ROW’s segment loss increased 187.2% and 182.2% to $11.0 million and $26.6 million for the three and nine month periods ended September 30, 2013, respectively, as compared with $3.8 million and $9.4 million for the comparable prior year periods due to CA-ROW being in the start-up phase and our continued investment in this segment. The increase in CA-ROW’s segment loss was due primarily to the increases in cost of service revenue, engineering, design and development, sales and marketing and general and administrative expenses, and a decrease in equipment revenue, partially offset by an increase in service revenues and a decrease in cost of equipment revenue, as discussed above.

Non-GAAP Measures

In our discussion below, we discuss certain non-GAAP financial measurements, including Adjusted EBITDA, Adjusted Net Loss, Adjusted Net Loss Per Share and Cash CAPEX as defined below. Management uses Adjusted EBITDA and Cash CAPEX for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. Management prepares Adjusted Net Loss and Adjusted Net Loss Per Share for investors, securities analysts and other users of our financial statements for use in evaluating our performance under our current capital structure. These supplemental performance measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies. Adjusted EBITDA, Adjusted Net Loss, Adjusted Net Loss Per Share and Cash CAPEX are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of net loss attributable to common stock, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted EBITDA, Adjusted Net Loss and Adjusted Net Loss Per Share in addition to, and not as an alternative to, net loss attributable to common stock as a measure of operating results, and (iii) use Cash CAPEX in addition to, and not as an alternative to, consolidated capital expenditures when evaluating our liquidity.

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

More specifically, we believe the exclusion of fair value derivative adjustments, Class A and Class B senior convertible preferred stock return and accretion of preferred stock from Adjusted EBITDA is appropriate because we do not believe such items are indicative of ongoing operating performance due to their non-recurring nature as a result of the conversion of all shares of preferred stock into shares of common stock upon consummation of our IPO in June 2013.

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

Adjusted Net Loss Per Share represents net loss attributable to common stock per share—basic and diluted, adjusted to reflect the number of shares of common stock outstanding as of September 30, 2013 under our current capital structure, after giving effect to the initial public offering and the corresponding conversion of shares of preferred stock outstanding. We present Adjusted Net Loss Per Share to provide investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance considering our current capital structure and the shares outstanding following our IPO on a consistent basis.

Cash CAPEX represents capital expenditures net of airborne equipment proceeds received from the airlines. We believe Cash CAPEX provides a more representative indication of our liquidity requirements with respect to capital expenditures, as under certain agreements with our airline partners we are reimbursed for airborne equipment, thereby reducing our cash capital requirements.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(18,718)	$(29,010)	$(123,746)	$(59,679)
Interest expense	7,490	4,206	21,780	4,805
Interest income	(14)	(37)	(47)	(62)
Income tax provision	346	222	888	671
Depreciation and amortization	13,664	9,266	41,218	26,693

EBITDA	2,768	(15,353)	(59,907)	(27,572)
Fair value derivative adjustments	—	—	36,305	(9,640)
Class A and Class B senior convertible preferred stock return	—	13,328	29,277	38,233
Accretion of preferred stock	—	2,638	5,285	7,836
Stock-based compensation expense	1,385	891	3,168	2,586
Amortization of deferred airborne lease incentives	(2,108)	(921)	(5,444)	(2,627)

Adjusted EBITDA	$2,045	$583	$8,684	$8,816

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Adjusted Net Loss and Adjusted Net Loss Per Share:
Net loss attributable to common stock (GAAP)	$(18,718)	$(29,010)	$(123,746)	$(59,679)
Fair value derivate adjustments	—	—	36,305	(9,640)
Class A and Class B senior convertible preferred stock return	—	13,328	29,277	38,233
Accretion of preferred stock	—	2,638	5,285	7,836

Adjusted Net Loss	$(18,718)	$(13,044)	$(52,879)	$(23,250)

Basic and diluted weighted average shares outstanding (GAAP)	84,097	6,798	35,521	6,798
Adjustment of shares to our current capital structure	—	77,299	48,576	77,299

Adjusted shares outstanding	84,097	84,097	84,097	84,097

Adjusted Net Loss Per Share—basic and diluted	$(0.22)	$(0.16)	$(0.63)	$(0.28)

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(27,906)	$(23,247)	$(94,015)	$(54,469)
Change in deferred airborne lease incentives (1)	1,323	1,671	8,118	6,011
Amortization of deferred airborne lease incentives	2,108	921	5,444	2,627

Cash CAPEX	$(24,475)	$(20,655)	$(80,453)	$(45,831)

(1)	See unaudited condensed consolidated statements of cash flows.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months
	Ended September 30,
	2013	2012
Net cash provided by operating activities	$2,572	$23,645
Net cash used in investing activities	(102,816)	(54,010)
Net cash provided by financing activities	272,376	120,808
Effect of foreign exchange rate changes on cash	(17)	30

Net increase in cash and cash equivalents	172,115	90,473
Cash and cash equivalents at the beginning of period	112,576	42,591

Cash and cash equivalents at the end of period	$284,691	$133,064

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

Senior Term Facility:

As of September 30, 2013 and December 31, 2012, the Amended Senior Term Facility consisted of a term loan facility in an aggregate principal amount of $242.4 million and $133.3 million, respectively.

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

We paid $9.6 million of loan origination fees and financing costs related to the Senior Term Facility, all of which has been accounted for as deferred financing costs. We paid $10.0 million of additional fees related to the New Borrowing. As the New Borrowing is treated as a modified loan, we recorded $7.0 million of fees paid directly to the lenders as deferred financing costs. The remaining $3.0 million of fees not paid directly to the lenders in connection with the New Borrowing were expensed to interest expense. See Note 10, “Interest Costs” in our unaudited condensed consolidated financial statements for additional details. Total amortization expense of the deferred financing costs was $0.8 million and $2.0 million for the three and nine month periods ended September 30, 2013, respectively, and $0.4 million and $0.4 million for the comparable prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2013, the balance of unamortized deferred financing costs related to the Amended Senior Term Facility was $13.8 million and was included as a separate line in our unaudited condensed consolidated balance sheets.

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

Alaska Financing:

On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. As of September 30, 2013 and December 31, 2012, we had $1.6 million and $2.0 million, respectively, outstanding under the Alaska Facility. No further draws can be made under the Alaska Facility and principal amounts outstanding are payable in quarterly installments over a five-year period commencing on November 12, 2011, or can be prepaid at any time without premium or penalty at our option. The Alaska Facility is secured by a first-priority interest in our cell tower leases and other personal property located at the cell sites in Alaska.

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

Pursuant to our equipment and revenue agreement with Alaska Airlines, the share of service revenue (“revenue share”) we pay Alaska Airlines increases as long as any amounts are outstanding under the Alaska Facility. Alaska Airlines revenue share increases by 500 basis points for the one-year period following the first date on which our Gogo® service is used on the ATG network in Alaska, and 300 basis points thereafter, until the principal and all accrued interest is paid in full. This incremental Alaska Airlines’ revenue share was an amount less than $0.1 million for three and nine month periods ended September 30, 2013 and 2012 and is included in our unaudited condensed consolidated statements of operations as part of our interest expense.

Letters of Credit:

We maintain several letters of credit totaling $0.5 million and $0.9 million as of September 30, 2013 and December 31, 2012, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our office locations in Itasca, Illinois; Bensenville, Illinois; and Broomfield, Colorado.

Liquidity:

We believe that our near and long term liquidity needs will increase and that cash and cash equivalents on hand as of September 30, 2013, together with our other sources of cash, will be able to support our anticipated capital expenditures, as well as increased general and administrative costs in connection with our expansion. Although we can provide no assurances, we currently believe that cash and cash equivalents on hand should be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including upgrading certain aircraft operated by our airline partners to our ATG-4 service, costs related to international expansion and certain costs associated with satellite or other technologies. While our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as the availability and costs associated with certain next-generation technologies, including ATG-4, Ku-band and, as and when available Ka-band satellite technology, and costs related to international expansion, we currently believe that cash on hand and, if necessary, additional equity financings or the incurrence of additional debt as permitted under the credit agreement governing our Amended Senior Term Facility, will be sufficient to meet our liquidity needs in the longer-term, including our anticipated international expansion. The credit agreement governing the Amended Senior Term Facility contains covenants that restrict our ability to incur additional indebtedness generally, subject to certain enumerated exceptions, and to undertake certain equity financings through the issuance of preferred stock. As a result, we may be unable to finance growth of our business to the extent that our cash on hand and cash generated through operating activities proves insufficient and we are unable to raise additional financing through the issuance of common equity or through permitted sales of preferred equity or debt.

Cash flows provided by (used in) Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Nine Months
	Ended September 30,
	2013	2012
Net loss	$(89,184)	$(13,610)
Non-cash charges and credits	83,416	21,773
Changes in operating assets and liabilities	8,340	15,482

Net cash provided by operating activities	$2,572	$23,645

For the nine month period ended September 30, 2013, cash provided by operating activities was $2.6 million as compared with $23.6 million for the comparable prior year period. The principal contributors to the decrease in operating cash flows were:

•	a $13.9 million decrease in net loss adjusted for non-cash charges and credits that was due primarily to increased spending in the CA-ROW and CA-NA segments, partially offset by increases in the CA-NA and BA segments’ service revenues as noted above under “—Results of Operations”; and

•	a $7.1 million decrease in cash flows related to changes in operating assets and liabilities resulting from:

•	Decrease in cash flows from the following:

•	Changes in BA’s working capital (primarily within accounts receivable, inventories and accounts payable) due primarily to the growth of the business;

•	Payment of satellite service deposits and certain prepaid expenses for the CA-ROW segment resulting from our entry into new agreements to which we were not party to in the prior year period;

•	Changes in CA-NA’s accounts receivable due primarily to the collection of a large receivable during the nine month period ended September 30, 2012 that was outstanding as of December 31, 2011, with no similarly large collection made during the nine month period ended September 30, 2013; and

•	Changes in CA-NA’s accounts payable due primarily to the timing of payments.

•	Partial offsets to the above due to increases in CA-NA’s cash flows from the following:

•	Changes in deferred airborne lease incentives due to an increase in installations, primarily ATG-4;

•	Changes in accrued liabilities due primarily to the timing of payments;

•	Changes in deferred revenue due primarily to partner co-branding and reseller arrangements and an increase in buy-before-you-fly user purchase options; and

•	Canadian ATG license payments as a result of making a one-time payment in 2012 in connection with the commencement of the License Agreement, with no such payments made in 2013. See Note 19, “Canadian ATG Spectrum License” in our unaudited condensed consolidated financial statements for additional information.

We anticipate cash flows from changes in operating assets and liabilities to be positively impacted in 2013 by deferred airborne lease incentives that we estimate will range from $15 million to $25 million for the year ended December 31, 2013.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “—Capital Expenditures” below.

Also included in investing activities for the nine month period ended September 30, 2013 is $9.3 million related to the Airfone acquisition. See Note 6, “Airfone Acquisition” in our unaudited condensed consolidated financial statements for additional information.

Cash flows provided by Financing Activities:

Cash provided by financing activities for the nine month period ended September 30, 2013 was $272.4 million primarily due to net proceeds from the IPO of $170.3 million ($173.9 million of proceeds, net of underwriter commissions, less the payment of $3.7 million of additional costs associated with the IPO), proceeds from the New Borrowing of $113.0 million partially offset by $7.0 million of related debt issuance costs and principal payments on the Senior Term Facility and Alaska Facility of $4.5 million.

Cash provided by financing activities for the nine month period ended September 30, 2012 was $120.8 million primarily due to $135.0 million of proceeds from the Senior Term Facility, partially offset by the payment of debt issuance costs related to the Senior Term Facility of $9.6 million, payment of legal, accounting and other professional fees of $3.2 million related to the IPO and principal payments on the Senior Term Facility and Alaska Facility of $1.3 million.

Capital Expenditures

Our operations continue to require significant capital expenditures for technology, equipment, capacity expansion and upgrades. A substantial portion of the capital expenditures by the CA-NA segment is associated with installation and the supply of airborne equipment to our airline partners, which correlates directly to the roll out and/or upgrade of service to our airline partners’ fleets. Capital spending is also associated with the expansion of our ATG network and data centers and includes site acquisition, design, permitting, network equipment and construction costs. Capital expenditures related to data centers are for additional equipment such as servers and IP routers. We also capitalize software development costs related to network technology solutions, the Gogo platform and new product/service offerings.

Capital expenditures for the nine month periods ended September 30, 2013 and 2012 were $94.0 million and $54.5 million, respectively. The increase in capital expenditures was due to an increase in airborne equipment purchases for installations/upgrades to ATG-4 by our CA-NA business, an increase in airborne equipment purchases for the CA-ROW segment, an increase in investments in our ATG network and an increase in capitalized software as we continued to enhance our Gogo service and create new service offerings.

We anticipate an increase in capital spending in 2013 and estimate capital expenditures for the year ended December 31, 2013 will range from $110 million to $140 million as we further expand and improve our network, construct new cell sites, increase the number of airborne equipment installations, continue software development initiatives, execute our international expansion strategy and upgrade certain aircraft operated by our airline partners to ATG-4. We expect our capital expenditures, net of deferred airborne lease incentives as noted above, for the year ended December 31, 2013 will range from $95 million to $115 million. We expect capital spending in 2014 to be higher than 2013 due primarily to increases in airborne equipment purchases to support our international expansion strategy; however we expect increases in deferred airborne lease incentives to partially mitigate the anticipated increases in capital spending.

Contractual Commitments: One contract with one of our airline partners requires us to provide our airline partner with an annual cash rebate of $1.8 million and a reduction in certain charges beginning in June 2014 if this partner makes our service available on a specified number of aircraft in our airline partner’s fleet by such date. Provided that the number of aircraft on which our service is available remains above the specified threshold, the cash payments will be due each June thereafter through 2023.

We have an agreement with one of our airborne equipment vendors that committed us to purchase $21.7 million in satellite based antenna and radome systems as of September 30, 2013, for which $5.4 million remains to be paid. The remaining $5.4 million will become payable once the vendor has received Parts Manufacturing Authority, or PMA, from the Federal Aviation Authority and this product can be shipped to us.

We have agreements with two different vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $6.6 million in 2013 (October through December), $28.2 million in 2014, $32.0 million in 2015, $33.3 million in 2016, $32.1 million in 2017, $16.0 million in 2018 and $0.2 million in 2019.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $1.4 million and $4.2 million for the three and nine month periods ended September 30, 2013, respectively, and $1.2 million and $3.6 million for the comparable prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $1.9 million and $5.5 million for the three and nine month periods ended September 30, 2013, respectively, and $1.6 million and $4.5 million for the comparable prior year periods.

The revenue share paid to the airlines represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentive discussed above. Such rental expense totaled a net charge of $8.6 million and $24.0 million for the three and nine month periods ended September 30, 2013, respectively, and $5.2 million and $14.8 million in the comparable prior year periods.

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

Our exposure to market risk is currently confined to our cash and cash equivalents and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, certificates of deposit, money market funds and corporate debt securities. Our cash and cash equivalents as of September 30, 2013 and December 31, 2012 included amounts in bank checking account and liquid certificates of deposit with short term maturities. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents and interest expense on our long-term debt. Our cash and cash equivalents as of September 30, 2013 and December 31, 2012 included amounts in bank checking accounts and liquid certificates of deposit. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio, would have reduced interest income and increased interest expense for the three and nine month periods ended September 30, 2013 and 2012 by an immaterial amount.

Fixed Rate Debt: On September 30, 2013 and December 31, 2012, we had $1.6 million and $2.0 million aggregate principal amount of fixed rate debt outstanding under the Alaska Facility, respectively, which approximated fair value. If interest rates were 10% higher than the stated rate, the fair value of the Alaska Financing would have changed by an immaterial amount as of September 30, 2013 and December 31, 2012.

Variable Rate Debt: On September 30, 2013 and December 31, 2012, we had $242.4 million and $133.3 million aggregate principal amount outstanding under the Senior Term Facility, respectively. The Senior Term Facility bears interest at variable rates measured by reference to either (i) an adjusted LIBO Rate (adjusted for statutory reserve requirements and subject to a floor of 1.5%), plus a borrowing margin of 9.75%, or (ii) an alternate base rate (subject to a floor of 2.5%), plus a borrowing margin of 8.75%. As a result, increases in interest rates would increase the cost of servicing our Senior Term Facility and could materially reduce our profitability and cash flows. As of September 30, 2013, the LIBO Rate was more than 100 basis points below the floor described above. As a result, the fair value of the Senior Term Facility will not change until both the LIBO Rate and the applicable base rate exceeds the applicable floors.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

On April 10, 2013, the United States District Court for the Northern District of California granted our motion to dismiss, without prejudice, a lawsuit filed on October 4, 2012 by James Stewart against us, on behalf of putative classes of national purchasers and a subclass of California purchasers of our service, alleging claims for monopolization and exclusive dealing under the federal antitrust laws and California state antitrust and unfair practices laws related to the Gogo service offered through our domestic commercial airline partners. The court granted the plaintiffs leave to file an amended complaint and the plaintiffs filed a second amended complaint on August 19, 2013. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe that we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

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

None.

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

a) None.

b) None.

ITEM 6.	Exhibits.

Exhibit Number	Description of Exhibits

10.10.1	Director Compensation Policy, adopted July 24, 2013

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.
Date: November 12, 2013

/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Norman Smagley
Norman Smagley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)