Form 10-K
period 2013-12-31
Gogo Inc.
filed 2014-03-14
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $153,670,000 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of February 28, 2014, 84,985,412 shares of $0.0001 par value common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held May 29, 2014 are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

Gogo Inc.

INTRODUCTORY NOTE

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 references to: (i) “we,” “us,” “our,” “Gogo,” or the “Company” refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the term means only Gogo Inc. exclusive of its subsidiaries; (ii)“CA business” refers to our commercial aviation North American, or CA-NA, segment and our commercial aviation rest of world, or CA-ROW, segment, taken as a whole and (iii) “fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2013. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, international expansion, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Annual Report on Form 10-K.

Item 1.	Business

Who We Are

Gogo brings the mobile internet to the sky.

Gogo is the world’s leading provider of in-flight connectivity, with an industry-leading number of aircraft online and a pioneer in wireless digital entertainment and other services in the commercial and business aviation markets. We enable our airline partners and business aircraft operators and their passengers to benefit from the connected aircraft by delivering in-flight connectivity-based services to passengers and by connecting the aircraft and its crew with ground-based operations.

Through our proprietary air-to-ground (ATG) network and satellite-based technologies, we provide a suite of connectivity solutions and other services, including:

•	Passenger Connectivity. Our Gogo connectivity service allows passengers to connect to the internet in-flight from their personal Wi-Fi-enabled devices to browse the web, send and receive email and instant messages, access corporate VPNs, and utilize other connectivity-based applications (“Gogo Connectivity”). We recently introduced Gogo Text & Talk to the business aviation market, with commercial aviation availability for texting expected in the second half of 2014. Gogo Text & Talk allows passengers to use their own smartphones to send and receive text messages and phone calls while in flight.

•	Passenger Entertainment. Our Gogo Vision service offers passengers in the commercial and business aviation markets the opportunity to enjoy a selection of in-flight entertainment options on their personal Wi-Fi enabled devices. This offering currently includes on-demand movies and television shows.

•	Gogo Signature Services. Our Gogo Signature Services include a range of customizable, targeted advertising, e-commerce, content and other offerings, such as destination-based event ticketing, flight tracker and weather and travel sites. We provide our media partners with access to a targeted, attractive and undistracted audience.

•	Operations-Oriented Communications Services. These services provide commercial airlines and business aircraft operators the ability to use applications requiring connectivity that improve the passenger experience and enhance operational efficiency.

Our commercial aviation North America, or CA-NA, segment provides connectivity-based solutions that enable our commercial airline partners to differentiate their service offerings, increase customer satisfaction, unlock new revenue streams and achieve operational efficiencies. We offer our services in the continental United States and portions of Canada through our ATG network on commercial aircraft operated by Delta Air Lines, American Airlines, US Airways, Alaska Airlines, Virgin America, United Airlines, Frontier Airlines, and AirTran Airways pursuant to long-term agreements, and on Air Canada pursuant to a trial agreement. The network technologies we currently employ to provide these services include our proprietary ATG technology as well as ATG-4, our proprietary next generation air-to-ground technology, and we expect to provide Gogo GTO (Ground to Orbit), a hybrid ATG/satellite solution, later this year. In December 2013, we entered into a non-binding memorandum of understanding with AeroMexico to provide in-flight connectivity service and Gogo Vision on at least 75 aircraft, with the first installation targeted for the fourth quarter of 2014. The technologies to be employed for AeroMexico will include Ku-band and Inmarsat SwiftBroadband satellite service. As of December 31, 2013, we had 2,032 commercial aircraft online and an additional 395 commercial aircraft under contract with CA-NA. See “Technology Infrastructure” below for additional information regarding our suite of technology solutions.

We initiated our international expansion efforts in early 2012. Through our commercial aviation rest of world, or CA-ROW, segment we offer a broad range of services through a variety of satellite solutions to passengers flying on foreign-based airlines and international routes of U.S. airlines. We are currently able to provide these services using Ku-band and Inmarsat SwiftBroadband service, and we expect to begin providing Inmarsat’s Global Xpress Ka-band satellite service beginning in 2015. In March 2013, we entered into an agreement with Delta Air Lines to provide connectivity services on its entire international fleet, which currently consists of approximately 180 aircraft, and as of February 28, 2014 we have installed our equipment on two such aircraft with the balance of the fleet expected to be installed by the end of 2015. In October 2013, we signed an agreement with Japan Airlines to provide connectivity services on its entire domestic fleet, currently comprised of 77 aircraft, with installations expected to commence in the second quarter of 2014. In addition, our memorandum of understanding with AeroMexico contemplates Gogo services being available on their international and domestic routes.

Our business aviation, or BA, segment sells a broad suite of in-flight internet connectivity and other voice and data communications products and services under our Gogo Biz and Aircell brands to the business aviation market. We are the only provider of both equipment and services for three of the primary connectivity network options in the business aviation market: Gogo Biz, which delivers broadband internet connectivity over our proprietary ATG network and the Iridium and Inmarsat SwiftBroadband satellite networks. BA’s customers include original equipment manufacturers of business aircraft such as Cessna, Gulfstream, Bombardier, Learjet, Dassault, Embraer and Beechcraft, leading aftermarket dealers and all of the largest fractional jet operators including NetJets, Flexjets, Flight Options and CitationAir. We have a distribution network of more than 175 independent certified dealers that serve locations in the U.S., Europe, Africa, South America and Asia. These include Gulfstream, Bombardier, Cessna and Duncan Aviation in the U.S., Avionics Services in South America, Navicom in Japan, and DAC International in Europe, Asia and Africa. Since 2009, BA has evolved from primarily a hardware sales business to a provider of integrated equipment, network and services solutions. In late 2013, we launched a variety of new products and services for BA customers, including Gogo Vision and Gogo Text & Talk. As of December 31, 2013, we had 7,222 communications systems on BA aircraft.

Our technology suite includes a combination of proprietary ATG, satellite and proprietary hybrid solutions designed to meet the capacity, coverage and reliability requirements of various fleets and routes. As of December 31, 2013, our ATG technology was available on 1,596 commercial aircraft and 2,047 business aircraft and our ATG-4 technology was available on 436 commercial aircraft. On this same date, our Ku-band satellite service was installed on one international commercial aircraft, and our lower bandwidth Iridium and SwiftBroadband satellite services were available on 5,175 business aircraft. We recently announced a new service, Gogo GTO, a proprietary hybrid technology which will combine a highly efficient, receive-only satellite antenna with Gogo’s ATG network to provide higher data rates and broadcast TV capabilities in North America. Virgin America has agreed to be the launch partner of GTO, which is expected to be available in the second half of 2014.

Growth Strategy

Our mission is to bring the mobile internet to the sky, using the following strategies:

Increase Number of Gogo-connected Aircraft

•	North American Commercial Aviation. As of December 31, 2013, Gogo served 2,032 of approximately 4,000 commercial mainline and regional aircraft in North America. In addition, we have contracts to install approximately 395 additional aircraft and a memorandum of understanding with AeroMexico for an additional 75 aircraft, of which approximately 65% are expected to fly domestic routes. We plan to leverage our unique ability to cost-effectively equip each commercial aircraft type in an airline’s fleet to increase the number of Gogo-equipped aircraft, targeting full-fleet availability of the Gogo service for all of our airline partners. In addition, we continue to pursue new North American airline partners.

•	International Commercial Aviation. As of December 31, 2013, there were approximately 13,000 commercial aircraft operated by airlines domiciled outside North America and North American airlines flying international routes, of which fewer than 200 had broadband service. We have contracts with Delta Air Lines and Japan Airlines to serve at least 257 aircraft operating outside of North America and a memorandum of understanding with AeroMexico that includes approximately 25 aircraft that are expected to fly international routes. We are pursuing this significant international growth opportunity by leveraging our strong commercial aviation partnerships, broad technology platform and operational expertise. We have a global sales force, an operational Ku-band network that currently provides coverage in over 150 countries, which we will expand as additional routes and aircraft are added, and a contract for a global Ka-band network that is scheduled to deploy in 2015.

•	Business Aviation. As of December 31, 2013, the business aviation market was comprised of nearly 20,000 business aircraft in North America and 7,000 business aircraft in the rest of the world, of which approximately 2,200 had broadband and approximately 8,200 had Iridium narrowband connectivity services. As of December 31, 2013, we had 2,047 broadband systems and 5,175 narrowband systems online in business aviation. We believe our integrated combination of equipment, networks, services and support is unmatched in its breadth by any competitor in North America. We plan to leverage this established market position and two decades of experience to capitalize on growing awareness of and demand among business aircraft passengers for in-flight broadband internet connectivity. In 2013, we introduced ATG 2000, a version of our ATG system targeted for North American aircraft with fewer users and/or lighter passenger loads, such as light jets and turbo-prop aircraft. In addition to working with our existing dealers, we actively participate in industry trade shows and advertise in both industry-specific publications and publications that appeal to our target market more generally.

Increase Revenue per Aircraft

Commercial Aviation

Mirroring trends on the ground, the percentage of airline passengers carrying Wi-Fi-enabled devices is increasing, and these devices are becoming more air travel friendly in that they have become lighter and move easily across Wi-Fi hotspots. As of August 2013, more than one-half of U.S. mobile phone users used their device to connect to the Internet. The growth of portable Wi-Fi enabled devices is expected to continue and we intend to capitalize on this trend by driving adoption and monetization of our technologies and solutions. Our strategies for doing so include the following:

•	Increase Connectivity Take Rate. The Gogo service is compatible with a broad range of Wi-Fi enabled devices, including tablets, laptops, notebooks, smartphones and e-readers. We intend to increase our connectivity take rate through the following:

•	Increase Network Capacity. We expect our ongoing deployment of ATG-4 and the expected deployment of GTO in the second half of 2014 will increase CA-NA network capacity to support growing demand for our connectivity-based services.

•	Increase Flexible Pricing and Payment Options. In order to appeal to a broad spectrum of travelers, we intend to continue to tailor our pricing and access options to various devices, routes, session durations and products. Passengers can utilize Gogo Connectivity by registering and paying for in-flight connectivity sessions, time passes or subscriptions. We offer the ability to purchase in-flight, on the ground through Gogo’s website and certain of our airline partners’ websites, and through other third parties. Gogo Connectivity is also available to airline passengers through roaming partners (Gogo Connectivity sold to ground-based Wi-Fi internet providers or gateways who resell to their customers) and on a wholesale basis (Gogo Connectivity sold to companies who in turn make Gogo Connectivity available through customer loyalty programs or as incentives for their direct customers). We recently began accepting alternative payment methods in addition to credit cards, which gives our customers’ additional flexibility.

•	Offer New Services. We will continue to innovate and introduce new services and product offerings. As an example, we expect to add Gogo Text & Talk as a CA offering in 2014. Gogo Text & Talk, which was recently introduced in BA, allows passengers to use their own smartphones to send and receive text messages (as well as make and receive phone calls where permitted) while in flight. This low bandwidth service can generate incremental revenue with minimal additional operating costs or investments in our existing technology infrastructure and can be offered at a lower price than Gogo Connectivity. Accordingly, we expect the service to expand our user base and create a new revenue stream.

•	Provide Superior Customer Care. Gogo has what we believe is an unparalleled commitment to customer service. We offer the only in-flight live chat customer support service in the industry, with our customer support team available 24 hours a day, 7 days a week. Our Network Operations Center (NOC) is the central location monitoring daily network operation and provides 24 hours a day, 365 days a year management and surveillance of network performance.

•	Increase Deployment and Usage of Entertainment and Other Content Services. We currently plan to increase the number of aircraft equipped with Gogo Vision from more than 1,300 aircraft at December 31, 2013 to approximately 1,700 aircraft by the end of 2014. We also intend to continue to expand the library of on-demand movies and television shows available through Gogo Vision by collaborating with movie studios, television networks and other content providers.

•	Grow Media Services. We will continue to work with each of our airline partners to create a customized and targeted connectivity experience for its passengers by developing and supporting a variety of entertainment and informational services, such as destination-based event ticketing, e-commerce, flight tracker and weather and travel sites.

•	Expand Operations-Oriented Communications Services. Our connectivity services are currently being used by one airline to facilitate in-flight credit card transactions. We intend to expand our operations-orientated communications services to support airlines’ use of what we expect to be a growing number of increasingly sophisticated applications designed to improve the passenger experience and achieve operational efficiencies. By enabling commercial airlines to integrate their aircraft with their ground-based information technology infrastructure, we expect our operations-oriented communications services to facilitate the use of connectivity-based applications that collect, analyze and use real-time data, disseminate critical flight data to pilots in-flight and direct communication with passengers and crew.

Business Aviation

We expect to increase revenue per aircraft in business aviation by introducing new services and pricing plans and providing industry-leading customer support.

•	Increase Sales of New Services. We are focused on increasing sales of the many services we offer. In the second half of 2013, we introduced, among others, the following:

•	Gogo Text & Talk, which allows passengers to send and receive voice calls and texts in-flight using their own smartphones;

•	The Gogo OnePhone, which provides superior voice quality, is easy to use and is designed to complement business aircraft interiors;

•	UCS 5000, business aviation’s first all-in-one smart router and media server;

•	Gogo Vision, the first turnkey inflight entertainment solution for the business aviation market; and

•	Gogo Cloud, a nationwide wireless content delivery network and the first service of its kind in the business aviation market, which allows Gogo Vision customers to wirelessly upload refreshed content from the ground to the aircraft when they visit a Gogo Cloud ground location.

To meet the evolving demands of our BA customers, we also plan to continue to develop new and innovative offerings for the business aviation market.

•	Provide Best-in-Class Customer Support. Our systems provide us with real-time access to operating and performance metrics on an increasing number of network, hardware and software systems, allowing us to diagnose and fix problems as quickly as possible. In addition, we recently introduced myAircell, a comprehensive self-care portal that allows customers to manage their relationships with us online. Via myAircell, customers obtain documentation, monitor usage, manage billing information and obtain support through a single portal. In 2013, we were recognized by Aviation International News for the third year in a row as providing the best customer support among cabin electronics providers in business aviation.

•	Implement Flexible Pricing Options. We offer flexible pricing for our broadband and voice services, allowing aircraft operators and owners various options based on data usage, flight frequency and number of aircraft serviced. We provide our Gogo Biz service over our ATG network to business aircraft operators and owners on fixed usage or unlimited monthly service plans.

Innovate and Evolve Our Technology and Operations

We will continue to innovate and evolve our technology platform to support global capacity demands, facilitate the roll-out of new service offerings and improve the performance and reliability of our existing offerings. To this end, we will:

•	Offer a Broad Array of Technology and Solutions. We offer the broadest array of inflight connectivity technologies currently available in the market—ATG, satellite and hybrid technologies—so that our airline customers can select the best solution for a given fleet based on aircraft size and routes. This allows us and our airline customer to deploy efficient and cost-effective technologies with maximum flexibility. We have achieved full-fleet deployment with certain North American airlines.

•	Innovate and Deploy New Solutions. In 2012, Gogo introduced its next-generation ATG technology called ATG-4, which offers peak speeds of up to 9.8 Mbps to an aircraft compared to 3.1 Mbps peak speeds for ATG. We will continue to roll out ATG-4 to more aircraft, expand the number of cell sites in our ground network and otherwise optimize the network. In 2013, we announced our proprietary hybrid technology—GTO-which will combine the best of ATG-4 and satellite technologies to deliver peak speeds of up to 70 Mbps to an aircraft, which we expect to launch in the second half of 2014. We will continue to expand our global satellite network coverage through the purchase of additional Ku-band, SwiftBroadband and, when available, Ka-band capacity, and install more aircraft with our satellite solutions, while continuing to invest in research and development of satellite antenna and modem technologies. We will also continue to work with satellite service providers to influence the design and performance parameters of next generation satellites.

•	Invest in Operational Excellence. Gogo has the largest fleet of connected aircraft in North America while quickly expanding worldwide, and we have acquired significant technological and operational know-how and developed long-term and robust supplier relationships. We plan to enhance our ability to install new equipment and upgrade our installed equipment and software, including installation of Gogo Vision, overnight upgrades to our ATG-4 technology, and upgrades to Ku-band, GTO and, as and when available, Ka-band satellite technology, through our strategically located installation and maintenance teams and our advanced monitoring and remote software management capabilities. We have two data centers: a main center which services our ATG and satellite technologies and a backup center. We are in the process of increasing the bandwidth from our cell sites to the data centers by replacing the traditional T-1 lines with fiber connections. We expect these initiatives to result in a cost-efficient roll-out of hardware and software to aircraft with minimal disruption to our partners and customers.

Our Compelling Offering

We believe that our offerings to airlines and business aviation owners and operators are compelling. Among our strongest assets are the following:

Network Solutions.

We have the broadest array of connectivity solutions in the commercial aviation and business aviation markets:

•	ATG and ATG-4. Our exclusive access to spectrum licenses in the United States and Canada, combined with our proprietary network, make us the only connectivity provider capable of providing ATG-based broadband internet connectivity in the United States and Canada. Because the ATG and ATG-4 equipment is lightweight and small, it can be installed on all aircraft types. In addition, ATG/ATG-4 equipment and installation costs are lower than the costs associated with satellite solutions and installations can be performed overnight, as compared to the several days required for satellite installations. Compared to satellite based systems, ATG/ATG-4 has lower bandwidth costs and the equipment weighs less and has a lower profile, therefore causing less drag and fuel burn and reducing airline operating costs. ATG-4 increases peak data transmission rates to 9.8Mbps, which more than triples the ATG peak speed.

•

Ku-band. Our CA-ROW business will soon offer Ku-band satellite connectivity services to commercial airline passengers. Ku-band satellite technology operates over space segment and ground segment infrastructure provided by satellite operators, such as SES, Intelsat, Eutelsat and RuSat, which allows us to offer near-global coverage. Our bandwidth management capabilities and feature-rich Gogo in-flight platform are compatible with Ku-band, and offer customers an experience on transoceanic and other international routes that is comparable to what we provide in North America. The data rates available to an aircraft will vary based on a number of factors such as satellite used, its coverage area and specifications, the aircraft location, aircraft antenna and modem capabilities. While bandwidth costs associated with Ku-band service are currently higher, we expect Ku bandwidth costs to decline following the introduction of spot beam satellites. Ku-band satellite service has peak data transmission rates of up to 50 Mbps. Such rates are expected to increase with the use of spot beams.

•	Ground-to-Orbit (GTO). Our proprietary GTO technology combines Ku-band satellite technology for transmission to the aircraft with ATG-4 for transmission from the aircraft and is designed for aircraft needing more capacity in North America (for example larger aircraft flying routes on which demand for connectivity is high) than can be efficiently provided via ATG or ATG-4 alone. Our receive only satellite antenna is two times more spectrally efficient and about half the height of other satellite antennas currently available in the commercial aviation market. The low profile of the antenna will result in less drag and fuel burn on the aircraft and associated lower aircraft operating costs as compared to satellite alternatives. Our new GTO satellite antenna can be used in conjunction with a number of Ku-band satellites in operation today and is designed to work with spot beam and other high capacity Ku-band satellites to be launched in the future, which will enable us to take advantage of new Ku-band satellite technologies as they become available without the installation of a new antenna. Furthermore, the ability to use multiple satellites avoids reliance on a single satellite and provides a more robust and reliable network for airline partners and our end users. The system is also backed up by Gogo’s ATG network, which results in a seamless network experience. We expect GTO to provide peak speeds of up to 70 Mbps based on current Ku-band satellite technology to the aircraft and to be an excellent technology for use in delivering live television and other broadcast services to passengers. As Ku satellite technology improves, we expect the peak speed of GTO to further increase. We expect to introduce GTO in the second half of 2014.

•	Ka-band. We have contracted with Inmarsat to be a provider of its GlobalXpress Ka-band satellite service, which is the next generation of satellite service technology for international aircraft. One of the four Global Xpress satellites has been successfully launched and we currently expect to offer the service to commercial airline passengers through our CA-ROW business beginning in early 2015 following the launch of three additional satellites. We expect GlobalXpress Ka-band satellite service to have peak data transmission rates of 50 Mbps.

We are working with the major commercial airframe manufacturers to obtain approvals to have our Ku and Ka-band satellite solutions available to airline purchasers as a factory-installed option; in the interim we may partner in certain airline sales efforts with equipment manufacturers who have already obtained such approvals.

•	SwiftBroadband. Our BA and CA business offer equipment and service operating through Inmarsat’s SwiftBroadband satellite networks, which provide global coverage which is supported by three geostationary (Inmarsat I-4) satellites in orbit, and has peak data transmission rates of 432 Kbps. Our BA business also offers individual hardware products supporting Inmarsat’s SwiftBroadband service.

•	Iridium. Through our BA business, we are the largest reseller of Iridium satellite services to the business aviation market. Our Iridium-based systems offered through our BA business are supported by a network of 66 satellites in low-earth orbit. Iridium is a low bandwidth solution primarily used to provide voice services. We are also an official Iridium equipment manufacturer, offering our Aircell Iridium SatCom hardware.

We believe that this broad suite of network solutions enables Gogo to provide full fleet solutions to more airlines than our competitors are able to provide. We also believe airlines and passengers value the availability and consistency of full fleet solutions.

Turnkey Solutions. From equipment, to installation, to customer service, to billing, to portal design and hosting, our CA business provides turnkey solutions to our airline partners, saving them time and money.

•	Customer Billing and Pricing. We establish the retail pricing for our in-flight connectivity services. In order to appeal to a broader spectrum of travelers, we intend to continue to tailor our pricing and access options for various devices, routes and session durations. In addition, we are the merchant of record and responsible for the customer payment function, including credit card processing.

•	Customer Care. Gogo’s customer care contact center provides real-time support and customer service to passengers in-flight and consumers and enterprise customers on the ground 24 hours a day, 365 days a year via real-time chat or email. We are currently the only North American connectivity provider with real-time in-flight live chat customer care capabilities.

•	Content Serving and Dynamic Whitelisting. Through our in-flight portal, we provide media partners with direct access to an attractive, targeted, and undistracted audience. We believe that media partners can leverage this access to drive high engagement and earn an effective return on investment by offering services, delivering messages and selling products to these passengers. Our media partner solutions include digital marketing campaigns, whereby the advertiser pays over the time of the campaign, sponsorships, whereby the sponsor pays for passenger connectivity on a campaign-wide basis and e-commerce, whereby the partner pays for ad placement and we earn revenue share on transactions made on our platform. Through these exclusive and tailored advertising, content and e-commerce partnership opportunities, media partners are able to reach an increasing number of potential customers. The strength of our brand and our access to a high-value and highly targetable group of travelers make us an attractive promotion and advertising partner to advertisers. Through the whitelisting of certain of our media partners’ websites, passengers can access these sites without purchasing a connectivity session.

•	Portal Design, Development and Hosting. We deliver, maintain and host a customized portal for our airline partners, which enables them to offer a range of services to their passengers. Through Gogo Connectivity, Gogo Vision and our in-flight portal-based services, including Gogo Signature Services, we provide our airline partners’ passengers access to connectivity, entertainment and a suite of engaging products and services including e-commerce and destination-based information. By making these services available through a customized in-flight portal, an airline can enhance its brand appeal, increase customer loyalty and earn additional revenue.

•	Bandwidth Management. Irrespective of the technology employed, our customized airborne network components together with our data center network nodes allows us to actively manage data traffic in order to maintain the speed and quality of the Gogo service through sophisticated bandwidth management, including by placing cached content directly on the airborne network, which increases the speed and quality of our Gogo service.

•	Digital Entertainment Solutions. Our in-flight entertainment offerings currently available to airline passengers include Gogo Vision, our video-on-demand product available on passengers’ Wi-Fi enabled devices on a per movie or TV episode basis, and through our in-flight portal, Gogo Signature Services, where passengers can access a number of free entertainment and information services and products, including travel sites, flight tracker, destination-based information and event ticketing, weather information and e-commerce. We obtain the content we offer on Gogo Vision through license agreements or other arrangements with content providers, such as movie or television studios, under which we obtain a license to distribute such content in exchange for a license fee.

•

Application Platforms. Through our operations-oriented communications services, we provide commercial airlines and business aircraft operators the ability to use connectivity to support applications that improve the passenger experience and achieve operational efficiencies. As the range and capabilities of such applications further develop and airlines and other aircraft operators increasingly perceive the benefits offered through the connected aircraft as a competitive and operational advantage, we believe that we will be well positioned to take advantage of increased demand by commercial airlines and business aircraft operators for applications that collect, analyze and transmit real-time performance and other data as they become available.

Airline Partners and Contracts

In our CA business we enter into connectivity agreements with our airline partners that allow our ATG and/or satellite equipment to be installed, and the Gogo service provided, on their aircraft. Under these agreements, the airlines commit to have our equipment installed on some or all of the aircraft they operate, and we commit to provide Gogo Connectivity on such aircraft and to remit to the airlines a specified percentage of the service revenue that we generate. Under certain of our connectivity agreements, our airline partners will also become obligated to pay us monthly service fees for satellite-based connectivity service once the service becomes available on their aircraft. We have the exclusive right to provide passenger internet connectivity services on Gogo installed aircraft throughout the term of the agreement in contracts with airline partners from which we derive a substantial majority of our CA-NA segment revenue. The majority of our contracts with our airline partners have 10-year terms, with expiration occurring on a fleet by fleet basis based on installation dates or on a contract basis, depending on the contract. Under our current contracts, the first expiration will occur in 2018 and the last in 2024.

Depending on the contract, installation and maintenance services may be performed by us and/or the airline. The agreements also vary as to who pays for installation and maintenance of the equipment. In addition, under contracts with airline partners from which we derive a substantial majority of our CA-NA segment revenue, we are obligated to upgrade or improve the equipment installed on each such airline’s fleet, at our expense, if we provide connectivity services to another airline that constitute a material improvement with respect to the functionality and/or reliability of the connectivity service offered at that time to such airline partners. Under certain contracts, we may also incur additional obligations or our airlines may be entitled to greater portions of connectivity revenue based on the number of aircraft installed with our equipment and the timing of such installations. Our contracts with certain of our airline partners set forth specified timelines for the installation of certain equipment, and our failure to meet such timelines requires us to credit or pay our airline partners liquidated damages and/or cover a portion or all of the costs of installing alternative equipment on certain aircraft. See “Risk Factors—Risks Related to Our CA Business—A failure to maintain airline satisfaction with our connectivity equipment or the Gogo service could have a material adverse effect on our revenue and results of operations.” A connectivity agreement with one of our airline partners, from which we derive a significant portion, but less than a majority, of our CA-NA segment revenue, requires us to provide our airline partner with an annual cash rebate and a reduction in certain charges beginning in June 2014 if our service is available on a specified number of aircraft in our airline partner’s fleet. Our connectivity agreements with another one of our airline partners, from which we derive a significant portion, but less than a majority, of our CA-NA segment revenue, entitle our airline partner to a higher connectivity revenue share if our service is available on a specified number of aircraft in our airline partner’s fleet.

The connectivity agreements require that Gogo and the airline engage in independent and joint marketing efforts intended to increase awareness and usage of the Gogo services. As of December 31, 2013, under agreements with four of our airline partners, the scope of the services provided by Gogo has been expanded to include Gogo Vision and we are discussing with our other airline partners the possibility of providing Gogo Vision on their installed fleets. Other services provided by Gogo under certain agreements include content filtering and certain airline operational services, such as electronic flight bag and voice services on the flight deck.

Revenue from passengers using the Gogo service while flying on aircraft operated by Delta Air Lines accounted for approximately 26% of our consolidated revenue for the year ended December 31, 2013. Our contract with Delta for its mainline and regional jet fleets expires on the 10-year anniversary of specified installation milestones. The mainline fleet expiration date will occur in 2019 and the regional jet expiration date will occur in 2022. Our contract with Delta for Ku-band satellite service on its international fleet expires on March 1, 2024. Revenue from passengers using the Gogo service while flying on aircraft operated by American Airlines accounted for approximately 15% of our consolidated revenue for the year ended December 31, 2013. Our contract with American Airlines for its domestic aircraft has different expiration dates for different fleet types. Generally the contract with respect to each fleet type expires on the 10-year anniversary of the date on which 90% of such fleet type has been installed with our ATG equipment, with the first expiration date occurring in 2018 and the last in 2022. Our contract with American Airlines for ATG-4 and Ku-band satellite service on its Airbus A320 and Boeing 737 fleets contract expires on the 10-year anniversary of the date on which we first charge passengers on its Airbus A320 fleet in connection with their use of our connectivity services. No other contract accounted for more than 10% of our consolidated revenue for the year ended December 31, 2013. Each of our contracts with Delta Air Lines and American Airlines allows the airline to terminate the contract should the percentage of passengers using the Gogo service on the airline’s flights not meet certain thresholds. We currently experience connectivity take rates in excess of those thresholds. Our contracts with Delta and American also permit these airlines to terminate their contracts prior to expiration upon the occurrence of other certain contractually stipulated events. See “Risk Factors—Risks Related to Our CA Business—We are dependent on agreements with our airline partners to be able to access our customers. Payments by these customers for our services have provided, and we expect will continue to provide, a significant portion of our revenue. Our failure to realize the anticipated benefits from these agreements on a timely basis or to renew any existing agreements upon expiration or termination could have a material adverse effect on our financial condition and results of operations,” “Risk Factors—Risks Related to Our CA Business—If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our ability to maintain sufficient network capacity and our business could be materially and adversely affected” and “Risk Factors—Risks Related to Our CA Business—A failure to maintain airline satisfaction with our connectivity equipment or the Gogo service could have a material adverse effect on our revenue and results of operations.” If our contracts with Delta or American were to be terminated for any reason, it would have a material adverse effect on our CA-NA segment.

Manufacturing, Installation and Maintenance

We have two manufacturing and assembly facilities and have fostered manufacturing, installation and maintenance relationships to provide quality service in our product offerings. Our approach has been to take proven ground technologies and adapt them to work on aircraft.

Our CA and BA manufacturing activities take place at FAA-certified manufacturing and production facilities in Bensenville, Illinois and Broomfield, Colorado respectively. The facilities are FAA-certificated repair stations and are operating in accordance with FAA-issued ratings, their FAA-approved quality control systems, and the Federal Aviation Regulations. The repair stations’ authorized activities include receiving, inspection, equipment and system testing, kitting, inspection and completion of regulatory and shipping documentation. We work with our airline partners and third-party vendors to install and maintain our equipment. Some of our airline partners choose to use their own mechanics to provide installation and maintenance services, in which case we provide training and on-site installation support and logistics. Other airlines look to us for these services as all of our installation and maintenance vendors meet the certification requirements established by the airlines.

Technology Infrastructure

Gogo’s proprietary network and technology platform, consisting of both hardware and software in the aircraft and on the ground, have been designed and developed to create highly compelling user experiences and enable future domestic and international Gogo service and product growth, while managing the bandwidth and regulatory constraints associated with in-flight media and content delivery. We have developed sophisticated custom software and hardware that optimizes the air-to-ground communications link and traffic through the ability to monitor end-to-end network performance from the ground. Our network and systems architecture is designed to be technology-neutral so that it has the flexibility to evolve with best of breed technologies, employ new technological innovations across our own ATG network and third-party satellite networks using Ku-band satellite service and, as and when available, other satellite-based solutions, including Ka-band satellite service. We are able to utilize hybrid technology solutions using a combination of technologies to further improve the quality, speed and reliability of the products and services we provide to our users and partners.

Our ATG Network

Since winning the FCC auction for the broadband (3 MHz) portion of the ATG Spectrum in 2006, we have held the exclusive spectrum license that allows us to be the sole provider of in-flight broadband services in the United States based on a direct aircraft to ground link using spectrum reserved for ATG services. In the second quarter 2013, we consummated the acquisition of LiveTV Airfone, LLC (“Airfone”), through which we acquired the FCC license for 1 MHz of ATG spectrum (“1 MHz FCC License”) held by LiveTV, LLC (“LiveTV”). In 2012, Industry Canada issued to our Canadian subsidiary the exclusive rights to use Canadian ATG spectrum of which SkySurf is the primary licensee. The License Agreement has an initial term of ten years and is renewable at our option for an additional ten-year term following the initial expiration and thereafter for a further five-year term. As of December 31, 2013, our ATG network in the United States consisted of 202 cell sites (1,185 sectors). We expect to build additional cell sites in each of the next several years to maintain efficient delivery of our growing mobile broadband services. Our current plan, which may be revised, based on technical and business developments, calls for the construction of approximately 70 new cell sites in the United States by the end of 2015, which we have estimated to cost in the range of $30 million to $40 million between January 1, 2014 and December 31, 2015. In addition, we have begun construction of cell sites in Canada for our ATG network, which will operate on the same frequency as the U.S. ATG network, and the first phase of the Canadian network has gone live. We expect to begin providing commercial service using the Canadian network in the first quarter of 2014.

These sites are connected to our data centers, which are in turn connected to the internet. This connectivity is provided by a state-of-the-art Multi-protocol Label Switching (MPLS) network and a flexible and scalable IP-based infrastructure. The cell sites are connected to the MPLS network using last mile copper (T1) facilities and microwave link where last mile copper-based facilities are not available. In 2012, we also began converting the backhaul network from the cell sites to our data center to a fiber optic-based network (from copper T1 network). The majority of the cell sites were converted to fiber in 2013 and we expect to complete this conversion by late 2014.

Our Commercial Aviation Satellite Technology

Onboard an aircraft with one of our satellite-based solutions, users are connected to the Gogo service through the local Wi-Fi network in the same manner as on an ATG-equipped aircraft. The onboard Wi-Fi network is connected to the internet using satellite modem(s) and a satellite antenna instead of an ATG modem and ATG antenna. The aircraft antenna/modem establishes a link and communicates with a teleport or hub (on earth) through the satellite and the teleport is connected to our data center(s) using a terrestrial backhaul network.

Our Business Aviation Satellite Technology

Satellite-based technology served as the foundation for our business aviation voice and data services. We have more than 5,000 aircraft online using our Iridium equipment and service offerings which is supported by a network of Iridium satellites in low-earth orbit. In addition, we offer SwiftBroadband satellite-based high-speed data communications equipment and service, which is supported by three geostationary (Inmarsat I-4) satellites in orbit.

Our Ground Network (Data Centers and NOC)

Our primary data center, which services our ATG technology and our satellite technology, with redundant telecommunications connections to the internet also contains numerous servers associated with hosting our in-flight and ground portals and the network nodes that enable the rich set of features offered through the Gogo platform. Most of the data center nodes are common to various technologies, including ATG/ATG-4 and satellite links to an aircraft, while some nodes are technology specific.

The NOC, located in our Itasca, Illinois facility, serves as the central location that monitors daily network operation, conducts network diagnostics and coordinates responses to any performance issues on the ground or in the air. The NOC provides 24 hours a day, 365 days a year management and surveillance of network performance and activities through the use of network management and reporting systems that interface with all network elements and have the ability to track the progress and status of all Gogo-equipped aircraft in-flight, regardless of the technology used to provide in-flight connectivity.

Our Airborne Network

Onboard the aircraft, users are connected to the Gogo service through the aircraft-based Wi-Fi network that is created by our installed airborne system. Our airborne network includes core module components (including an onboard server, or ACPU, wireless access points, or WAP, and optionally a content loading device, or CLD, and handsets for cockpit/crew use) and technology-specific communication components (including a modem, amplifier, antenna and radome). We leverage standard technology and components in our system where available and design our system by selecting, assembling and packaging components that can withstand temperature, pressure and vibration on aircraft in-flight.

Our customized airborne network allows us to actively manage data traffic in order to mitigate capacity constraints through sophisticated bandwidth management, including by placing cached content directly on the airborne network, which increases the speed and quality of our Gogo service.

Competition

Commercial Aviation:

Our key competitors include Panasonic Avionics, Row 44, OnAir, LiveTV, ViaSat and Thales, all of which provide different technologies and strategies to provide in-flight connectivity or entertainment. Regardless of the delivery mechanism(s) used by us or our competitors, the in-flight internet connectivity industry as a whole is expected to face future capacity constraints due to increased demand for in-flight internet. We believe the key differentiating factors between competitors operating in our industry include: ATG, GTO, and satellite based in-flight internet solutions, other in-flight entertainment offerings, such as live television and traditional hard-wired in-flight entertainment systems, the ability to cost-effectively provide offerings across an entire North American fleet, including regional jets, the ability to manage and avoid capacity constraints, the current or expected ability to provide services in both North America and internationally, and the ability to offer, incorporate and manage new in-flight connectivity technologies and solutions as they become available.

Business Aviation:

We compete against both equipment and telecommunications service providers to the business aviation market, including International Communications Group and True North Avionics for Iridium hardware business, Rockwell Collins and Honeywell for Inmarsat Swiftbroadband hardware business, and Satcom Direct for both Iridium and Inmarsat SwiftBroadband service, as well as for cabin router equipment.

Licenses and Regulation

Federal Aviation Administration

The FAA prescribes standards and certification requirements for the manufacturing of aircraft and aircraft components, and certifies and rates repair stations to perform aircraft maintenance, preventive maintenance, and alterations, including the installation and maintenance of aircraft components. Each type of aircraft operated in the United States under an FAA-issued standard airworthiness certificate must possess an FAA Type Certificate, which constitutes approval of the design of the aircraft type based on applicable airworthiness standards. When a party other than the holder of the Type Certificate develops a major modification to an aircraft already type-certificated, that party must obtain an FAA-issued STC approving the design of the modified aircraft type. We regularly obtain an STC for each aircraft type operated by each airline partner on whose aircraft our equipment will be installed and separate STCs typically are required for different configurations of the same aircraft type, such as when they are configured differently for different airlines.

After obtaining an STC, a manufacturer desiring to manufacture components to be used in the modification covered by the STC must apply for a Parts Manufacturing Authority, or PMA, from the FAA, or a supplement to an existing PMA, which permits the holder to manufacture and sell components manufactured in conformity with the PMA and its approved design and data package. In general, each initial PMA is an approval of a manufacturing or modification facility’s production quality control system. Each PMA supplement authorizes the manufacture of a particular part in accordance with the requirements of the pertinent PMA, including its production quality control system. We routinely apply for and receive such PMAs.

Certain of our FCC licenses are also conditioned upon our ability to obtain from the FAA a “No Hazard Determination” for our cell sites which indicates that a proposed structure will not, if built as specified, create a hazard to air navigation. When proposing to build or alter certain of our cell sites we may first be required to obtain such a determination.

Our business depends on our continuing access to, or use of, these FAA certifications, authorizations and other approvals, and our employment of, or access to, FAA-certified individual engineering and other professionals.

In accordance with these certifications, authorizations and other approvals, the FAA requires that we maintain, review and document our quality assurance processes. The FAA also visits the facility in question to ensure that the physical elements are consistent with the documentation. In addition, we are responsible for informing the FAA of significant changes to our organization and operations, product failures or defects, and any changes to our operational facilities or FAA-approved quality control systems. Other FAA requirements include training procedures and drug and alcohol screening for safety-sensitive employees working at our facilities.

Foreign Aviation Regulation

According to international aviation convention, the airworthiness of FAA-certified Gogo equipment installed on U.S.-registered aircraft is recognized by all civil aviation authorities (CAAs) worldwide. As a result, Gogo does not expect to require further airworthiness certification formalities in countries outside of the United States for U.S.-registered aircraft that already have an STC issued by the FAA covering Gogo equipment. For aircraft registered with a CAA other than the United States, the installation of Gogo equipment requires airworthiness certification from an airworthiness certification body. Typically, the CAA of the country in which the aircraft is registered for operation is responsible for ensuring the airworthiness of any aircraft modifications under its authority.

The FAA holds bilateral agreements with a number of certification authorities around the globe. Bilateral agreements facilitate the reciprocal airworthiness certification of civil aeronautical products that are imported/exported between two signatory countries. A Bilateral Airworthiness Agreement (BAA) or Bilateral Aviation

Safety Agreement (BASA) with Implementation Procedures for Airworthiness (IPA) provides for airworthiness technical cooperation between the FAA and its counterpart civil aviation authorities. Under a BAA or BASA, the CAA of the aircraft’s country of registration generally validates STCs issued by the FAA and then issues a Validation Supplemental Type Certificate (VSTC). For countries with which the FAA does not hold a BAA or BASA, Gogo will apply for certification approval with the CAA of the country in which the airplane is registered for operation. In order to obtain the necessary certification approval, Gogo will be required to comply with the airworthiness regulations of the country in which the aircraft is registered for operation. Failure to address all foreign airworthiness and aviation regulatory requirements at the commencement of each airline partner’s service in a country in which there are no applicable bilateral agreements may lead to significant additional costs related to certification and could impact the timing of our ability to provide our service on our airline partners’ fleet.

To date, we have received the foreign aviation regulatory approval required to provide Gogo Vision to aircraft of one international airline. We will pursue such additional approvals as and when necessary.

Federal Communications Commission

Under the Communications Act of 1934, as amended (the “Communications Act”) the FCC licenses the spectrum that we use and regulates the construction, operation, acquisition and sale of our wireless operations. The Communications Act and FCC rules also require the FCC’s prior approval of the assignment or transfer of control of an FCC license, or the acquisition, directly or indirectly, of more than 25% of the equity or voting control of Gogo by non-U.S. individuals or entities.

Our various services are regulated differently by the FCC. Our BA business provides voice and data services by reselling the telecommunications services of two satellite operators. Because we provide these services on a common carrier basis, we are subject to the provisions of Title II of the Communications Act which require, among other things, that the charges and practices of common carriers be just, reasonable and non-discriminatory. In addition, our BA division has launched an interconnected VoIP service. The FCC applies many, but not all, of the same regulatory requirements to interconnected VoIP service as it does to common carrier telecommunications services.

We provide broadband internet access to commercial airlines and passengers as Gogo Connectivity and to our Business Aviation customers as Gogo Biz. We offer this service through our own facilities, using a nationwide Commercial Air-Ground Radiotelephone license that operates in the 800 MHz band (the “ATG license”). We obtained and paid for this spectrum through an auction conducted by the FCC. See “—ATG License Terms and Conditions.”

Mobile wireless broadband internet access services, including Gogo Connectivity and Gogo Biz, are classified as information services, and not as telecommunications services. Therefore, these services are not subject to FCC common carrier regulation, although other regulations do apply. For example, the FCC’s December 2010 net neutrality regulations require broadband internet access providers to provide detailed customer disclosures regarding network management practices, performance levels and commercial terms of the service. Other provisions of that order – such as one which placed limits on our ability to block users’ access to lawful websites, including websites that may compete with our other services – were recently struck down by a federal appeals court. However, the current chairman of the FCC has indicated a desire to craft new rules that would pass court review.

Our internet access service is also covered by the FCC’s data roaming rules, which require commercial mobile data service (CMDS) providers like Gogo to negotiate roaming arrangements with any requesting facilities-based, technologically compatible providers of CMDS. The rules do not give other providers the right to install equipment on Gogo-equipped aircraft, and do not require the Gogo service to be provided on a discounted basis, although the arrangement must be “commercially reasonable.” The rules allow us to take reasonable measures to safeguard the quality of our service against network congestion that may result from roaming traffic.

In addition, most of our services are subject to various rules that seek to ensure that the services are accessible by persons with disabilities. In particular, our Gogo Vision service is subject to the FCC’s closed captioning requirements.

In addition to the ATG license, we hold other FCC licenses, including microwave licenses that are used for backhaul in our terrestrial network, an experimental license used for testing equipment, and a non-exclusive license at 3650 MHz, which currently does not authorize operational use, and would require registration with the FCC of transmitter site locations prior to commencing use and the 1 MHz FCC License acquired in our acquisition of Airfone. We also hold a license for blanket authority to operate Ku-band satellite transceivers on up to 1,000 aircraft, which allows us to provide domestic and international broadband service (although some countries require additional authorizations of their own).

ATG License Terms and Conditions

The FCC issued our ATG license on October 31, 2006 for an initial ten-year term. We have satisfied our obligation under the license to provide “substantial service” to aircraft. Upon the expiration of the initial term of our license in October 2016, we may renew our license for additional ten-year terms at no additional cost. At the end of each term, to renew the license, we are required to file an application for renewal. If that application is challenged, the FCC will apply a preference, commonly referred to as a renewal expectancy, if we can demonstrate that we have both provided substantial service during the past license term and substantially complied with applicable FCC rules and policies and the Communications Act. In 2010, the FCC proposed to amend its license renewal rules to require more detailed renewal showings. That proposal remains pending.

Our 1 MHz FCC License obtained last year from LiveTV was also originally issued on October 31, 2006 for a renewable ten year term, although there is no “substantial service” obligation that attaches to this license.

Our ATG license and our 1 MHz FCC License both contain certain conditions that require us to comply with all applicable FCC and FAA rules as well as all bilateral agreements between the U.S. and Canada and the U.S. and Mexico regarding the frequencies that are allocated for ATG services. These agreements apply to our use of the spectrum in areas adjacent to the United States’ northern and southern borders and in and out of Canadian and Mexican airspace.

A bilateral ATG spectrum coordination agreement between the U.S. and Canada has been negotiated and approved, pending certain formalities, and a similar agreement between the U.S. and Mexico is in the process of being negotiated. In 2012, Industry Canada issued to our Canadian subsidiary a subordinate license that allows us to use Canadian ATG spectrum of which SkySurf Communications Inc. is the primary licensee. In 2012, we entered into a subordinate license agreement with SkySurf, which has an initial term of ten years commencing on August 14, 2012 and, provided that the primary spectrum license agreement issued by Industry Canada to SkySurf remains in effect at such dates, is renewable at our option for an additional ten-year term following the initial expiration and thereafter for a further five-year term. The renewal of the primary spectrum license will depend upon the satisfaction by Gogo and SkySurf of certain conditions set forth in the license, including, without limitation, a network build-out requirement. The term of the License Agreement, including the initial ten-year term and any renewals, is contingent on the effectiveness and renewal of the primary spectrum license, issued by Industry Canada to SkySurf on June 30, 2009, which expires on June 29, 2019.

Prior to spectrum coordination with the ATG licensee in Mexico, the coordination agreement could affect our ability to provide our broadband internet service in the border areas using our current cell sites at current operating power levels, and could affect our ability to establish or maintain ATG service in the border areas as aircraft fly into and out of Mexican airspace. Once a provider of air-to-ground services is licensed in Mexico, we hope to negotiate an arrangement that will provide seamless connectivity on flights between Mexico and the U.S.

Equipment Certification

We may not lease, sell, market or distribute any radio transmission equipment used in the provision of BA or CA services unless such equipment is certified by the FCC as compliant with the FCC’s technical rules. All certifications required for equipment currently used in the provision of our services have been obtained, although we will need to obtain new certifications for the next generation of equipment that we plan to deploy. A 2012 change in FCC guidance on the testing of new equipment could delay or otherwise impact our ability to obtain the new certifications.

Privacy and Data Security-Related Regulations

Our satellite-based BA offerings are subject to the FCC’s Customer Proprietary Network Information rules, which require carriers to comply with a range of marketing and privacy safeguards. These obligations focus on carriers’ access, use, storage and disclosure of customer proprietary network information. We comply with these rules and obligations, and we certify annually, as required, that we have established operating procedures adequate to ensure our compliance.

We are also subject to other federal and state consumer privacy and data security requirements. For example, Section 5 of the Federal Trade Commission (“FTC”) Act prohibits “unfair methods of competition in or affecting commerce, and unfair or deceptive acts or practices in or affecting commerce.” Although the FTC’s authority to regulate the non-common carrier services offered by communications common carriers has not been clearly delineated, FTC officials have publicly stated that they view the FTC as having jurisdiction over internet service providers’ non-common carrier services. Some of our services, such as Gogo Connectivity, are non-common carrier services. With respect to online activity, the FTC has brought enforcement actions under the FTC Act against companies that, inter alia: (1) collect, use, share, or retain personal information in a way that is inconsistent with the representations, commitments, and promises that they make in their privacy policies and other public statements; (2) have privacy policies that do not adequately inform consumers about the company’s actual practices; and (3) fail to protect the security, privacy, and confidentiality of nonpublic consumer information.

We collect personally identifiable information, including name, address, e-mail address and credit card information, directly from our users when they register to use our service. We also may obtain information about our users from third parties. We use the information that we collect to consummate their purchase transaction, to customize and personalize advertising and content for our users and to enhance the entertainment options when using our service. Our collection and use of such information is intended to comply with our privacy policy, which is posted on our website, our contractual obligations with third parties and industry standards, such as the Payment Card Industry Data Security Standard. We are also subject to state “mini-FTC Acts” along with data security breach notification laws requiring entities holding certain personal data to provide notices in the event of a breach of the security of that data. A few states have also imposed specific data security obligations. These state mini-FTC Acts, data security breach notification laws, and data security obligations may not extend to all of our services and their applicability may be limited by various factors, such as whether an affected party is a resident of a particular state.

We have implemented physical and electronic security measures to protect against the loss, misuse and alteration of personally identifiable information. In the event we expand our operations to include a physical international presence, we may be subject to the data protection regulations of the relevant countries. Certain countries have laws which restrict the transfer of personal data outside of such countries. Both Switzerland and the European Union impose restrictions on transferring data to countries that do not require the same standard of protection. Gogo has self-certified as part of the United States-European Union and United States-Switzerland Safe Harbor Frameworks and will be deemed compliant with the European Union and Swiss standards for data protection with respect to cross-border data transfers as long as it continues to self-certify each year.

Truth in Billing and Consumer Protection

The FCC’s Truth in Billing rules generally require full and fair disclosure of all charges on customer bills for telecommunications services. These rules apply to our satellite-based BA services. This disclosure must include brief, clear, and non-misleading plain language descriptions of the services provided. States also have the right to regulate wireless carriers’ billing; however, we are not currently aware of any states that impose billing requirements on ATG services.

CALEA

The FCC has determined that facilities-based broadband internet access providers, which include Gogo, are subject to the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered service providers to build certain law enforcement surveillance assistance capabilities into their communications networks and to maintain CALEA-related system security policies and procedures. Our network has been confirmed as compliant with CALEA by a third-party tester as of May 18, 2011.

Foreign Government Approvals

In connection with our Ku-band satellite service, we are in the process of obtaining any required authority needed to provide our service over the airspace of foreign countries, or verifying that no additional authorization is needed. Each country over which a Gogo-equipped aircraft flies has the right to limit, regulate (e.g., through a licensing regime), or prohibit the offering of our service. We may not be able to obtain the necessary authority for every country over which a partner airline flies. For some countries, we have not been and do not expect to be able to obtain a definitive answer regarding their potential regulation of our service, and we may incur some regulatory risk by operating over the airspace of these countries. Failure to comply with foreign regulatory requirements could result in penalties being imposed on Gogo and/or on its airline partners, allow our airline partners affected by such requirements to terminate their contract with us prior to expiration or, under a contract with one of our airline partners, require us to pay liquidated damages. See “Risk Factors—Risks Related to Our Technology and Intellectual Property and Regulation—Regulation by United States and foreign government agencies, including the FCC, which issued our exclusive ATG spectrum license, and the FAA, which regulates the civil aviation manufacturing and repair industries in the United States, may increase our costs of providing service or require us to change our services.” Moreover, even countries that have previously provided clearance for our service have the right to change their regulations at any time.

Intellectual Property

We rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual restrictions to protect intellectual property and proprietary technology owned or used by us.

We have patented certain of our technologies in the United States and certain countries outside of the United States. As of December 31, 2013, our United States patents will expire at dates ranging from March 2014 to June 2031, while our patents outside of the United States expire at dates ranging from March 2015 to September 2031. We do not believe our business is dependent to any material extent on any single patent or group of patents that we own. We also have a number of patent applications pending both in and outside of the United States and we will continue to seek patent protection in the United States and certain other countries to the extent we believe such protection is appropriate and cost-effective.

We consider our brands to be important to the success of our business and our competitive position. We rely on both trademark registrations and common law protection for trademarks. Our registered trademarks in the United States and certain other countries include, among others, “Gogo,” “Gogo Biz,” “Gogo Vision,” “In Air. Online.” and “Aircell,” although we have not yet obtained registrations for our most important marks in all markets in which we intend to do business in the future. Generally, the protection afforded for trademarks is perpetual, if they are renewed on a timely basis, if registered, and continue to be used properly as trademarks.

We license or purchase from third parties technology, software and hardware that are critical to providing our products and services. Much of this technology, software and hardware is customized for our use and would be difficult or time-consuming to obtain from alternative vendors. We also license our proprietary technology and software to third parties to enable them to integrate such technology and software into the products they provide to us. Many of our agreements with such third parties are renewable for indefinite periods of time unless either party chooses to terminate, although some of our agreements expire after fixed periods and would require renegotiation prior to expiration in order to extend the term. Among the most material of our technology-related agreements are those for aircards, base stations and antennas. Our agreements for aircards and base stations do not renew automatically and thus will require periodic renegotiation. Such agreements as well as certain licenses to commercially available software are material to our business.

We have developed certain ideas, processes, and methods that contribute to our success and competitive position that we consider to be trade secrets. We protect our trade secrets by keeping them confidential through the use of internal and external controls, including contractual protections with employees, contractors, customers, vendors, and airline partners. Trade secrets can be protected for an indefinite period so long as their secrecy is maintained.

Employees

As of December 31, 2013, we had 720 employees, including 157 in engineering, 209 in network operations, 122 in sales and marketing, 142 in general and administrative and 90 in information technology. Of such employees, 195 are employed in our BA operations. None of our employees are represented by a labor union.

Corporate Information

Gogo Inc. is a holding company that does business through its two indirect operating subsidiaries, Gogo LLC and Aircell Business Aviation Services LLC, and holds its FCC ATG license and its Canadian ATG subordinate license through its subsidiaries, AC BidCo LLC and Gogo Connectivity Ltd., respectively. Air-cell, Inc. was incorporated in Texas on June 11, 1991, and on December 10, 1996 merged with Aircell, Inc., a Delaware corporation. AC HoldCo LLC and its subsidiary AC BidCo LLC, were formed as Delaware limited liability companies on March 20, 2006. On January 31, 2007, Aircell, Inc. converted to a limited liability company (Aircell LLC) and was acquired by AC HoldCo LLC. On June 3, 2008, Aircell Business Aviation Services LLC was formed as a separate operating subsidiary. Aircell Holdings Inc. was formed on December 31, 2009 via a two-step merger resulting in a conversion of AC HoldCo LLC into Aircell Holdings Inc., a Delaware corporation. On June 15, 2011, Aircell Holdings Inc. changed its name to Gogo Inc. and Aircell LLC changed its name to Gogo LLC. On June 8, 2012, we formed Gogo Intermediate Holdings LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Gogo Inc. On June 8, 2012, Gogo LLC and Aircell Business Aviation Services LLC, which had previously been direct, wholly-owned subsidiaries of Gogo Inc., became direct, wholly-owned subsidiaries of Gogo Intermediate Holdings LLC.

Our principal executive offices are located at 1250 North Arlington Heights Rd., Suite 500, Itasca, IL 60143. Our telephone number is (630) 647-1400. Our website addresses are www.gogoair.com and www.aircell.com.

Available Information

Our websites are located at www.gogoair.com and www.aircell.com, and our investor relations website is located at http://ir.gogoair.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the

Securities Exchange Act of 1934, as amended, are available free of charge on the Investors portion of our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, and code of business conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.	Risk Factors

You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report, including our consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition and results of operations. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our CA Business

We are dependent on agreements with our airline partners to be able to access our customers. Payments by these customers for our services have provided, and we expect will continue to provide, a significant portion of our revenue. Our failure to realize the anticipated benefits from these agreements on a timely basis or to renew any existing agreements upon expiration or termination could have a material adverse effect on our financial condition and results of operations.

Under existing contracts with nine North American airlines, we provide ATG and ATG-4 equipment for installation on, and provide our Gogo service to passengers on, all or a portion of these airlines’ North American fleets. For the years ended December 31, 2013, 2012, and 2011, the Gogo service we provide to passengers on aircraft operated by these airlines generated approximately 53%, 56% and 52% of our consolidated revenue, respectively. We have contracted with American Airlines to provide ATG-4 and Ku-band satellite equipment for installation on, and provide our Gogo service to, more than 200 new aircraft that will fly both domestic and international routes. We have also contracted to provide Ku-band satellite equipment and our Gogo service to the international fleet of Delta Air Lines, which currently consists of approximately 180 aircraft, and the domestic fleet of Japan Airlines, which currently consists of 77 aircraft. Our growth is dependent on our ability to have our equipment installed on additional aircraft and increased use of the Gogo service on installed aircraft. Any delays in installations under these contracts may negatively affect our ability to grow our user base and revenue. In addition, we have no assurance that any of our current airline partners will renew their existing contracts with us upon expiration, or that they will not terminate their contracts prior to expiration upon the occurrence of certain contractually stipulated events. Contractual termination events include our material breach of contract, including material breach of our service level agreements, and our bankruptcy. Additionally, our contracts with airline partners from which we derive a majority of our CA-NA segment revenue permit each of these airline partners to terminate its contract with us if another company provides an alternate connectivity service that is a material improvement over Gogo Connectivity, such that failing to adopt such service would likely cause competitive harm to the airline, or if the percentage of passengers using Gogo Connectivity on such airline’s flights falls below certain negotiated thresholds. One contract with an airline partner from which we derive a significant portion, but less than a majority, of our CA-NA segment revenue permits such airline partner to terminate its contract with us if the airline’s revenue share falls below certain negotiated thresholds based on the airline’s costs incurred to provide the service and Gogo elects to not make the airline whole for such revenue share shortfall. Our contract covering the international fleet of Delta Air Lines requires us to provide a credit against equipment purchases, and under certain circumstances, refund amounts previously paid for equipment, to the airline if a competitor installs its connectivity system on an international fleet of another airline faster than the pace at which we install our system on Delta’s international fleet. Contracts with two of our airline partners from which we derive a significant portion, but less than a majority, of our CA-NA segment revenue allow those airlines to terminate a portion or all of their respective agreements after five or six years upon the payment of a termination fee. To the extent that our airline partners terminate or fail to renew their contracts with us for any reason, our business prospects, financial condition and results of operations would be materially adversely affected.

Certain of our contracts with our airline partners include provisions that, under certain circumstances, entitle our airline partners to the benefit of certain more favorable provisions in other airline partners’ connectivity agreements, including terms related to termination, maintenance, service and pricing. These provisions have retroactive effect and may limit the benefits we realize from contracts containing such provisions. In addition, our inability to identify and offer improved terms to an airline partner in accordance with such a provision could negatively affect our relationship with that airline partner or give rise to a claim that we are in breach of such connectivity agreement.

A failure to maintain airline satisfaction with our equipment or the Gogo service could have a material adverse effect on our revenue and results of operations.

Our relationships with our airline partners are critical to the growth and ongoing success of our business. For the years ended December 31, 2013, 2012, and 2011 use of the Gogo service by passengers flying on Delta Air Lines aircraft accounted for approximately 42%, 46%, and 44%, respectively, of the revenue generated by our CA-NA segment. For the years ended December 31, 2013, 2012, and 2011 use of the Gogo service by passengers flying on American Airlines aircraft accounted for approximately 24%, 23%, and 19%, respectively, of the revenue generated by our CA-NA segment. American Airlines and US Airways recently merged; while we have separate contracts with the two airlines, the fact that they are now under common control will increase our dependence on the combined entity. If our airline partners are not satisfied with our equipment or the Gogo service for any reason, including passenger dissatisfaction with the service as a result of capacity constraints, they may reduce efforts to co-market the Gogo service to their passengers, which could result in lower passenger usage and reduced revenue, which could in turn give certain airlines the right to terminate their contracts with us. In addition, airline dissatisfaction with us for any reason, including delays in installing our equipment, could negatively affect our ability to expand our service to additional airline partners or aircraft or lead to claims for damages, which may be material, or termination rights under existing contracts with our airline partners from which we derive a majority of our CA-NA segment revenue.

We are experiencing network capacity constraints in the United States and expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our ability to maintain sufficient network capacity and our business could be materially and adversely affected.

All providers of wireless connectivity services, including all providers of in-flight connectivity services, face certain limits on their ability to provide connectivity service, including escalating capacity constraints due to expanding consumption of wireless services and the increasing prevalence of higher bandwidth uses such as file downloads and streaming media content. The success of our CA business depends on our ability to provide adequate bandwidth to meet customer demands while in-flight. Our ATG network is inherently limited by the spectrum licensed and we are currently experiencing capacity constraints in the United States, particularly on certain flights where demand for our service is high and certain routes on which a number of aircraft are within range of the same cell site at one time, and we expect demand to continue to increase in the United States as penetration rates increase and our service becomes available on more aircraft. As part of our effort to alleviate such constraints, we are continuing to implement our “technology roadmap.” With respect to our ATG service and network, the roadmap is intended to enhance our existing network to meet increasing capacity demands through a number of improvements, including the addition of new cell sites, the implementation of ATG-4, our next generation air-to-ground technology and the expected deployment of Gogo GTO, our hybrid satellite/ATG solution.

We began the roll-out of our ATG-4 service during the second half of 2012 and as of December 31, 2013 such service is available on 436 aircraft operated by five airline partners, with approximately 800 aircraft operated by five airline partners expected to be installed with ATG-4 by the end of 2014. However, the successful and timely execution of this roll-out depends on certain variables that are not within our control, including the decision by our other airline partners whether to upgrade to ATG-4 and the schedule for any such upgrades, which will be affected by availability of aircraft and the speed with which we are able to obtain Supplemental Type Certificates, or STCs, from the FAA for our ATG-4 equipment. We are obligated, under certain of our contracts with airline partners, to bear costs of upgrading certain aircraft from ATG to ATG-4 and our associated costs under such contracts are material. If we are unable to continue to upgrade aircraft to ATG-4 on a timely or cost-effective basis, or at all, our already significant capacity constraints in the United States will be exacerbated.

Our ATG-4 upgrades alone are not expected to completely alleviate current or expected capacity constraints. Accordingly, our technology roadmap is also intended to augment existing ATG capacity by adding Ku-band satellite service or hybrid satellite/air-to-ground service on certain aircraft and routes. There is no guarantee that the use of satellite technology, including through the use of related hybrid technologies, will effectively alleviate current or future capacity constraints. Implementation of satellite and hybrid solutions will depend on the availability of capacity from satellite service providers, regulatory approvals for aeronautical services using those satellites, the installation of satellite equipment on aircraft, and demand from our airline partners for new installations of or upgrades to satellite and hybrid equipment. We have experienced and are continuing to experience delays in obtaining FAA approvals for certain components of our Ku-band equipment. Further, we may experience unanticipated delays, complications, and expenses in implementing, integrating, and operating our systems using these new technologies. Any interruptions in operations during periods of implementation could adversely affect our ability to maintain satisfactory service levels, properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction, reputational harm, termination of key contracts and delayed or reduced cash flow.

We utilize a number of additional means to ensure our network meets passenger expectations, including the creation of effective price plans intended to calibrate usage while maximizing Gogo service revenue, and sophisticated bandwidth management tools, including through the use of bandwidth management software, which, if terminated for any reason or expired and were not renewed could adversely impact our ability to meet increasing capacity demands.

We may in the future face capacity constraints internationally. There is no guarantee that our technology roadmap or the other means we utilize to manage our networks will be sufficient to alleviate capacity constraints in the United States or internationally. If we fail to meet our capacity demands, it could harm our reputation with customers, our airline partners could terminate their contracts with us for a failure to meet our service level agreements or we could be unable to enter into new contracts with other airline partners, and our business prospects and results of operations may be materially adversely affected.

Our business is highly dependent on the airline industry, which is itself affected by factors beyond the airlines’ control. The airline industry is highly competitive and sensitive to changing economic conditions.

Our business is directly affected by the number of passengers flying on commercial aircraft, the financial condition of the airlines and other economic factors. If consumer demand for air travel declines, including due to increased use of technology such as videoconferencing for business travelers, or the number of aircraft and flights shrinks due to, among other reasons, reductions in capacity by airlines, the number of passengers available to use the Gogo service will be reduced, which would have a material adverse effect on our business and results of operations. Unfavorable general economic conditions and other events that are beyond the airlines’ control, including higher unemployment rates, higher interest rates, reduced stock prices, reduced consumer and business spending and terrorist attacks or threats could have a material adverse effect on the airline industry. A general reduction or shift in discretionary spending can result in decreased demand for leisure and business travel and lead to a reduction in airline flights offered and the number of passengers flying. Consolidation within the airline industry, including the recent merger of American Airlines and US Airways, could also adversely affect our relationships with our existing airline partners or lead to Gogo-equipped aircraft being taken out of service. Further, unfavorable economic conditions could also limit airlines’ ability to counteract increased fuel, labor or other costs though raised prices. Our airline partners operate in a highly competitive business market and, as a result, continue to face pressure on offerings and pricing. These unfavorable conditions and the competitiveness of the air travel industry could cause one or more of our airline partners to reduce expenditures on passenger services including deployment of the Gogo service or file for bankruptcy. If one or more of our airline partners were to file for bankruptcy, bankruptcy laws could give them rights to terminate their contracts with us, they could reduce their total fleet size and capacity and/or their total number of flights, and/or they could attempt to renegotiate the terms of their contracts with us including their revenue share percentage. Any of these events would have a material adverse effect on our business prospects, financial condition and results of operations.

We may not be able to grow our business with current airline partners or successfully negotiate agreements with airlines to which we do not currently provide the Gogo service.

We are currently in negotiations or discussions with certain of our airline partners to provide our connectivity equipment and the Gogo service on additional aircraft in their fleets. We have no assurance that these efforts will be successful. We are also in discussions with other airlines to provide our connectivity equipment and the Gogo service to some or all of the aircraft flying their North American or international routes. Negotiations with prospective airline partners require substantial time, effort and resources. The time required to reach a final agreement with an airline is unpredictable and may lead to variances in our operating results from quarter to quarter. We may ultimately fail in our negotiations and any such failure could harm our results of operations due to, among other things, a diversion of our focus and resources, actual costs and opportunity costs of pursuing these opportunities. In addition, the terms of any future agreements could be materially different and less favorable to us than the terms included in our existing agreements with our airline partners. To the extent that any negotiations with current or potential airline partners are unsuccessful, or any new agreements contain terms that are less favorable to us, our growth prospects could be materially and adversely affected.

Competition from a number of companies, as well as other market forces, could result in price reduction, reduced revenue and loss of market share and could harm our results of operations.

We face increased competition from satellite-based providers of broadband services that include in-flight internet and live television services. Competition from such providers has had in the past and could have in the future an adverse effect on our ability to maintain or gain market share. While as of December 31, 2013, we provided the Gogo service to approximately 79% of all internet-enabled North American commercial aircraft, the increased availability, development and adoption of satellite-based services by commercial airlines in North America and the rest of the world has and will continue to put additional pressure on our ability to maintain our market leading position, and we expect our market share to decline as our competitors install more aircraft with their systems in the U.S. and internationally. Three major U.S. airlines have announced arrangements with our competitors and have begun installing products made by our competitors to provide internet connectivity on all or a significant portion of their fleets. Some of our competitors are larger, more diversified corporations and have greater financial, marketing, production, and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns or may offer a broader product line to customers, including services we do not currently provide, such as factory linefit capabilities, and may not provide in the future. In addition, while we are currently the only provider of ATG service, existing or potential competitors, including a supplier on whom we rely for critical components of our ATG and ATG-4 networks, may attempt to provide a similar service over a ground-based network using spectrum not currently designated for air-to-ground services. For example, on May 9, 2013 the FCC granted a petition for rulemaking filed by such supplier and issued a notice of proposed rulemaking soliciting comments on a proposal to make additional spectrum available for air-to-ground network connectivity. Competition within the in-flight broadband internet access and in-cabin digital entertainment markets may also subject us to downward pricing pressures. Pricing at too high a level could adversely affect the rate of consumer acceptance for the Gogo service, while increased competition or other market forces could force us to lower our prices or lose market share and could adversely affect growth prospects and profitability. In addition, to the extent that competing in-flight connectivity services offered by commercial airlines that are not our airline partners are available on more aircraft or offer improved quality or reliability as compared to the Gogo service, our business and results of operations could be adversely affected. Competition could increase our sales and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. A failure to effectively respond to established and new competitors could have a material adverse impact on our business and results of operations.

Our CA business has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

Prior to August 2008, our operations were limited to our BA segment. We launched our Gogo Connectivity service in August 2008 and had fewer than 300 commercial aircraft online as of June 2009. In addition, both Gogo Vision and our in-flight platform, which provides the majority of our Gogo Signature Services, were not launched until the second half of 2011. Further, our expansion of our CA business internationally began in the first quarter of 2012. The limited operating history of our CA business and particularly, our CA-ROW segment, may make it difficult to accurately evaluate the CA business and predict its future performance, and the growth of our CA-NA segment since inception is not necessarily indicative of potential future growth. Any assessments of our current business and predictions that we or you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our business and increase deployment of the Gogo service. If we do not address any of the foregoing risks successfully, our business will be harmed.

We face limitations on our ability to grow our domestic operations which could harm our operating results and financial condition.

Our addressable market and our ability to expand domestically at our current rate of growth are inherently limited by various factors, including limitations on the number of U.S. commercial airlines with which we could partner, the number of planes in which our equipment can be installed, the passenger capacity within each plane and the ability of our network infrastructure or bandwidth to accommodate increasing capacity demands. Expansion is also limited by our ability to develop new technologies and successfully implement our technology roadmap on a timely and cost-effective basis. Our growth may slow, or we may stop growing altogether, to the extent that we have exhausted all potential airline partners and as we approach installation on full fleets and maximum penetration rates on all flights. To continue to grow our domestic revenue as Gogo Connectivity gains wider acceptance and we reach maximum penetration, we will have to rely on customer and airline partner adoption of currently available and new or developing services and additional offerings, including Gogo Vision and Gogo Signature Services, and airline adoption of operations-oriented communications services. We cannot assure you that we will be able to profitably expand our existing market presence or establish new markets and, if we fail to do so, our business and results of operations could be materially adversely affected.

We may be unsuccessful in expanding our operations internationally.

Our efforts to expand the services provided by our CA business to aircraft flying internationally began in the first quarter of 2012. Our ability to grow our international business involves various risks, including the need to invest significant resources in unfamiliar markets, the amount of which is subject to certain limitations under our new senior secured credit facility, and the possibility that we may not realize a return on our investments in the near future or at all. In addition, we have incurred and expect to continue to incur significant expenses before we generate any material revenue in these new markets. Under our agreements with providers of satellite capacity, we are obligated to purchase bandwidth for specified periods in advance. If we are unable to generate sufficient passenger demand or airline partners to which we provide satellite service to their aircraft terminate their agreements with us for any reason during these periods, we may be forced to incur satellite costs in excess of connectivity revenue generated through such satellites. Further, our expansion plans require significant management attention and resources and our CA business has limited experience in selling our solutions in international markets or in conforming to local cultures, standards or policies. Certain of our competitors, including current providers of Ku-band satellite service, have more experience than we do in the international commercial airline connectivity market. As a result, certain of our competitors may have pre-existing relationships with international airlines, may have obtained regulatory approvals in foreign jurisdictions or may already offer their equipment as standard, line-fit options on aircraft types, which may negatively affect our ability to enter into agreements with new international airline partners. Expansion of international marketing and advertising efforts could lead to a significant increase in our marketing and advertising expenses and would increase our customer acquisition costs. We may not be able to compete successfully in these international markets, and we may be unable to enter into agreements on favorable terms, if at all, to provide connectivity services to international fleets of our existing North American airline partners and to new international airline partners. In addition, our ability to expand will be limited by the demand for in-flight broadband internet access in international markets. Any failure to compete successfully in international markets could also negatively impact our reputation and domestic operations.

Any future international operations may fail to succeed due to risks inherent in foreign operations, including:

•	legal and regulatory restrictions, including different communications, privacy, censorship, aerospace and liability standards, intellectual property laws and enforcement practices;

•	changes in international regulatory requirements and tariffs;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including restrictions on foreign ownership of telecommunications providers and imposed by the U.S. Office of Foreign Assets Control (“OFAC”);

•	inability to find content or service providers to partner with on commercially reasonable terms, or at all;

•	compliance with the Foreign Corrupt Practices Act, the (U.K.) Bribery Act 2010 and other similar corruption laws and regulations in the jurisdictions in which we operate and related risks;

•	difficulties in staffing and managing foreign operations;

•	currency fluctuations; and

•	potential adverse tax consequences.

As a result of these obstacles, we may find it difficult or prohibitively expensive to grow our business internationally or we may be unsuccessful in our attempt to do so, which could harm our future operating results and financial condition.

Our technology roadmap calls for the continued roll-out of Ku-band satellite service and, as and when available, the use of other satellite-based solutions, including Ka-band satellite service. Pursuant to an agreement with Inmarsat S.A., we are authorized to distribute Inmarsat’s Global Xpress broadband internet access. Given the potentially extended lead time and cost necessary to implement Inmarsat’s Ka-band satellite solution, potential delays in launching Inmarsat’s services and the fact that we would not be the exclusive provider of Inmarsat satellite service, we may not realize any of the expected benefits from our agreement with Inmarsat, and, as a result, our growth prospects could be materially and adversely affected. To the extent that our satellite service providers do not satisfy our or our airline partners’ needs for any reason, our agreements with our satellite service providers do not yield the expected benefits, we fail to meet sales targets and other milestones set forth in the agreements or we otherwise fail to maintain a good working relationship with our satellite service providers, our current or future providers of satellite service may be unable to support our current international expansion plans. In addition, to the extent we enter into additional contracts to provide satellite-based connectivity service to airline partners, we will be required to secure additional satellite capacity, which may not be available on commercially reasonable terms, or at all. If we do not secure sufficient satellite capacity, we may be unable to meet the connectivity needs of passengers or the minimum service level requirements specified in our connectivity agreements, which could cause us to be in breach of our connectivity agreements and otherwise negatively affect our ability to successfully develop our international business.

We may be unsuccessful in generating or increasing revenue from Gogo Vision, Gogo Signature Services, Gogo Text & Talk and other services that we may offer in the future.

The future growth prospects for our CA business depend, in part, on passengers paying for Gogo Vision on-demand video content, on revenue from advertising fees and e-commerce revenue share arrangements on passenger purchases of goods and services through the in-flight portal, and on revenue from Gogo Text & Talk. Our ability to generate revenue from such services and other services we may offer in the future depends on:

•	growth of our customer base;

•	rolling out Gogo Vision or such other services on more aircraft and with additional airline partners and increasing passenger adoption;

•	our customer base being attractive to media partners;

•	establishing and maintaining beneficial contractual relationships with media partners whose content, products and services are attractive to airline passengers; and

•	our ability to customize and improve services in response to trends and customer interests.

If we are unsuccessful in generating or increasing revenue from Gogo Vision and our in-flight platform, our future growth prospects could be materially and adversely affected.

We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including our operations-oriented communications services.

In order to continue to meet the evolving needs of our airline partners and customers, we must continue to develop new products and services that are responsive to those needs, including operations-oriented communications services. Our ability to realize the benefits of enabling airlines and other aircraft operators to use these applications, including monetizing our services at a profitable price point, depends, in part, on the adoption and utilization of such applications by airlines and other aircraft operators, and we cannot be certain that airlines and other aircraft operators will adopt such offerings in the near term or at all. We also expect to continue to rely on third parties to develop and offer the operational applications to be used to gather and process data transmitted on our network between the aircraft and the ground, and we cannot be certain that such applications will be compatible with our network or onboard equipment or otherwise meet the needs of airlines or other aircraft operators. If we are not successful in our efforts to develop and monetize new products and services, including our operations-oriented communications services, our future business prospects, financial condition and results of operations would be materially adversely affected.

The recent merger of American Airlines and US Airways could have a material adverse effect on our revenue and results of operations.

On December 9, 2013, American Airlines and US Airways merged into American Airlines Group, Inc. Both American Airlines and US Airways are our airline partners. The impact of the merger is inherently uncertain, and could result in reductions or other changes to the airlines’ fleets, including the elimination of their older or less efficient aircraft and the elimination of aircraft on duplicative routes, which may represent a material portion of their Gogo-equipped fleets, or taking planes scheduled for installation of Gogo equipment out of service. Our future revenue may decrease and our growth prospects and results of operations could be materially adversely affected to the extent that aircraft eliminated from service are not proximately replaced with new Gogo-equipped aircraft.

A future act or threat of terrorism or other events could result in a prohibition on the use of Wi-Fi enabled devices on aircraft.

A future act of terrorism, the threat of such acts or other airline accidents could have an adverse effect on the airline industry. In the event of a terrorist attack, terrorist threats or unrelated airline accidents, the industry would likely experience significantly reduced passenger demand. The U.S. federal government or foreign governments could respond to such events by prohibiting the use of Wi-Fi enabled devices on aircraft, which would eliminate demand for our equipment and service. In addition, any association or perceived association between our equipment or service and accidents involving aircraft on which our equipment or service operates would likely have an adverse effect on demand for our equipment and service. Reduced demand for our products and services would adversely affect our business prospects, financial condition and results of operations.

Air traffic congestion at airports, air traffic control inefficiencies, weather conditions, such as hurricanes or blizzards, increased security measures, new travel-related taxes, the outbreak of disease or any other similar event could harm the airline industry.

Airlines are subject to cancellations or delays caused by factors beyond their control. Cancellations or delays due to weather conditions or natural disasters, air traffic control problems, including work stoppages or reduced government funding, breaches in security, outbreaks of communicable diseases in regions served by equipped aircraft or other factors could reduce the number of passengers on commercial flights and thereby reduce demand for the Gogo service and harm our business, results of operations and financial condition.

Risks Related to Our BA Business

Equipment sales to original equipment manufacturers (OEMs) and after-market dealers account for the substantial majority of our revenue and earnings in the BA segment, and the loss of an OEM or dealer customer could materially and adversely affect our business and profitability.

Revenue from equipment sales on contracts with OEMs and after-market dealers accounted for more than 55% of revenue generated by our BA segment for each fiscal period presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Each of Cessna Aircraft Company and Gulfstream, through direct sales and sales through affiliated dealers and service centers, accounted for approximately 10% of revenue generated by our BA segment for the year ended December 31, 2013. Almost all of our contracts with our OEM and dealer customers are terminable at will by either party and do not obligate our customers to purchase any of our equipment or services. If a key OEM or dealer terminates its relationship with us for any reason or our contract expires and is not renewed our business and profitability could be materially and adversely affected.

Our OEM customers may be materially adversely impacted by economic downturns and market disruptions. In anticipation of changing economic conditions, our customers may be more conservative in their production, which would result in fewer new aircraft available to receive our equipment. Further, unfavorable market conditions could cause one or more of our OEM customers to file for bankruptcy, which could have an adverse effect on our business prospects, financial condition and results of operations.

We operate in highly competitive markets with competitors who may have greater resources than we possess, which could reduce the volume of products we can sell and our operating margins.

Our BA equipment and service are sold in highly competitive markets. Some of our competitors are larger, more diversified corporations and have greater financial, marketing, production, and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns or may offer a broader product line to customers. Our operations and financial performance will be negatively impacted if our competitors:

•	develop service that is superior to our service;

•	develop service that is priced more competitively than our service;

•	develop methods of more efficiently and effectively providing products and services; or

•	adapt more quickly than we do to new technologies or evolving customer requirements.

We believe that the principal points of competition in our BA segment are technological capabilities, price, customer service, product development, conformity to customer specifications, quality of support after the sale and timeliness of delivery and installation. Maintaining and improving our competitive position will require continued investment in technology, manufacturing, engineering, quality standards, marketing and customer service and support. If we do not maintain sufficient resources to make these investments or are not successful in maintaining our competitive position, our operations and financial performance will suffer. In addition, competition may subject us to downward pricing pressures. Pricing at too high a level could adversely affect our ability to gain new customers and retain current customers, while increased competition could force us to lower our prices or lose market share and could adversely affect growth prospects and profitability. We may not have the financial resources, technical expertise or support capabilities to continue to compete successfully. A failure to respond to established and new competitors could have a material adverse impact on our business and results of operations.

We generally do not have guaranteed future sales of our equipment. Further, we enter into fixed price contracts with some of our customers, so we take the risk for cost overruns.

Many of our OEM customers may terminate their contracts with us on short notice and, in many cases, our customers have not committed to buy any minimum quantity of our equipment. In addition, in certain cases, we must anticipate the future volume of orders based upon non-binding production schedules provided by OEMs, the historical purchasing patterns of customers, and informal discussions with customers as to their anticipated future requirements. Cancellations, reductions or delays by a customer or group of customers could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, pursuant to many of our contracts with our OEM customers, we have agreed to deliver equipment and/or services, including equipment and services not yet in production, for a fixed price and, accordingly, take the risk of any cost overruns. Also, we may accept a fixed-price contract for equipment that we have not yet produced, and the fact that we have not yet produced the equipment increases the risk of cost overruns or delays in the completion of the design and manufacturing of the product.

Many of the risks that could harm our CA business could also adversely affect our BA business.

For the years ended December 31, 2013, 2012, and 2011 approximately 64%, 55%, and 55% of the equipment revenue, respectively, and approximately 77%, 77%, and 64% of the service revenue, respectively, for our BA segment was attributable to the sale of ATG equipment and subscriptions for our Gogo Biz in-flight broadband internet service. As such, many of the risks described above relating to our CA business and the Gogo service could also have a material adverse effect on our BA business, including expected capacity constraints on our network in the near-term, our ability to successfully implement technology enhancements to our network and our ability to successfully develop and deploy new products and services and generate revenue and profits from the sale of such products and services.

Risks Related to Our Technology and Intellectual Property and Regulation

Our CA-NA and BA businesses are dependent on our right to use spectrum exclusively licensed to us.

In June 2006, we purchased at FCC auction an exclusive ten-year, 3 MHz license for ATG spectrum that expires in October 2016, and in April 2013, as part of our acquisition of Airfone, we acquired an additional 1MHz ATG spectrum license that expires in October 2016. Prior to expiration of the initial license terms, we expect to apply to renew our licenses for additional ten-year terms without further payment. Any breach of the terms of our FCC licenses or FCC regulations including foreign ownership restrictions, permitted uses of the spectrum and compliance with Federal Aviation Administration (“FAA”) regulations, could result in the revocation, suspension, cancellation or reduction in the term of our licenses or a refusal by the FCC to renew the licenses upon expiration. Further, in connection with an application to renew our licenses upon expiration, a competitor could file a petition opposing such renewal on anti-competitive or other grounds. Our ability to offer in-flight broadband internet access through our ATG service currently depends on our ability to maintain rights to use the 3MHz ATG spectrum in the U.S. and our failure to do so would have a material adverse effect on our business and results of operations. Our ability to meet increasing capacity demands and expand our service offerings in the United States may depend upon our ability to maintain rights to use the 1MHz ATG spectrum and/or to obtain sufficient rights to use additional means to provide in-flight internet connectivity including spectrum for ATG or satellite. Obtaining such spectrum can be a lengthy and costly process. We may not be able to license or maintain the spectrum necessary to execute our business strategy.

While our spectrum license allow us to be the exclusive provider of ATG broadband connectivity in the United States, additional ATG spectrum may become available in the United States or internationally in the future.

While we are currently the only provider of ATG service in the United States, the FCC may in the future decide to auction additional spectrum for ATG use that is not currently designated for that purpose, or a competitor could develop technology or a business plan that allows it to cost effectively use spectrum not specifically reserved for ATG, but on which ATG use is not prohibited, to provide broadband connectivity. The single provider of a critical component of our ATG and ATG-4 networks filed a petition with the FCC requesting that it commence a rulemaking proceeding to designate certain spectrum, currently designated for non-ATG use, for use by ATG devices in an amount sufficient to accommodate more than one additional ATG network. Under rules proposed by the petition, one provider could acquire all of the spectrum. On May 9, 2013, the FCC granted the petition and issued a notice of proposed rulemaking. As a result of this rulemaking process or otherwise the FCC may decide to auction off spectrum for ATG use and if we failed to adequately secure rights to such additional spectrum, the additional ATG spectrum, which may have greater capacity than our current spectrum, could be held by, or available for license to, our competitors. In order to remain competitive, we may have to make significant expenditures to purchase or lease spectrum that is currently held by other licensees or that is newly auctioned for ATG use. The availability of additional spectrum in the marketplace that is authorized for ATG use may increase the possibility that we may face competition from one or more other ATG service providers in the future. In addition, the FCC recently adopted an order establishing a more streamlined process for obtaining authority to provide satellite-based in-flight broadband service over the U.S., which could help facilitate the market entry of additional satellite-based competitors.

While our international competition currently consists of satellite-based interconnectivity services, discussions are occurring in the European Union and elsewhere regarding the possible allocation of spectrum for ATG service. In the event that spectrum becomes available in one or more regions for such purpose and is acquired by our existing competitors or new entrants, we could face competition from such providers in such regions.

We face specific risks related to the provision of telecommunications and data services by satellite.

We rely on third-party suppliers for services and equipment that we use to provide satellite telecommunication and connectivity services to commercial airline passengers and business aviation customers. We generated approximately 7%, 8%, and 10% of total BA segment revenue from subscriptions for voice and data services provided via satellite for the years ended December 31, 2013, 2012, and 2011, respectively. These voice and data services are provided in our BA segment through the resale on a non-exclusive basis of satellite-based telecommunications and data services owned and operated by third parties. We currently rely on two satellite partners to provide these services to our BA customers and have a number of satellite resellers as our competitors. Our agreements with our BA satellite partners are short-term in nature and one is subject to termination for convenience on 90 days’ notice. We also have agreements with three CA satellite partners, the earliest of which expires in 2017, to provide Ku-band and Ka-band satellite service on a non-exclusive basis. If any of these agreements were terminated or not renewed upon expiration, or if any of our satellite partners fail to obtain, or lose, necessary regulatory authorizations, we could face material delays or interruptions in the provision of service to our customers that rely on satellite service for connectivity or other voice and data services. Our agreement with Inmarsat for the provision of Ka-band satellite service permits Inmarsat to terminate the agreement on 30 days’ notice if we do not meet certain targets and milestones, including our entry into agreements to offer its Global Xpress Ka-band satellite service to specified numbers of airlines and aircraft and the completion of the first test-flight demonstrating the use of Global Xpress service. If our agreements with our satellite partners were terminated or expired and were not renewed, we may not be able to find alternative satellite partners on terms that are acceptable to us, or at all. Certain of our agreements with satellite service providers commit us to purchase bandwidth up to five years in advance, which may exceed passenger demand and require us to incur unnecessary costs. See “—We may be unsuccessful in expanding our operations internationally.” In addition, our agreements with satellite service providers may also contain terms, such as those related to termination, pricing and service levels, that are not consistent with our obligations under our connectivity agreements with airline partners that rely on such satellite service for connectivity. Such misalignment could cause us to be in breach of such connectivity agreements, and we may be unable to seek indemnification for such losses from our satellite service providers. Further, if our satellite partners were to increase the fees they charge us for resale of their services and we could not pass these increased costs on to our customers, it would increase our cost of service revenue and adversely impact our business and results of operations. We also have an agreement with a third party to provide the equipment, including radome, antenna and modems, necessary for us to provide our Ku-band satellite service. That agreement expires in 2015 and renews automatically from year to year thereafter. If that agreement, or any other agreement with equipment providers, were terminated for any reason or expired and were not renewed, we may not be able to find alternative equipment providers on terms that are acceptable to us, or at all, which could delay our ability to roll out our satellite service to airline partners and adversely impact our business and results of operations. In addition, we are required to obtain regulatory approvals for the provision of satellite service from certain foreign telecommunications regulatory bodies.

If we fail to comply with the Communications Act and FCC regulations limiting ownership and voting of our capital stock by non-U.S. persons we could lose our FCC license.

Under the Communications Act and applicable FCC regulations, we are effectively restricted from having more than 25% of our capital stock owned or voted directly or indirectly by non-U.S. persons, including individuals and entities organized outside the United States or controlled by non-U.S. persons. We have established procedures to ascertain the nature and extent of our foreign ownership, and we believe that the indirect ownership of our equity by foreign persons or entities is below the 25% cap. However, as a publicly traded company we may not be able to determine with certainty the exact amount of our stock that is held by foreign persons or entities at any given time. A failure to comply with applicable restrictions on ownership by non-U.S. persons could result in an order to divest the offending ownership, fines, denial of license renewal and/or spectrum license revocation proceedings, any of which would likely have a material adverse effect on our results of operations.

We could be adversely affected if we suffer service interruptions or delays, technology failures or damage to our equipment.

Our brand, reputation and ability to attract, retain and serve our customers depend upon the reliable performance of our in-flight website, network infrastructure, content delivery processes and payment systems. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our website’s performance and users’ access to the internet, or made our website inaccessible, and we may experience service interruptions, service delays or technology or systems failures in the future, which may be due to factors beyond our control. In the past, service failures or delays of our website have been remedied by bypassing the payment processing step for users and directly connecting such users to the internet, leading to a loss of revenue for those sessions. If we experience frequent system or network failures, our reputation, brand and customer retention could be harmed, we may lose revenue to the extent that we have to bypass the payment processing step in order to maintain customers’ connectivity to the internet and our airline partners may have the right to terminate their contracts with us or pursue other remedies.

Our operations and services depend upon the extent to which our equipment and the equipment of our third-party network providers is protected against damage or interruption from fire, flood, earthquakes, tornados, power loss, solar flares, telecommunication failures, break-ins, acts of war or terrorism and similar events. The capacity, reliability and security of our network infrastructure are important to the operation of our business, which would suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities. Our networks and those of our third-party service providers may be vulnerable to these attacks and unauthorized access. In addition, the satellites upon which we rely for current and will rely for future services are and will be subject to significant operational risks while in orbit. These risks include malfunctions, which have occurred and may occur in the future as a result of various factors, such as satellite design and manufacturing defects, problems with the power or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. Damage to our or third parties’ networks could cause interruptions in the services that we provide. Such interruptions in our services could have a material adverse effect on service revenue, our reputation and our ability to attract or retain customers.

We rely on single service providers for certain critical components of our network.

We rely on single source suppliers for a number of critical components of our network and operations. For example, we purchase all of the aircards used for our ATG and ATG-4 equipment from a single provider an affiliate of which we believe holds all of the patents for these components. This supplier has petitioned the FCC to designate certain spectrum for use as an additional ATG network and, as such, may in the future become our direct competitor. If we are required to find one or more alternative suppliers for aircards or any other component for which we may rely on a single source supplier, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all. Additionally, we purchase equipment for all of the base stations used at our cell-sites from a single provider. The base stations used at our cell-sites may require six to nine months lead time to produce and are highly integrated with other components of our network. If we needed to seek one or more alternate suppliers for our base stations, we estimate that it could take up to a year or more before any such alternate supplier could deliver a component that meets our network requirements. We also license all of our ATG-4 bandwidth optimization software from a single provider. If we are required to find one or more alternative suppliers for this or comparable software, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all. In addition, we purchase the components of the airborne equipment that will be used to provide our Ku-band satellite service from single source providers. If we are required to find one or more alternative suppliers for any of these components, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all, which could adversely impact our ability to roll out our Ku-band satellite service with our current or future airline partners. The lack of alternative suppliers could lead to higher prices and a failure by any of our single source providers to continue to produce the component, or to otherwise fulfill its obligations, could have a material adverse effect on our business, results of operations and financial condition.

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. We have faced, are currently facing and may face from time to time in the future, allegations that we or a supplier or customer have violated the rights of third parties, including patent, trademark and other intellectual property rights

If, with respect to any claim against us for violation of third party intellectual property rights, we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business and competitive position may be materially adversely affected. Many companies, including our competitors, are devoting significant resources to obtaining patents that could potentially cover many aspects of our business. In addition, there are numerous patents that broadly claim means and methods of conducting business on the internet. We have not exhaustively searched patents relevant to our technologies and business and therefore it is possible that we may be unknowingly infringing the patents of others.

Any infringement, misappropriation or related claims, whether or not meritorious, are time-consuming, divert technical and management personnel and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our merchandizing or marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Pursuant to our contracts with our airline partners and certain BA customers, we have agreed to indemnify our airline partners and such customers against such claims and lawsuits, and, in some cases, our contracts do not cap our indemnification obligations, which, in addition to obligating us to pay defense costs, could result in significant indemnification obligations in the event of an adverse ruling in such an action. In addition, certain of our suppliers do not indemnify us for third party infringement or misappropriation claims arising from our use of supplier technology. As a result, we may be liable in the event of such claims. Any of these events could result in increases in operating expenses, limit our service offerings or result in a loss of business if we are unable to meet our indemnification obligations and our airline partners terminate or fail to renew their contracts.

If we fail to meet agreed upon minimums or other milestones under certain supply agreements, such suppliers may sell critical components to third parties, leading to increased competition, or could terminate their agreements with us, which could have a material adverse effect on the expected growth of our business.

Our agreement with one of our suppliers of wireless access points includes provisions permitting such supplier to sell to third parties if we fail to meet specified minimum purchase requirements. In addition, our agreement with Inmarsat for the provision of Ka-band satellite service permits Inmarsat to terminate the agreement on 30 days’ notice if we do not meet certain targets and milestones, including our entry into agreements to offer its Global Xpress Ka-band satellite service to specified numbers of airlines and aircraft and the completion of the first test-flight demonstrating the use of Global Xpress service. Any of these events could cause us to face increased competition, which could have a material adverse effect on our business.

We or our technology suppliers may be unable to continue to innovate and provide products and services that are useful to consumers.

The market for our services is characterized by evolving technology, changes in customer needs and frequent new service and product introductions. Our future success will depend, in part, on our and our suppliers’ ability to continue to enhance or develop new technology and services that meet customer needs on a timely and cost-effective basis. If we or our suppliers fail to adapt quickly enough to changing technology, customer requirements and/or industry standards, our service offerings may fail to meet customer needs or regulatory requirements. We may have to invest significant capital to keep pace with innovation and changing technology, which could negatively impact our results of operations.

Furthermore, the proliferation of new mobile devices, including tablets, and operating platforms poses challenges for our research and development efforts. If we are unable to create, or obtain rights to, simple solutions for a particular device or operating platform, we will be unable to effectively attract users of these devices or operating platforms and our business will be adversely affected.

We may not be able to protect our intellectual property rights.

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies, domain names and similar intellectual property as important to our success. We rely on trademark, copyright and patent law, trade secret protection, and confidentiality agreements with our employees, vendors, airline partners, customers and others to protect our proprietary rights. We have sought and obtained patent protection for certain of our technologies in the United States and certain other countries. Many of the trademarks that we use (including marks we have applied to register) contain words or terms having a somewhat common usage, such as “In Air. Online.” and “Gogo Vision” and, as a result, we may have difficulty registering them in certain jurisdictions. We do not own, for example, the domain www.gogo.com and we have not yet obtained registrations for our most important marks in all markets in which we may do business in the future, including China and India. If other companies have registered or have been using in commerce similar trademarks for services similar to ours in foreign jurisdictions, we may have difficulty in registering, or enforcing an exclusive right to use, our marks in those foreign jurisdictions.

There can be no assurance that the efforts we have taken to protect our proprietary rights will be sufficient or effective, that any pending or future patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not develop or patent similar or superior technologies, products or services, or that our patents, trademarks and other intellectual property will not be challenged, invalidated, misappropriated or infringed by others. Furthermore, the intellectual property laws and enforcement practices of other countries in which our service is or may in the future be offered may not protect our products and intellectual property rights to the same extent as the laws of the United States. If we are unable to protect our intellectual property from unauthorized use, our ability to exploit our proprietary technology or our brand image may be harmed and, as a result, our business and results of operations may suffer.

Our use of open source software could limit our ability to commercialize our technology.

Open source software is software made widely and freely available to the public in human-readable source code form, usually with liberal rights to modify and improve such software. Some open source licenses require as a condition of use that proprietary software that is combined with licensed open source software and distributed must be released to the public in source code form and under the terms of the open source license. Accordingly, depending on the manner in which such licenses were interpreted and applied, we could face restrictions on our ability to commercialize certain of our products and we could be required to (i) release the source code of certain of our proprietary software to the public, including competitors; (ii) seek licenses from third parties for replacement software; and/or (iii) re-engineer our software in order to continue offering our products. Such consequences could materially adversely affect our business.

The failure of our equipment or material defects or errors in our software may damage our reputation, result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages and impair our ability to sell our service.

Our products contain complex systems and components that could contain errors or defects, particularly when we incorporate new technology. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. Such events could result in significant expenses, disrupt sales and affect our reputation and that of our products. If our on-board equipment has a malfunction, or there is a problem with the equipment installation, which damages an airplane or impairs its on-board electronics or avionics, significant property loss and serious personal injury or death could result. Any such failure could expose us to substantial product liability claims or costly repair obligations. In particular, the passenger jets operated by our airline partners are very costly to repair and therefore the damages in any product liability claims could be material. We carry aircraft and non-aircraft product liability insurance consistent with industry norms. However, this insurance coverage may not be sufficient to fully cover the payment of any claims. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. Further, we indemnify most of our airline partners for losses due to third-party claims and in certain cases the causes for such losses may include failure of our products. Our business, financial condition and results of operations would also be materially adversely affected should we be required by the FAA or otherwise to cease providing the Gogo service, even on a temporary basis, as a result of a product malfunction or defect.

The software underlying our services is inherently complex and may contain material defects or errors, particularly when the software is first introduced or when new versions or enhancements are released. We have from time to time found defects or errors in our software, and defects or errors in our existing software may be detected in the future. Any defects or errors that cause interruptions to the availability of our services could result in:

•	termination or failure to renew contracts by our airline partners;

•	a reduction in sales or delay in market acceptance of our service;

•	sales credits or refunds to our customers and airline partners;

•	loss of existing customers and difficulty in attracting new customers;

•	diversion of development resources;

•	harm to our reputation and brand image;

•	increased insurance costs; and

•	claims for substantial damages.

The costs incurred in correcting any material defects or errors in our software may be substantial and could harm our results of operations.

Regulation by United States and foreign government agencies, including the FCC, which issued our exclusive ATG spectrum license, and the FAA, which regulates the civil aviation manufacturing and repair industries in the United States, may increase our costs of providing service or require us to change our services.

We are subject to various regulations, including those regulations promulgated by various federal, state and local regulatory agencies and legislative bodies and comparable agencies outside the United States where we may do business. The two U.S. government agencies that have primary regulatory authority over our operations are the FCC and the FAA.

The FCC regulates our use of the spectrum licensed to us and the licensing, construction, modification, operation, ownership, sale and interconnection of wireless telecommunications systems. Any breach of the terms of our ATG spectrum license or other licenses and authorizations obtained by us from time to time, or any violation of the Communications Act or the FCC’s rules, could result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. From time to time, the FCC may monitor or audit compliance with the Communications Act and the FCC’s rules or with our licenses, including if a third party were to bring a claim of breach or noncompliance. In addition, the Communications Act, from which the FCC obtains its authority, may be amended in the future in a manner that could be adverse to us. The FCC is currently conducting rulemaking proceedings to consider the service rules for certain aeronautical services and recently granted a petition and issued a notice of proposed rulemaking in connection with a request to designate certain spectrum, currently designated for non-ATG use, for ATG service. The timetable and ultimate outcome of such rulemaking processes are unknown and we are unable to determine whether they would have an effect on our business.

The commercial and private aviation industries, including civil aviation manufacturing and repair industries, are highly regulated in the United States by the FAA. FAA certification is required for all equipment we install on commercial aircraft and type certificated business aircraft, and certain of our operating activities require that we obtain FAA certification as a parts manufacturer. As discussed in more detail in the section entitled “Business—Licenses and Regulation—Federal Aviation Administration,” FAA approvals required to operate our business include Supplemental Type Certificates (STCs) and Parts Manufacturing Authority (PMA). Obtaining STCs and PMAs is an expensive and time-consuming process that requires significant focus and resources. Any inability to obtain, delay in obtaining, or change in, needed FAA certifications, authorizations, or approvals, could have an adverse effect on our ability to meet our installation commitments, manufacture and sell parts for installation on aircraft, or expand our business and could, therefore, materially adversely affect our growth prospects, business and operating results. For example, a recent decision by the FAA to require additional testing for the radome we currently plan to use to provide our Ku-band satellite service has delayed and, to the extent that we and other affected providers of such services cannot satisfy the FAA’s testing criteria, will continue to delay, our and their ability to install this equipment and may require a redesign of the equipment or the use of alternative equipment. Under a contract with Delta Air Lines to provide Ku-band satellite connectivity service on its international fleet, if the delay in obtaining approvals for our Ku-band satellite service extends beyond specified dates as adjusted for excusable delays, we may be in material breach of the contract, which would permit Delta to terminate the contract. The FAA closely regulates many of our operations. If we fail to comply with the FAA’s many regulations and standards that apply to our activities, we could lose the FAA certifications, authorizations, or other approvals on which our manufacturing, installation, maintenance, preventive maintenance, and alteration capabilities are based. In addition, from time to time, the FAA or comparable foreign agencies adopt new regulations or amend existing regulations. The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, those new regulations or amendments to existing regulations generally increase our costs of compliance.

As a provider of telecommunications services in the business aviation industry, we are required to contribute a percentage of all revenue generated from interstate or international telecommunications services (or voice over internet protocol (VoIP) services, which we plan to offer) to the federal Universal Service Fund, which subsidizes telecommunications services in areas that are expensive to serve. The FCC currently is considering a number of reforms to its Universal Service Fund mechanisms that would expand the scope of that regulatory regime to cover broadband internet access services. Such reforms may include, but are not limited to, imposing obligations on broadband internet access service providers to contribute a percentage of the revenue earned from such services to the Universal Service Fund. To the extent the FCC adopts new contribution requirements that apply to broadband internet providers or otherwise imposes additional contribution obligations, such requirements and obligations may increase the costs we incur to comply with such regulations.

As a broadband internet provider, we must comply with the Communications Assistance for Law Enforcement Act of 1994, or CALEA, which requires communications carriers to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. Currently, our CALEA solution is fully deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any current or future CALEA, or similarly mandated law enforcement related, obligations. Such enforcement actions could subject us to fines, cease and desist orders, or other penalties, all of which could adversely affect our business. Further, to the extent the FCC adopts additional capability requirements applicable to broadband internet providers, its decision may increase the costs we incur to comply with such regulations.

In addition to these U.S. agencies, we are also subject to regulation by foreign government agencies that choose to assert jurisdiction over us as a result of the service we provide on aircraft that fly international routes, including Industry Canada, which issued our exclusive Canadian ATG subordinate spectrum license and regulates our use of the spectrum licensed to us. Adverse decisions or regulations of these U.S. and foreign regulatory bodies could negatively impact our operations and costs of doing business and could delay the roll-out of our services and have other adverse consequences for us. For example, a contract covering the international fleet of Delta Air Lines permits such airline to terminate its contract with us if we have not, by specified dates, obtained the FCC and foreign governmental regulatory approvals required to provide our Ku-band satellite service on aircraft flying such partner’s international routes. Our ability to obtain certain regulatory approvals to offer the Gogo service internationally may also be the responsibility of a third party, and, therefore, may be out of our control. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

If government regulation of the internet, including e-commerce or online video distribution changes, we may need to change the way we conduct our business to a manner that incurs greater operating expenses, which could harm our results of operations.

The current legal environment for internet communications, products and services is uncertain and subject to statutory, regulatory or interpretive change. We cannot be certain that we, our vendors and media partners or our customers are currently in compliance with applicable regulatory or other legal requirements in the countries in which our service is used. Our failure, or the failure of our vendors and media partners, customers and others with whom we transact business to comply with existing or future legal or regulatory requirements could materially adversely affect our business, financial condition and results of operations. Regulators may disagree with our interpretations of existing laws or regulations or the applicability of existing laws or regulations to our business, and existing laws, regulations and interpretations may change in unexpected ways. For example, in December 2010 the FCC adopted regulations regarding net neutrality that, in certain situations, limit mobile broadband providers to “network management” techniques that are reasonable. Although these rules were recently struck down by a Federal court, future guidance or precedent from the FCC regarding the interpretation of what techniques are considered “reasonable” could adversely impact our ability to monitor and manage the network to optimize our users’ internet experience. Other jurisdictions may adopt similar or different regulations that could affect our ability to use “network management” techniques. Likewise, the United States and the European Union, among other jurisdictions, are considering proposals regarding data protection that, if adopted, could impose heightened restrictions on certain of Gogo’s activities relating to the collection and use of data of end users. Further, as we promote exclusive content and services and increase targeted advertising with our media partners to customers of the Gogo service, we may attract increased regulatory scrutiny.

We cannot be certain what positions regulators may take regarding our compliance with, or lack of compliance with, current and future legal and regulatory requirements or what positions regulators may take regarding any past or future actions we have taken or may take in any jurisdiction. Regulators may determine that we are not in compliance with legal and regulatory requirements, and impose penalties, or we may need to make changes to the Gogo platform, which could be costly and difficult. Any of these events would adversely affect our operating results and business.

The satellites that we currently rely on or may rely on in the future have minimum design lives, but could fail or suffer reduced capacity before then.

The usefulness of the satellites upon which we currently rely and may rely on in the future is limited by each satellite’s minimum design life. For example, the satellites through which we will provide Ku-band service have minimum design lives ranging from 10 to 15 years. Our ability to offer in-flight connectivity outside North America and alleviate capacity constraints throughout our network depends on the continued operation of the satellites or any replacement satellites, each of which has a limited useful life. We can provide no assurance, however, as to the actual operational lives of those or future satellites, which may be shorter than their design lives, nor can we provide assurance that replacement satellites will be developed, authorized or successfully deployed.

In the event of a failure or loss of any of these satellites, our satellite service providers may relocate another satellite and use it as a replacement for the failed or lost satellite, which could have an adverse effect on our business, financial condition and results of operations. Such a relocation may require regulatory approval, including through, among other things, a showing that the replacement satellite would not cause additional interference compared to the failed or lost satellite. We cannot be certain that our satellite service provider could obtain such regulatory approval. In addition, we cannot guarantee that another satellite will be available for use as a replacement for a failed or lost satellite, or that such relocation can be accomplished without disrupting or otherwise adversely impacting our business.

Satellites that are not yet in service are subject to construction and launch related risks.

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites and to obtain other launch opportunities. Construction and launch delays, including any delay in the launch of satellites intended to support Inmarsat’s Ka-band Global Xpress satellite service or the launch of the satellite scheduled to replace one of the satellites we currently plan to utilize to provide Ku-band satellite service, could materially and adversely affect our ability to generate revenues.

Risks Related to Our Business and Industry

If our efforts to retain and attract customers are not successful, our revenue will be adversely affected.

We currently generate substantially all of our revenue from sales of services, some of which are on a subscription basis, and equipment. We must continue to retain existing subscribers and attract new and repeat customers. If we are unable to effectively retain existing subscribers and attract new and repeat customers, our business, financial condition and results of operations would be adversely affected.

Unreliable service levels, lack of sufficient capacity, uncompetitive pricing, lack of availability, security risk and lack of related features of our equipment and services are some of the factors that may adversely impact our ability to retain existing customers and partners and attract new and repeat customers. In our CA business, if consumers are able to satisfy their in-flight entertainment needs through activities other than broadband internet access, at no or lower cost, they may not perceive value in our products and services. If our efforts to satisfy and retain our existing customers and subscribers are not successful, we may not be able to continue to attract new customers through word-of-mouth referrals. Any of these factors could cause our customer growth rate to fall, which would adversely impact our business, financial condition and results of operations. In addition, our contracts with airline partners from which derive a majority of our CA business revenue allow for termination rights if the percentage of passengers using Gogo Connectivity aboard their flights falls below certain thresholds.

The demand for in-flight broadband internet access service may decrease or develop more slowly than we expect. We cannot predict with certainty the development of the U.S. or international in-flight broadband internet access market or the market acceptance for our products and services.

Our future success depends upon growing demand for in-flight broadband internet access services, which is inherently uncertain. We have invested significant resources towards the roll-out of new service offerings, which represent a substantial part of our growth strategy. We face the risk that the U.S. and international markets for in-flight broadband internet access services may decrease or develop more slowly or differently than we currently expect, or that our services, including our new offerings, may not achieve widespread market acceptance. We may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers.

Our business depends on the continued proliferation of Wi-Fi as a standard feature in mobile devices. The growth in demand for in-flight broadband internet access services also depends in part on the continued and increased use of laptops, smartphones, tablet computers, and other Wi-Fi enabled devices and the rate of evolution of data-intensive applications on the mobile internet. If Wi-Fi ceases to be a standard feature in mobile devices, if the rate of integration of Wi-Fi on mobile devices decreases or is slower than expected, or if the use of Wi-Fi enabled devices or development of related applications decreases or grows more slowly than anticipated, the market for our services may be substantially diminished.

We have incurred operating losses in every quarter since we launched the Gogo service and may continue to incur quarterly operating losses, which could negatively affect our stock price.

We have incurred operating losses in every quarter since we launched the Gogo service in August 2008, and we may not be able to generate sufficient revenue in the future to generate operating income. We also expect our costs to increase materially in future periods, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources on the continued roll-out of our technology roadmap and international expansion. The amount and timing of these costs are subject to numerous variables, and we may not complete the roll-out of our technology roadmap and international expansion prior to the time we have a need for additional funding. Such variables include, for our technology roadmap, the timely and successful roll-out of ATG-4 and Ku-band satellite service, and the timing of the roll-out of other technologies in the future, including Ka-band and other satellite technology, as well as costs incurred to develop and implement changes to ground and airborne software and hardware, costs associated with subsidizing our airline partners’ upgrades to ATG-4 or other contractually obligated upgrades to our connectivity services and, with respect to satellite technologies, the cost of obtaining satellite capacity. With respect to our international expansion, such variables may include, in addition to costs associated with satellite technology as discussed in the preceding sentence, costs incurred to modify our portal for international deployment, costs related to sales and marketing activities and administrative support functions and additional legal and regulatory expenses associated with operating in the international commercial aviation market. In addition, we expect to incur additional general and administrative expenses, including legal and accounting expenses, related to being a public company. These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business, it could adversely affect our financial condition and results of operations.

We may need additional financing to execute our business plan, which we may not be able to secure on acceptable terms, or at all.

We may require additional financing in the near or long term future to execute our business plan, including our technology roadmap, international or domestic expansion plans or other changes. Our success may depend on our ability to raise such additional financing on reasonable terms and on a timely basis. The amount and timing of our capital needs will depend in part on the extent of deployment of the Gogo service, the rate of customer penetration, the adoption of our service by airline partners and other factors set forth above that could adversely affect our business. Conditions in the economy and the financial markets may make it more difficult for us to obtain necessary additional capital or financing on acceptable terms, or at all. If we cannot secure sufficient additional financing, we may be forced to forego strategic opportunities or delay, scale back or eliminate additional service deployment, operations and investments or employ internal cost savings measures.

Increased costs and other demands associated with our growth could impact our ability to achieve profitability over the long term and could strain our personnel, technology and infrastructure resources.

We expect our costs to increase in future periods, which could negatively affect our future operating results. We continue to experience growth in our headcount and operations, which has placed significant demands on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our service offerings, the roll-out of the technology roadmap and other network enhancements and international expansion of our CA business, will require the outlay of significant operating and capital expenditures and will continue to place strains on our personnel, technology and infrastructure. Our success will depend in part upon our ability to contain costs with respect to growth opportunities. To successfully manage the expected growth of our operations, on a timely and cost-effective basis we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. In addition, as we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.

Adverse economic conditions may have a material adverse effect on our business.

Macro-economic challenges are capable of creating volatile and unpredictable environments for doing business. We cannot predict the nature, extent, timing or likelihood of any economic slowdown or the strength or sustainability of any economic recovery, worldwide, in the United States or in the airline industry. For many travelers, air travel and spending on in-flight internet access are discretionary purchases that they can eliminate in difficult economic times. Additionally, a weaker business environment may lead to a decrease in overall business travel, which has historically been an important contributor to our Gogo service revenue. In addition, continued deteriorating conditions may place market or political pressure on the customers that are served by our BA segment to cut costs including by reducing use of private aircraft.

These conditions may make it more difficult or less likely for customers to purchase our equipment and services. If economic conditions in the United States or globally deteriorate further or do not show improvement, we may experience material adverse effects to our business, cash flow and results of operations.

Our operating results may fluctuate unpredictably and may cause us to fail to meet the expectations of investors, adversely affecting our stock price.

We operate in a highly dynamic industry and our future quarterly operating results may fluctuate significantly. Our revenue and operating results may vary from quarter to quarter due to many factors, many of which are not within our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Further, it is difficult to accurately forecast our revenue, margin and operating results, and if we fail to match our expected results or the results expected by financial analysts or investors, the trading price of our common stock may be adversely affected.

In addition, due to generally lower demand for business travel during the summer months and holiday periods, and leisure and other travel at other times during the year, our quarterly results may not be indicative of results for the full year. Due to these and other factors, quarter-to-quarter comparisons of our historical operating results should not be relied upon as accurate indicators of our future performance.

If our marketing and advertising efforts fail to generate additional revenue on a cost-effective basis, or if we are unable to manage our marketing and advertising expenses, it could harm our results of operations and growth.

Our future growth and profitability, as well as the maintenance and enhancement of our important brands, including Gogo, will depend in large part on the effectiveness and efficiency of our marketing and advertising expenditures. We use a diverse mix of television, print, trade show and online marketing and advertising programs to promote our CA and BA businesses. Significant increases in the pricing of one or more of our marketing and advertising channels could increase our expenses or cause us to choose less expensive, but potentially less effective, marketing and advertising channels. In addition, to the extent we implement new marketing and advertising strategies, we may in the future have significantly higher expenses. We have incurred, and may in the future incur, marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not continue to result in increased revenue or generate sufficient levels of brand awareness. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace existing marketing and advertising channels with similarly effective channels, our marketing and advertising expenses could increase substantially, our customer levels could be affected adversely, and our business, financial condition and results of operations may suffer.

In addition, our expanded marketing efforts may increase our customer acquisition cost. For example, our decision to expand our international marketing and advertising efforts could lead to a significant increase in our marketing and advertising expenses. Any of these additional expenses may not result in sufficient customer growth to offset cost, which would have an adverse effect on our business, financial condition and results of operations.

Our possession and use of personal information and the use of credit cards by our customers present risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation.

Maintaining our network security is of critical importance because our online systems store confidential registered user, employee and other sensitive data, such as names, email addresses, addresses and other personal information. We depend on the security of our networks and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, our customer support providers and our other vendors. Unauthorized use of our, or our third-party service providers’, networks, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our customers. There can be no assurance that any security measures we, or third parties, take will be effective in preventing these activities. As a result of any such breaches, customers may assert claims of liability against us as a result of any failure by us to prevent these activities. Further, our in-cabin network operates as an open, unsecured Wi-Fi hotspot, and non-encrypted transmissions users send over this network may be vulnerable to access by users on the same plane. These activities may subject us to legal claims, adversely impact our reputation, and interfere with our ability to provide our services, all of which could have a material adverse effect on our business prospects, financial condition and results of operations.

Failure to protect confidential customer data or to provide customers with adequate notice of our privacy policies could also subject us to liabilities imposed by United States federal and state regulatory agencies or courts. For example, the FCC’s Customer Proprietary Network Information rules, applicable to our satellite-based BA offerings, require us to comply with a range of marketing and privacy safeguards. The Federal Trade Commission (“FTC”) could assert jurisdiction to impose penalties related to our Gogo Connectivity service if it found our privacy policies or security measures to be inadequate under existing federal law. We could also be subject to certain state laws that impose data breach notification requirements, specific data security obligations, or other consumer privacy-related requirements. Our failure to comply with any of these rules or regulations could have an adverse effect on our business, financial condition and results of operations.

Other countries in which we may operate or from which our services may be offered, including those in the European Union, also have certain privacy and data security requirements that may apply to our business, either now or in the future. These countries’ laws may in some cases be more stringent than the requirements in the United States. For example, European Union member countries have specific requirements relating to cross border transfers of personal information to certain jurisdictions, including to the United States. In addition, some countries have more strict consumer notice and/or consent requirements relating to personal information collection, use or sharing. Moreover, international privacy and data security regulations may become more complex. For example, the European Union is considering a draft proposed data protection regulation which, if enacted, may result in even more restrictive privacy-related requirements. Our failure to comply with other countries’ privacy or data security-related laws, rules or regulations could also have an adverse effect on our business, financial condition and results of operations.

In addition, all Gogo Connectivity customers use credit cards to purchase our products and services. Problems with our or our vendors billing software could adversely affect our customer satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment services. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition and results of operations could be adversely affected.

We depend upon third parties to manufacture equipment components, provide services for our network and install our equipment.

We rely on third-party suppliers for equipment components and services that we use to provide our ATG and satellite telecommunication Wi-Fi services. The supply of third party components and services could be interrupted or halted by a termination of our relationships, a failure of quality control or other operational problems at such suppliers or a significant decline in their financial condition. We also rely on a third party to provide the links between our data centers and our ground network. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services on a timely basis consistent with our schedule, our business prospects, financial condition and results of operations could be adversely affected.

In our CA business, installation and maintenance of our ATG and satellite equipment is performed by employees of third party service providers who are trained by us and, in a number of cases, our airline partners have the right to elect to have their own employees or a third-party service provider of their choice install our equipment directly. In our BA segment, installation of our equipment is performed by the OEMs or dealers who purchase our equipment. Having third parties or our customers install our equipment reduces our control over the installation process, including the timeliness and quality of the installation. If there is an equipment failure, including due to problems with the installation process, our reputation and our relationships with our customers could be harmed. The passenger jets operated by our airline partners are very costly to repair and therefore damages in any claims related to faulty installation could be material. Additionally, we may be forced to pay significant remediation costs to cover equipment failure due to installation problems and we may not be able to be indemnified for a portion or all of these costs.

We may fail to recruit, train and retain the highly skilled employees that are necessary to remain competitive and execute our growth strategy. The loss of one or more of our key personnel could harm our business.

Competition for key technical personnel in high-technology industries such as ours is intense. We believe that our future success depends in large part on our continued ability to hire, train, retain and leverage the skills of qualified engineers and other highly skilled personnel needed to maintain and grow our ATG and satellite networks and related technology and develop and successfully deploy our technology roadmap and new wireless telecommunications products and technology. We may not be as successful as our competitors at recruiting, training, retaining and utilizing these highly skilled personnel. In particular, we may have more difficulty attracting or retaining highly skilled personnel during periods of poor operating performance. Any failure to recruit, train and retain highly skilled employees could negatively impact our business and results of operations.

We depend on the continued service and performance of our key personnel, including Michael Small, our President and Chief Executive Officer. Such individuals have acquired specialized knowledge and skills with respect to Gogo and its operations. As a result, if any of these individuals were to leave Gogo, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. We do not maintain key man insurance on any of our officers or key employees. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

We believe our business depends on strong brands, and if we do not maintain and enhance our brand, our ability to gain new customers and retain customers may be impaired.

We believe that our brands are a critical part of our business. We collaborate extensively with our airline partners on the look and feel of the in-flight homepage that their passengers encounter when logging into the Gogo service in flight. In order to maintain strong relationships with our airline partners, we may have to reduce the visibility of the Gogo brand or make other decisions that do not promote and maintain the Gogo brand. In addition, many of our trademarks contain words or terms having a somewhat common usage and, as a result, we may have trouble registering or protecting them in certain jurisdictions, for example, the domain www.gogo.com is not owned by us. If we fail to promote and maintain the “Gogo®” brand, or if we incur significant expenses to promote the brands and are still unsuccessful in maintaining strong brands, our business prospects, financial condition and results of operations may be adversely affected.

Businesses or technologies we acquire could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have an adverse effect on our results of operations.

As part of our business strategy, we may engage in acquisitions of businesses or technologies to augment our organic or internal growth. We do not have any meaningful experience with integrating and managing acquired businesses or assets. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any future acquisition could involve numerous risks, including:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	use of cash to fund the acquisition or for unanticipated expenses;

•	limited market experience in new businesses;

•	exposure to unknown liabilities, including litigation against the companies we acquire;

•	additional costs due to differences in culture, geographical locations and duplication of key talent;

•	delays associated with or resources being devoted to regulatory review and approval;

•	acquisition-related accounting charges affecting our balance sheet and operations;

•	difficulty integrating the financial results of the acquired business in our consolidated financial statements;

•	controls in the acquired business;

•	potential impairment of goodwill;

•	dilution to our current stockholders from the issuance of equity securities; and

•	potential loss of key employees or customers of the acquired company.

In the event we enter into any acquisition agreements, closing of the transactions could be delayed or prevented by regulatory approval requirements, including antitrust review, or other conditions. We may not be successful in addressing these risks or any other problems encountered in connection with any attempted acquisitions, and we could assume the economic risks of such failed or unsuccessful acquisitions.

Difficulties in collecting accounts receivable could have a material effect on our results of operations.

The provision of equipment to our airline partners involves significant accounts receivable attributable to equipment receivables, which may not be settled on a timely basis. The large majority of our service revenue in our CA business is generated from credit card transactions and credit card accounts receivable are typically settled between one and three business days. Service and equipment revenues in our BA segment are directly billed to customers. Difficulties in enforcing contracts, collecting accounts receivables or longer payment cycles could lead to material fluctuations in our cash flows and could adversely affect our business, operating results and financial condition.

Expenses or liabilities resulting from litigation could adversely affect our results of operations and financial condition.

From time to time, we may be subject to claims or litigation in the ordinary course of our business, including for example, claims related to employment matters and class action lawsuits. Our operations are characterized by the use of new technologies and services across multiple jurisdictions that implicate a number of statutory schemes and a range of rules and regulations that may be subject to broad or creative interpretation, which may subject to us to litigation, including class action lawsuits, the outcome of which may be difficult to assess or quantify due to the potential ambiguity inherent in these regulatory schemes and/or the nascency of our technologies and services. Plaintiffs in these types of litigation may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages. In addition, costly and time consuming litigation could be necessary to enforce our existing contracts and, even if successful, could have an adverse effect on us. In addition, prolonged litigation against any airline partner, customer or supplier could have the effect of negatively impacting our reputation and goodwill with existing and potential airline partners, customers and suppliers.

Risks Related to Our Indebtedness

We and our subsidiaries may incur additional debt in the future, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities and reduce the value of your investment.

As of December 31, 2013, we had $240.8 million of debt outstanding under the amended senior secured credit facility (“Amended Senior Term Facility”). Subject to certain limitations set forth in the Amended Senior Term Facility, we or our subsidiaries may incur additional debt in the future, which could increase the risks described below and lead to other risks. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

•	our ability to satisfy obligations to lenders may be impaired, resulting in possible defaults on and acceleration of our indebtedness;

•	our ability to obtain additional financing for refinancing of existing indebtedness, working capital, capital expenditures, including costs associated with our international expansion, product and service development, acquisitions, general corporate purposes and other purposes may be impaired;

•	a substantial portion of our cash flow from operations could be used to repay the principal and interest on our debt;

•	we may be increasingly vulnerable to economic downturns and increases in interest rates;

•	our flexibility in planning for and reacting to changes in our business and the markets in which we operate may be limited; and

•	we may be placed at a competitive disadvantage relative to other companies in our industry.

Our Amended Senior Term Facility contains financial and operating covenants and restrictions that limit our operations and could lead to adverse consequences if we fail to comply with them.

The Amended Senior Term Facility contains certain financial and operating covenants and other restrictions relating to, among other things, limitations on indebtedness (including guarantees of additional indebtedness) and liens, mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, dividends and other restricted payments, repurchase of shares of capital stock and options to purchase shares of capital stock and certain transactions with affiliates. Additionally, depending on the leverage ratio of our BA segment, up to 50% of that segment’s annual excess cash flow may be required to be used to repay principal under the Amended Senior Term Facility and, as a result, will not be available for investment in our business, including required expenditures and investments in our CA-NA or CA-ROW segments.

Failure to comply with these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of additional indebtedness or changes in general economic conditions, which may be beyond our control. The breach of any of these covenants or restrictions could result in a default under the Amended Senior Term Facility that would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay such amounts, lenders having secured obligations could proceed against the collateral securing these obligations. The collateral includes the capital stock of our domestic subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our and our subsidiaries’ other tangible and intangible assets, subject in each case to certain exceptions. This could have serious consequences on our financial condition and results of operations and could cause us to become bankrupt or otherwise insolvent. In addition, these covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our business and stockholders.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amended Senior Term Facility” for additional information about the financial and operating covenants set forth in the Amended Senior Term Facility and also the Amended Senior Term Facility generally.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our debt outstanding under the Amended Senior Term Facility bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms, or at all.

We have historically relied primarily on private placements of our equity securities to fund our operations, capital expenditures and expansion and, most recently, we obtained debt financing and through our recent IPO, equity financing, to fund a portion of our operations. The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms or at all or our operating cash flow may be insufficient to satisfy our financial obligations under the indebtedness outstanding from time to time. The terms of additional financing may limit our financial and operating flexibility. Our ability to satisfy our financial obligations will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. Furthermore, if financing is not available when needed, or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Risks Relating to Our Common Stock

The price of our common stock may be volatile and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering (IPO), which occurred on June 21, 2013 and in which shares of common stock were sold at a price of $17.00 per share. From the IPO date through February 28, 2014, the price of our common stock has ranged from a low of $9.71 per share to a high of $35.77 per share. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate widely in response to various factors, many of which are beyond our control. They include:

•	airline industry or general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	changes in technology or customer usage of Wi-Fi and internet broadband services;

•	any inability to timely and efficiently roll out our technology roadmap;

•	any inability to sufficiently execute our international growth strategy;

•	any inability to obtain satellite service on commercially reasonable terms or at all, currently and in the future, including Ka-band satellite service;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	action by institutional stockholders or other large stockholders, including future sales;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

•	developments or disputes concerning patents or proprietary rights, including increases or decreases in litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants;

•	failure to complete significant sales;

•	any future sales of our common stock or other securities;

•	renewal of our FCC license; and

•	additions or departures of key personnel.

In addition, the stock markets have experienced extreme price and volume fluctuations in recent years that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many such companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market following this offering, or the perception that these sales could occur, could cause the market price of our common stock to decline.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation, settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts covering Gogo downgrade our stock or publish misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Our significant stockholder could exert influence over our company, and if the ownership of our common stock continues to be concentrated, or becomes more concentrated in the future, it could prevent our other stockholders from influencing significant corporate decisions.

As of December 31, 2013, Oakleigh Thorne and the entities affiliated with Mr. Thorne (“Thorne Entities”) beneficially own approximately 29% of the outstanding shares of our common stock. As a result, the Thorne Entities will be able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

The interests of the Thorne Entities may conflict with the interests of our other stockholders. Our corporate governance guidelines address potential conflicts between a director’s interests and our interests, and our code of business conduct, among other things, requires our employees and directors to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or the interests of Gogo Inc. and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These corporate governance guidelines and code of business ethics do not, by themselves, prohibit transactions with the Thorne Entities.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as Nasdaq rules, require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We have hired additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

In particular, beginning with the year ending December 31, 2014, we will be required under the Sarbanes Oxley Act to document and test the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting. In addition, we are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to maintain effective controls or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, Nasdaq, or other regulatory authorities.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure and other requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting and other requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest of (a) the last day of our fiscal year following the fifth anniversary of the IPO; (b) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (d) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we (1) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (2) have been required to file annual, quarterly and current reports under the Securities Exchange Act of 1934 for a period of at least 12 calendar months, and (3) have filed at least one annual report pursuant to the Securities Act of 1934. As a result, we may qualify as an emerging growth company until as late as December 31, 2018.

Under Section 102(b) of the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Pursuant to Section 107(b) of the Jumpstart Our Business Startups Act, we have irrevocably elected to “opt out” of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We could be the subject of securities class action litigation due to future stock price volatility, which could divert management’s attention and adversely affect our results of operations.

The stock market in general, and market prices for the securities of technology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations in which the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a similar lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

Anti-takeover provisions in our charter documents and Delaware law, and certain provisions in our existing and any future credit facility could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. These provisions include:

•	Authorization of the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•	Establishment of a classified Board of Directors, as a result of which our board will be divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting;

•	A requirement that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	A provision that vacancies on the Board of Directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;

•	A limitation on who may call special meetings of stockholders;

•	A prohibition on stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; and

•	A requirement of supermajority stockholder voting to effect certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. In addition, our current credit facility with Alaska Airlines has, and other credit facilities we may enter into in the future may have, covenants that restrict our rights to engage in certain change of control transactions.

Our amended and restated certificate of incorporation and amended and restated bylaws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and growth of our business, and we do not expect to declare and pay any dividends on our common stock for the foreseeable future. In addition, the operations of Gogo Inc. are conducted almost entirely through its subsidiaries. Accordingly, to the extent that we determine to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Furthermore, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

Our corporate charter and bylaws include provisions limiting ownership by non-U.S. citizens, including the power of our board of directors to redeem shares of our common stock from non-U.S. citizens.

The Communications Act and FCC regulations impose restrictions on foreign ownership of FCC licensees, as described in the above risk factor, “If we fail to comply with the Communications Act and FCC regulations limiting ownership and voting of our capital stock by non-U.S. persons we could lose our FCC license.” Our corporate charter and bylaws include provisions that permit our board of directors to take certain actions in order to comply with FCC regulations regarding foreign ownership, including but not limited to, a right to redeem shares of common stock from non-U.S. citizens at prices at or below fair market value. Non-U.S. citizens should consider carefully the redemption provisions in our certificate of incorporation prior to investing in our common stock.

These restrictions may also decrease the liquidity and value of our stock by reducing the pool of potential investors in our company and making the acquisition of control of us by third parties more difficult. In addition, these restrictions could adversely affect our ability to attract equity financing or consummate an acquisition of a foreign entity using shares of our capital stock.

Regulations related to conflict minerals may force us to incur additional expenses and may make our supply chain more complex.

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which will require us to diligence, disclose and report whether or not our products contain certain minerals and metals, known as “conflict minerals.” The implementation of these new requirements could adversely affect the sourcing, availability and pricing of certain of the materials used in the manufacture of components in our products and equipment. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Currently, we currently lease approximately 162,285 square feet for our CA business and corporate headquarters in Itasca, Illinois, which includes 100,525 square feet under a lease agreement that expires on February 29, 2020 and 61,760 square feet under a sublease agreement that expires on August 31, 2016. In the fourth quarter of 2013, we signed a lease to move our corporate headquarters to Chicago, Illinois, under a lease agreement that expires in 2028 for approximately 232,000 square feet of space. We also lease approximately 25,888 square feet for our CA manufacturing facility in Bensenville, Illinois under a lease agreement that expires on August 31, 2019. Additionally, our lease for our BA business in Broomfield, Colorado is currently 55,354 square feet under a lease agreement that expires on September 30, 2015. In January of 2014, we entered into a new twelve year lease to move our BA business to a new location in Broomfield, Colorado, which is approximately 111,900 square feet. We believe our new facilities will be adequate for the foreseeable future.

Item 3.	Legal Proceedings

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

On October 4, 2012, James Stewart filed suit against us in the United States District Court for the Northern District of California on behalf of putative classes of national purchasers and a subclass of California purchasers of our service, alleging claims for monopolization and exclusive dealing under the federal antitrust laws and California state antitrust and unfair practices laws related to the Gogo service offered through our domestic commercial airline partners. In February 2014, the court denied our motion to dismiss the suit. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe that we have strong defenses and intend to continue to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

On February 12, 2014, Go Go Techs, Inc. filed suit against us in the United States District Court for the Central District of California for alleged infringement of common law trademarks and alleged violations of federal and state unfair competition and other laws. The plaintiff seeks cancellation of our trademark registration for the mark “Gogo” as well as unspecified damages and injunctive relief. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

On February 13, 2014, Carucel Investments, LP filed suit against us in the United States District Court for the Southern District of Florida alleging infringement of several patents in the field of mobile communication systems and seeking unspecified damages and injunctive relief. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

On February 25, 2014, Adam Berkson filed suit against us in the United States District Court for the Eastern District of New York, on behalf of putative classes of national purchasers and a subclass of New York purchasers of our connectivity service, alleging claims that we violated New York and other consumer protection laws, as well as an implied covenant of good faith and fair dealing, by misleading consumers about recurring charges for our service. The suit seeks unspecified damages. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “GOGO” since June 21, 2013. Prior to that time, there was no public market for our common stock. The following table sets forth for the indicated periods the high and low intra-day sales prices per share for our common stock on the NASDAQ.

	High	Low
Second quarter 2013	$16.72	$13.61
Third quarter 2013	$19.80	$9.71
Fourth quarter 2013	$35.77	$15.46

Holders of Record

As of February 28, 2014, there were 140 stockholders of record of our common stock, and the closing price of our common stock was $24.82 per share as reported on the NASDAQ. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. In addition, our credit facilities contain restrictions on our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenants” and Note 9, “Long-Term Debt and Other Liabilities” to our consolidated financial statements for the year ended December 31, 2013 included elsewhere in this Annual Report on Form 10-K.

Purchases of Equity Securities

None.

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Registered Securities

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Performance

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Gogo, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Nasdaq Composite Index (“NASDAQ Composite”) for the period from June 21, 2013 (the date our common stock commenced trading on the NASDAQ) through December 31, 2013, the last trading day of 2013. The graph assumes that $100 was invested at the market close on June 21, 2013 in our common stock, the S&P 500 and the NASDAQ Composite and assumes reinvestments of dividends, if any. The graph also assumes that the price of our common stock on June 21, 2013 was the initial public offering price of $17.00 per share. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	Selected Financial Data

The following tables present selected historical financial data as of and for the periods indicated. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K.

The consolidated statement of operations data and other financial data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data and other financial data for the years ended December 31, 2009 and 2010 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data (1):
Revenue:
Service revenue	$250,381	$167,067	$103,918	$58,341	$15,626
Equipment revenue	77,743	66,448	56,238	36,318	21,216

Total revenue	328,124	233,515	160,156	94,659	36,842

Total operating expenses (2)	372,791	260,952	193,980	171,620	147,678

Operating loss (2)	(44,667)	(27,437)	(33,824)	(76,961)	(110,836)
Other (income) expense:
Interest expense	29,272	8,913	280	37	30,067
Fair value derivative adjustments	36,305	(9,640)	(58,740)	33,219	—
Loss on extinguishment of debt	—	—	—	—	1,577
Write off of deferred equity financing costs	—	5,023	—	—	—
Interest income and other	(62)	(55)	(32)	(98)	(214)

Total other (income) expense	65,515	4,241	(58,492)	33,158	31,430

Income (loss) before income tax provision	(110,182)	(31,678)	24,668	(110,119)	(142,266)
Income tax provision	1,107	1,036	1,053	3,260	—

Net income (loss)	(111,289)	(32,714)	23,615	(113,379)	(142,266)
Class A and Class B senior convertible preferred stock return	(29,277)	(52,427)	(31,331)	(18,263)	—
Accretion of preferred stock	(5,285)	(10,499)	(10,181)	(8,501)	—

Net loss attributable to common stock (3)	$(145,851)	$(95,640)	$(17,897)	$(140,143)	$(142,266)

Net loss per share attributable to common stock (4)(5)
Basic	$(3.05)	$(14.07)	$(2.63)	$(20.62)	$(20.93)
Diluted	$(3.05)	$(14.07)	$(2.63)	$(20.62)	$(20.93)
Weighted average shares used in computing net loss attributable to common stock (5)
Basic	47,832	6,798	6,798	6,798	6,798
Diluted	47,832	6,798	6,798	6,798	6,798

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$266,342	$112,576	$42,591	$18,883	$68,452
Working capital (6)	212,000	76,031	31,314	12,459	52,162
Total assets	689,000	432,115	285,636	236,940	274,849
Indebtedness and long-term capital leases, net of current portion	238,638	131,679	2,224	2,000	—
Total liabilities	418,810	263,514	87,846	113,928	61,126
Convertible preferred stock (7)	—	614,378	551,452	453,385	405,567
Total Stockholders’ equity (deficit) (7)	270,190	(445,777)	(353,662)	(330,373)	(191,844)

(1)	Prior to December 31, 2009, we operated as a limited liability company under the name AC HoldCo LLC. AC HoldCo LLC was formed as a Delaware limited liability company on March 20, 2006. During 2006, Aircell, Inc. and AC HoldCo LLC entered into a series of agreements to pursue the FCC license governing our ATG spectrum and to provide capital to develop and operate our ATG network. On January 31, 2007, Aircell, Inc. converted to a limited liability company (Aircell LLC) and was acquired by AC HoldCo LLC.
(2)	Includes depreciation and amortization expense of $55.5 million, $36.9 million, $32.7 million, $31.0 million and $21.9 million for each of the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(3)	Prior to December 31, 2009, we operated as a limited liability company under the name AC HoldCo LLC. The net loss was attributable to members of AC HoldCo LLC for the years ended December 31, 2008 and 2009. Total equity (deficit) as of December 31, 2008 was attributable to members of AC HoldCo LLC.
(4)	Does not reflect 821,411 shares of common stock issued to AC Management LLC, an affiliate of the Company whose units were owned by members of our management. In December 2013, AC Management LLC distributed such shares of common stock to its unit holders. Gogo Inc. is the managing member of AC Management LLC, and thereby controlls AC Management LLC, and as a result AC Management LLC is consolidated into our consolidated financial statements. As a result of such consolidation, the common shares previously held by AC Management LLC were not considered outstanding for purposes of our consolidated financial statements, including net loss per share attributable to common stock. AC Management LLC will be dissolved in 2014.
(5)	Amounts have been adjusted to reflect a 103-for-1 split of our common stock effected on June 17, 2013.
(6)	We define working capital as total current assets less current liabilities.
(7)	On June 20, 2013, we priced our Initial Public Offering (“IPO”) of 11,000,000 shares of our common stock and such shares began trading on the NASDAQ Global Select Market on June 21, 2013. The public offering price of the shares sold in the offering was $17.00 per share. Upon consummation of the IPO, all outstanding shares of convertible preferred stock converted into 66,235,473 shares of common stock. As a result of the conversion of the convertible preferred stock to common stock the value of the convertible preferred stock was transferred to stockholders’ equity (deficit).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained in this Annual Report on Form 10-K.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended December 31. See “—Results of Operations.”

Company Overview

Gogo Inc. is the world’s leading provider of in-flight connectivity with the largest number of online aircraft in service and a pioneer in wireless digital entertainment and other services in the commercial and business aviation markets. Effective January 1, 2013, we realigned our business into the following three segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA.” We previously reported three segments: commercial aviation, or CA, International and BA. The realignment is intended to better align our reporting structure to the way in which we manage our business. The BA segment was not impacted by the realignment. Prior period segment disclosures have been restated to conform to the current year presentation.

Services provided by our CA-NA business include Gogo Connectivity, which allows passengers to connect to the internet from their personal Wi-Fi-enabled devices, Gogo Vision, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices, and Gogo Signature Services, which include a broad range of customizable, targeted content, advertising and e-commerce services. Such services are provided by the CA-NA business to commercial airline passengers flying routes that generally begin and end within North America, which for this purpose includes the continental United States (including Alaska), Canada and Mexico. Through our CA-ROW business, we intend to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international flights of North American based commercial airlines. This includes routes that begin and/or end outside of North America (as defined above) for which our international service will be provided. Our CA-ROW business is in the start-up phase as we initiated our international expansion efforts in the first quarter of 2012. Our BA business sells equipment for in-flight connectivity and telecommunications and provides in-flight internet connectivity and other voice and data communications services to the business aviation market. BA services include Gogo Biz, our in-flight broadband service that utilizes both our ATG network and our ATG spectrum, and satellite-based voice and data services through our strategic alliances with satellite companies.

Recent Developments

On April 4, 2013, we borrowed $113.0 million (the “New Borrowing”) under an amendment to the Credit Agreement governing our existing Senior Term Facility, dated as of June 21, 2012, among Gogo Intermediate Holdings LLC (“GIH”), Aircell Business Aviation Services LLC (“ABAS”) and Gogo LLC, as borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We refer to our existing Senior Term Facility, as so amended, as the “Amended Senior Term Facility.” The amendment increased the size of our Senior Term Facility from $135.0 million to $248.0 million. We received net cash proceeds from the New Borrowing of $103.0 million following the payment of debt issuance fees of

$10.0 million. We are using the proceeds from the New Borrowing for general corporate purposes, including upgrading certain of our airline partners to ATG-4 technology and funding our international expansion to the extent permitted by the Amended Senior Term Facility. See “—Liquidity and Capital Resources” for additional information regarding the Amended Senior Term Facility.

On June 20, 2013, we priced our Initial Public Offering (“IPO”) of 11,000,000 shares of our common stock, and such shares began trading on the NASDAQ Global Select Market on June 21, 2013. The public offering price of the shares sold in the offering was $17.00 per share, which provided $173.9 million of proceeds, net of underwriter commissions and other costs associated with the IPO.

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

In early October 2013, we launched a variety of new services and equipment for BA customers. These services include, among others: Gogo Text & Talk, which allows passengers to place and receive voice calls and send and receive texts in-flight using their personal devices and their own mobile numbers, ATG 2000, which is a scaled-down version of our ATG system that targets business aviation customers flying smaller jets and turbo-prop aircraft, Gogo Vision, the first turnkey inflight entertainment solution for business aviation, and UCS 5000, business aviation’s first all-in-one smart router and media service.

In December 2013, we entered into a non-binding memorandum of understanding with AeroMexico to provide in-flight connectivity service and Gogo Vision on at least 75 aircraft, with the first installation targeted for the fourth quarter of 2014.

Factors and Trends Affecting Our Results of Operations

We believe our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	the costs associated with implementing, and our ability to implement on a timely basis, our technology roadmap, including the need for additional cell sites in our ATG network, upgrades and installation of our ATG-4 technology, the roll-out of our satellite service, including hybrid technology solutions that are in part dependent on our satellite service, such as our GTO offering, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	the costs associated with and our ability to execute our international expansion, including modification to our network to accommodate satellite technology, compliance with applicable foreign regulations and expanded operations outside of the U.S.;

•	the pace and extent of adoption of the Gogo service for use on international commercial aircraft by our current North American airline partners and new international airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our airline partners;

•	the economic environment and other trends that affect both business and leisure travel;

•	the extent of customers’, airline partners’ and other aircraft operators’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide and changes in technology;

•	the continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in laws, regulations, and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the U.S., obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, and expand our service offerings;

•	changes in laws, regulations and interpretations affecting aviation, including in particular changes that impact the design of our equipment and our ability to obtain required certifications for our equipment; and

•	our ability to obtain required foreign telecommunications, aviation and other licenses and approvals necessary for our international operations.

Summary Financial Information

Consolidated revenue was $328.1 million, $233.5 million and $160.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the CA-NA segment had 2,032 commercial aircraft online as compared with 1,811 as of December 31, 2012. As of December 31, 2013, the BA segment had 5,165 aircraft online with Iridium satellite communications systems and 2,047 Gogo Biz systems online as compared with 5,030 and 1,455, respectively, as of December 31, 2012. The BA segment has sold equipment for 394 Inmarsat SwiftBroadband systems to business aviation customers since 2009. Additionally, the BA segment became a reseller of Inmarsat SwiftBroadband satellite service in 2013 and had 10 systems online as of December 31, 2013.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics for the CA-NA and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies and evaluate forward-looking projections.

Commercial Aviation North America

	For the Years Ended December 31,
	2013	2012	2011
Aircraft online	2,032	1,811	1,345
Average monthly service revenue per aircraft online (ARPA)	$8,375	$6,981	$5,980
Gross passenger opportunity (GPO) (in thousands)	294,709	250,354	192,074
Total average revenue per passenger opportunity (ARPP)	$0.67	$0.53	$0.43
Total average revenue per session (ARPS)	$10.40	$9.74	$9.01
Connectivity take rate	6.2%	5.3%	4.7%

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our ATG network equipment is installed and Gogo service has been made commercially available as of the last day of each period presented.

•	Average monthly service revenue per aircraft online (“ARPA”). We define ARPA as the aggregate service revenue for the period divided by the number of months in the period, divided by the number of aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Gross passenger opportunity (“GPO”). We define GPO as the estimated aggregate number of passengers who board commercial aircraft on which Gogo service has been available during the period presented. We calculate passenger estimates by taking the maximum capacity of flights with Gogo service, which is calculated by multiplying the number of flights flown by Gogo-equipped aircraft, as published by Air Radio Inc. (ARINC), by the number of seats on those aircraft, and adjusting the product by a passenger load factor for each airline, which represents the percentage of seats on aircraft that are occupied by passengers. Load factors are provided to us by our airline partners and are based on historical data.

•	Total average revenue per passenger opportunity (“ARPP”). We define ARPP as revenue from Gogo Connectivity, Gogo Vision, Gogo Signature Services and other service revenue for the period, divided by GPO for the period.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Gogo Connectivity divided by the total number of sessions during the period. A session, or a “use” of Gogo Connectivity, is defined as the use by a unique passenger of Gogo Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives or unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was less than 3% of the total number of sessions.

Business Aviation

	For the Years Ended December 31,
	2013	2012	2011
Aircraft online (1)
Satellite	5,175	5,030	4,733
ATG	2,047	1,455	860
Average monthly service revenue per aircraft online (1)
Satellite	$155	$133	$131
ATG	1,941	1,857	1,791
Units Shipped
Satellite	659	711	618
ATG	880	687	613
Average equipment revenue per unit shipped (in thousands)
Satellite	$40	$41	$39
ATG	55	51	48

(1)	Aircraft online and average monthly service revenue per aircraft online exclude the aircraft covered by contracts acquired from Airfone and the related revenue for the year ended December 31, 2013. With the exception of one customer whose Airfone service will continue through March 10, 2014, we terminated the Airfone service effective December 31, 2013.

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite service as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG service as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units shipped. We define units shipped as the number of satellite or ATG network equipment units, respectively, shipped during the period.

•	Average equipment revenue per satellite unit shipped. We define average equipment revenue per satellite unit shipped as the aggregate equipment revenue earned from all satellite shipments during the period, divided by the number of satellite units shipped.

•	Average equipment revenue per ATG unit shipped. We define average equipment revenue per ATG unit shipped as the aggregate equipment revenue from all ATG shipments during the period, divided by the number of ATG units shipped.

Key Components of Consolidated Statements of Operations

As noted above, effective January 1, 2013, we realigned our reporting segments into the following three segments: CA-NA, CA-ROW and BA. Our CA-ROW business is in the start-up phase as we initiated our international expansion efforts in the first quarter of 2012 and, as of December 31, 2013, this segment had generated minimal revenues. The following briefly describes certain key components of revenue for the CA-NA and BA segments and expenses for the CA-NA, BA and CA-ROW segments, as presented in our consolidated statements of operations.

Revenue:

We generate two types of revenue through each of our operating segments: service revenue and equipment revenue.

Commercial Aviation North America:

Service revenue. Service revenue for the CA-NA segment, which currently represents substantially all of the CA-NA segment revenue, is derived primarily from Gogo Connectivity related revenue through both retail and non-retail sales channels. Retail revenue is derived from purchases of individual sessions (which includes multiple individual session packages) and subscriptions (including both monthly and annual subscriptions). Non-retail revenue includes sponsorship revenue (Gogo Connectivity sold to third parties who sponsor free or discounted access to Gogo Connectivity to passengers), and revenue generated through our enterprise channel (such as Gogo Connectivity sold to customers through travel management companies), our roaming channel (Gogo Connectivity sold to ground based Wi-Fi internet providers or gateways who resell to their customers) and our wholesale channel (Gogo Connectivity sold to companies who in turn make Gogo Connectivity available through customer loyalty programs or as incentives for their direct customers). The CA-NA segment also generates revenue from Gogo Signature Services through third-party advertising fees and e-commerce revenue share arrangements. Additionally, we generate revenue from fees paid by passengers for access to entertainment content on Gogo Vision. Under the terms of agreements with each of our airline partners, we provide our Gogo Connectivity and Gogo Vision service directly to airline passengers and set the pricing for the service. Our customers remit payment directly to us and we remit a share of the revenue to the applicable airline. Although we expect to continue to derive a substantial majority of the CA-NA service revenue from Gogo Connectivity related revenue, we expect our revenue from Gogo Signature Services and Gogo Vision to increase in future periods. Starting in August 2013, we began offering operations oriented communications services, including facilitating credit card transactions on the aircraft of one of our airline partners.

Equipment revenue. We currently have three types of connectivity agreements with our airline partners. Equipment transactions under one form of agreement, which we have used with only one airline partner, qualify for sale treatment due to the specific provisions of the agreement. The remaining two types of connectivity agreements are treated as operating leases of space for our equipment on the aircraft. Under these two types of agreements, the equipment is included in property and equipment, net, on our consolidated balance sheets and the upfront payments made by the airlines for such equipment are not included in equipment revenue in our consolidated statements of operations but are instead recorded on the balance sheet as deferred airborne lease incentives. See “—Cost of Service Revenue” below for further information regarding these two forms of connectivity agreements.

Business Aviation:

Service revenue. Service revenue for the BA segment is principally derived from subscription fees paid by aircraft owners and operators for telecommunication and data services that include Gogo Biz in-flight broadband internet access using our ATG network and satellite-based services that we resell.

Equipment revenue. Equipment revenue for the BA segment is derived from the sale of ATG and satellite-based telecommunication equipment to original equipment manufacturers of aircraft (“OEMs”) and a network of aftermarket dealers who are certified by the Federal Aviation Administration (“FAA”) to install avionics on business aircraft, including aircraft used in the fractional jet market. Additionally in 2013 we began selling the Gogo Text & Talk product which is used with our ATG telecommunication equipment.

Cost of Service Revenue:

Commercial Aviation North America:

Cost of service revenue for the CA-NA segment includes network operations, revenue share, and transactional costs.

Network operations costs are the costs of operating and maintaining our ATG network, including backhaul, site leases, cell site operations, data centers, network operations center, network technical support, aircraft operations, component assembly and portal maintenance. A significant portion of our network operations costs are relatively fixed in nature and do not fluctuate directly with revenue. Additionally, commencing August 14, 2012, the CA-NA segment includes expenses related to our licensing of Canadian ATG spectrum.

Revenue share consists of payments made to our airline partners under our connectivity agreements. Under one type of connectivity agreement we maintain legal title to our equipment and no payments in respect of such equipment are made to us by our airline partners. Under these agreements, the initial revenue share percentages earned by our airline partners for Gogo Connectivity-related revenue are below our standard rates. Upon the occurrence of stipulated triggering events, such as the passage of time or the achievement of certain revenue or installation thresholds, the revenue share percentage increases to a contractually agreed upon rate in line with our standard rates. Under the second, more prevalent type of connectivity agreement, our airline partners make an upfront payment for our ATG equipment and take legal title to such equipment. Under these agreements, the revenue share percentage earned by our airline partners is in line with our standard rates throughout the term of the agreement. Upfront payments made pursuant to these agreements are accounted for as deferred airborne lease incentives which are amortized on a straight-line basis as a reduction of cost of service revenue over the term of the agreement. We expect the share of our connectivity agreements under which our airline partners make an upfront payment for our ATG and satellite equipment to increase going forward as this type of connectivity agreement is the primary type we are currently offering to prospective and existing North American airline partners that wish to expand the Gogo service into additional fleets. In addition to the revenue share percentage for Gogo Connectivity-related revenue, many of our agreements delineate negotiated revenue share percentages to be earned by our airline partners for revenue derived from Gogo Vision and Gogo Signature Services. These revenue share percentages vary by airline partner, but are generally higher than the revenue share percentages paid to our airline partners for Gogo Connectivity.

Transactional costs include billing costs and transaction fees incurred internally and charged by third-party service providers.

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

Commercial Aviation Rest of World:

Cost of service revenue for the CA-ROW segment primarily consists of satellite network costs related to the establishment of our global satellite network.

Cost of Equipment Revenue:

Our cost of equipment for each of the CA-NA, BA and CA-ROW segments primarily consists of the purchase costs for component parts used in the manufacture of our equipment and, for the BA segment, production, technical support and quality assurance costs associated with the equipment sales.

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

Sales and Marketing Expenses:

Commercial Aviation North America and Rest of World:

Sales and marketing expenses for the CA-NA and CA-ROW segments consist primarily of costs associated with cultivating our relationships with our airline partners and attracting additional passengers as Gogo customers. Sales and marketing activities related to the airlines include contracting with new airlines to offer Gogo service on their aircraft, contracting to add additional aircraft operated by our existing airline partners to the Gogo-installed fleet, joint marketing of the Gogo service with our airline partners, program management related to Gogo service launches and trade shows. Sales and marketing activities related to our Gogo customers include advertising and marketing campaigns and promotions as well as customer service related activities and product management.

Business Aviation:

Sales and marketing expenses for the BA segment consist of costs associated with activities related to customer sales (including sales commissions), advertising and promotions, product management, trade shows, and customer service support related activities. Customer service provides support to end users.

General and Administrative Expenses:

For both the CA-NA and BA segments, general and administrative expenses include staff and related operating costs of the business support functions, including the finance and accounting, legal, human resources, administrative, information technology and executive groups. Starting in January 2012, we began allocating to our BA and CA-ROW segments certain corporate operating expenses included in the CA-NA segment but shared by our CA-NA, BA and CA-ROW segments. We did not allocate these expenses prior to January 2012 because they were not deemed material.

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

Segment Profit (Loss)

We measure our segments’ performance on the basis of segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, and certain non-cash charges (including amortization of deferred airborne lease incentives, stock compensation expense, the write off of deferred equity financing costs, and, for periods prior to the IPO: fair value derivative adjustments, Class A and Class B Senior Convertible Preferred Stock return, and accretion of preferred stock).

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related exposures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. In some instances, we could reasonably use different accounting estimates, and in some instances results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates. For a discussion of our significant accounting policies to which many of these critical estimates relate, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

Long-Lived Assets:

Our long-lived assets (other than goodwill and indefinite-lived assets which are separately tested for impairment) are evaluated for impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We evaluate long-lived assets for impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If the future net undiscounted cash flows are less than the carrying value, we then calculate an impairment loss. The impairment loss is calculated by comparing the long-lived assets carrying value with the estimated fair value, which may be based on estimated future discounted cash flows. We would recognize an impairment loss by the amount the long-lived asset’s carrying value exceeds the estimated fair value. If we recognize an impairment loss, the adjusted balance becomes the new cost basis and is depreciated (amortized) over the remaining useful life of the asset.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and long-lived asset fair values, including forecasting useful lives of the long-lived assets and selecting discount rates.

We do not believe there is a reasonable likelihood that there will be a material change in the nature of the estimates or assumptions we use to calculate our potential long-lived asset impairment losses. However, if actual results are not consistent with our assumptions used, we could experience an impairment triggering event and be exposed to losses that could be material.

Indefinite-Lived Assets:

We have two indefinite-lived intangible assets, our FCC spectrum licenses. Indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually or whenever events indicate that the carrying amount of such assets may not be recoverable. We perform our annual impairment test during the fourth quarter of each fiscal year. In determining which approach was most appropriate, we considered the cost approach, market approach and income approach. We determined that the income approach, utilizing the Greenfield method, is the most appropriate way to value our indefinite-lived assets.

For the Greenfield method we estimate the value of our FCC spectrum licenses by calculating the present value of the cash flows of a hypothetical new market participant whose only assets are such licenses to determine the enterprise value of the entire company. It includes all necessary costs and expenses to build the company’s infrastructure during the start-up period, projected revenue, and cash flows once the infrastructure is completed. Since there are no corroborating data available in the market place that would demonstrate a market participant’s experience in setting up an “air-to-ground” business, we utilized our historic results and future projections as the basis for the application of the Greenfield method. We followed the traditional discounted cash flow method, calculating the present value of a new market participant’s estimated debt free cash flows.

Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future projected cash flows and estimated growth rates and discount rates, as well as new market participant assumptions. Estimates of future projected cash flows used in connection with the discounted cash flow analysis were consistent with the plans and estimates that we used to manage the business, although there was inherent uncertainty in these estimates. The discount rate used in the calculation was based on our weighted average cost of capital. The beta used in the calculation was based on the weighted average betas of peer companies

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate the fair value of our indefinite-lived intangible assets. However, if actual results are not consistent with our assumptions used, we could be exposed to losses that could be material. At the 2013 annual impairment test date, our conclusion that there was no indication of impairment would not have changed had the test been conducted assuming: 1) a 100 basis point increase in the discount rate used to discount the aggregated estimated cash flows of the assets to their net present value in determining the assets’ estimated fair value (without any change in the aggregate estimated cash flows), or 2) a 100 basis point decrease in the terminal growth rate (without a change in the discount rate used). The fair value of the FCC spectrum licenses exceeded their carrying value by more than 300%.

Derivative Liabilities and Fair Value Derivative Adjustments:

Prior to our IPO, our then outstanding Class A Preferred Stock and Junior Preferred Stock included features that qualify as embedded derivatives. The embedded derivatives were bifurcated from the host contract and separately accounted for as derivative liabilities. As derivative liabilities, these features were required to be initially recorded at the fair value on the date of issuance and marked to fair value at the end of each reporting period. The fair value of the Company’s preferred stock, common stock and embedded derivatives through March 31, 2013 was historically determined on a quarterly basis by management with input from an independent third-party valuation specialist. We determined the fair value of the embedded derivatives utilizing methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the AICPA Practice Aid. The fair value of the derivatives was estimated using a probability-weighted expected return method (“PWERM”). Under the PWERM, the value of all of our various equity securities, including the embedded derivatives, was estimated based upon an analysis of expected future values at the time of a liquidity event, including an IPO and a sale of the Company. The estimated fair value of the embedded derivatives was based upon the probability-weighted present value of the expected value of our various equity securities at the time of a future IPO or sale of the Company, as well as the rights of each class of security. The scenarios included in the PWERM analysis reflected the possible different levels of financial performance as a result of varying the timing and pace of market acceptance for the Gogo service, as well as overall market conditions and varying the timing of any potential IPO or sale of the Company. For each scenario of the PWERM our enterprise value at the time of the future liquidity event was estimated under the income approach using a discounted cash flow analysis. The business assumptions underlying each of the discounted cash flow scenarios were consistent with the plans and estimates that we used at the time of valuation to manage the business, although there was inherent uncertainty in these estimates.

The PWERM and the discounted cash flow analyses underlying each scenario represented Level 3 unobservable inputs. The PWERM and the income approach were deemed to best represent the valuation models investors would likely use in valuing us. Our derivative liabilities contain uncertainties because they required management to make assumptions and to use its judgment to estimate the following inputs into our PWERM model (listed in order of significance): projected future cash flows; discount rate; discount for the lack of marketability; and timing and probability of potential liquidity events.

For the years ended December 31, 2012 and 2011 we recorded $9.6 million and $58.7 million, respectively, of other income associated with the fair value derivative adjustments driven by an increase in our estimated enterprise value.

For additional information please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2012 and 2011 included in our Prospectus filed with the Securities and Exchange Commission on June 24, 2013 pursuant to Rule 424(b) under the Securities Act of 1933 (our “Prospectus”).

As noted above the liquidation preference associated with our Class A Senior Convertible Preferred Stock was considered an embedded derivative as it provided for a minimum return upon a Deemed Liquidation Event, such as an IPO. Upon consummation of our IPO in June 2013, 2,135,602 common shares were issued in connection with the liquidation preference minimum return. As the public offering price of the shares sold in the offering was $17.00 per share, the value of the liquidation preference was $36.3 million, which we believe constitutes Level 2 observable inputs.

Share-Based Compensation:

We account for stock-based compensation based on the grant date fair value of the award. We recognize this cost as an expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are estimated based on our historical analysis of attrition levels, and such estimates are generally updated annually for actual forfeitures or when any significant changes to attrition levels occur. We use the Black-Scholes option-pricing model to determine the estimated fair value of stock options. Critical inputs into the Black-Scholes option-pricing model include: the estimated grant date fair value of our common stock; the option exercise price; the expected term of the option in years; the annualized volatility of the stock; the risk-free interest rate; and the annual rate of quarterly dividends on the stock, which are estimated as follows:

•	Fair Value of Our Common Stock. Because our common stock was not publicly traded before our IPO, the fair value of our common stock, for grants made prior to our IPO, was determined on a quarterly basis by management with input from an independent third-party valuation specialist in connection with the valuation discussed above related to our embedded derivative liabilities. We determined the estimated fair value of our common stock utilizing methodologies, approaches, and assumptions consistent with the AICPA Practice Aid. The estimated fair value of the common stock underlying our stock options has been valued using an income approach and a PWERM using Level 3 unobservable inputs, as the income approach and PWERM were deemed to best represent the valuation models investors would likely use in valuing us. Estimates used in connection with the discounted cash flow analysis were consistent with the plans and estimates that we used to manage the business, although there was inherent uncertainty in these estimates. Please refer to “—Common Stock Valuations” in our Prospectus for a detailed discussion about assumptions used in estimating the grant date fair value of the common stock underlying our stock options. For stock options and other share-based awards granted after the completion of our IPO, the fair value of our common stock underlying the stock options and other share-based awards was valued by reference to the publicly traded closing price of our common stock on the grant date.

•	Option Exercise Price. Prior to our IPO, the exercise price of stock options was determined by the Compensation Committee of our Board of Directors with the input of the same independent third-party valuation specialist. The table, as set forth in “—Common Stock Valuations” in our Prospectus, summarizes our option grants made prior to our IPO including the number of options granted, the option exercise price, the estimated fair value of our common stock on the grant date, and the fair value of the options granted. Upon the completion of our IPO the option exercise price was determined based on the publicly traded closing price of our common stock on the date of grant.

•	Expected Term. The expected term of the stock options is determined based upon the simplified approach, allowed under SEC Staff Accounting Bulletin No. 110, which assumes that the stock options will be exercised evenly from vesting to expiration, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. As we obtain data associated with future exercises, the expected term of future grants will be adjusted accordingly.

•

Volatility. As we do not have a significant history of trading for our common stock, the expected volatility is calculated as of each grant date based on reported data for a peer group of publicly traded companies for which historical information is available. We intend to continue to use peer group volatility information until our historical volatility can be regularly measured against an open market.

While we are not aware of any news or disclosure by our peers that may impact their respective volatility, there is a risk that peer group volatility may increase, thereby increasing any prospective future compensation expense that will result from future option grants. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. The inputs that create the most sensitivity in our option valuation model are the estimated grant date fair value of our common stock and volatility. See Note 12, “Share-Based Compensation,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for additional information regarding the assumptions used in the Black-Scholes model.

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

Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of operations. The information contained in the table below should be read in conjunction with our consolidated financial statements and related notes.

Consolidated Statement of Operations Data

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Revenue:
Service revenue	$250,381	$167,067	$103,918
Equipment revenue	77,743	66,448	56,238

Total revenue	328,124	233,515	160,156
Operating expenses:
Cost of service revenue (exclusive of items shown below)	132,259	83,235	54,605
Cost of equipment revenue (exclusive of items shown below)	35,739	29,905	23,240
Engineering, design and development	49,687	35,354	22,245
Sales and marketing	30,597	26,498	25,116
General and administrative	69,000	49,053	36,101
Depreciation and amortization	55,509	36,907	32,673

Total operating expenses	372,791	260,952	193,980

Operating loss	(44,667)	(27,437)	(33,824)

Other (income) expense:
Interest income	(64)	(77)	(72)
Interest expense	29,272	8,913	280
Fair value derivative adjustment	36,305	(9,640)	(58,740)
Write off of deferred equity financing costs	—	5,023	—
Other income	2	22	40

Total other (income) expense	65,515	4,241	(58,492)

Income (loss) before incomes taxes	(110,182)	(31,678)	24,668
Income tax provision	1,107	1,036	1,053

Net income (loss)	(111,289)	(32,714)	23,615
Class A and Class B senior convertible preferred stock return	(29,277)	(52,427)	(31,331)
Accretion of preferred stock	(5,285)	(10,499)	(10,181)

Net loss attributable to common stock	$(145,851)	$(95,640)	$(17,897)

Years Ended December 31, 2013 and 2012

Revenue:

Revenue by segment and percent change for the years ended December 31, 2013 and 2012 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2013 over 2012
	2013	2012
Service Revenue:
CA-NA	$196,732	$132,607	48.4%
BA	52,257	34,460	51.6%
CA-ROW	1,392	—	n/a

Total Service Revenue	$250,381	$167,067	49.9%

Equipment Revenue:
CA-NA	$2,336	$1,833	27.4%
BA	75,239	63,945	17.7%
CA-ROW	168	670	(74.9%)

Total Equipment Revenue	$77,743	$66,448	17.0%

Total Revenue:
CA-NA	$199,068	$134,440	48.1%
BA	127,496	98,405	29.6%
CA-ROW	1,560	670	132.8%

Total Revenue	$328,124	$233,515	40.5%

Commercial Aviation North America:

CA-NA revenue increased to $199.1 million for the year ended December 31, 2013 as compared with $134.4 million for the prior year period primarily due to an increase in connectivity service revenue. Passengers used Gogo Connectivity 18.2 million times for the year ended December 31, 2013 as compared with 13.3 million for the prior year. The increase in CA-NA connectivity service revenue was primarily due to increases in connectivity take rate and ARPS, which resulted in increases in ARPA and ARPP. ARPA increased to $8,375 for the year ended December 31, 2013 as compared with $6,981 for the prior year. ARPP increased to $0.67 for the year ended December 31, 2013 as compared with $0.53 for the prior year. GPO increased to 294.7 million for the year ended December 31, 2013 from 250.4 million for the prior year, driven by an increase in aircraft online to 2,032 as of December 31, 2013 from 1,811 as of December 31, 2012. The connectivity take rate increased to 6.2% for the year ended December 31, 2013 as compared with 5.3% for the prior year, primarily due to the expansion of our footprint across a larger number of aircraft, which led to increased passenger awareness and adoption of the Gogo service. ARPS increased to $10.40 for the year ended December 31, 2013 as compared with $9.74 in the prior year. The increase in ARPS for the year ended December 31, 2013 over the prior year was due primarily to price increases related to our single use and subscription products and changes to our product mix between and within our various single use and subscription products. The increase in ARPS was also attributable to a decrease in sponsorship activities which typically have a lower ARPS than user purchased products.

Our retail revenue increased to $179.4 million for the year ended December 31, 2013 as compared with $121.3 million for the prior year, due to growth in both individual sessions and subscriptions. Revenue from individual sessions increased to $106.4 million for the year December 31, 2013 from $67.8 million for the prior year, and revenue from subscriptions increased to $73.0 million for the year ended December 31, 2013 from $53.4 million for the prior year. The increase in revenue for both individual sessions and subscriptions were due to the expansion of our footprint across a larger number of aircraft, which led to increased passenger awareness and adoption of the Gogo service. The increase in individual session revenue was also due to increased adoption of time-based passes which were introduced in 2012. The increase in subscription revenue was also due to price increases. Our non-retail revenue increased to $10.0 million for the year ended December 31, 2013 as compared with $8.3 million for the prior year due primarily to increases in revenue in our roaming and wholesale channels, offset in part by a decrease in sponsorship revenue and enterprise channel revenue.

A summary of the components of CA-NA’s service revenue for the years ended December 31, 2013 and 2012 is as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2013 over 2012
	2013	2012
Gogo Connectivity revenue	$189,379	$129,551	46.2%
Gogo Vision, Gogo Signature Services and other service revenue (1)	7,353	3,056	140.6%

Total service revenue	$196,732	$132,607	48.4%

(1)	Other service revenue includes content filtering, VoIP access for airlines’ flight crews, portal development services, operations-oriented communications services, and partner co-branding and reseller arrangements.

Business Aviation:

BA revenue increased to $127.5 million for the year ended December 31, 2013 as compared with $98.4 million for the prior year due to increases in service and equipment revenue. BA service revenue increased to $52.3 million for the year ended December 31, 2013 as compared with $34.5 million for the prior year, primarily due to more customers subscribing to our Gogo Biz service and, to a lesser extent, price increases implemented during 2013. The number of ATG aircraft online increased to 2,047 as of December 31, 2013 as compared with 1,455 as of December 31, 2012. Service revenue for the year ended December 31, 2013 included $2.3 million of revenue associated with aircraft served by the Airfone network, as we closed on the purchase of Airfone in April 2013. With the exception of one customer whose Airfone service will continue through March 1, 2014, we terminated the Airfone service effective December 31, 2013. Additionally, service revenue increased due to more customers subscribing to satellite services.

BA equipment revenue increased to $75.2 million for the year ended December 31, 2013 as compared with $63.9 million for the prior year due to an increase in ATG equipment revenue, offset in part by a decrease in satellite equipment revenue. ATG equipment revenue increased to $48.2 million for the year ended December 31, 2013 as compared with $35.0 million for the prior year, primarily due to a 28.1% increase in the number ATG equipment units shipped and price increases implemented in January 2013. Additionally, in 2013 we began selling the Gogo Text & Talk product, the revenues from which are included in ATG equipment revenue. Satellite equipment revenue decreased to $26.3 million for the year ended December 31, 2013 from $29.0 million for the prior year due to a 7.3% decrease in the number of satellite equipment units shipped, shifts in product mix and the impact of equipment discounts provided to Airfone customers on purchases as we converted them to our equipment and service.

Commercial Aviation Rest of World:

Our CA-ROW segment is in the start-up phase, as we initiated our international expansion efforts in the first quarter of 2012. Through our CA-ROW segment, we intend to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international routes of U.S.-based commercial airlines. For the year ended December 31, 2013, our CA-ROW segment generated $1.4 million of service revenue primarily from portal development services provided to one international carrier.

The CA-ROW segment had $0.2 million of equipment revenue for the year ended December 31, 2013 as compared with $0.7 million for the prior year.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the years ended December 31, 2013 and 2012 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2013 over 2012
	2013	2012
CA-NA	$100,442	$74,555	34.7%
BA	14,888	7,744	92.3%
CA-ROW	16,929	936	1,708.7%

Total	$132,259	$83,235	58.9%

CA-NA cost of service revenue increased to $100.4 million for the year ended December 31, 2013 as compared with $74.6 million for the prior year, primarily due to an increase in revenue share earned by our airline partners. The revenue share increase was driven by the increase in CA-NA service revenue for the period as well as an increase in the average revenue share percentage earned by our airline partners. Revenue share increased $16.6 million for the year ended December 31, 2013 versus the prior year. CA-NA cost of service revenue also increased due to increased network operations (including network maintenance, backhaul and site leases) and billing and transaction related expenses as a result of an increase in the number of Gogo Connectivity sessions. CA-NA cost of service revenue included $1.1 million and $0.4 million of licensing expenses for the Canadian ATG spectrum for the years ended December 31, 2013 and 2012, respectively. Such Canadian ATG spectrum licensing related activities commenced in August 2012.

BA cost of service revenue increased to $14.9 million for the year ended December 31, 2013 as compared with $7.7 million for the prior year, primarily due to an increase in the number of ATG units online to 2,047 as of December 31, 2013 from 1,455 as of December 31, 2012. Cost of service revenue also increased due to an increase in the average network utilization per ATG unit online, which resulted in an increase in ATG related network service costs associated with providing Gogo Biz services that are charged to our BA segment. Our satellite service fees also increased for the year ended December 31, 2013 as compared with the prior year due to an increase in the number of subscribers to our satellite services from 5,030 as of December 31, 2012 to 5,175 as of December 31, 2013, as well as price increases from our satellite service providers for satellite services that we resell. Cost of service revenue for the year ended December 31, 2013 includes Airfone-related network fees, beginning in April 2013.

CA-ROW cost of service revenue increased to $16.9 million for the year ended December 31, 2013 as compared with $0.9 million in the prior year, due primarily to satellite transponder and teleport fees that commenced in October 2012 as we established our global satellite network.

We expect cost of service revenue to increase in future periods due to increases in revenue share, billing and transaction expenses as our service revenue increases. We expect the revenue share percentages under certain of our connectivity agreements to increase in future periods due to the occurrence of contractually stipulated triggering events that had yet to occur as of December 31, 2013. We currently estimate that such increases will amount to approximately 2% of the CA-NA segment’s service revenue. In addition, revenue share expense and average revenue share percentage may increase in future periods driven by growth in Gogo Vision and Gogo Signature Services. We believe that our network related expenses will increase to support the projected increased use and expansion of our network, which will include satellite coverage to support and/or supplement certain areas. Additionally, we expect our maintenance costs to increase in future periods. However, a significant portion of our ATG network operations costs is relatively fixed in nature and does not fluctuate directly with revenue. As such, we expect network expenses as a percentage of service revenue to decline as we continue to achieve economies of scale in our business. We expect total cost of service revenue to decline as a percentage of total service revenue in future periods as we realize efficiencies inherent in the scalability of our business.

We also expect to incur additional cost of service revenue as we expand our business internationally, primarily related to the cost of increasing satellite capacity as well as additional revenue share, billing, transactional and network related expenses.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the years ended December 31, 2013 and 2012 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2013 over 2012
	2013	2012
CA-NA	$2,550	$1,043	144.5%
BA	33,096	28,478	16.2%
CA-ROW	93	384	(75.8%)

Total	$35,739	$29,905	19.5%

Cost of equipment revenue increased to $35.7 million for the year ended December 31, 2013 as compared with $29.9 million for the prior year due to an increase in ATG equipment costs in the BA segment, which resulted primarily from increased ATG units sold as well as increases in personnel costs within the production, technical support and quality assurance groups to support the growth of the business and new product offerings, partially offset by a decline in satellite equipment costs due to a decline in the number of satellite units sold. We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 40.5% to $49.7 million for the year ended December 31, 2013 as compared with $35.4 million for the prior year due to increases in all three segments. Engineering, design and development expenses for the CA-NA segment increased 39.5% for the year ended December 31, 2013 over the prior year due to increases in spending (including personnel related expenses) for costs associated with obtaining Supplemental Type Certificates (“STC”) for our airborne equipment and the development of our next generation products and technologies. Engineering, design and development expenses related to CA-ROW expansion efforts increased to $12.7 million for the year ended December 31, 2013 as compared with $5.7 million for the prior year, primarily due to increases in STC related expenses for CA-ROW commercial aircraft and expenses associated with the development of satellite systems. Engineering, design and development expenses for the BA segment increased 2.7% for the year ended December 31, 2013 over the prior year due to an increase in spending on our next generation products, including the Gogo OnePhone and the Universal Cabin System.

We expect engineering, design and development expenses to increase in future periods as we execute our technology roadmap, expand internationally and continue the development of new products and services.

Sales and Marketing Expenses:

Sales and marketing expenses increased 15.5% to $30.6 million for the year ended December 31, 2013 as compared with $26.5 million for the prior year, primarily due to increases in the CA-ROW and BA segments.

Sales and marketing expenses for the CA-ROW segment increased 108.1% for the year ended December 31, 2013 over the prior year as we continue to build our international sales and marketing teams. Sales and marketing expenses in the BA segment increased 19.2% for the year ended December 31, 2013 over the prior year due to an increase in personnel expense to support the growth of the business and an increase in certain other marketing related activities. Consolidated sales and marketing expenses as a percentage of total consolidated revenue decreased to 9.3% for the year ended December 31, 2013 as compared with 11.3% for the prior year.

We expect our sales and marketing expenses to increase in future periods as we increase advertising and promotional initiatives for new product offerings, improve customer satisfaction, and expand programs to retain our existing users. We also expect sales and marketing expenses to increase in future periods as we increase headcount to support the international expansion. Additionally, the commission component of sales and marketing expenses at BA will fluctuate with its equipment revenue. Overall, we expect consolidated sales and marketing expenses to increase slightly as a percentage of consolidated revenue.

General and Administrative Expenses:

General and administrative expenses increased 40.7% to $69.0 million for the year ended December 31, 2013 as compared with $49.1 million for the prior year due to increases in all three segments.

The increase in the CA-NA segment’s general and administrative expenses of $16.7 million or 46.9% for the year ended December 31, 2013 over the prior year was primarily due to an increase in personnel and payroll related expenses to meet public company accounting, financial and corporate governance standards and to manage the growth of the business, an increase in employee bonuses and stock compensation, both of which are reported for all CA-NA employees as part of general and administrative expense, and an increase in legal expenses.

The increase in the CA-ROW segment’s general and administrative expenses of $2.2 million or 39.8% for the year ended December 31, 2013 over the prior year was primarily due to increases in personnel expense, consulting expense and outside legal fees, all of which were due to a ramp up in CA-ROW activities.

The increase in the BA segment’s general and administrative expenses of $1.1 million or 14.0% for the year ended December 31, 2013 over the prior year was due primarily to an increase in personnel and payroll related expenses to manage the growth of the business and an increase in employee bonuses and stock compensation, both of which are reported for all BA employees as part of general and administrative expense. This was partially offset by the settlement on the Hawker Beechcraft bankruptcy as we recovered $0.4 million in the year ended December 31, 2013 as compared with establishing receivable reserves of $0.9 million during the prior year.

Consolidated general and administrative expenses as a percentage of total consolidated revenue remained consistent at 21.0% for the years ended December 31, 2013 and 2012.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue.

Depreciation and Amortization:

Depreciation and amortization expense increased 50.4% to $55.5 million for the year ended December 31, 2013 as compared with $36.9 million for the prior year. The increase in depreciation and amortization expense was due to an increase in the number of aircraft outfitted with our ATG equipment by our CA-NA business, the expansion of our ATG network and intangible assets acquired as part of the Airfone acquisition. Additionally, $4.6 million of the increase was due to the acceleration of depreciation for ATG components on certain aircraft scheduled to be retrofitted with our ATG-4 solution due to a change in the estimated useful life of such components.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive equipment on aircraft (primarily to service the CA-ROW segment) and further expand our network.

Other (Income) Expense:

Other (income) expense and percent change for the years ended December 31, 2013 and 2012 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2013 over 2012
	2013	2012
Interest income	$(64)	$(77)	(16.9%)
Interest expense	29,272	8,913	228.4%
Fair value derivative adjustments	36,305	(9,640)	n/a
Write off of deferred financing costs	—	5,023	(100.0%)
Other expense	2	22	(90.9%)

Total	$65,515	$4,241	1,444.8%

Other expense was $65.5 million for the year ended December 31, 2013 as compared with $4.2 million for the prior year. Other expense for the years ended December 31, 2013 and 2012 primarily consisted of fair value derivative adjustments and interest expense associated with the Amended Senior Term Facility. The fair value derivative adjustments for the year ended December 31, 2013 were due to the liquidation preference in our Class A Senior Convertible Preferred Stock (“Class A Preferred Stock”) that provided for a minimum return upon a Deemed Liquidation Event, such as our IPO. The fair value adjustment for the year ended December 31, 2012 was due to reducing our derivative liabilities to fair value. See Note 4, “Fair Value of Financial Assets and Liabilities,” in our consolidated financial statements for additional discussion related to our derivative liabilities. The increase in interest expense for the year ended December 31, 2013 versus the prior year was due to the loans under the Senior Term Facility only being outstanding as of June 21, 2012 versus being outstanding for all of 2013 and the increase in the amounts outstanding under the Amended Senior Term Facility as a result of the New Borrowings entered into on April 4, 2013. Included in interest expense for the year ended December 31, 2013 were $3.0 million of fees incurred but not paid directly to the lenders in connection with the New Borrowing. Additionally, interest expense included amortization of deferred financing costs of $2.8 million for the year ended December 31, 2013 as compared with $0.8 million in the prior year. See Note 10, “Interest Costs,” in our consolidated financial statements for additional information related to our interest expense. Other expense for the year ended December 31, 2012 also included a $5.0 million write off of deferred equity financing costs due to a temporary suspension in our IPO process.

We expect our interest expense to increase in 2014 as it will include an entire year of interest expense related to the debt we incurred under the New Borrowing. Interest expense will also increase due to additional amortization of deferred financing costs. See “—Liquidity and Capital Resources” for additional information regarding the Amended Senior Term Facility.

Income Taxes:

The effective income tax rate for the year ended December 31, 2013 was (1.0%) as compared with (3.3%) for the prior year. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the years ended December 31, 2013 and 2012 was primarily due to the recording of a valuation allowance against our net deferred tax assets and the effect of the fair value adjustments to our derivative liabilities, which are excluded from taxable income (loss).

We expect our income tax provision to increase in future periods to the extent we become profitable.

Segment Profit (Loss):

CA-NA segment loss decreased 89.1% to $1.3 million for the year ended December 31, 2013 as compared with $12.2 million for the prior year. The change in CA-NA’s segment loss for the year ended December 31, 2013 was primarily due to an increase in service revenue, partially offset by increases in all operating expense categories and cost of equipment revenue, as discussed above.

BA segment profit increased 41.6% to $50.7 million for the year ended December 31, 2013 as compared with $35.8 million for the prior year. The increase in BA’s segment profit for the year ended December 31, 2013 was due to increases in service revenue and equipment revenue, partially offset by increases across all operating expense categories, as discussed above.

CA-ROW segment loss increased 187.5% to $41.0 million for the year ended December 31, 2013 as compared with $14.3 million for the prior year due to CA-ROW being in the start-up phase and our continued investment in this segment. The increase in CA-ROW’s segment loss was due primarily to the increases in cost of service revenue, engineering, design and development, sales and marketing and general and administrative expenses, and a decrease in equipment revenue, partially offset by an increase in service revenues and a decrease in cost of equipment revenue, as discussed above.

Years Ended December 31, 2012 and 2011

Revenue:

Revenue by segment and percent change for the years ended December 31, 2012 and 2011 was as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2012 over 2011
	2012	2011
Service Revenue:
CA-NA	$132,607	$83,421	59.0%
BA	34,460	20,497	68.1%

Total Service Revenue	$167,067	$103,918	60.8%

Equipment Revenue:
CA-NA	$1,833	$2,539	(27.8%)
BA	63,945	53,699	19.1%
CA-ROW	670	—	n/a

Total Equipment Revenue	$66,448	$56,238	18.2%

Total Revenue:
CA-NA	$134,440	$85,960	56.4%
BA	98,405	74,196	32.6%
CA-ROW	670	—	n/a

Total Revenue	$233,515	$160,156	45.8%

Commercial Aviation North America:

CA-NA revenue increased to $134.4 million for the year ended December 31, 2012, as compared with $86.0 million in the prior year primarily due to an increase in connectivity service revenue. Passengers used

Gogo Connectivity 13.3 million times for the year ended December 31, 2012 as compared with 9.0 million in the prior year. The increase in CA-NA connectivity service revenue was primarily due to increases in connectivity take rate and ARPS, which resulted in increases in ARPA and ARPP. ARPA increased to $6,981 for the year ended December 31, 2012 as compared with $5,980 for the prior year. ARPP increased to $0.53 for the year ended December 31, 2012 as compared with $0.43 for the prior year. GPO increased to 250.4 million for the year ended December 31, 2012 from 192.1 million for the prior year, driven by an increase in aircraft online to 1,811 as of December 31, 2012 from 1,345 as of December 31, 2011. The connectivity take rate increased to 5.3% for the year ended December 31, 2012 as with 4.7% for the prior year, primarily due to the expansion of our footprint across a larger number of aircraft, which led to increased passenger awareness and adoption of the Gogo service. ARPS increased to $9.74 for the year ended December 31, 2012 as compared with $9.01 in the prior year. The increase in ARPS was due primarily to an increase in subscription sessions, which historically have had a higher ARPS than other Gogo Connectivity user-purchased sessions and, to a lesser extent, a reduction in the discounts offered on Gogo Connectivity and an increase in prices. The increase in ARPS was partially offset by the increase in sponsored sessions noted above, which historically have had a lower ARPS than Gogo Connectivity user-purchased sessions.

Our retail revenue increased to $121.3 million for the year ended December 31, 2012 as compared with $77.3 million for the prior year due to growth in both individual sessions and subscriptions. Revenue from individual sessions and subscriptions increased to $67.8 million and $53.4 million, respectively, for the year ended December 31, 2012 from $50.7 million and $26.5 million for the prior year, respectively, due primarily to the expansion of our footprint across a larger number of aircraft and increased passenger adoption. The increase in subscription revenue was also driven by the cancelation of the non-renewable 30-day pass in July 2011, which we treated as individual session revenue. We believe many Gogo users who previously purchased the nonrenewable 30-day pass transitioned to our subscription products. Our non-retail revenue increased to $8.3 million for the year ended December 31, 2012 from $4.2 million for the prior year due to a $1.5 million increase in enterprise channel revenue, a $1.4 million increase in wholesale revenue, a $0.7 million increase in roaming channel revenue and a $0.4 million increase in sponsorship activity. Sponsorship revenue accounted for approximately 43% and 75% of non-retail revenue for the years ended December 31, 2012 and 2011, respectively.

A summary of the components of CA-NA’s service revenue for the years ended December 31, 2012 and 2011 is as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2012 over 2011
	2012	2011
Gogo Connectivity revenue	$129,551	$81,489	59.0%
Gogo Vision, Gogo Signature Services and other service revenue (1)	3,056	1,932	58.2%

Total service revenue	$132,607	$83,421	59.0%

(1)	Other service revenue includes content filtering, VoIP access for airlines’ flight crews and portal development services.

Business Aviation:

BA revenue increased to $98.4 million for the year ended December 31, 2012 as compared with $74.2 million in the prior year due to increases in both equipment and service revenue. BA service revenue increased to $34.5 million for the year ended December 31, 2012 as compared with $20.5 million in the prior year primarily due to more customers subscribing to our Gogo Biz service. The number of ATG aircraft online increased to 1,455 as of December 31, 2012 as compared with 860 as of December 31, 2011.

BA equipment revenue increased 19.1% to $63.9 million for the year ended December 31, 2012 as compared with $53.7 million for the prior year, due to increased demand for both our ATG and satellite product lines. The BA segment’s ATG equipment revenue increased to $35.0 million for the year ended December 31, 2012 from $29.3 million for the prior year primarily due to a 12.1% increase in the number of ATG units shipped as demand for our ATG equipment offerings increased due to heightened demand for our Gogo Biz service. ATG equipment revenue also increased due to a price increase implemented in February 2012 and changes in product mix to higher priced products. Satellite equipment revenue increased to $29.0 million for the year ended December 31, 2012 from $24.4 million for the prior year, primarily due to a 15.0% increase in the number of satellite equipment units shipped and changes in product mix to higher priced products.

Commercial Aviation Rest of World:

Our CA-ROW business is in the start-up phase as we initiated our international expansion efforts in the first quarter of 2012. Through our CA-ROW segment, we intend to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on commercial airlines on routes that begin or end outside of North America. For the year ended December 31, 2012, our CA-ROW business generated $0.7 million of equipment revenue.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the years ended December 31, 2012 and 2011 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2012 over 2011
	2012	2011
CA-NA	$74,555	$48,830	52.7%
BA	7,744	5,775	34.1%
CA-ROW	936	—	n/a

Total	$83,235	$54,605	52.4%

CA-NA cost of service revenue increased to $74.6 million for the year ended December 31, 2012 as compared with $48.8 million in the prior year primarily due to a $14.8 million increase in the amount of revenue share earned by our airline partners. The revenue share increase was driven by the increase in CA-NA service revenue for the period and $9.2 million of the revenue share increase was attributable to an increase in the average revenue share percentage earned by our airline partners. CA-NA cost of service revenue also increased due to increased network operations (including network maintenance, backhaul and site leases), billing and transaction related expenses as a result of an increase in the number of Gogo Connectivity sessions. Also included in CA-NA cost of service revenue was $0.4 million of expense related to Canadian ATG spectrum licensing related activities that commenced in August 2012.

BA cost of service revenue increased to $7.7 million for the year ended December 31, 2012 as compared with $5.8 million in the prior year primarily due to an increase in the number of ATG units online from 860 to 1,455, which resulted in an increase in ATG related network service costs associated with providing Gogo Biz services that are charged to our BA segment. Our satellite service fees also increased for the year ended December 31, 2012 as compared with the prior year as the number of subscribers to our satellite services increased from 4,733 to 5,030.

CA-ROW cost of service revenue was $0.9 million for the year ended December 31, 2012 as we initiated our international expansion efforts in the first quarter of 2012, which included satellite teleport and transponder costs commencing in October 2012.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the years ended December 31, 2012 and 2011 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2012 over 2011
	2012	2011
CA-NA	$1,043	$1,831	(43.0%)
BA	28,478	21,409	33.0%
CA-ROW	384	—	n/a

Total	$29,905	$23,240	28.7%

Cost of equipment revenue increased to $29.9 million for the year ended December 31, 2012 as compared with $23.2 million in the prior year primarily due to an increase in the BA segment’s equipment shipments to 1,398 units for the year ended December 31, 2012 as compared with 1,231 units for the prior year period.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 58.9% to $35.4 million for the year ended December 31, 2012 as compared with $22.2 million for the prior year, primarily due to international development initiatives, a 36.8% increase in spending in the BA segment, and a 31.3% increase in spending in the CA-NA segment. Engineering, design and development expenses related to CA-ROW expansion efforts totaled $5.7 million in the year ended December 31, 2012 which included the development of satellite systems and expenses incurred to obtain related STCs for international commercial aircraft. The increase in engineering, design and development expenses for the BA segment was due to an increase in spending on next generation products, including the Aircell Smartphone. The increase in engineering, design and development expenses for the CA-NA segment of $4.2 million was due to an increase in spending on the development of our next generation products, including ATG-4, and an increase in STC related expenses.

Sales and Marketing Expenses:

Sales and marketing expenses increased 5.5% to $26.5 million for the year ended December 31, 2012 as compared with $25.1 million for the prior year, primarily due to spending on CA-ROW sales and marketing initiatives and a 3.6% increase in spending in the CA-NA segment, partially offset by a 20.7% decrease in spending in the BA segment. Consolidated sales and marketing expenses as a percentage of total consolidated revenue decreased to 11.3% for the year ended December 31, 2012 as compared with 15.7% for the prior year. Sales and marketing expenses related to CA-ROW expansion efforts totaled $2.5 million in the year ended December 31, 2012 which included expenses incurred to build our international sales and marketing teams and attend various tradeshows to introduce our services to international commercial airlines. The increase in sales and marketing expenses in the CA-NA segment was primarily due to an increase in personnel expense to support the growth of the business and an increase in certain other marketing related activities. The decrease in sales and marketing expenses in the BA segment was primarily due to a reduction in marketing related initiatives and transfers of personnel to general and administrative functions.

General and Administrative Expenses:

General and administrative expenses increased in all three segments by a total of 35.9% to $49.1 million for the year ended December 31, 2012 as compared with $36.1 million for the prior. The BA segment increased 63.4% and the CA-NA segment increased 14.1% for the year ended December 31, 2012 as compared with the prior year. The increase in both the CA-NA and BA segments’ general and administrative expenses was primarily due to an increase in personnel and payroll related expenses to manage the growth of the business and an increase in employee bonuses as bonus expense for all employees is reported as part of general and administrative expense. The increase in the BA segments’ general and administrative expense was also due to recognition of a $0.9 million receivable reserve related to the Hawker Beechcraft bankruptcy and the transfer of personnel from sales and marketing functions. The increase in CA-NA’s general and administrative expenses was also due to an increase in legal expenses. CA-NA’s general and administrate expenses were partially offset by expense allocations to the CA-ROW segment. The CA-ROW segment’s general and administrative expenses totaled $5.4 million in the year ended December 31, 2012. Consolidated general and administrative expenses as a percentage of total consolidated revenue decreased to 21.0% for the year ended December 31, 2012 as compared with 22.5% for the prior year.

Depreciation and Amortization:

Depreciation and amortization expense increased 13.0% to $36.9 million for the year ended December 31, 2012 as compared with $32.7 million for the prior year. The increase in depreciation and amortization expense was primarily due to the increase in the number of aircraft outfitted with our ATG equipment by our CA-NA business and the expansion of our ATG network. As noted above, we had 1,811 and 1,345 aircraft online as of December 31, 2012 and 2011, respectively. These increases were partially offset by a decline in the amortization expense as certain of our software intangible assets became fully amortized during 2012 and 2011.

Other (Income) Expense:

Other (income) expense and percent change for the years ended December 31, 2012 and 2011 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2012 over 2011
	2012	2011
Interest income	$(77)	$(72)	6.9%
Interest expense	8,913	280	3,083.2%
Fair value derivative adjustments	(9,640)	(58,740)	(83.6%)
Write off of deferred financing costs	5,023	—	n/a
Other expense	22	40	(45.0%)

Total	$4,241	$(58,492)	n/a

Other expense was $4.2 million for the year ended December 31, 2012 as compared with other income of $58.5 million for the year ended December 31, 2011. Other (income) expense includes fluctuations associated with the recording of changes to our derivative liabilities associated with our Class A Preferred Stock and Junior Preferred Stock at fair value at each reporting date. For the years ended December 31, 2012 and 2011 we recorded $9.6 million and $58.7 million, respectively, of income associated with the fair value derivative adjustments as our estimated enterprise value increased in both periods. The increase in enterprise value was primarily due to a reduction in the discount rate for lack of marketability. See Note 4, “Fair Value of Financial Assets and Liabilities,” in our consolidated financial statements for additional discussion related to our derivative liabilities. The year ended December 31, 2012 includes $8.9 million of interest expense as we entered into the Senior Term Facility on June 21, 2012 and a $5.0 million write off of deferred equity financing costs due to a temporary suspension in our IPO process.

Income Taxes:

The effective income tax rates for the years ended December 31, 2012 and 2011 were (3.3%) and 4.3%, respectively. Income tax expense recorded in each period was similar with differences in pre-tax income causing the change in effective tax rate. The difference between our effective tax rates as compared with the U.S. federal statutory rate of 35% was primarily due to the recording of a valuation allowance against our net deferred tax assets and the effect of the fair value adjustments to our derivative liabilities, which are excluded from taxable income (loss).

Segment Profit (Loss):

CA-NA segment loss decreased 52.7% to $12.2 million for the year ended December 31, 2012, as compared with $25.8 million for the prior year. The decline in CA-NA’s segment loss was due to the significant increase in service revenue, partially offset by an increase in CA-NA’s operating expenses, as discussed above.

BA segment profit increased 43.2% to $35.8 million for the year ended December 31, 2012, as compared with $25.0 million for the prior year. The increase in BA’s segment profit was due to the increases in service and equipment revenue and a decrease in sales and marketing expenses, partially offset by increases in cost of equipment revenue, engineering, design and development, general and administrative expenses, and cost of service revenue, as discussed above.

CA-ROW segment loss was $14.3 million for the year ended December 31, 2012 due primarily to the CA-ROW segment’s operating expenses, as discussed above.

Non-GAAP Measures

In our discussion below, we discuss certain non-GAAP financial measurements, including Adjusted EBITDA, Adjusted Net Loss, Adjusted Net Loss Per Share and Cash CAPEX as defined below. Management uses Adjusted EBITDA and Cash CAPEX for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. Management prepares Adjusted Net Loss and Adjusted Net Loss Per Share for investors, securities analysts and other users of our financial statements for use in evaluating our performance under our current capital structure. These supplemental performance measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies. Adjusted EBITDA, Adjusted Net Loss, Adjusted Net Loss Per Share and Cash CAPEX are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation to net loss attributable to common stock, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted EBITDA, Adjusted Net Loss and Adjusted Net Loss Per Share in addition to, and not as an alternative to, net loss attributable to common stock as a measure of operating results, and (iii) use Cash CAPEX in addition to, and not as an alternative to, consolidated capital expenditures when evaluating our liquidity.

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

Additionally, we believe the exclusion of stock-based compensation expense from Adjusted EBITDA is appropriate given the significant variation in expense that can result from using the Black-Scholes model to determine the fair value of such compensation. The fair value of our stock options as determined using the Black-Scholes model varies based on fluctuations in the assumptions used in this model, including inputs that are not necessarily directly related to the performance of our business, such as the expected volatility, the risk-free interest rate, the expected life of the options and future dividends to be paid by the Company. Therefore, we believe the exclusion of this cost provides a clearer view of the operating performance of our business. Further, stock option grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. While we believe that investors should have information about any dilutive effect of outstanding options and the cost of that compensation, we also believe that stockholders should have the ability to consider our performance using a non-GAAP financial measure that excludes these costs and that management uses to evaluate our business.

We believe the exclusion of the amortization of deferred airborne lease incentives from Adjusted EBITDA is useful as it allows an investor to view operating performance across time periods in a manner consistent with how management measures segment profit and loss, see Note 11 “Business Segments and Major Customers” for a description of segment profit (loss). Management evaluates segment profit and loss in this manner, excluding the amortization of deferred airborne lease incentives, because such presentation reflects operating decisions and activities from the current period, without regard to the prior period decision or form of connectivity agreements. See “—Key Components of Consolidated Statements of Operations—Cost of Service Revenue—Commercial Aviation North America” for a discussion of the accounting treatment of deferred airborne lease incentives.

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

Adjusted Net Loss Per Share represents net loss attributable to common stock per share—basic and diluted, adjusted to reflect the number of shares of common stock outstanding as of December 31, 2013 under our current capital structure, after giving effect to the initial public offering and the corresponding conversion of shares of preferred stock outstanding. We present Adjusted Net Loss Per Share to provide investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance considering our current capital structure and the shares outstanding following our IPO on a consistent basis.

Cash CAPEX represents capital expenditures net of airborne equipment proceeds received from the airlines. We believe Cash CAPEX provides a more representative indication of our liquidity requirements with respect to capital expenditures, as under certain agreements with our airline partners we are reimbursed for all, or a substantial portion of, the cost of our airborne equipment, thereby reducing our cash capital requirements.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Years Ended December 31,
	2013	2012	2011
Adjusted EBITDA:
Net income (loss) attributable to common stock (GAAP)	$(145,851)	$(95,640)	$(17,897)
Interest expense	29,272	8,913	280
Interest income	(64)	(77)	(72)
Income tax provision	1,107	1,036	1,053
Depreciation and amortization	55,509	36,907	32,673

EBITDA	(60,027)	(48,861)	16,037
Fair value derivative adjustments	36,305	(9,640)	(58,740)
Class A and Class B senior convertible preferred stock return	29,277	52,427	31,331
Accretion of preferred stock	5,285	10,499	10,181
Stock-based compensation expense	5,621	3,545	1,795
Amortization of deferred airborne lease incentives	(8,074)	(3,671)	(1,456)
Write off of deferred equity financing costs	—	5,023	—

Adjusted EBITDA	$8,387	$9,322	$(852)

Adjusted Net Loss and Adjusted Net Loss Per Share:
Net loss attributable to common stock (GAAP)	$(145,851)	$(95,640)	$(17,897)
Fair value derivate adjustments	36,305	(9,640)	(58,740)
Class A and Class B senior convertible preferred stock return	29,277	52,427	31,331
Accretion of preferred stock	5,285	10,499	10,181

Adjusted Net Loss	$(74,984)	$(42,354)	$(35,125)

Basic and diluted weighted average shares outstanding (GAAP)	47,832	6,798	6,798
Adjustment of shares to our current capital structure	37,144	78,178	78,178

Adjusted shares outstanding	84,976	84,976	84,976

Adjusted Net Loss Per Share—basic and diluted	$(0.88)	$(0.50)	$(0.41)

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(121,369)	$(79,456)	$(43,078)
Deferred airborne lease incentives (2)	8,990	18,165	11,030
Amortization of deferred airborne lease incentives	8,074	3,671	1,456

Cash CAPEX	$(104,305)	$(57,620)	$(30,592)

(1)	See consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives associated with STCs for the year ended December 31, 2013 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;

•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;

•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;

•	EBITDA and Adjusted EBITDA do not reflect non-cash components related to employee compensation;

•	Adjusted Net Loss and Adjusted Net Loss Per Share do not reflect our preferred stock related components or the actual outstanding common shares of our then existing capital structure for the periods presented;

•	Cash CAPEX does not reflect the full extent of capital investments we have made in our operations; and

•	other companies in our or related industries may calculate these measures differently from the way we do, limiting their usefulness as comparative measures.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$17,790	$30,052	$9,931
Net cash used in investing activities	(135,052)	(78,853)	(41,376)
Net cash provided by financing activities	271,056	118,776	55,153
Effect of foreign exchange rate changes on cash	(28)	10	—

Net increase in cash and cash equivalents	153,766	69,985	23,708
Cash and cash equivalents at the beginning of period	112,576	42,591	18,883

Cash and cash equivalents at the end of period	$266,342	$112,576	$42,591

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

In connection with our IPO our Board of Directors authorized a 103 for 1 split of our common stock which was effected on June 17, 2013. These consolidated financial statements reflect retroactive effect to the stock split.

Senior Term Facility:

As of December 31, 2013 and 2012, the Amended Senior Term Facility consisted of a term loan facility in an aggregate principal amount of $240.8 million and $133.3 million, respectively.

Maturity; Prepayments

The Amended Senior Term Facility will mature on June 21, 2017. The term loan amortizes in quarterly installments (not exceeding two and one-half percent of the original aggregate principal amount thereof per annum) until the maturity date. Under the Amended Senior Term Facility, principal payments of $1.6 million are due on the last day of each calendar quarter through March 31, 2017, with the remaining unpaid principal amount of the loan due and payable at maturity on June 21, 2017.

The credit agreement executed in connection with our Amended Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of ABAS only. This calculation is made at the end of each fiscal year beginning with the year ended December 31, 2013, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on ABAS’ debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates trigger the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our consolidated balance sheets. We had no such mandatory prepayment as of December 31, 2013.

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

Guarantees; Security

GIH, Gogo LLC and ABAS are the borrowers under the Amended Senior Term Facility. The obligations of the borrowers under the Amended Senior Term Facility are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries, in each case to the extent otherwise permitted by applicable law, regulation and contractual provision. In addition, the Amended Senior Term Facility and the guarantees thereunder are secured by security interests in (i) all of the capital stock of all direct domestic subsidiaries owned by the borrowers and the guarantors, (ii) 65% of the capital stock of each direct foreign subsidiary owned by any borrower or any guarantor (foreign subsidiary holding companies are deemed to be foreign subsidiaries), and (iii) substantially all other tangible and intangible assets (including intellectual property) of the borrowers and the guarantors, subject in each case to certain exceptions.

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

We paid $9.6 million of loan origination fees and financing costs related to the Senior Term Facility, all of which have been accounted for as deferred financing costs. We paid $10.0 million of additional fees related to the New Borrowing. As the New Borrowing is treated as a modified loan, we recorded $7.0 million of fees paid directly to the lenders as deferred financing costs. The remaining $3.0 million of fees incurred but not paid directly to the lenders in connection with the New Borrowing were expensed to interest expense. See Note 10, “Interest Costs” in our consolidated financial statements for additional details. Total amortization expense of the deferred financing costs was $2.8 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2013 and 2012, the balance of unamortized deferred financing costs related to the Amended Senior Term Facility was $13.0 million and $8.8 million, respectively, and was included as a separate line in our consolidated balance sheets.

Covenants

The Amended Senior Term Facility contains covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur or guarantee additional indebtedness, prepay certain subordinated indebtedness, modify certain terms of certain material agreements (including intercompany agreements), make dividends and other restricted payments, issue additional preferred stock, make investments (including a cap on investments in our international business during the term of the Senior Term Facility), incur or maintain liens, make capital expenditures, engage in mergers and certain other fundamental changes, engage in certain transactions with affiliates, enter into sale-leaseback arrangements or enter into agreements restricting dividends or other distributions by subsidiaries to the borrowers or any of their subsidiaries.

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

Alaska Financing:

On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. As of December 31, 2013 and 2012, we had $1.5 million and $2.0 million, respectively, outstanding under the Alaska Facility. No further draws can be made under the Alaska Facility and principal amounts outstanding are payable in quarterly installments over a five-year period commencing on November 12, 2011, or can be prepaid at any time without premium or penalty at our option. The Alaska Facility is secured by a first-priority interest in our cell tower leases and other personal property located at the cell sites in Alaska.

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

Pursuant to our equipment and revenue agreement with Alaska Airlines, the share of service revenue (“revenue share”) we pay Alaska Airlines increases as long as any amounts are outstanding under the Alaska Facility. Alaska Airlines revenue share increases by 300 basis points for service revenue generated on flights that use the ATG network in Alaska, until the principal and all accrued interest is paid in full. This incremental Alaska Airlines’ revenue share was an amount less than $0.1 million for years ended December 31, 2013, 2012 and 2011 and is included in our consolidated statements of operations as part of our interest expense.

Letters of Credit:

We maintain several letters of credit totaling $5.4 million and $0.9 million as of December 31, 2013 and 2012, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our office locations in Itasca, Illinois; Bensenville, Illinois; Broomfield, Colorado; and our future office location in Chicago, Illinois.

Liquidity:

We believe that our near and long term liquidity needs will increase and that cash and cash equivalents on hand as of December 31, 2013, together with our other sources of cash, will be able to support our anticipated capital expenditures, as well as increased operating costs in connection with our international expansion. Although we can provide no assurances, we currently believe that cash and cash equivalents on hand should be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including upgrading certain aircraft operated by our airline partners to our ATG-4 service, costs related to international expansion and certain costs associated with satellite or other technologies. We have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenues in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as the availability and costs associated with next-generation technologies and costs related to international expansion. We currently believe that cash on hand and, if necessary, additional equity financings or the incurrence of additional debt as permitted under the credit agreement governing our Amended Senior Term Facility, will be sufficient to meet our liquidity needs in the longer-term, including our anticipated international expansion. The credit agreement governing the Amended Senior Term Facility contains covenants that restrict our ability to incur additional indebtedness generally, subject to certain enumerated exceptions, and to undertake certain equity financings through the issuance of preferred stock. As a result, we may be unable to finance growth of our business to the extent that our cash on hand and cash generated through operating activities proves insufficient and we are unable to raise additional financing through the issuance of common equity or through permitted sales of preferred equity or debt.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(111,289)	$(32,714)	$23,615
Non-cash charges and credits	102,146	39,034	(22,181)
Changes in operating assets and liabilities	26,933	23,732	8,497

Net cash provided by operating activities	$17,790	$30,052	$9,931

For the year ended December 31, 2013, cash provided by operating activities was $17.8 million as compared with $30.1 million for the prior year. The principal contributors to the decline in operating cash flows were:

•	a $15.5 million decrease in net loss adjusted for non-cash charges and credits that was due primarily to increased spending in the CA-ROW and CA-NA segments, partially offset by increases in the CA-NA and BA segments’ service revenues as noted above under “—Results of Operations”; partially offset by

•	a $3.2 million increase in cash flows related to changes in operating assets and liabilities resulting from:

•	Increase in cash flows from the following:

•	Changes in BA’s inventory and deferred revenue due primarily to the growth of the business;

•	Changes in CA-NA’s and BA’s accounts receivable due primarily to the timing of the receipt of payments;

•	Changes in CA-NA’s accounts payable and accrued liabilities due to primarily to the growth of the business and the timing of payments;

•	Changes in CA-NA’s deferred revenue due primarily to partner co-branding and reseller arrangements and an increase in buy-before-you-fly user purchase options; and

•	Canadian ATG license payments as a result of making a one-time payment in 2012 in connection with the commencement of the License Agreement, with no such payments made in 2013. See Note 17, “Canadian ATG Spectrum License” in our consolidated financial statements for additional information.

•	Partial offsets to the above due to decreases in cash flows from the following:

•	Changes in CA-NA’s deferred airborne lease incentives due to fewer aircraft having been installed pursuant to contracts under which our airline partners make an upfront payment for ATG equipment in the year ended December 31, 2013 as compared with the prior year period

•	Payment of satellite service deposits and certain prepaid expenses for the CA-ROW segment resulting from our entry into new agreements to which we were not party in the prior year period;

•	Changes in BA’s accounts payable due primarily to the timing of payments; and

•	Changes in CA-ROW’s deferred revenue due to the recognition of previously deferred revenue in the year ended December 31, 2013.

We anticipate cash flows from changes in operating assets and liabilities to be positively impacted in 2014 by increases in deferred airborne lease incentives and incentives payable to us by landlords under certain facilities leases that we estimate will range from $65 million to $85 million for the year ended December 31, 2014.

For the year ended December 31, 2012, cash provided by operating activities was $30.1 million as compared with $9.9 million for the prior year. The principal contributors to the improvement in operating cash flows were:

•	a $4.9 million increase in net income (loss) adjusted for non-cash charges and credits and a $15.2 million increase in cash flows related to changes in our operating assets and liabilities. The improvement in net income (loss) adjusted for non-cash charges and credits was primarily due to the significant increase in consolidated revenue, as noted in “—Results of Operations,” partially offset by an increase in cash operating expenses as noted above in “—Results of Operations”; and

•	a $15.2 million increase in cash flows related to changes in operating assets and liabilities resulting from:

•	Increase in cash flows from the following:

•	Changes in CA-NA’s deferred airborne lease incentives due to more aircraft having been installed pursuant to contracts under which our airline partners make an upfront payment for ATG equipment in the year ended December 31, 2012 as compared with the prior year period;

•	Changes in CA-NA’s accrued liabilities due primarily to an increase in accrued revenue share earned by our airline partners, accrued bonuses earned by our employees, accrued legal fees and the timing of payment of various other accrued liabilities;

•	Changes in CA-NA’s accounts receivable due primarily to the collection in the subsequent year of two large receivables that were outstanding at the end of 2011 and 2010, respectively. During both periods, the collections of the two large receivables were partially offset by higher accounts receivable balances with other CA-NA airline partners;

•	Changes in CA-NA’s accounts payable due primarily to the timing of payments;

•	Changes in CA-NA’s deferred revenue due primarily to the increase in subscription based products, as noted in “—Results of Operations” and an increase in buy-before-you-fly user purchase options; and

•	Changes in CA-ROW deferred revenue due to the commencement of related activities in 2012.

•	Partial offsets to the above due to decreases in cash flows from the following:

•	Canadian ATG license payments as a result of making a one-time payment in 2012 in connection with the commencement of the License Agreement, with no such payments made in 2011. See Note 17, “Canadian ATG Spectrum License” in our consolidated financial statements for additional information; and

•	Changes in BA’s accounts receivable due primarily to the increase in BA’s equipment sales.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “—Capital Expenditures” below.

Also included in investing activities for the year ended December 31, 2013 is $9.3 million related to the Airfone acquisition, see Note 7, “Airfone Acquisition” in our consolidated financial statements for additional information, and $5.0 million of letters of credit requiring us to maintain restricted cash for our future Chicago, Illinois office location.

Cash flows provided by Financing Activities:

Cash provided by financing activities for the year ended December 31, 2013 was $271.1 million primarily due to net proceeds from the IPO of $170.1 million ($173.9 million of proceeds, net of underwriter commissions, less the payment of $3.9 million of additional costs associated with the IPO), proceeds from the New Borrowing of $113.0 million, partially offset by $7.0 million of related debt issuance costs and principal payments on the Senior Term Facility and Alaska Facility of $4.5 million.

Cash provided by financing activities for the year ended December 31, 2012 was $118.8 million primarily due to proceeds from the $135.0 million Senior Term Facility, partially offset by debt issuance costs related to the Senior Term Facility of $9.6 million, payment of professional fees of $4.3 million related to preparing for this initial public offering and principal payments on the Senior Term Facility and Alaska Facility of $2.3 million.

Cash provided by financing activities for the year ended December 31, 2011 was $55.2 million primarily due to $55.4 million of proceeds from two issuances of Class A Preferred Stock totaling 5,539 shares to existing investors on terms consistent with our prior issuances of Class A Preferred Stock and $0.5 million from additional borrowings on our Alaska Facility. As noted above, all of the Class A Preferred Stock was converted to common stock as part of the IPO in June 2013.

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

Capital expenditures for the years ended December 31, 2013 and 2012 were $121.4 million and $79.5 million, respectively. The increase in capital expenditures was due to an increase in airborne equipment purchases for installations/upgrades to ATG-4 by our CA-NA business, an increase in airborne equipment purchases for the CA-ROW segment, an increase in investments in our ATG network and an increase in capitalized software as we continued to enhance our Gogo service and create new service offerings.

We anticipate an increase in capital spending in 2014 and estimate capital expenditures for the year ended December 31, 2014 will range from $170 million to $210 million as we increase the number of airborne equipment installations, execute our international expansion strategy, upgrade certain aircraft operated by our airline partners to ATG-4 and start the build out of our new office facilities. We expect our capital expenditures, net of deferred airborne lease incentives and landlord lease incentives as noted above, for the year ended December 31, 2014 to range from $105 million to $125 million.

Capital expenditures for the year ended December 31, 2012 and 2011 were $79.5 million and $43.1 million, respectively. The increase in capital expenditures was due to an increase in the number of airborne equipment installations by our CA-NA business, an increase in ATG network-related investment activities and an increase in capitalized software as we enhanced our Gogo service and created new service offerings. Capital expenditures also increased due an increase in leasehold improvements as we added additional office space to support the increases in headcount for our CA-NA and BA segments.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations that require us to make future cash payments as of December 31, 2013. The future contractual requirements include payments required for our operating leases and contractual purchase agreements.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Capital lease obligations	$5,072	$1,598	$2,622	$852	$—
Operating lease obligations	180,918	12,647	35,081	29,681	103,509
Purchase obligations (1)	45,907	45,907	—	—	—
Alaska Facility	1,512	504	1,008	—	—
Interest on Alaska Facility (2)	246	132	114
Amended Senior Term Facility	240,819	6,200	12,400	222,219	—
Interest on Amended Senior Term Facility (2)	91,465	27,276	52,353	11,836	—
Satellite transponder and teleport services	139,715	27,816	64,508	47,379	12
Network transmission services	22,780	6,332	9,424	7,024	—
Deferred revenue arrangements (3)	13,597	11,718	1,879	—	—
Deferred airborne lease incentives (4)	62,017	9,005	18,018	16,768	18,226
Canadian ATG Spectrum License related payments (5)	22,081	935	1,870	1,870	17,406
Other long-term liabilities (6)	18,105	—	—	—	18,105

Total	$844,234	$150,070	$199,277	$337,629	$157,258

(1)	As of December 31, 2013, our outstanding purchase obligations represented obligations to vendors to meet operational requirements as part of the normal course of business and related to information technology, research and development, sales and marketing and production related activities. Includes $8.8 million of satellite based antenna and radome systems commitments.
(2)	Interest is calculated based on the interest rate in effect at December 31, 2013. See Note 9, “Long-Term Debt and Other Liabilities” for further information.
(3)	Amounts represent obligations to provide services for which we have already received cash from our customers.
(4)	Amounts represent the upfront payments made by our airline partners for our ATG equipment. Upfront payments made pursuant to these agreements are accounted for as deferred airborne lease incentives which are amortized on a straight-line basis as a reduction of cost of service revenue over the term of the agreement.
(5)	Canadian ATG Spectrum License related payments relates to the monthly C$0.1 million payment over the estimated 25-year term of the agreement, using the December 31, 2013 exchange rate. See Note 17, “Canadian ATG Spectrum License” for further information.
(6)	Other long-term liabilities primarily consist of estimated payments (undiscounted) for our asset retirement obligations. Other long-term liabilities do not include $5.8 million related to our deferred tax liabilities due to the uncertainty of their timing.

Contractual Commitments: One contract with one of our airline partners requires us to provide our airline partner with an annual cash rebate of $1.8 million and a reduction in certain charges in June of each year beginning in 2014 and continuing through 2023 if our service is available on a specified number of aircraft in such airline partner’s fleet on the December 31 preceding such date.

We have an agreement with one of our airborne equipment vendors that committed us to purchase $26.0 million in satellite based antenna and radome systems as of December 31, 2013, of which $8.8 million remains to be paid. The remaining $8.8 million will become payable once the vendor has received Parts Manufacturing Authority, or PMA, from the Federal Aviation Authority and this product can be shipped to us.

We have agreements with two different vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $27.8 million in 2014, $31.6 million in 2015, $32.9 million in 2016, $31.7 million in 2017, $15.6 million in 2018 and an amount less than $0.1 million in 2019.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $5.7 million, $5.0 million, and $4.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $7.6 million, $6.2 million, and $5.5 million for the years ended December 31, 2013, respectively.

The revenue share paid to the airlines represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentive discussed above. Such rental expense totaled a net charge of $33.4 million, $21.1 million, and $8.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases, which have or are reasonably likely to have a material effect on our results of operations. See Note 15, “Leases,” to our consolidated financial information contained in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, certificates of deposit, money market funds and corporate debt securities. Our cash and cash equivalents as of December 31, 2013 and 2012 included amounts in bank checking account and liquid certificates of deposit with short term maturities. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Fixed Rate Debt: On December 31, 2013 and 2012, we had $1.5 million and $2.0 million aggregate principal amount of fixed rate debt outstanding under the Alaska Facility, respectively, which approximated fair value. If interest rates were 10% higher than the stated rate, the fair value of the Alaska Financing would have changed by an immaterial amount as of December 31, 2013 and 2012.

Variable Rate Debt: On December 31, 2013 and 2012, we had $240.8 million and $133.3 million aggregate principal amount outstanding under the Amended Senior Term Facility, respectively. The Amended Senior Term Facility bears interest at variable rates measured by reference to either (i) an adjusted LIBO Rate (adjusted for statutory reserve requirements and subject to a floor of 1.5%), plus a borrowing margin of 9.75%, or (ii) an alternate base rate (subject to a floor of 2.5%), plus a borrowing margin of 8.75%. As a result, increases in interest rates would increase the cost of servicing our Amended Senior Term Facility and could materially reduce our profitability and cash flows. As of December 31, 2013 and 2012, the LIBO Rate was more than 100 basis points below the floor described above. As a result, the fair value of the Amended Senior Term Facility will not change until both the LIBO Rate and the applicable base rate exceeds the applicable floors. However, if the current interest rate of 11.25% were to increase or decrease by 100 basis points, the fair value of the Amended Senior Term Facility would increase or decrease by approximately $6.8 million.

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

Item 8.	Financial Statements and Supplementary Data

Gogo Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gogo Inc.

Itasca, Illinois

We have audited the accompanying consolidated balance sheets of Gogo Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 14, 2014

Gogo Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$266,342	$112,576
Accounts receivable, net of allowances of $162 and $1,139, respectively	25,690	24,253
Inventories	13,646	12,149
Prepaid expenses and other current assets	16,287	6,367

Total current assets	321,965	155,345

Non-current assets:
Property and equipment, net	265,634	197,674
Intangible assets, net	72,848	58,147
Goodwill	620	620
Long-term restricted cash	5,418	640
Debt issuance costs	12,969	8,826
Other non-current assets	9,546	10,863

Total non-current assets	367,035	276,770

Total assets	$689,000	$432,115

Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$22,251	$16,691
Accrued liabilities	49,146	39,691
Accrued airline revenue share	9,958	6,261
Deferred revenue	11,718	6,663
Deferred airborne lease incentives	9,005	5,917
Current portion of long-term debt and capital leases	7,887	4,091

Total current liabilities	109,965	79,314

Non-current liabilities:
Long-term debt	235,627	131,450
Deferred airborne lease incentives	53,012	40,043
Deferred tax liabilities	5,770	4,949
Other non-current liabilities	14,436	7,758

Total non-current liabilities	308,845	184,200

Total liabilities	418,810	263,514

Commitments and contingencies
Redeemable preferred stock
Class A senior convertible preferred stock, par value $0.01 per share; zero and 15,000 shares authorized at December 31, 2013 and 2012, respectively; zero and 14,126 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	174,199
Class B senior convertible preferred stock, par value $0.01 per share; zero and 30,000 shares authorized at December 31, 2013 and 2012, respectively; zero and 22,488 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	285,035
Junior convertible preferred stock, par value $0.01 per share; zero and 20,000 shares authorized at December 31, 2013 and 2012, respectively; zero and 19,070 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	155,144

Total preferred stock	—	614,378

Stockholders’ equity (deficit)
Common stock, par value $0.0001 per share; 500,000,000 and 103,000,000 shares authorized at December 31, 2013 and 2012, respectively; 84,976,457 and 7,619,429 shares issued at December 31, 2013 and 2012, respectively; and 84,976,392 and 6,798,017 shares outstanding at December 31, 2013 and 2012, respectively	8	—
Additional paid-in-capital	871,325	9,110
Accumulated other comprehensive loss	(425)	(20)
Accumulated deficit	(600,718)	(454,867)

Total stockholders’ equity (deficit)	270,190	(445,777)

Total liabilities and stockholders’ equity (deficit)	$689,000	$432,115

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenue:
Service revenue	$250,381	$167,067	$103,918
Equipment revenue	77,743	66,448	56,238

Total revenue	328,124	233,515	160,156
Operating expenses:
Cost of service revenue (exclusive of items shown below)	132,259	83,235	54,605
Cost of equipment revenue (exclusive of items shown below)	35,739	29,905	23,240
Engineering, design and development	49,687	35,354	22,245
Sales and marketing	30,597	26,498	25,116
General and administrative	69,000	49,053	36,101
Depreciation and amortization	55,509	36,907	32,673

Total operating expenses	372,791	260,952	193,980

Operating loss	(44,667)	(27,437)	(33,824)

Other (income) expense:
Interest income	(64)	(77)	(72)
Interest expense	29,272	8,913	280
Fair value derivative adjustment	36,305	(9,640)	(58,740)
Write off of deferred equity financing costs	—	5,023	—
Other expense	2	22	40

Total other (income) expense	65,515	4,241	(58,492)

Income (loss) before income taxes	(110,182)	(31,678)	24,668
Income tax provision	1,107	1,036	1,053

Net income (loss)	(111,289)	(32,714)	23,615
Class A and Class B senior convertible preferred stock return	(29,277)	(52,427)	(31,331)
Accretion of preferred stock	(5,285)	(10,499)	(10,181)

Net loss attributable to common stock	$(145,851)	$(95,640)	$(17,897)

Net loss attributable to common stock per share—basic and diluted	$(3.05)	$(14.07)	$(2.63)

Weighted average number of shares—basic and diluted	47,832	6,798	6,798

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(111,289)	$(32,714)	$23,615
Currency translation adjustments, net of tax	(405)	(20)	—

Comprehensive income (loss)	$(111,694)	$(32,734)	$23,615

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$(111,289)	$(32,714)	$23,615
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	55,509	36,907	32,673
Fair value derivative adjustment	36,305	(9,640)	(58,740)
Write off of deferred equity financing costs	—	5,023	—
Loss on asset disposals/abandonments	1,058	1,592	1,155
Deferred income taxes	821	803	936
Stock compensation expense	5,621	3,545	1,795
Amortization of deferred financing costs	2,832	804	—
Changes in operating assets and liabilities:
Accounts receivable	(1,015)	(3,288)	(6,258)
Inventories	(1,497)	(3,026)	(3,274)
Prepaid expenses and other current assets	(1,378)	(1,032)	(1,742)
Canadian ATG license payments	126	(3,236)	(174)
Deposits on satellite services	(4,774)	—	—
Accounts payable	2,281	2,561	1,433
Accrued liabilities	10,911	5,943	6,246
Accrued airline revenue share	3,697	3,416	13
Deferred airborne lease incentives	10,217	18,165	11,030
Deferred revenue	6,685	3,212	1,461
Other non-current assets and liabilities	1,680	1,017	(238)

Net cash provided by operating activities	17,790	30,052	9,931

Investing activities:
Proceeds from the sale of property and equipment	226	860	—
Purchases of property and equipment	(105,228)	(67,449)	(33,200)
Acquisition of intangible assets	(16,141)	(12,007)	(9,878)
Acquisition of Airfone, includes $1.0 million in restricted cash at December 31, 2013	(9,344)	—	—
(Increase) decrease in investing restricted cash	(4,565)	(257)	1,702

Net cash used in investing activities	(135,052)	(78,853)	(41,376)

Financing activities:
Proceeds from initial public offering, net of underwriter commissions	173,910	—	—
Proceeds from credit facilities	113,000	135,000	520
Proceeds from issuance of preferred stock	—	—	55,386
Payment of debt, including capital leases	(6,326)	(2,339)	(42)
Payment of additional offering costs	(3,858)	(4,255)	(768)
Payment of debt issuance costs	(6,975)	(9,630)	—
Stock option exercises	1,305	—	—
Other	—	—	57

Net cash provided by financing activities	271,056	118,776	55,153

Effect of exchange rate changes on cash	(28)	10	—

Increase in cash and cash equivalents	153,766	69,985	23,708
Cash and cash equivalents at beginning of period	112,576	42,591	18,883

Cash and cash equivalents at end of period	$266,342	$112,576	$42,591

Supplemental Cash Flow Information:
Cash paid for interest	$24,751	$8,350	$244
Cash paid for taxes	261	208	74
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$15,460	$18,832	$6,863
Purchases of property and equipment paid by commercial airlines	5,840	4,326	1,110
Purchases of property and equipment under capital leases	4,081	265	366
Acquisition of intangible assets—capitalized in current liabilities	2,319	2,731	2,790
Asset retirement obligation incurred	1,454	293	147
Class A and Class B senior convertible preferred stock return	29,277	52,427	31,331
Accretion of preferred stock	5,285	10,499	10,181
Equity financing costs included in current liabilities	—	—	554

Gogo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data )

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Par Value				Total
Balance at January 1, 2011	6,798,017	$—	$97,831	$—	$(428,204)	$(330,373)
Net Income	—	—	—	—	23,615	23,615
Class A senior convertible preferred stock and Class B senior convertible preferred stock return	—	—	(31,331)	—	—	(31,331)
Accretion on preferred stock	—	—	(10,181)	—	—	(10,181)
Class A senior convertible preferred stock adjustment to fair value at issuance	—	—	(7,187)	—	—	(7,187)
Stock compensation expense	—	—	1,795	—	—	1,795

Balance at December 31, 2011	6,798,017	—	50,927	—	(404,589)	(353,662)
Net Loss	—	—	—	—	(32,714)	(32,714)
Class A senior convertible preferred stock and Class B senior convertible preferred stock return	—	—	(37,683)	—	(14,744)	(52,427)
Accretion on preferred stock	—	—	(7,679)	—	(2,820)	(10,499)
Currency translation adjustments, net of tax	—	—	—	(20)	—	(20)
Stock compensation expense	—	—	3,545	—	—	3,545

Balance at December 31, 2012	6,798,017	—	9,110	(20)	(454,867)	(445,777)
Net Loss	—	—	—	—	(111,289)	(111,289)
Class A senior convertible preferred stock and Class B senior convertible preferred stock return	—	—	—	—	(29,277)	(29,277)
Accretion on preferred stock	—	—	—	—	(5,285)	(5,285)
Currency translation adjustments, net of tax	—	—	—	(405)	—	(405)
Stock compensation expense, excluding ACM units	—	—	5,123	—	—	5,123
Stock option exercises	121,556	—	1,305	—	—	1,305
Issuance of common stock, net of fees	11,000,000	1	170,051	—	—	170,052
Conversion of convertible preferred stock (including embedded derivative liability)	66,235,473	7	685,238	—	—	685,245
Distribution of ACM units	821,346	—	498	—	—	498

Balance at December 31, 2013	84,976,392	$8	$871,325	$(425)	$(600,718)	$270,190

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Background

Gogo Inc. (“we, us, our,” etc.) is a holding company, which through its operating subsidiaries is a provider of in-flight connectivity and wireless in-cabin digital entertainment solutions. Effective January 1, 2013, we realigned our business into the following three segments: Commercial Aviation North America or “CA-NA,” Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”. We previously reported three segments: commercial aviation or CA, International, and BA. The realignment is intended to better align our reporting structure to the way in which we manage our business. The BA segment was not impacted by the realignment. Prior period segment disclosures have been restated to conform to the current year presentation. Our CA-NA business provides “Gogo®” branded in-flight connectivity and wireless digital entertainment solutions to commercial airline passengers flying routes that generally begin and end within North America, which for this purpose includes the continental United States (including Alaska), Canada and Mexico. Through our CA-ROW business we intend to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international flights of North American based commercial airlines. This includes routes that begin and/or end outside of North America (as defined above) for which our international service will be provided. Our CA-ROW business is in the start-up phase as we initiated our international expansion efforts in the first quarter of 2012. Our BA business sells equipment for in-flight connectivity and telecommunications and provides in-flight internet connectivity and other voice and data communications services to the business aviation market. BA services include Gogo Biz, our in-flight broadband service that utilizes both our air-to-ground (“ATG”) network and our ATG spectrum, and satellite-based voice and data services through our strategic alliances with satellite companies.

On June 20, 2013, we priced our Initial Public Offering of 11,000,000 shares of our common stock (“IPO”) and such shares began trading on the NASDAQ Global Select Market on June 21, 2013. The public offering price of the shares sold in the offering was $17.00 per share. Upon consummation of the IPO, all outstanding shares of convertible preferred stock converted into 66,235,473 shares of common stock.

As described in Note 3, “Common Stock and Preferred Stock” the liquidation preference associated with our Class A Senior Convertible Preferred Stock (“Class A Preferred Stock”) provided for a minimum return upon a Deemed Liquidation Event, such as an IPO. The additional common shares issued in connection with such minimum return upon the consummation of the IPO are included in the number of common shares above into which the preferred stock converted.

In connection with our IPO our Board of Directors authorized a 103 for 1 split of our common stock which was effected on June 17, 2013. These consolidated financial statements reflect retroactive effect to the stock split.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include our wholly owned subsidiaries and our affiliate, AC Management LLC (“ACM”). All intercompany transactions and account balances have been eliminated.

We are the managing member of ACM, an affiliate whose units were owned by members of management. ACM was established for the sole purpose of providing an ownership stake in us to members of management, and ACM’s transactions effectively represent a share-based compensation plan (see Note 12, “Share-Based Compensation,” for further information). Since we are the managing member of ACM and thereby control ACM, including controlling which members of management are granted ownership interests, ACM is included in our consolidated financial statements. ACM distributed all of its shares of our common stock to its members in December 2013 in exchange for their units and will be dissolved in 2014.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Under agreements with certain of our airline partners to upgrade certain fleets to our new ATG-4 airborne equipment from our existing ATG airborne equipment, on a quarterly basis we reassess the useful lives of the ATG component parts requiring replacement. As a result of our analysis, we shortened the useful lives of these component parts to be consistent with when the aircraft are expected to be upgraded under this retrofit program. The change in estimated useful lives related to this specific retrofit program resulted in a $4.6 million increase in the accelerated depreciation recorded in the year ended December 31, 2013, which increased net loss per basic and fully diluted share by $0.10 for that period. We expect to incur an additional $1.4 million of accelerated depreciation through the first quarter of 2016. The weighted average useful life of our ATG component parts scheduled to be upgraded under this retrofit program before and after the reassessment was seven years and 4.1 years, respectively. The useful lives of ATG component parts not scheduled to be upgraded as part of this retrofit program remained at seven years.

In October 2013, we announced that we are moving our headquarters and CA business from Itasca, IL to Chicago, IL in May 2015. As a result we shortened the estimated useful lives of the leasehold improvements, office equipment, furniture, and fixtures related to our existing corporate office. The change in the estimated useful lives related to the move resulted in a $0.1 million increase in accelerated depreciation in the year ended December 31, 2013. We expect to incur an additional $1.5 million of accelerated depreciation through May 2015. The weighted average useful life of the leasehold improvements, office equipment, furniture, and fixtures associated with the move before and after the reassessment was nine years and five years, respectively.

Reclassifications—In order to conform to the current year presentation, certain amounts in our 2012 consolidated balance sheet and for the 2012 and 2011 consolidated statements of cash flows have been reclassified. Specifically, restricted cash of $214 has been combined into prepaid expenses and other current assets, and deferred rent of $4,020 and asset retirement obligations of $2,637 have been combined into other non-current liabilities, in our consolidated balance sheet. Specifically, other non-current assets of ($256) and ($60) and other non-current liabilities of $758 and $190 for the years ended December 31, 2012 and 2011, respectively, have been combined into other non-current assets and liabilities in our consolidated statements of cash flows. Additionally, deferred rent of $24 and $144 for the years ended December 31, 2012 and 2011, respectively, have been combined into accrued liabilities, and non-current deferred rent of $515 and ($368) for the years ended December 31, 2012 and 2011, respectively, have been combined into other non-current assets and liabilities in our consolidated statements of cash flows.

Significant Risks and Uncertainties—Our operations are subject to certain risks and uncertainties, including without limitation those associated with continuing losses, fluctuations in operating results, funding expansion, strategic alliances, capacity constraints, managing rapid growth and expansion, relationships with suppliers and distributors, financing arrangement terms that may restrict operations, regulatory issues, competition, the economy, technology trends, and evolving industry standards.

Cash and Cash Equivalents—We consider short-term, highly liquid investments that are readily convertible to known amounts of cash, and so near their maturities that there is insignificant risk of changes in value due to any changes in market interest rates, and that have maturities of three months or less when purchased, to be cash equivalents. We continually monitor positions with, and the credit quality of, the financial

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

institutions with which we invest. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate the fair market value of these assets.

Certain cash amounts are restricted as to use and are classified outside of cash and cash equivalents. See Note 9, “Long-term Debt and Other Liabilities,” for further details.

Concentrations of Credit Risk—Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. All cash and cash equivalents are invested in creditworthy financial institutions. We perform ongoing credit evaluations and generally do not require collateral to support receivables.

See Note 11, “Business Segments and Major Customers,” for further details.

Income Tax—We use an asset- and liability-based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets, which are not likely to be realized. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. We also consider the existence of any uncertain tax positions and, as necessary, provide a reserve for any uncertain tax positions at each reporting date.

See Note 14, “Income Tax,” for further details.

Inventories—Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

See Note 6, “Composition of Certain Balance Sheet Accounts,” for further details.

Property and Equipment and Depreciation—Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation. Network asset inventory and construction in progress, which includes materials, transmission and related equipment, and interest and other costs relating to the construction and development of our network, are not depreciated until they are put into service. Network equipment consists of switching equipment, antennas, base transceiver stations, site preparation costs, and other related equipment used in the operation of our network. Airborne equipment consists of routers, radomes, antennas and related equipment, and accessories installed or to be installed on aircraft. Depreciation expense totaled $46.3 million, $29.5 million and $22.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives for owned assets, which are as follows:

Office equipment, furniture, and fixtures	3-7 year
Leasehold improvements	3-13 years
Airborne equipment	7 years
Network equipment	5-25 years

See Note 6, “Composition of Certain Balance Sheet Accounts,” for further details.

Improvements to leased property are amortized over the shorter of the useful life of the improvement or the term of the related lease. Repairs and maintenance costs are expensed as incurred.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Goodwill and Other Intangible Assets—Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of goodwill and our indefinite-lived intangible assets during the fourth quarter of each fiscal year. We assess the fair value of our FCC licenses using the Greenfield method, an income-based approach. Under the income approach, the fair value of the intangible asset is based on the present value of estimated future cash flows.

In performing our annual review of goodwill and indefinite-lived intangible asset balances for impairment, we estimate the fair value based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, projected operating results and cash flows may not always be achieved. The failure to achieve one or more of our assumptions regarding projected operating results and cash flows in the near term or long term could reduce the estimated fair value below carrying value and result in the recognition of an impairment charge. The results of our annual goodwill and indefinite-lived intangible asset impairment assessments for 2013, 2012, and 2011 indicated no impairment.

Intangible assets that are deemed to have a finite life are amortized over their useful lives as follows:

Software	3-8 years
Patents	4-12 years
Trademark/trade name	5 years
Aircell Axxess technology	8 years
OEM and dealer relationships	10 years
Service customer relationships	5-7 years

See Note 8, “Intangible Assets,” for further details.

Long-Lived Assets—We review our long-lived assets to determine potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We do this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If we determine an impairment exists, the asset is written down to estimated fair value.

Arrangements with Commercial Airlines—Pursuant to connectivity agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo® service to passengers on the aircraft. Depending on the agreement, we may be responsible for the costs of installing and deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second, more prevalent type of connectivity agreement our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions where legal title transfers are not deemed to be sales transactions for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as Airborne Equipment on our balance sheets, as noted in the Property and Equipment and Depreciation section above. Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Our contracts with each commercial airline also require us to pay the airline a percentage of the service revenues generated from transactions with the airline’s passengers. Such payments are essentially contingent rental payments and are recorded at the same time as the related passenger service revenue and classified as cost of service revenue in the consolidated statements of operations. Certain airlines are also entitled under their contracts to reimbursement by us for certain costs, which are deemed additional rental payments and classified as cost of service revenue in our consolidated statements of operations.

See Note 15, “Leases,” for further details.

Revenue Recognition—Service revenue for CA-NA generally consists of point-of-sale transactions with airline passengers, which are recognized as the services are provided and billed to customers, typically by credit or debit card. The card processors charge a transaction fee for each card transaction, and such transaction processor payments are classified as cost of service revenue in the consolidated statements of operations and recorded at the same time as the related passenger service revenue.

CA-NA’s product offerings also include an annual subscription product, multiple access packages (“multi-packs”) and an unlimited monthly access option. Under the multi-packs, revenue is deferred and recognized each time the customer accesses the network. Upon expiration, any amounts that are not used are recognized as revenue. Under the annual subscription product, revenue is recognized evenly throughout the year, regardless of how many times the customer accesses the network. Under the unlimited monthly access option, revenue is recognized evenly throughout the month starting on the date of purchase, regardless of how many times the customer accesses the network. All deferred revenue amounts related to the annual subscription, multi-packs and unlimited monthly access options are classified as a current liability in our consolidated balance sheets.

CA-NA also derives service revenue under arrangements with various third parties who sponsor free or discounted access to Gogo® service. The sponsorship arrangements vary with respect to duration and the airlines included. For sponsorship arrangements that occur across more than a single calendar month, revenue is deferred and recognized evenly throughout the sponsorship term. Due to the short-term nature of these arrangements, all deferred amounts related to our sponsorships are classified as current liabilities in our consolidated balance sheets. Other sources of CA-NA revenue include fees paid by third parties to advertise on or to enable ecommerce transactions through our airborne portal. For advertising or ecommerce arrangements that occur across more than a single calendar month, revenue is deferred and recognized evenly throughout the term of the arrangement.

We recognize revenue for equipment sales when the following conditions have been satisfied: the equipment has been shipped to the customer, title and risk of loss have transferred to the customer, we have no future obligations for installation or maintenance service, the price is fixed or determinable, and collectability is reasonably assured.

Service revenue for BA generally consists of monthly recurring and usage fees, which are recognized monthly as the services are provided and billed to customers.

Our BA segment has multi-element arrangements that include both equipment and service revenue. Revenue is allocated to each element based on the relative fair value of each element. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element have been met. Fair value is generally based on the price charged when each element is sold separately, or vendor-specific objective evidence (“VSOE”). We use VSOE to determine the fair value of the elements pertaining to this arrangement.

Our CA-ROW business is in the start-up phase as we initiated our international expansion efforts in the first quarter of 2012 and, as of December 31, 2013, this segment has generated minimal revenues.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Research and Development Costs—Expenditures for research and development are charged to expense as incurred and totaled $29.8 million, $23.6 million and $16.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. Research and development costs are reported as a component of engineering, design and development expenses in our consolidated statements of operations.

Software Development Costs—We capitalize costs for network and non-network software developed or obtained for internal use during the application development stage. These costs include purchased software and direct costs associated with the development and configuration of internal use software that supports the operation of our service offerings. These costs are included in intangible assets, net, in our consolidated balance sheets and, when the software is placed in service, are amortized over their estimated useful lives. Costs incurred in the preliminary project and post-implementation stages, as well as maintenance and training costs, are expensed as incurred.

With respect to software sold as part of our equipment sales, we capitalize software development costs once technological feasibility has been established. Capitalized software costs are amortized on a product-by-product basis, based on the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product.

Warranty—Our BA segment provides warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery, and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence, and are included in accrued liabilities in our consolidated balance sheets.

See Note 6, “Composition of Certain Balance Sheet Accounts,” for the details of the changes in our warranty reserve.

Asset Retirement Obligations—We have certain asset retirement obligations related to contractual commitments to remove our network equipment and other assets from leased cell sites upon termination of the site lease and to remove equipment from aircraft when the service contracts terminate. The asset retirement obligations are classified as a noncurrent liability in our consolidated balance sheets.

See Note 6, “Composition of Certain Balance Sheet Accounts,” for the details of the changes in our asset retirement obligations.

Fair Value of Financial Instruments—We group financial assets and financial liabilities measured at fair value into three levels of hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Our derivative liabilities are the only financial assets and liabilities that are measured at fair value in our consolidated balance sheets.

See Note 4, “Fair Value of Financial Assets and Liabilities,” for further information.

Derivatives—Prior to the IPO, our Class A Preferred Stock and Junior Convertible Preferred Stock (“Junior Preferred Stock”) contained features that were considered embedded derivatives and were required to be bifurcated from the preferred stock and accounted for separately. These embedded derivatives were recognized in our consolidated balance sheets at fair value and the changes in fair values were recognized as noncash activity in earnings each period.

See Note 3, “Common Stock and Preferred Stock,” and Note 4, “Fair Value of Financial Assets and Liabilities,” for further information.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Preferred Stock—Prior to the IPO, we elected to accrete changes in the redemption value of our preferred stock over the period from the date of issuance to the earliest redemption date using the effective interest method.

See Note 3, “Common Stock and Preferred Stock,” for further information.

Earnings Per Share—We calculate basic and diluted net loss per share using the weighted-average number of common shares outstanding during the period.

See Note 5, “Net Income (Loss) Per Share” for further information.

Share-Based Compensation—Compensation cost is measured and recognized at fair value for all share-based payments, including stock options. For stock options, we estimate fair value using the Black-Scholes option-pricing model, which requires assumptions, such as expected volatility, risk-free interest rate, expected life, and dividends. Restricted stock units (“RSUs”) are measured based on the fair market value of the underlying stock on the date of grant. Our share-based compensation expense is recognized net of estimated forfeitures on a straight-line basis over the applicable vesting period, and is included in general and administrative expenses in our consolidated statements of operations. For 2013, 2012, and 2011, we estimated a forfeiture rate when computing share-based compensation expense. We reassess our estimated forfeiture rate periodically based on new facts and circumstances.

See Note 12, “Share-Based Compensation,” for further discussion.

Additional Paid-in Capital—For our internal recordkeeping, we categorized our additional paid-in capital account into two categories: additional paid-in capital related to equity share issuances and additional paid-in capital related to share-based compensation. Preferred stock return and accretion of preferred stock were historically recorded as reductions to additional paid-in capital related to equity share issuances. In 2012, due to the level of preferred stock return and accretion of preferred stock recognized, the balance of our additional paid-in capital related to equity share issuances was reduced to zero. Accordingly, during 2013 and 2012 we recorded preferred stock return and accretion of preferred stock as increases to our accumulated deficit. See our consolidated statements of stockholders’ equity (deficit) for further information.

Leases—In addition to our arrangements with commercial airlines which we account for as leases as noted above, we also lease certain facilities, equipment, cell tower space, and base station capacity. We review each lease agreement to determine if it qualifies as an operating or capital lease.

For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis over the term of the lease. We record any difference between the straight-line rent amounts and amounts payable under the lease as deferred rent, in either accrued liabilities or as a separate line within noncurrent liabilities, as appropriate, in our consolidated balance sheets.

For leases that qualify as a capital lease, we record a capital lease asset and a capital lease obligation at the beginning of lease term at an amount equal to the present value of minimum lease payments during the term of the lease, excluding that portion of the payments that represent executory costs. The capital lease asset is depreciated on a straight-line method over the shorter of its estimated useful life or lease term.

See Note 15, “Leases,” for further information.

Advertising Costs—Costs for advertising are expensed as incurred.

Debt Issuance Costs—We deferred loan origination fees and financing costs related to the Senior Term Facility (as defined in Note 9, “Long-Term Debt and Other Liabilities”), all of which have been accounted for as

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

deferred financing costs. Additionally, we deferred fees paid directly to the lenders related to the New Borrowing (as defined in Note 9, “Long-Term Debt and Other Liabilities”) as deferred financing costs. The fees incurred but not paid directly to the lenders in connection with the New Borrowing were expensed to interest expense. We amortize these costs over the term of the Amended Senior Term Facility (as defined in Note 9, “Long-Term Debt and Other Liabilities”) using the effective interest method, and include them in interest expense in the consolidated statement of operations.

See Note 9, “Long-Term Debt and Other Liabilities” for further information.

Comprehensive Income (Loss)—Comprehensive loss for the years ended December 31, 2013, 2012 and 2011 is net loss plus unrealized losses on foreign currency translation adjustments.

Recently Issued Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, FASB Finalizes New Disclosure Requirements for Reclassification Adjustments Out of AOCI (“ASU 2013-02”). This pronouncement adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. This guidance, which we adopted effective January 1, 2013, did not have a material impact on our financial position, results of operations or cash flows.

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

3. Common Stock and Preferred Stock

Common Stock—We have one class of common stock outstanding as of December 31, 2013 and 2012. Our common stock is junior to our preferred stock, if and when issued. See “Post IPO Preferred Stock” below for additional information.

Our Third Amended and Restated Certificate of Incorporation authorizes a total of 500,000,000 shares of common stock with a par value of $0.0001 per share.

On June 20, 2013, we priced our IPO of 11,000,000 shares of common stock and such shares began trading on the NASDAQ Global Select Market on June 21, 2013. The public offering price of the shares sold in the offering was $17.00 per share. Upon consummation of the IPO, all of the then outstanding shares of convertible preferred stock converted into 66,235,473 shares of common stock, which includes 2,135,602 common shares issued in connection with the liquidation preference associated with our Class A Preferred Stock.

On December 23, 2011 we filed our initial registration statement to commence our initial public offering process. In the fourth quarter of 2012, primarily due to market conditions, we temporarily suspended our efforts to conduct an initial public offering and accordingly in 2012 wrote-off $5.0 million of deferred equity financing costs incurred through December 31, 2012.

Post IPO Preferred Stock—Effective upon the closing of the IPO in June 2013, our previously issued preferred stock was no longer outstanding as all such preferred stock was converted into common stock.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Pre IPO Preferred Stock—Prior to our IPO, we had three classes of preferred stock outstanding, all of which converted into common stock upon the IPO; Class A Preferred Stock, Class B Senior Convertible Preferred Stock (“Class B Preferred Stock”), and Junior Preferred Stock.

A summary of our preferred stock activity for the years ended December 31, 2013, 2012 and 2011, is as follows (in thousands):

	Preferred Stock
	Class A	Class B	Junior	Total
Balance at January 1, 2011	$80,278	$231,559	$141,548	$453,385
January 28, 2011 funding	38,095	—	—	38,095
June 30, 2011 funding	24,478	—	—	24,478
Allocation of embedded derivative upon issuance of preferred stock	(6,018)	—	—	(6,018)
Preferred stock return	13,943	17,388	—	31,331
Accretion of preferred stock	1,913	1,625	6,643	10,181

Balance at December 31, 2011	152,689	250,572	148,191	551,452
Preferred stock return	19,505	32,922	—	52,427
Accretion of preferred stock	2,005	1,541	6,953	10,499

Balance at December 31, 2012	174,199	285,035	155,144	614,378
Preferred stock return	11,219	18,058	—	29,277
Accretion of preferred stock	1,005	763	3,517	5,285
Conversion to common stock upon the IPO	(186,423)	(303,856)	(158,661)	(648,940)

Balance at December 31, 2013	$—	$—	$—	$—

Each class of preferred stock was measured at fair value upon issuance on December 31, 2009, and recorded outside of permanent equity because the investors could redeem the shares in the future outside of our control. All three classes of preferred stock were being accreted to stated value over the period from the date of issuance to the earliest redemption date using the effective interest method. The initial stated capital of each of the three classes of preferred stock was $10,000 per share. All classes of preferred stock had voting rights proportionate to their ownership interest in us and had participation rights in any dividends issued on the common stock. The Class A Preferred Stock and Class B Preferred Stock earned a quarterly preferred return of 6%, which we elected to pay in-kind, while the Junior Preferred Stock did not pay a quarterly preferred return. All three classes of our preferred stock included antidilution adjustment provisions, although during the period when the preferred stock was outstanding, only the Conversion Price of the Junior Preferred Stock was impacted by such provisions. The Conversion Price of the Junior Preferred Stock was adjusted from $1,087 at the date of issue to $1,075 as a result of the issuance of additional Class A Preferred Stock in 2011 and 2010.

The Class A Preferred Stock included a liquidation preference that provided for a minimum rate of investment return, which represented an embedded derivative and required bifurcation from the Class A Preferred Stock and

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

separate accounting as a derivative liability. The liquidity feature, when classified as a derivative liability, was initially recorded at fair value and marked to fair value at the end of each reporting period. As noted above, upon consummation of the IPO, 2,135,602 shares of common stock were issued in connection with the liquidation preference associated with our Class A Preferred Stock resulting in a $36.3 million charge recorded in our consolidated statements of operations for the year ended December 31, 2013. Due to changes in the fair value of the derivative liability, $9.6 million and $25.7 million of income was recorded to fair value derivative adjustments in our consolidated statements of operations for the years ended December 31, 2012 and 2011.

The fair value of the Junior Preferred Stock at issuance was determined to be approximately $8,000 per share, a substantial discount to its stated capital of $10,000 per share. Accordingly, under ASC 815, Derivatives and Hedging, since the Junior Preferred Stock contained contingently exercisable put/call features, principally the Deemed Liquidation Event and Mandatory Conversion Option features, that could accelerate the repayment of the stated capital, such features were deemed not to be clearly and closely related to the host security and were required to be bifurcated from the Junior Preferred Stock and separately accounted for as a derivative liability. Due to changes in the fair value of the derivative liability, $33.1 million of income was recorded to fair value derivative adjustment in our consolidated statements of operations for the year ended December 31, 2011.

See Note 4, “Fair Value of Financial Assets and Liabilities,” for additional discussion regarding the fair value adjustments.

4. Fair Value of Financial Assets and Liabilities

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Amended Senior Term Facility and the Alaska Facility, both of which are reflected on the consolidated balance sheet at cost, as defined in Note 9, “Long-Term Debt and Other Liabilities”. Based on market conditions as of December 31, 2013, the fair value of the Amended Senior Term Facility was approximately $261 million and the fair value of the Alaska Facility approximated its carrying value of $1.5 million (see Note 9, “Long-Term Debt and Other Liabilities”). These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market including interest rates on recent financings by entities with credit profiles similar to ours. We estimated the fair values of the Amended Senior Term Facility and the Alaska Facility by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at December 31, 2013 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Amended Senior Term Facility and the Alaska Facility.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Derivative Liabilities:

As described in Note 3, “Common Stock and Preferred Stock” the liquidation preference associated with our Class A Senior Convertible Preferred Stock was considered an embedded derivative as it provided for a minimum return upon a Deemed Liquidation Event, such as an IPO. Upon consummation of the IPO, 2,135,602 common shares were issued in connection with the liquidation preference minimum return. As the public offering price of the shares sold in the offering was $17.00 per share, the value of the liquidation preference was $36.3 million, which we believe constitutes Level 2 observable inputs.

As discussed in Note 3, “Common Stock and Preferred Stock,” our Class A Preferred Stock and Junior Preferred Stock included features that qualified as embedded derivatives. The embedded derivatives were bifurcated from the host contract and separately accounted for as derivative liabilities. As derivative liabilities, these features were required to be initially recorded at the fair value on date of issuance and marked to fair value at the end of each reporting period, resulting in a noncash charge/benefit to other (income) expense in our consolidated statements of operations. The fair value of the derivatives was valued using an income approach and a probability-weighted expected return method (“PWERM”) using Level 3 unobservable inputs, as the income approach and PWERM were deemed to best represent the valuation models investors would likely use in valuing us.

There were no fair value measurements using Level 3 inputs related to our derivative liabilities for the year ended December 31, 2013. The following table presents the fair value reconciliation of Level 3 derivative liabilities measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011 (in thousands):

	Class A Preferred Stock	Junior Preferred Stock	Total
Balance at January 1, 2011	$29,272	$33,090	$62,362
Included in other (income) expense	(25,650)	(33,090)	(58,740)
Allocation of Class A Preferred Stock upon issuance	6,018	—	6,018

Balance at December 31, 2011	9,640	—	9,640
Included in other (income) expense	(9,640)	—	(9,640)

Balance at December 31, 2012	$—	$—	$—

FCC Licenses:

In performing the annual impairment assessment of our FCC licenses, the fair value of the FCC license is determined using an income-based approach (the Greenfield method) using Level 3 unobservable inputs. Significant Level 3 inputs include projected future cash flows and the discount rate used to calculate the present value of the prospective cash flows.

5. Net Income (Loss) Per Share

Basic and diluted net loss per share have been calculated using the weighted-average number of common shares outstanding for the period. Our previously outstanding Class A Preferred Stock, Class B Preferred Stock and Junior Preferred Stock were all considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. In periods of a net loss attributable to common stock, the three classes of preferred stock were excluded from the computation of basic earnings per share either due to the fact that they were not required to fund losses or because the redemption amount was not reduced as a result of losses.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2013, 2012 and 2011 all outstanding shares of common stock underlying stock options and ACM Units were excluded from the computation of diluted shares outstanding because they were anti-dilutive. For the year ended December 31, 2013, all outstanding shares of common stock underlying deferred stock units and restricted stock units were also excluded from the computation of diluted shares outstanding because they were anti-dilutive. Additionally, all outstanding shares of convertible preferred stock were excluded from the computation of diluted shares outstanding for the period prior to their conversion into common stock upon the IPO for the year ended December 31, 2013 and for the years ended December 31, 2012 and 2011 because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share using the two-class method; however, because of the undistributed losses in every year, the three classes of preferred stock are excluded from the computation of basic earnings per share as undistributed losses are not allocated to preferred shares (in thousands, except per share amounts):

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(111,289)	$(32,714)	$23,615
Less: Preferred stock return	29,277	52,427	31,331
Less: Accretion of preferred stock	5,285	10,499	10,181

Undistributed losses	$(145,851)	$(95,640)	$(17,897)

Weighted-average common shares outstanding-basic and diluted	47,832	6,798	6,798

Net loss attributable to common stock per share-basic and diluted	$(3.05)	$(14.07)	$(2.63)

6. Composition of Certain Balance Sheet Accounts

Inventories as of December 31, 2013 and 2012, all of which were included within the BA segment, were as follows (in thousands):

	December 31,
	2013	2012
Work-in-process component parts	$10,146	$9,997
Finished goods	3,500	2,152

Total inventory	$13,646	$12,149

Prepaid expenses and other current assets as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Deposits on satellite services	$4,774	$—
Airfone acquisition related other current assets (1)	2,847	—
Restricted cash	1,006	214
Other	7,660	6,153

Total prepaid expenses and other current assets	$16,287	$6,367

(1)	See Note 7, “Airfone Acquisition” for further information.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Property and equipment as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Office equipment, furniture, and fixtures	$19,695	$15,895
Leasehold improvements	7,747	7,152
Airborne equipment	227,866	163,896
Network equipment	135,072	96,000

	390,380	282,943
Accumulated depreciation	(124,746)	(85,269)

Property and equipment, net	$265,634	$197,674

Other non-current assets as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Canadian ATG license payments (1)	$2,749	$3,080
Deposits on satellite and other airborne equipment	5,629	5,747
Other	1,168	2,036

Total other non-current assets	$9,546	$10,863

(1)	See Note 18, “Canadian ATG Spectrum License” for further information.

Accrued liabilities as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31,
	2013	2012
Employee benefits	$17,320	$11,212
Airborne equipment and installation costs	4,981	12,209
Airfone acquisition related liabilities (1)	4,791	—
Other	22,054	16,270

Total accrued liabilities	$49,146	$39,691

(1)	See Note 7, “Airfone Acquisition” for further information.

Other non-current liabilities as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31,
	2013	2012
Asset retirement obligations	$4,382	$2,637
Deferred rent	3,982	4,020
Capital leases	3,011	229
Deferred revenue	1,878	249
Other	1,183	623

Total other non-current liabilities	$14,436	$7,758

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Changes in our warranty reserve for the years ended December 31, 2013 and 2012 consist of the following (in thousands):

Warranty Reserve
Balance—January 1, 2011	$415
Accruals for warranties issued	1,254
Settlements of warranties	(997)

Balance—December 31, 2011	672
Accruals for warranties issued	480
Settlements of warranties	(282)

Balance—December 31, 2012	870
Accruals for warranties issued	622
Settlements of warranties	(612)

Balance—December 31, 2013	$880

Changes in our non-current asset retirement obligations for the years ended December 31, 2013 and 2012 consist of the following (in thousands):

Asset Retirement Obligation
Balance—January 1, 2012	$2,112
Liabilities incurred	293
Liabilities settled	(39)
Accretion expense	271

Balance—December 31, 2012	2,637
Liabilities incurred (1)	1,454
Liabilities settled	(72)
Accretion expense	363

Balance—December 31, 2013	$4,382

(1)	Includes $1.0 million related to a change in estimate in the expected cash flows for our estimated liabilities.

The changes in our non-current asset retirement obligations exclude asset retirement obligations acquired as part of the Airfone acquisition as we expect to wind down the business and related assets within a year and have thus classified such obligations as current liabilities as of December 31, 2013.

7. Airfone Acquisition

On April 11, 2013, we consummated the acquisition from LiveTV, LLC (“LiveTV”) of LiveTV Airfone, LLC (“Airfone”) which had more than 1,000 subscribers for its airborne voice communication services and a Federal Communications Commission (“FCC”) license for 1 MHz of ATG spectrum in the nationwide 800MHz Commercial Air-Ground Radiotelephone band (“1 MHz FCC License”). The purchase price for the acquisition was $9.3 million. In connection with the acquisition, we also agreed to license certain intellectual property rights from LiveTV. The purchase price was funded from cash on-hand and of the $9.3 million purchase price, $1.0 million remained in escrow and is included in restricted cash along with a corresponding amount in accrued liabilities on our consolidated balance sheet as of December 31, 2013. This acquisition did not have a material impact on our financial statements. Accordingly, we have not presented pro forma disclosures.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Airfone acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition. The allocation of the purchase price is a follows (in thousands):

Purchase Price Allocation
Trade receivables	$422
Prepaid and other current assets	3,768
Property and equipment	2,232
Trademark/trade name	220
Service customer relationships	7,100
FCC License	964
Accounts payable and accrued liabilities	(3,628)
Asset retirement obligations	(1,734)

Total purchase price	$9,344

In connection with our integration of Airfone, we determined that Airfone failed to remit to the Universal Services Administration Company (“USAC”) certain FCC-mandated Federal Universal Service Fund (“FUSF”) fees. We therefore have caused Airfone to correct its past filings and to remit to USAC approximately $1.1 million in FUSF and related fees covering the period from January 1, 2008 through December 31, 2012. We expect that an additional $0.1 million covering the period from January 1, 2013 through April 10, 2013 will be paid to USAC in 2014. We also determined that Airfone billed its customers for FUSF fees in amounts that exceed the total amount remitted or owed to USAC. Due to the difference between the total amounts collected and the amounts that have been or will be remitted to USAC, Airfone also owes refunds to its customers. We believe that the aggregate amount of any liability to Airfone customers for the period from January 1, 2008 through April 10, 2013 is approximately $2.5 million. In addition, Airfone may be subject to enforcement action by the FCC in connection with the delayed payments to USAC, which could result in, among other things, interest payments, penalties and fines. We have worked with LiveTV to determine and estimate the amounts due to USAC and Airfone’s customers and have recorded an accrual and a related receivable from LiveTV for our best estimate of the potential liability related to these matters. In accordance with the terms of the purchase agreement, LiveTV has and is expected to continue to reimburse us for any amounts due to USAC and Airfone’s customers which we pay, and to indemnify us for any additional amounts due to Airfone’s customers, USAC, interest, penalties and fines for which Airfone may be liable.

The service customer relationships represent the fair value of the Airfone subscriber base we acquired as part of the Airfone acquisition. In previously issued interim financial statements our allocation of the purchase price related to this acquisition was preliminary and we presented a goodwill amount which represented the excess of the purchase price over the fair market value of the identifiable net assets acquired, and was equal to the then estimated liability to the USAC and Airfone’s customers as noted above. We have now gathered sufficient information to determine a final purchase price allocation, and the amount previously reported as goodwill is now reported as part of prepaid and other current assets, based on the finalization of the estimated liability and the clarification with LiveTV as to the responsibility of the parties for payment of the amounts due to USAC and Airfone’s customers related to this liability.

8. Intangible Assets

Our intangible assets are comprised of indefinite- and finite-lived intangible assets. We own the rights to both 3MHz of ATG spectrum in the nationwide 800 MHz Commercial Air-Ground Radiotelephone band (the “3 MHz FCC License”), which is used in the operation of our ATG network, and the 1 MHz FCC License acquired

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

in the Airfone Acquisition. Together we refer to the 3 MHz FCC License and the 1 MHz FCC License as the “FCC Licenses”. While the FCC Licenses were issued with 10-year terms, such licenses are subject to renewal by the FCC, and renewals of licenses held by others have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of the FCC Licenses. As a result, the FCC Licenses are treated as indefinite-lived intangible assets which we do not amortize. We reevaluate the useful life of the FCC Licenses each year to determine whether events and circumstances continue to support an indefinite useful life. Our annual impairment assessment of the FCC Licenses for 2013, 2012, and 2011 indicated no impairment.

We amortize our finite-lived intangible assets on a straight-line basis over their estimated useful lives.

Our software relates to the development of internal use software which is used to run our network and support our service offerings. Software also includes software embedded in the equipment that we sell to our customers within the BA segment.

As of December 31 2013 and 2012, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of December 31, 2013 and 2012 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in years)	As of December 31, 2013			As of December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	3.2	$58,689	$(27,558)	$31,131	$58,765	$(35,263)	$23,502
Patents	5.6	500	—	500	—	—	—
Trademark/trade name (1)	4.3	3,072	(2,885)	187	2,852	(2,852)	—
Aircell Axxess technology	1.1	4,129	(3,827)	302	4,129	(3,549)	580
OEM and dealer relationships	3.1	6,724	(4,650)	2,074	6,724	(3,978)	2,746
Service customer relationships (1)	6.3	8,081	(1,710)	6,371	981	(981)	—

Total amortized intangible assets		81,195	(40,630)	40,565	73,451	(46,623)	26,828

Unamortized intangible assets:
FCC Licenses (1)		32,283	—	32,283	31,319	—	31,319

Total intangible assets		$113,478	$(40,630)	$72,848	$104,770	$(46,623)	$58,147

(1)	See Note 7, “Airfone Acquisition” for further information.

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $9.2 million, $7.4 million and $10.1 million, respectively.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Amortization Expense
2014	$11,730
2015	$9,714
2016	$7,926
2017	$4,023
2018	$2,635
Thereafter	$4,537

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

9. Long-Term Debt and Other Liabilities

Senior Debt—On June 21, 2012, we borrowed $135.0 million under a five-year term loan that matures on June 21, 2017 (the “Senior Term Facility”), the terms of which are set forth in a Credit Agreement dated as of June 21, 2012 among Gogo Intermediate Holdings LLC (“GIH”), Aircell Business Aviation Services LLC (“ABAS”), and Gogo LLC, as borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We received net cash proceeds of $125.4 million following the payment of debt issuance fees of $9.6 million under the Senior Term Facility. On April 4, 2013, we borrowed $113.0 million (the “New Borrowing”) under an amendment to the Credit Agreement governing the Senior Term Facility. We refer to our existing Senior Term Facility, as so amended, as the “Amended Senior Term Facility.” The amendment increased the size of the Senior Term Facility from $135.0 million to $248.0 million. We received net cash proceeds from the New Borrowing of $103.0 million following the payment of debt issuance fees of $10.0 million. As of December 31, 2013 and 2012 we had $240.8 million and $133.3 million, respectively, outstanding under the Amended Senior Term Facility. We are using the proceeds from the Amended Senior Term Facility for general corporate purposes, including upgrading certain fleets of certain airline partners to ATG-4 technology and funding our international expansion to the extent permitted by the Amended Senior Term Facility.

GIH, Gogo LLC and ABAS are the borrowers under the Amended Senior Term Facility. The obligations of the borrowers under the Amended Senior Term Facility are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries, in each case to the extent otherwise permitted by applicable law, regulation and contractual provision. In addition, the Amended Senior Term Facility and the guarantees thereunder are secured by security interests in (i) all of the capital stock of all direct domestic subsidiaries owned by the borrowers and the guarantors, (ii) 65% of the capital stock of each direct foreign subsidiary owned by any borrower or any guarantor (foreign subsidiary holding companies are deemed to be foreign subsidiaries), and (iii) substantially all other tangible and intangible assets (including intellectual property) of the borrowers and the guarantors, subject in each case to certain exceptions.

The Amended Senior Term Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. If an event of default occurs and so long as such event of default is continuing, the amounts outstanding will accrue interest at an increased rate and payments of such outstanding amounts could be accelerated. We do not have maintenance covenants under the terms of the Amended Senior Term Facility but as part of its affirmative covenants, we need to maintain a minimum cash balance of $5.0 million and comply with certain reporting and notice requirements and periodic financial statement

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

reporting on a borrowing entity basis. As of December 31, 2013, we were in compliance with the cash balance, reporting and notice requirements and no event of default had occurred.

The Amended Senior Term Facility contains covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur or guarantee additional indebtedness, prepay certain subordinated indebtedness, modify certain terms of certain material agreements (including intercompany agreements), make dividends and other restricted payments, issue additional preferred stock, make investments (including a cap on investments in our international business during the term of the Amended Senior Term Facility), incur or maintain liens, make capital expenditures, engage in mergers and certain other fundamental changes, engage in certain transactions with affiliates, enter into sale-leaseback arrangements or enter into agreements restricting dividends or other distributions by subsidiaries to the borrowers or any of their subsidiaries. As of December 31, 2013, these covenants restricted the borrowers from distributing $102 million of their net assets to our Parent Company, Gogo Inc.

Under the Amended Senior Term Facility, principal payments of $1.6 million are due on the last day of each calendar quarter through March 31, 2017, with the remaining unpaid principal amount of the loan due and payable at maturity on June 21, 2017.

The loans outstanding under the Amended Senior Term Facility bear interest, at our option, either: (i) at the base rate, which is defined as the highest of (a) the rate of interest published by the Wall Street Journal, from time to time, as the prime rate, (b)  1⁄2 of 1% per annum above the weighted average of the rates on overnight federal funds transactions, (c) an adjusted London inter-bank offered rate (adjusted for statutory reserve requirements and with a rate floor of 1.5%) (“LIBO Rate”) for an interest period of one month plus 1.00% and (d) 2.50% or (ii) at the LIBO Rate plus, in each case, an applicable margin. The applicable margin is 9.75% per annum with respect to any LIBO Rate loan and 8.75% per annum with respect to any base rate loan. As of December 31, 2013, the interest rate on the Amended Senior Term Facility was 11.25% and all loans were outstanding as three month LIBOR loans.

We paid $9.6 million of loan origination fees and financing costs related to the Senior Term Facility, all of which have been accounted for as deferred financing costs. We paid $10.0 million of additional fees related to the New Borrowing. As the New Borrowing was treated as a modified loan, we recorded $7.0 million of fees paid directly to the lenders as deferred financing costs. The remaining $3.0 million of fees incurred but not paid directly to the lenders in connection with the New Borrowing were expensed to interest expense. See Note 10, “Interest Costs” for additional details. Total amortization expense of the deferred financing costs was $2.8 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2013 and 2012, the balance of unamortized deferred financing costs related to the Amended Senior Term Facility was $13.0 million and $8.8 million, respectively, and was included as a separate line in our consolidated balance sheets.

As of December 31, 2013, the mandatory principal payments under the Amended Senior Term Facility for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,	Credit Facility
2014	$6,200
2015	$6,200
2016	$6,200
2017	$222,219
Thereafter	$—

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The credit agreement executed in connection with our Amended Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. The credit agreement provides that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of ABAS only. This calculation is made at the end of each fiscal year beginning with the year ended December 31, 2013, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on ABAS’ debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates trigger the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our consolidated balance sheets. We had no such mandatory prepayment as of December 31, 2013.

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

Alaska Financing—On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. As of December 31, 2013 and 2012, we had $1.5 million and $2.0 million, respectively, outstanding under the Alaska Facility. No further draws can be made under the Alaska Facility and principal amounts outstanding are payable in quarterly installments over a five-year period commencing on November 12, 2011, or can be prepaid at any time without premium or penalty at our option. The Alaska Facility is secured by a first-priority interest in our cell tower leases and other personal property located at the cell sites in Alaska.

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

Pursuant to our equipment and revenue agreement with Alaska Airlines, the share of service revenue (“revenue share”) we pay Alaska Airlines increases as long as any amounts are outstanding under the Alaska Facility. Alaska Airlines revenue share increases by 300 basis points for service revenue generated on flights that use the ATG network in Alaska, until the principal and all accrued interest is paid in full. This revenue share was less than $0.1 million for the years ended December 31, 2013, 2012 and 2011 and is included in our consolidated statements of operations as part of our interest expense.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Principal payments under the Alaska Facility in each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,	Alaska Facility
2014	$504
2015	$504
2016	$504
Thereafter	$—

Letters of Credit—We maintain several letters of credit totaling $5.4 million and $0.9 million as of December 31, 2013 and 2012, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our office locations in Itasca, Illinois; Bensenville, Illinois; Broomfield, Colorado; and our future office location in Chicago, Illinois.

10. Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the useful lives of the assets. We commenced capitalizing interest on major capital projects when we entered into the Senior Term Facility on June 21, 2012.

The following is a summary of our interest costs for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Interest expense	$23,458	$8,109	$280
Amortization of deferred financing costs	2,832	804	—
Non lender fees (1)	2,982	—	—

Interest costs charged to expense	29,272	8,913	280
Interest costs capitalized to property and equipment	872	200	—
Interest costs capitalized to software	671	129	—

Total interest costs	$30,815	$9,242	$280

(1)	Primarily consists of fees paid to legal counsel and underwriters in connection with the New Borrowing.

11. Business Segments and Major Customers

Effective January 1, 2013, we realigned our business into the following three segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA”. We previously reported three segments: commercial aviation or CA, International, and BA. The realignment is intended to better align our reporting structure to the way in which we manage our business. The BA segment was not impacted by the realignment. Prior period segment disclosures have been restated to conform to the current year presentation.

CA-NA Segment: Our CA-NA segment provides in-flight connectivity and wireless digital entertainment solutions to commercial airline passengers flying routes that generally begin and end within North America, which for this purpose includes the continental United States (including Alaska), Canada and Mexico.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

CA-ROW Segment: Through our CA-ROW segment we intend to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international flights of North American based commercial airlines. This includes routes that begin and/or end outside of North America (as defined above) for which our international service will be provided. Our CA-ROW business is in the start-up phase as we initiated our international expansion efforts in the first quarter of 2012.

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

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Transactions between segments are eliminated in consolidation. There are no revenue transactions between segments. We currently do not generate a significant amount of foreign revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented.

Management evaluates performance and allocates resources to each segment based on segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, and certain non-cash charges (including amortization of deferred airborne lease incentives, stock compensation expense, write off of deferred equity financing costs, and, for periods prior to the IPO, fair value derivative adjustments, Class A and Class B Senior Convertible Preferred Stock Return, and accretion of preferred stock). Segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment profit (loss) should not be considered in isolation or as a substitute for net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

Information regarding our reportable segments is as follows (in thousands):

	For the Year Ended December 31, 2013
	CA-NA	CA-ROW	BA	Total
Service revenue	$196,732	$1,392	$52,257	$250,381
Equipment revenue	2,336	168	75,239	77,743

Total revenue	$199,068	$1,560	$127,496	$328,124

Segment profit (loss)	$(1,328)	$(41,004)	$50,721	$8,389

	For the Year Ended December 31, 2012
	CA-NA	CA-ROW	BA	Total
Service revenue	$132,607	$—	$34,460	$167,067
Equipment revenue	1,833	670	63,945	66,448

Total revenue	$134,440	$670	$98,405	$233,515

Segment profit (loss)	$(12,211)	$(14,261)	$35,816	$9,344

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	For the Year Ended December 31, 2011
	CA-NA	CA-ROW	BA	Total
Service revenue	$83,421	$—	$20,497	$103,918
Equipment revenue	2,539	—	53,699	56,238

Total revenue	$85,960	$—	$74,196	$160,156

Segment profit (loss)	$(25,820)	$—	$25,008	$(812)

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
CA-NA segment loss (1)	$(1,328)	$(12,211)	$(25,820)
CA-ROW segment loss (1)	(41,004)	(14,261)	—
BA segment profit (1)	50,721	35,816	25,008

Total segment profit (loss)	8,389	9,344	(812)
Interest income	64	77	72
Interest expense	(29,272)	(8,913)	(280)
Depreciation and amortization	(55,509)	(36,907)	(32,673)
Amortization of deferred airborne lease incentives (2)	8,074	3,671	1,456
Stock compensation expense	(5,621)	(3,545)	(1,795)
Fair value derivative adjustments	(36,305)	9,640	58,740
Write off of deferred equity financing costs	—	(5,023)	—
Other income	(2)	(22)	(40)

Income (loss) before income taxes	$(110,182)	$(31,678)	$24,668

(1)	Starting in January 2012 we began allocating to our BA and CA-ROW segments certain corporate operating expenses included in the CA-NA segment but shared by our CA-NA, BA and CA-ROW segments. We did not allocate these expenses prior to January 2012 because they were not deemed material to the CA-NA or BA segment or our consolidated results.
(2)	Amortization of deferred airborne lease incentive only relates to our CA-NA segment. See Note 15, “Leases” for further information.

Major Customers and Airline Partnerships—During the years ended December 31, 2013, 2012 and 2011, no customer accounted for more than 10% of our consolidated revenue. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2013. In CA-NA, one party made up approximately 15% of consolidated accounts receivable as of December 31, 2012.

In our CA-NA segment, revenue from passengers using the Gogo service while flying on aircraft operated by Delta Air Lines and American Airlines accounted for approximately 41%, 39% and 34% of consolidated revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

12. Share-Based Compensation

As of December 31, 2013, we maintained two share-based employee compensation plans: Gogo Inc. 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”), and The Aircell Holdings Inc. Stock Option Plan (the “2010 Plan”), (the “Stock Plans”). Our Stock Plans provide for the grant of both equity and cash awards, including non-

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units (“DSUs”) and other stock-based awards to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors.

Under the Stock Plans, 11,956,570 shares of common stock were reserved for issuance. As of December 31, 2013, 6,587,390 shares remained available for grant under our Stock Plans.

The contractual life of granted options is 10 years. All options that are unvested as of the date on which a recipient’s employment terminates, as well as vested options that are not exercised within a prescribed period following termination, are forfeited and become available for future grants. Options granted to date include options that a) vest 20% upon grant with the remainder vesting in equal annual increments over a four-year period, b) vest over a four-year period with 25% vesting at the end of each year or c) vest on the date of grant for options granted to directors. Beginning in 2013 we granted RSUs that vest in equal annual increments over a four-year period. Vested RSUs will be settled, at the discretion of the Compensation Committee, in shares of our common stock or in cash equal to the value of the applicable number of shares of our common stock on the vesting date. We also granted directors DSUs that were vested at grant. DSUs will be settled in shares of our common stock 90 days after the director ceases to serve as a director.

A summary of stock option activity for the year ended December 31, 2013, is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding—January 1, 2013	4,165,835	$12.05	8.03	$23,519
Granted	1,344,714	$19.01
Exercised	(121,556)	$10.74
Forfeited	(153,133)	$12.31
Expired	(72,616)	$11.24

Options outstanding—December 31, 2013	5,163,244	$13.89	7.50	$56,502

Options exercisable—December 31, 2013	2,745,494	$11.08	6.62	$37,724

Options vested and expected to vest—December 31, 2013	5,033,649	$13.77	7.46	$55,682

There were no stock options exercised prior to 2013. As of December 31, 2013, total unrecognized compensation costs related to unvested stock options were approximately $14.7 million which is expected to be recognized over a weighted average period of 2.6 years. The total grant date fair value of stock options vested in 2013, 2012 and 2011 was approximately $4.1 million, $3.2 million, and $1.6 million, respectively.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We estimate the fair value of stock options using the BlackScholes option-pricing model. Weighted average assumptions used and weighted average grant date fair value of stock options granted for the years ended December 31, 2013, 2012, and 2011, were as follows:

	2013	2012	2011
Approximate risk-free interest rate	1.3%	1.0%	1.2%
Average expected life	6.22-years	6.25-years	6.25-years
Dividend yield	N/A	N/A	N/A
Volatility	44.1%	44.5%	44.7%
Weighted average grant date fair value of common stock underlying options granted	$19.00	$16.27	$14.23
Weighted average grant date fair value of stock options granted	$8.37	$6.76	$5.56

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve for the term that mirrored the expected term in effect at the time of grant. The expected life of our stock options was determined based upon a simplified assumption that the stock options will be exercised evenly from vesting to expiration, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life. The dividend yield was based on expected dividends at the time of grant. The expected volatility was based on calculated enterprise value volatilities for publicly traded companies in the same industry and general stage of development.

The following table summarizes the activities for our unvested RSUs and DSUs for the year ended December 31, 2013:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested—January 1, 2013	—	$—
Granted	45,611	$26.26
Vested	(10,331)	$24.87
Forfeited/canceled	—	$—

Unvested—December 31, 2013	35,280	$26.67

Expected to vest after December 31, 2013	31,850

As of December 31, 2013, there was $0.9 million of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 3.9 years. The total grant date fair value of RSUs and DSUs vested in 2013 was approximately $0.3 million. To the extent the actual forfeiture rate differs from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

2007 Plan—ACM is a separate limited liability company (LLC) established solely for the purpose of granting ownership interests to members of management. The ownership interests granted via ACM represents a net profits interests plan and are referred to as the 2007 Plan. Prior to the distribution discussed below, ACM owned approximately 821,411 shares of our common stock. Each outstanding ACM unit represented a proportionate interest in the 821,411 shares of common stock, or 0.048413 shares of common stock per ACM unit. The 2007 Plan was initiated on March 1, 2007, and the initial grants under the 2007 Plan were deemed to

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

occur on that date for accounting purposes, although more than 90% of the ACM units were committed prior to March 1, 2007. The initial grants had vesting periods that began at various dates between July 1, 2006 and March 1, 2007, based on the grantees’ employment dates. In accordance with the tax regulations associated with net profits interests plans, a plan participant who receives an ACM Unit only participates in the equity value created after the issuance of the ACM Unit to the participant. Approximately 13.8 million ACM units were granted with a vesting period commencing on July 1, 2006, and participate in the full value of the ACM unit. No cash is paid by the employee to us upon vesting of the ACM unit.

ACM units generally vested over a four-year period, and upon termination of employment, any unvested ACM units held by the participant were forfeited. As a practice, forfeited units become available for future grants. At December 31, 2012, 396,640 ACM units were authorized and available for grant. On December 18, 2013, the remaining ACM units previously forfeited and available to be granted, were granted to existing ACM unit holders still employed by or serving as a director in amounts determined by the Compensation Committee. As a result of this grant we recognized stock compensation expense of $0.5 million.

On December 18, 2013, ACM distributed 821,346 shares of our common stock owned by ACM, with each of the members of ACM receiving a proportionate distribution of our common stock based on the number of vested units they held. An immaterial amount of shares, representing the individual members’ interests in fractional shares, were paid in cash at the time of distribution. Subsequently these shares were canceled. ACM will be dissolved in 2014.

ESPP—In June 2013 the Board of Directors stockholders approved the ESPP, which became effective on June 26, 2013. The ESPP allows eligible employees to purchase a limited number of shares of common stock during pre-specified offering periods at a discount established by the Compensation Committee not to exceed 15% of the fair market value of the common stock at the beginning or end of the offering period (whichever is lower). Under the ESPP, 424,594 shares were reserved for issuance. No shares were issued under the ESPP in 2013.

Our share-based compensation expense totaled $5.6 million, $3.5 million and $1.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

13. Employee Retirement and Postretirement Benefits

401(k) Plan—Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions of up to 15% of annual compensation, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $2.2 million, $1.6 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Bonus Arrangements—We have not paid certain cash bonuses under a discretionary incentive plan related to 2008 performance. We did commit, however, to paying these bonuses in the future if certain conditions were satisfied. We have committed to pay bonuses to CA-NA employees at and above the Vice President level if and when we achieve positive cash flow for one fiscal quarter. In general, to be eligible for such bonus payouts, the employee must remain employed by us on the payment date. The amount of the contingent payout is approximately $0.6 million in the aggregate, but such amount has not been accrued as of December 31, 2013, as the payout cannot be deemed probable at this time.

Director Compensation—In July 2013, our Board of Directors established a compensation plan for non-employee directors. The plan provides for annual compensation of $225,000 for the non-employee Chairman of

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the Board and $150,000 for all other non-employee directors. Such compensation is to be paid 1/3 in cash, 1/3 in stock options and 1/3 in DSUs. The plan also provides for additional annual cash compensation of $20,000 to the chair of the Audit Committee, $10,000 to the chair of the Compensation Committee and $5,000 to the chair of the Nominating and Governance Committee. The plan provides for quarterly payments.

14. Income Tax

For financial reporting purposes, income (loss) before income taxes included the following components for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
United States	$(108,901)	$(31,243)	$24,668
Foreign	(1,281)	(435)	—

Income (loss) before income taxes	$(110,182)	$(31,678)	$24,668

Significant components of the provision for income taxes for the years ended December 31, 2013, 2012, and 2011, are as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	286	233	117

	286	233	117

Deferred:
Federal	758	742	872
State	63	61	64

	821	803	936

Total	$1,107	$1,036	$1,053

The provision for income taxes differs from income taxes computed at the federal statutory tax rates for the years ended December 31, 2013, 2012, and 2011 as a result of the following items:

	For the Years Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State income taxes-net of federal tax benefit	1.7	2.8	2.9
Fair value derivative adjustments	(11.7)	10.7	(90.2)
Change in valuation allowance	(25.7)	(45.6)	56.6
Write off of deferred equity financing costs	—	(5.6)	—
Other	(0.3)	(0.6)	—

Effective tax rate	(1.0)%	(3.3)%	4.3%

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Components of the net deferred income tax asset as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,	December 31,
	2013	2012
Deferred income tax assets:
Compensation accruals	$6,021	$3,544
Stock options	4,041	2,595
Inventory	243	197
Warranty reserves	333	330
Deferred rent	1,795	1,804
Deferred revenue	22,592	17,430
Federal net operating loss (NOL)	63,731	41,556
State NOL	5,228	3,435
UNICAP adjustment	3,611	3,333
Finite-lived intangible assets	19,487	21,018
Other	2,210	1,817

Total deferred income tax assets	129,292	97,059

Deferred income tax liabilities:
Fixed assets	(13,141)	(8,514)
Indefinite-lived intangible assets	(5,770)	(4,949)
Other	(111)	(63)

Total deferred income tax liabilities	(19,022)	(13,526)

Total deferred income tax	110,270	83,533
Valuation allowance	(116,040)	(88,482)

Net deferred income tax liability	$(5,770)	$(4,949)

We assess the realizability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets would not be realized through the generation of future taxable income. We generated net losses in fiscal years 2013, 2012, and 2011, which means we are in a domestic three-year cumulative loss position. As a result of this and other assessments in fiscal 2013, we concluded that a full valuation allowance is required for all deferred tax assets and liabilities except for deferred tax liabilities associated with indefinite-lived intangible assets.

As of December 31, 2013, the federal net operating loss (“NOL”) carryforward amount was approximately $182 million and the state NOL carryforward amount was approximately $107 million. The federal NOLs begin to expire in 2031. The state NOLs expire in various tax years beginning in 2016.

Utilization of our NOL and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the NOL and tax credit carryforwards before their utilization. The events that may cause ownership changes include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three-year period.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We are subject to taxation in the United States, Canada, Switzerland and various states. With few exceptions, as of December 31, 2013, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2010.

	For the Years Ended December 31,
	2013	2012	2011
Unrecognized tax benefits—January 1	$223	$—	$—
Additions based on tax positions related to the prior year	—	223	—
Reductions based on tax positions related to the prior year	(223)	—	—

Unrecognized tax benefits—December 31	$—	$223	$—

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the years ended December 31, 2013, 2012 or 2011. As of December 31, 2013 and 2012, we did not have a liability recorded for interest or potential penalties.

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

15. Leases

Arrangements with Commercial Airlines—Pursuant to connectivity agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo® service to passengers on the aircraft. Depending on the agreement, we may be responsible for the costs of installing and deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under the second, more prevalent type of connectivity agreement our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions where legal title transfers are not deemed to be sales transactions for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our consolidated balance sheets, as noted in Note 6, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as a lease incentive and recorded as deferred airborne lease incentives on our consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $8.1 million, $3.7 million and $1.5 million for the years ended December 31, 2013, 2012, and 2011, respectively, as a reduction to our cost of service revenue in our consolidated statements of operations. As of December 31, 2013, deferred airborne lease incentives of $9.0 million and $53.0 million are included in current and non-current liabilities, respectively, in our consolidated balance sheet. As of December 31, 2012, deferred airborne lease incentives of $5.9 million and $40.0 million are included in current and non-current liabilities, respectively, in our consolidated balance sheet.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The revenue share paid to the airlines represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $33.3 million, $21.1 million and $8.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Leases and Cell Site Contracts—We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $5.7 million, $5.0 million, and $4.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $7.6 million, $6.2 million, and $5.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of December 31 2013, are as follows (in thousands):

Years ending December 31,	Operating Leases
2014	$12,647
2015	$16,906
2016	$18,175
2017	$16,325
2018	$13,356
Thereafter	$103,509

Equipment Leases—We lease certain computer and network equipment under capital leases, for which interest has been imputed with an annual interest rate of 10.0%. As of December 31, 2013 the computer equipment leases were classified as part of office equipment, furniture, and fixtures in our consolidated balance sheet at a gross cost of $1.2 million. As of December 31, 2013 the network equipment leases were classified as part of network equipment in our consolidated balance sheet at a gross cost of $3.6 million. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of December 31, 2013, are as follows (in thousands):

Years ending December 31,	Amortization Expense
2014	$1,598
2015	1,427
2016	1,195
2017	729
2018	123
Thereafter	—

Total minimum lease payments	5,072
Less: Amount representing interest	(878)

Present value of net minimum lease payments	$4,194

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The $4.2 million present value of net minimum lease payments as of December 31, 2013 has a current portion of $1.2 million included in current portion of long-term debt and capital leases and a non-current portion of $3.0 million included in other non-current liabilities.

16. Commitments and Contingencies

Contractual Commitments—One contract with one of our airline partners requires us to provide our airline partner with an annual cash rebate of $1.8 million and a reduction in certain charges in June of each year beginning in 2014 and continuing through 2023 if our service is available on a specified number of aircraft in such airline partner’s fleet on the December 31 preceding such date.

We have an agreement with one of our airborne equipment vendors that committed us to purchase $26.0 million in satellite based antenna and radome systems as of December 31, 2013, of which $8.8 million remains to be paid. The remaining $8.8 million will become payable once the vendor has received Parts Manufacturing Authority, or PMA, from the Federal Aviation Authority and this product can be shipped to us.

We have agreements with two different vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $27.8 million in 2014, $31.6 million in 2015, $32.9 million in 2016, $31.7 million in 2017, $15.6 million in 2018 and an amount less than $0.1 million in 2019.

Damages and Penalties—Certain of our agreements with our airline partners may require us to incur additional obligations as a result of the occurrence of specified events, some of which may be out of our control. One contract covering the international fleet of one of our airline partners requires us to provide a credit or refund of up to $25 million to our airline partner if a competing airline installs satellite connectivity systems on a certain number of aircraft in its international fleet more quickly than we install our system on the same number of aircraft in our airline partner’s international fleet. The refund or credit will be eliminated in its entirety if we complete full installation of our airline partner’s international fleet by January 1, 2015, which date may be extended by up to six months as a result of certain excusable delays, and has been and will continue to be reduced proportionately from the maximum amount for every installation that we complete before the competitor achieves the target. The amount of any such refund or credit depends on a number of facts and circumstances, such as the pace at which we install satellite systems on aircraft delivered to us by our airline partner, as well as some that are not under our control, including, but not limited to, the number of installable aircraft made available to us from our airline partner’s international fleet, our competitor’s ability to install an equal or greater quantity of satellite systems on such competing airline’s international fleet and any current or future regulatory delays to the extent they are not excusable delays. Any refund or credit may only be applied toward the purchase of equipment or for a refund of amounts paid by the airline for previously purchased equipment. This contract also obligates us to pay our airline partner a one-time liquidated damages in the range of $1 million to $5 million if we fail to obtain certain regulatory approvals related to the provision of satellite-based services by specified deadlines. One contract with another of our airline partners obligates us to pay our airline partner up to $6 million in penalties and installation and other costs if we fail to receive certain regulatory approvals or fail to begin the installation of equipment related to the provision of satellite-based service by specified deadlines.

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Stewart Litigation—On October 4, 2012 by James Stewart against us filed suit against us in the United States District Court for the Northern District of California on behalf of putative classes of national purchasers and a subclass of California purchasers of our service, alleging claims for monopolization and exclusive dealing under the federal antitrust laws and California state antitrust and unfair practices laws related to the Gogo service offered through our domestic commercial airline partners. In February 2014, the court denied our motion to dismiss the suit. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe that we have strong defenses and intend to continue to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

Go Go Tech, Inc. Litigation—On February 12, 2014, Go Go Techs, Inc. filed suit against us in the United States District Court for the Central District of California for alleged infringement of common law trademarks and alleged violations of federal and state unfair competition and other laws. The plaintiff seeks cancellation of our trademark registration for the mark “Gogo” as well as unspecified damages and injunctive relief. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

Carucel Investments, LP Litigation—On February 13, 2014, Carucel Investments, LP filed suit against us in the United States District Court for the Southern District of Florida alleging infringement of several patents in the

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

field of mobile communication systems and seeking unspecified damages and injunctive relief. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

Berkson Litigation—On February 25, 2014, Adam Berkson filed suit against us in the United States District Court for the Eastern District of New York, on behalf of putative classes of national purchasers and a subclass of New York purchasers of our connectivity service, alleging claims that we violated New York and other consumer protection laws, as well as an implied covenant of good faith and fair dealing, by misleading consumers about recurring charges for our service. The suit seeks unspecified damages. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

17. Canadian ATG Spectrum License

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

As the License Agreement is for our exclusive use of a license, which is considered a right to use an intangible asset and thus not property, plant, or equipment, the agreement is not considered a lease for accounting purposes. As such, we recorded the SkySurf one-time payment as an asset in our consolidated balance sheet at the time of payment. As of December 31, 2013 and 2012 the one-time payment had balances of $0.1 million and $0.1 million included in prepaid expenses and other current assets, respectively, and $2.7 million and $3.1 million included in other non-current assets, respectively, in our consolidated balance sheet. The one-time payment is being amortized on a straight-line basis over the estimated term of the agreement of 25-years, which includes estimated renewal periods.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Canadian ATG Spectrum Amortization
2014	$122
2015	$122
2016	$122
2017	$122
2018	$122
Thereafter	$2,261

Amortization expense totaled $0.1 million and an amount less than $0.1 million for the years ended December 31, 2013 and 2012, respectively.

The monthly payments are expensed as incurred and totaled approximately $1.0 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.

18. Quarterly Data (Unaudited)

Summarized quarterly financial information is as follows for each quarterly period for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	For the Three Month Periods Ended
	Mar 31, 2013	June 30, 2013	Sep 30, 2013	Dec 31, 2013
Total revenue	$70,754	$79,437	$85,379	$92,554
Operating loss	(10,300)	(9,062)	(10,898)	(14,407)
Net loss	(14,477)	(55,989)	(18,718)	(22,105)
Net loss to attributable to common stock	(32,450)	(72,578)	(18,718)	(22,105)
Net loss attributable to common stock per share—basic and diluted	$(4.77)	$(4.98)	$(0.22)	$(0.26)
Weighted average number of shares—basic and diluted	6,802	14,585	84,097	84,230

	For the Three Month Periods Ended
	Mar 31, 2012	June 30, 2012	Sep 30, 2012	Dec 31, 2012
Total revenue	$54,273	$57,879	$57,840	$63,523
Operating loss	(4,308)	(4,875)	(8,632)	(9,622)
Net income (loss)	(3,466)	2,900	(13,044)	(19,104)
Net loss to attributable to common stock	(17,580)	(13,089)	(29,010)	(35,961)
Net loss attributable to common stock per share—basic and diluted	$(2.59)	$(1.93)	$(4.27)	$(5.29)
Weighted average number of shares—basic and diluted	6,798	6,798	6,798	6,798

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

19. Parent Company Condensed Financial Statements

The following presents the Condensed Financial Statements of our Parent Company on a standalone basis.

Gogo Inc.

Condensed Balance Sheets

(in thousands)

	December 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$173,928	$—
Investments and advances with subsidiaries	102,253	173,803

Total assets	$276,181	$173,803

Liabilities and Stockholders’ equity (deficit):
Total liabilities	$5,991	$5,202
Total redeemable preferred stock	—	614,378
Total stockholders’ equity (deficit)	270,190	(445,777)

Total liabilities and stockholders’ equity (deficit)	$276,181	$173,803

Gogo Inc.

Condensed Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Interest income	$(18)	$—	$—
Fair value derivative adjustments	36,305	(9,640)	(58,740)
Write off of deferred equity financing costs	—	5,023	—
Other expense	—	—	40

Total other (income) expense	36,287	(4,617)	(58,700)

Income (loss) before income taxes	(36,287)	4,617	58,700
Income tax provision	1,107	1,036	1,053
Equity losses of subsidiaries	73,895	36,295	34,032

Net income (loss)	(111,289)	(32,714)	23,615
Preferred stock return	(29,277)	(52,427)	(31,331)
Accretion of preferred stock	(5,285)	(10,499)	(10,181)

Net loss to attributable to common stock	$(145,851)	$(95,640)	$(17,897)

Comprehensive income (loss)	$(111,694)	$(32,734)	$23,615

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Gogo Inc.

Condensed Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(111,289)	$(32,714)	$23,615
Fair value derivative adjustments	36,305	(9,640)	(58,740)
Write off of deferred equity financing costs	—	5,023	—
Subsidiary equity losses	73,895	36,295	34,032
Other operating activities	910	929	957

Net cash used in operating activities	(179)	(107)	(136)

Net cash provided by (used in) investing activities – investments and advances with subsidiaries	2,750	4,347	(54,524)

Financing activities:
Proceeds from initial public offering, net of underwriter commissions	173,910	—	—
Proceeds from the issuance of preferred stock	—	—	55,386
Other financing activities	(2,553)	(4,255)	(711)

Net cash provided by financing activities	171,357	(4,255)	54,675

Increase (decrease) in cash and cash equivalents	173,928	(15)	15
Cash and cash equivalents at the beginning of period	—	15	—

Cash and cash equivalents at the end of period	$173,928	$—	$15

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

(c) Changes in Internal Control over Financial Reporting

There have been no material changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2013.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 is incorporated herein by reference.

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans as of the end of 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,208,855(1)	13.89(2)	7,011,984(3)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	5,208,855	13.89	7,011,984

(1)	Represents the number of shares associated with options, Restricted Stock Units and Deferred Share Units outstanding as of December 31, 2013.

(2)	Represents the weighted average exercise price of the options disclosed in column (a).

(3)	Represents the number of shares remaining available for future issuance under our Stock Option Plan, 2013 Omnibus Incentive Plan and Employee Stock Purchase Plan. Of this number, only 3,560,751 shares are available for issuance with respect to Restricted Stock Units. Deferred Share Units and other awards based on the full value of stock (rather than an increase in value) under our 2013 Omnibus Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

We have filed the following documents as part of this Form 10-K:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules:

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gogo Inc. (the registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2014.

Gogo Inc.

By:	/s/ Michael Small
Name:	Michael Small
Title:	President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Norman Smagley and Marguerite M. Elias, and each of them, his true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

This Power of Attorney shall not revoke any powers of attorney previously executed by the undersigned. This Power of Attorney shall not be revoked by any subsequent power of attorney that the undersigned may execute, unless such subsequent power of attorney specifically provides that it revokes this Power of Attorney by referring to the date of the undersigned’s execution of this Power of Attorney. For the avoidance of doubt, whenever two or more powers of attorney granting the powers specified herein are valid, the agents appointed on each shall act separately unless otherwise specified.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Gogo Inc. and in the capacities on the dates indicated, on March 14, 2014.

Signature	Title

/s/ Michael Small	President and Chief Executive Officer and Director
Michael Small	(Principal Executive Officer)

/s/ Norman Smagley	Executive Vice President and Chief Financial Officer
Norman Smagley	(Principal Financial Officer)

/s/ Thomas E. McShane	Vice President, Controller and Chief Accounting Officer
Thomas E. McShane	(Principal Accounting Officer)

/s/ Ronald T. Lemay	Chairman of the Board
Ronald T. Lemay

/s/ Robert Crandall	Director
Robert Crandall

/s/ Clive R. Hollick	Director
Clive R. Hollick

/s/ Robert H. Mundheim	Director
Robert H. Mundheim

/s/ Oakleigh Thorne	Director
Oakleigh Thorne

/s/ Charles C. Townsend	Director
Charles C. Townsend

/s/ Harris N. Williams	Director
Harris N. Williams

Exhibit Number	Description of Exhibits
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on August 7, 2013 (File No. 001-35975))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Form 10-Q filed on August 7, 2013 (File No. 001-35975))
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
4.2	Registration Rights Agreement, dated as of December 31, 2009, by and between AC Holdco Inc. and the Class A Holders, the Ripplewood Investors, the Thorne Investors and the other investors named therein (incorporated by reference to Exhibit 4.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.1	Amended and Restated In-Flight Connectivity Services Agreement, dated as of April 7, 2011, between Delta Air Lines, Inc. and Aircell LLC (incorporated by reference to Exhibit 10.1.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.2	Amendment No. 1 to the Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 27, 2011, between Delta Air Lines Inc. and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.1	International In-Flight Connectivity Services Agreement, dated March 20, 2013, between Delta Air Lines Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.4	Third Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 13, 2012, between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.5	Amendment No. 1 to the Third Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 13, 2012, between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.6	In-Flight Connectivity Services Agreement, dated as of September 14, 2012, between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.7	Development Agreement, dated as of September 4, 2007, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.7 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.8	Letter Amendment to the Development Agreement, dated as of December 19, 2007, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.8 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.9	Amendment No. 1 to the Development Agreement, dated as of December 11, 2008, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.9 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.10	Amendment No. 2 to the Development Agreement, dated as of April 11, 2011, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.10 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.11	Letter Amendment to the Development Agreement, dated as of February 8, 2008, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.11 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.12	Amendment No. 3 to the Development Agreement, dated as of September 23, 2011, by and between QUALCOMM Incorporated and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.12 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.13	Development, Test, and Deployment Products Standard Terms and Conditions, dated as of September 26, 2007, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.13 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.14	Manufacturing Services and Product Supply Agreement, dated September 4, 2007, by and between Aircell LLC and QUALCOMM Incorporated (incorporated by reference to Exhibit 10.1.14 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.15	Amendment No. 1 to Manufacturing Services and Product Supply Agreement, dated as of March 3, 2010 by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.15 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.16	Amendment No. 2 to Manufacturing Services and Product Supply Agreement, dated as of April 8, 2011 by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.16 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.17	Master Supply and Services Agreement, dated as of August 17, 2011, by and between ZTE USA, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.17 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.18	Amendment No. 1 to the Master Supply and Services Agreement, dated as of January 1, 2013, by and between ZTE USA, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.18 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.19	Iridium Global Service Provider Agreement, dated as of July 23, 2002, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.19 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.20	Letter Amendment to the Iridium Global Service Provider Agreement, dated July 30, 2002, between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.20 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.21	Iridium Value Added Manufacturer Agreement, dated as of January 20, 2003, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.21 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.22	Iridium Global Value Added Reseller Agreement, dated as of March 31, 2005, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.22 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.23	Amendment to the Iridium Global Value Added Reseller Agreement, dated December 23, 2005, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.23 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.24	Global Xpress Subscription Services Agreement, dated as of December 18, 2012, by and between Inmarsat S.A. and Gogo LLC (incorporated by reference to Exhibit 10.1.24 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.25	Master Service Agreement, dated as of April 25, 2008, by and between Intelsat Corporation and Aircell LLC (incorporated by reference to Exhibit 10.1.25 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.26	Amendment No. 1 to the Master Services Agreements, dated as of November 14, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.26 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.27	Intelsat Transponder Service Order No. 25426, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.27 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.28	Intelsat Transponder Service Order No. 25439, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.28 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.29	Intelsat Transponder Service Order No. 25541, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.29 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.30	Intelsat Transponder Service Order No. 25550, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.30 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.31	Intelsat Transponder Service Order No. 25438, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.31 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.32	Intelsat Transponder Service Order No. 26078, dated March 12, 2013, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.32 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.33	IntelsatONE Network Broadband Service Order No. 25811, dated November 20, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.33 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.34	Amendment No. 1 to the IntelsatONE Network Broadband Service Order No. 25811, dated April 29, 2013, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.34 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.35	Master Services Agreement, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.35 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.36	Amendment No. 1 to the Master Services Agreements, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.36 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.37	Service Order, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.37 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.38	Service Order, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.38 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.39	Service Order, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.39 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.40	Product Manufacturing and Purchase Agreement, dated as of May 8, 2012, by and between AeroSat Avionics LLC and Gogo LLC (incorporated by reference to Exhibit 10.1.40 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.41	Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.41 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.42	Single Licensee Software Escrow Agreement, dated as of February 2, 2013, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.42 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.43	Amendment No. 1 to the Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.43 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.44	Amendment No. 2 to the Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.44 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.45 ^	Intelsat Transponder Service Order No. 26546, dated December 17, 2013, by and between Intelsat Corporation and Gogo LLC

10.1.46 ^	Intelsat Transponder Service Order No. 26622, dated December 17, 2013, by and between Intelsat Corporation and Gogo LLC
10.1.47 ^	Intelsat Transponder Service Order No. 26516, dated October 25, 2013, by and between Intelsat Corporation and Gogo LLC
10.1.48 ^	Amendment No. 1 to the Product Manufacturing and Purchase Agreement, dated as of August 2, 2013, by and between AeroSat Avionics LLC and Gogo LLC
10.1.49 ^	Service Order, dated as of May 8, 2013, by and between New Skies Satellites B.V. and Gogo LLC
10.2.1 #	Employment Agreement by and between Aircell Holdings Inc., Aircell LLC and Michael J. Small, effective as of July 29, 2010 (incorporated by reference to Exhibit 10.2.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.2 #	Employment Agreement by and between Aircell LLC and Norman Smagley, effective as of September 1, 2010 (incorporated by reference to Exhibit 10.2.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.3 #	Employment Agreement by and between Aircell LLC and Ash ElDifrawi, effective as of October 25, 2010 (incorporated by reference to Exhibit 10.2.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.4 #	Employment Agreement by and between Aircell LLC and John Wade, effective November 10, 2008 (incorporated by reference to Exhibit 10.2.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.5 #	Amendment No. 1 to the Employment Agreement by and between Aircell LLC and John Wade, effective January 31, 2009 (incorporated by reference to Exhibit 10.2.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.6 #	Employment Agreement by and between Aircell Inc. and Anand Chari, effective July 12, 2006 (incorporated by reference to Exhibit 10.2.6 to Amendment No. 2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.7 #	Amendment No. 1 to the Employment Agreement by and between Aircell Inc. and Anand Chari, effective January 1, 2009 (incorporated by reference to Exhibit 10.2.7 to Amendment No. 2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.8 #	Change in Control Severance Agreement dated March 6, 2013, between Gogo Inc. and Michael J. Small (incorporated by reference to Exhibit 10.2.9 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.9 #	Form of Change in Control Severance Agreement, for officers other than Michael J. Small (incorporated by reference to Exhibit 10.2.10 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.3.1 #	Aircell Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.3.2 #	Amendment No. 1 to the Aircell Holdings Inc. Stock Option Plan, effective as of June 2, 2010 (incorporated by reference to Exhibit 10.3.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.3.3 #	Amendment No. 2 to the Aircell Holdings Inc. Stock Option Plan, dated December 14, 2011(incorporated by reference to Exhibit 10.3.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.3.4 #	Amendment No. 3 to the Aircell Holdings Inc. Stock Option Plan, effective as of May 31, 2013 (incorporated by reference to Exhibit 10.3.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.3.5 #	Form of Stock Option Agreement for Aircell Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.3.6 #	Form of Stock Option Agreement for Aircell Holdings Inc. Stock Option Plan (for June 2013 grants) (incorporated by reference to Exhibit 10.3.6 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.4.1 #	AC Management LLC Plan (incorporated by reference to Exhibit 10.4.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.4.2 #	Amendment No. 1 to the AC Management LLC Plan, dated June 2, 2010 (incorporated by reference to Exhibit 10.4.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.5.1 #	Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.5.2 #	Form of Stock Option Agreement for Gogo Inc. Omnibus Incentive Plan
10.5.3 #	Form of Restricted Stock Unit Agreement for Gogo Inc. Omnibus Incentive Plan
10.6 #	Gogo Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.7 #	Gogo Inc. Section 409A Specified Employee Policy (incorporated by reference to Exhibit 10.7 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.8.1 #	Form of Indemnification Agreement entered into between Gogo Inc. and each of its Directors (incorporated by reference to Exhibit 10.8.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.8.2 #	Form of Indemnification Agreement entered into between Gogo Inc. and each of its Officers (incorporated by reference to Exhibit 10.8.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.9.1	Credit Agreement, dated June 21, 2012, between Aircell Business Aviation Services LLC, Gogo LLC and Gogo Intermediate Holdings LLC, as Borrowers, the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.9.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.9.2	Amendment No. 1 to the Credit Agreement, dated April 4, 2013, between Aircell Business Aviation Services LLC, Gogo LLC and Gogo Intermediate Holdings LLC, as Borrowers, the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.9.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.9.3	Guarantee and Collateral Agreement, dated June 21, 2012, between Aircell Business Aviation Services LLC, Gogo LLC and Gogo Intermediate Holdings LLC, and Morgan Stanley Senior Funding, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.9.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.10.1 #	Director Compensation Policy, adopted July 24, 2013 (incorporated by reference to Exhibit 10.10.1 to Form 10-Q filed on November 12, 2013 (File No. 001-35975))
10.10.2 #	Form of Director Deferred Share Unit Agreement for Gogo Inc. Omnibus Incentive Plan
10.10.3 #	Form of Director Stock Option Agreement for Gogo Inc. Omnibus Incentive Plan
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema Document
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB †	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.
#	Indicates management contract or compensatory plan or arrangement
^	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.