Form 10-Q
period 2014-03-31
Gogo Inc.
filed 2014-05-12
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECTURIES EXCHANGE ACT OF 1934.

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

As of May 5, 2014, 85,045,947 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$219,572	$266,342
Accounts receivable, net of allowances of $97 and $162, respectively	29,669	25,690
Inventories	11,693	13,646
Prepaid expenses and other current assets	18,272	16,287

Total current assets	279,206	321,965

Non-current assets:
Property and equipment, net	283,494	265,634
Intangible assets, net	74,369	72,848
Goodwill	620	620
Long-term restricted cash	7,899	5,418
Debt issuance costs	12,133	12,969
Other non-current assets	11,710	9,546

Total non-current assets	390,225	367,035

Total assets	$669,431	$689,000

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$16,428	$22,251
Accrued liabilities	42,054	49,146
Accrued airline revenue share	9,969	9,958
Deferred revenue	13,094	11,718
Deferred airborne lease incentives	9,956	9,005
Current portion of long-term debt and capital leases	8,315	7,887

Total current liabilities	99,816	109,965

Non-current liabilities:
Long-term debt	233,951	235,627
Deferred airborne lease incentives	58,122	53,012
Deferred tax liabilities	5,977	5,770
Other non-current liabilities	16,253	14,436

Total non-current liabilities	314,303	308,845

Total liabilities	414,119	418,810

Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2014 and December 31, 2013; 85,043,412 and 84,976,457 shares issued at March 31, 2014 and December 31, 2013, respectively; and 85,043,347 and 84,976,392 shares outstanding at March 31, 2014 and December 31, 2013, respectively	9	8
Additional paid-in-capital	873,554	871,325
Accumulated other comprehensive loss	(667)	(425)
Accumulated deficit	(617,584)	(600,718)

Total stockholders’ equity	255,312	270,190

Total liabilities and stockholders’ equity	$669,431	$689,000

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2014	2013
Revenue:
Service revenue	$72,291	$54,935
Equipment revenue	23,403	15,819

Total revenue	95,694	70,754
Operating expenses:
Cost of service revenue (exclusive of items shown below)	39,628	25,970
Cost of equipment revenue (exclusive of items shown below)	9,986	7,729
Engineering, design and development	14,099	12,285
Sales and marketing	8,042	6,630
General and administrative	17,572	14,595
Depreciation and amortization	15,687	13,845

Total operating expenses	105,014	81,054

Operating loss	(9,320)	(10,300)

Other (income) expense:
Interest income	(15)	(19)
Interest expense	7,248	3,920
Other expense	40	1

Total other expense	7,273	3,902

Loss before incomes taxes	(16,593)	(14,202)
Income tax provision	273	275

Net loss	(16,866)	(14,477)
Class A and Class B senior convertible preferred stock return	—	(15,283)
Accretion of preferred stock	—	(2,690)

Net loss attributable to common stock	$(16,866)	$(32,450)

Net loss attributable to common stock per share—basic and diluted	$(0.20)	$(4.77)

Weighted average number of shares—basic and diluted	84,995	6,802

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months
	Ended March 31,
	2014	2013
Net loss	$(16,866)	$(14,477)
Currency translation adjustments, net of tax	(242)	(89)

Comprehensive loss	$(17,108)	$(14,566)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(16,866)	$(14,477)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	15,687	13,845
Loss on asset disposals/abandonments	186	50
Deferred income taxes	207	201
Stock compensation expense	1,604	878
Amortization of deferred financing costs	836	386
Changes in operating assets and liabilities:
Accounts receivable	(3,979)	(1,441)
Inventories	1,953	(1,252)
Prepaid expenses and other current assets	(1,980)	(688)
Accounts payable	(2,475)	1,406
Accrued liabilities	(8,484)	(5,658)
Accrued airline revenue share	11	1,033
Deferred airborne lease incentives	5,566	4,786
Deferred revenue	1,163	320
Other non-current assets and liabilities	(238)	327

Net cash used in operating activities	(6,809)	(284)

Investing activities:
Proceeds from the sale of property and equipment	—	85
Purchases of property and equipment	(31,907)	(29,390)
Acquisition of intangible assets—capitalized software	(4,188)	(4,108)
Increase in restricted cash	(2,499)	—

Net cash used in investing activities	(38,594)	(33,413)

Financing activities:
Payment of debt, including capital leases	(2,003)	(1,021)
Stock option exercises	626	112

Net cash used in financing activities	(1,377)	(909)

Effect of exchange rate changes on cash	10	(10)
Decrease in cash and cash equivalents	(46,770)	(34,616)
Cash and cash equivalents at beginning of period	266,342	112,576

Cash and cash equivalents at end of period	$219,572	$77,960

Supplemental Cash Flow Information:
Cash paid for interest	$6,811	$3,670
Cash paid for taxes	25	14
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$13,565	$18,189
Purchases of property and equipment paid by commercial airlines	495	1,800
Purchases of property and equipment under capital leases	1,807	—
Acquisition of intangible assets—capitalized in current liabilities	2,269	630
Asset retirement obligation incurred	973	66
Class A and Class B senior convertible preferred stock return	—	15,283
Accretion of preferred stock	—	2,690
Equity financing costs included in current liabilities	—	411

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The Business—Gogo Inc. (“we, us, our,” etc.) is a holding company, which through its operating subsidiaries is a provider of in-flight connectivity and wireless in-cabin digital entertainment solutions. We operate through the following three segments: Commercial Aviation North America or “CA-NA,” Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”. Our CA-NA business provides “Gogo®” branded in-flight connectivity and wireless digital entertainment solutions to commercial airline passengers flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which was established to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international flights of North American based commercial airlines, is in the start-up phase as we launched commercial international connectivity service in March 2014. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service will be provided. Our BA business sells equipment for in-flight connectivity and telecommunications and provides in-flight internet connectivity and other voice and data communications services to the business aviation market. BA services include Gogo Biz, our in-flight broadband service that utilizes both our air-to-ground (“ATG”) network and our ATG spectrum, and satellite-based voice and data services through our strategic alliances with satellite companies.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities Exchange Commission (“SEC”) on March 14, 2014 (the “2013 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normally recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

As described in Note 3, “Common Stock and Preferred Stock” in our 2013 10-K, prior to our Initial Public Offering (“IPO”) on June 21, 2013 we had three classes of preferred stock outstanding all of which converted into an aggregate 66,235,473 shares common stock upon the consummation of the IPO. The liquidation preference associated with our Class A Senior Convertible Preferred Stock provided for a minimum return upon a Deemed Liquidation Event, such as an IPO. The additional common shares issued in connection with such minimum return upon the consummation of the IPO are included in the number of common shares above into which the preferred stock converted. Subsequent to the conversion of the preferred stock into common stock, we did not incur any preferred stock return or accretion of preferred stock.

We priced the IPO of 11,000,000 shares of our common stock at $17 per share. Our common stock began trading on the NASDAQ Global Select Market on June 21, 2013.

We have one class of common stock outstanding as of March 31, 2014 and December 31, 2013.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the significant estimates and bases such estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. However, actual results could differ materially from those estimates.

Reclassifications—In order to conform to the current year presentation, certain amounts in our 2013 unaudited condensed consolidated statements of cash flows have been reclassified. Specifically, other non-current assets of ($688) and other non-current liabilities of $93 for the three month period ended March 31, 2013 have been combined into other non-current assets and liabilities in our unaudited condensed consolidated statements of cash flows. Additionally, deferred rent of $8 for the three month period ended March 31, 2013 has been combined into accrued liabilities, and non-current deferred rent of $(37) for the three month period ended March 31, 2013 has been combined into other non-current assets and liabilities in our unaudited condensed consolidated statements of cash flows.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

2. Net Loss Per Share

Basic and diluted net loss per share have been calculated in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share (“ASC 260”), using the weighted-average number of common shares outstanding for the period. Prior to our IPO, the three classes of then outstanding preferred stock were all considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. In periods of a net loss attributable to common stock, the three classes of preferred stock were excluded from the computation of basic earnings per share either due to the fact that they were not required to fund losses or because the redemption amount was not reduced as a result of losses.

As a result of the net loss for each of the three month periods ended March 31, 2014 and 2013, for the periods where such shares or securities were outstanding, all of the outstanding shares of common stock underlying stock options, AC Management LLC (“ACM”) Units, deferred stock units, restricted stock units and preferred stock were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2014 and 2013; however, because of the undistributed losses the three classes of our pre-IPO preferred stock are excluded from the computation of basic earnings per share in 2013 as undistributed losses are not allocated to preferred shares (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2014	2013
Net loss	$(16,866)	$(14,477)
Less: Preferred stock return	—	15,283
Less: Accretion of preferred stock	—	2,690

Undistributed losses	$(16,866)	$(32,450)

Weighted-average common shares outstanding-basic and diluted	84,995	6,802

Net loss attributable to common stock per share-basic and diluted	$(0.20)	$(4.77)

3. Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of March 31, 2014 and December 31, 2013, all of which were included within the BA segment, were as follows (in thousands):

	March 31, 2014	December 31, 2013
Work-in-process component parts	$7,080	$10,146
Finished goods	4,613	3,500

	$11,693	$13,646

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Deposits and prepayments on satellite services	$7,044	$5,352
Airfone acquisition-related other current assets	2,447	2,847
Restricted cash	1,020	1,006
Other	7,761	7,082

Total prepaid expenses and other current assets	$18,272	$16,287

Property and equipment as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Office equipment, furniture, and fixtures	$21,099	$19,695
Leasehold improvements	7,804	7,747
Airborne equipment	250,775	227,866
Network equipment	138,642	135,072

	418,320	390,380
Accumulated depreciation	(134,826)	(124,746)

Property and equipment, net	$283,494	$265,634

Other non-current assets as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Canadian ATG license payments (1)	$2,628	$2,749
Deposits on satellite and other airborne equipment	7,572	5,629
Other	1,510	1,168

Total other non-current assets	$11,710	$9,546

(1)	See Note 16, “Canadian ATG Spectrum License” for further information.

Accrued liabilities as of March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Employee benefits	$7,900	$17,320
Airborne equipment and installation costs	7,935	4,981
Airfone acquisition related liabilities	4,509	4,791
Other	21,710	22,054

Total accrued liabilities	$42,054	$49,146

Other non-current liabilities as of March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Asset retirement obligations	$5,425	$4,382
Deferred rent	3,982	3,982
Capital leases	4,063	3,011
Deferred revenue	1,665	1,878
Other	1,118	1,183

Total other non-current liabilities	$16,253	$14,436

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

5. Intangible Assets

Our intangible assets are comprised of both indefinite- and finite-lived intangible assets. Intangible assets with indefinite lives and goodwill are not amortized, but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of our indefinite-lived intangible assets and goodwill during the fourth quarter of each fiscal year. We reevaluate the useful life of the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The results of our annual indefinite-lived intangible assets and goodwill impairment assessments in the fourth quarter of 2013 indicated no impairment.

As of March 31, 2014 and December 31, 2013, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of March 31, 2014 and December 31, 2013 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in years)	As of March 31, 2014			As of December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	3.3	$61,404	$(28,219)	$33,185	$58,689	$(27,558)	$31,131
Patents	5.4	500	(22)	478	500	—	500
Trademark/trade name	4.1	3,072	(2,896)	176	3,072	(2,885)	187
Aircell Axxess technology	0.8	4,129	(3,896)	233	4,129	(3,827)	302
OEM and dealer relationships	2.8	6,724	(4,818)	1,906	6,724	(4,650)	2,074
Service customer relationship	6.1	8,081	(1,973)	6,108	8,081	(1,710)	6,371

Total amortized intangible assets		83,910	(41,824)	42,086	81,195	(40,630)	40,565

Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$116,193	$(41,824)	$74,369	$113,478	$(40,630)	$72,848

Amortization expense was $2.6 million and $2.2 million for the three month periods ended March 31, 2014 and 2013, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization Expense
Years ending December 31,
2014 (period from April 1 to December 31)	$9,262
2015	$10,949
2016	$9,138
2017	$4,890
2018	$2,774
Thereafter	$5,073

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

6. Warranties

Our BA segment provides warranties on parts and labor for our systems. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery, and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheet. Our warranty reserve balance was $0.9 million as of March 31, 2014 and December 31, 2013.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Long-Term Debt and Other Liabilities

Senior Debt—As of March 31, 2014 and December 31, 2013 we had $239.3 million and $240.8 million, respectively, outstanding under a five-year term loan that matures on June 21, 2017 (the “Amended Senior Term Facility”). The terms of the Amended Senior Term Facility are set forth in a Credit Agreement dated as of June 21, 2012, and amended on April 4, 2013, among Gogo Intermediate Holdings LLC, Aircell Business Aviation Services LLC, and Gogo LLC, as borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. See Note 9 “Long-Term Debt and Other Liabilities,” in our 2013 10-K for additional information on our Amended Senior Term Facility.

As of March 31, 2014, we were in compliance with the cash balance, reporting and notice requirements of the Amended Senior Term Facility and no event of default had occurred.

Under the Amended Senior Term Facility, principal payments of $1.6 million are due on the last day of each calendar quarter through March 31, 2017, with the remaining unpaid principal amount of the loan due and payable at maturity on June 21, 2017.

As of March 31, 2014, the interest rate on the Amended Senior Term Facility was 11.25% and all loans were outstanding as three month LIBOR loans.

We paid $19.6 million of loan origination fees and financing costs related to the Amended Senior Term Facility, all but $3.0 million of which have been accounted for as deferred financing costs. The $3.0 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the amendment in April 2013 and were expensed to interest expense. See Note 8, “Interest Costs,” for additional details. Total amortization expense of the deferred financing costs was $0.8 million and $0.4 million for the three month periods ended March 31, 2014 and 2013, respectively. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2014 and December 31, 2013, the balance of unamortized deferred financing costs related to the Amended Senior Term Facility was $12.1 million and $13.0 million, respectively, which was included as a separate line in our consolidated balance sheets.

As of March 31, 2014, the mandatory principal payments under the Amended Senior Term Facility for each of the next five years and thereafter are as follows (in thousands):

Credit
Years ending December 31,	Facility
2014 (period from April 1 to December 31)	$4,650
2015	$6,200
2016	$6,200
2017	$222,219
Thereafter	$—

Alaska Financing—On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. As of March 31, 2014 and December 31, 2013, we had $1.4 million and $1.5 million, respectively, outstanding under the Alaska Facility. No further draws can be made under the Alaska Facility and principal amounts outstanding are payable in quarterly installments over a five-year period commencing on November 12, 2011, or can be prepaid at any time without premium or penalty at our option. The Alaska Facility is secured by a first-priority interest in our cell tower leases and other personal property located at the cell sites in Alaska.

Pursuant to our equipment and revenue agreement with Alaska Airlines, the share of service revenue (“revenue share”) we pay Alaska Airlines increases as long as any amounts are outstanding under the Alaska Facility. Alaska Airlines revenue share increases by 300 basis points for service revenue generated on flights that use the ATG network in Alaska, until the principal and all accrued interest is paid in full. This revenue share was less than $0.1 million for the three month periods ended March 31, 2014 and 2013 and is included in our unaudited condensed consolidated statements of operations as part of our interest expense.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Principal payments under the Alaska Facility in each of the next five years and thereafter are as follows (in thousands):

Alaska
Years ending December 31,	Facility
2014 (period from April 1 to December 31)	$378
2015	$504
2016	$504
Thereafter	$—

Letters of Credit—We maintain several letters of credit totaling $7.9 million and $5.4 million as of March 31, 2014 and December 31, 2013, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Itasca, Illinois; Bensenville, Illinois; Broomfield, Colorado; our future office location in Chicago, Illinois; and our future location in Broomfield, Colorado.

8. Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three month periods ended March 31, 2014 and 2013 (in thousands):

	For the Three Months
	Ended March 31,
	2014	2013
Interest expense	$6,412	$3,534
Amortization of deferred financing costs	836	386

Interest costs charged to expense	7,248	3,920
Interest costs capitalized to property and equipment	223	192
Interest costs capitalized to software	326	81

Total interest costs	$7,797	$4,193

9. Leases

Arrangements with Commercial Airlines—Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo® service to passengers on the aircraft. We are generally responsible for the costs of installing and deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second type of connectivity agreement some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions where legal title transfers are not deemed to be sales transactions for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 4, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as a lease incentive and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $2.6 million and $1.6 million for the three month periods ended March 31, 2014 and 2013, respectively, as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of March 31, 2014, deferred airborne lease incentives of $10.0 million and $58.1 million are included in current and non-current liabilities, respectively, in our unaudited condensed consolidated balance sheet. As of December 31, 2013, deferred airborne lease incentives of $9.0 million and $53.0 million are included in current and non-current liabilities, respectively, in our condensed consolidated balance sheet.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The revenue share paid to the airlines represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $9.9 million and $7.1 million for the three month periods ended March 31, 2014 and 2013, respectively.

One contract with one of our airline partners requires us to provide our airline partner with a cash rebate of $1.8 million in June 2014 and, if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023.

Leases and Cell Site Contracts—We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $1.6 million and $1.4 million for the three month periods ended March 31, 2014 and 2013, respectively. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $2.2 million and $1.8 million for the three month periods ended March 31, 2014 and 2013, respectively.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of March 31, 2014, are as follows (in thousands):

Operating
Years ending December 31,	Leases
2014 (period from April 1 to December 31)	$9,801
2015	$18,217
2016	$21,192
2017	$19,208
2018	$16,307
Thereafter	$122,374

Equipment Leases—We lease certain computer and network equipment under capital leases, for which interest has been imputed with an annual interest rates that range from 5.9% to 13.4%. As of March 31, 2014 the computer equipment leases were classified as part of office equipment, furniture, and fixtures in our unaudited condensed consolidated balance sheet at a gross cost of $1.3 million. As of March 31, 2014 the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $5.2 million. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of March 31, 2014, are as follows (in thousands):

Amortization
Years ending December 31,	Expense
2014 (period from April 1 to December 31)	$1,558
2015	2,018
2016	1,785
2017	1,269
2018	148
Thereafter	—

Total minimum lease payments	6,778
Less: Amount representing interest	(1,104)

Present value of net minimum lease payments	$5,674

The $5.7 million present value of net minimum lease payments as of March 31, 2014 has a current portion of $1.6 million included in current portion of long-term debt and capital leases and a non-current portion of $4.1 million included in other non-current liabilities.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

10. Commitments and Contingencies

Contractual Commitments—We have an agreement with one of our airborne equipment vendors that committed us to purchase $31.6 million in satellite based antenna and radome systems as of March 31, 2014, of which $12.4 million of equipment remains to be shipped to us.

We have agreements with two primary vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $20.9 million in 2014 (April through December), $32.8 million in 2015, $33.1 million in 2016, $31.7 million in 2017, $15.6 million in 2018 and an amount less than $0.1 million in 2019.

Damages and Penalties—Certain of our agreements with our airline partners may require us to incur additional obligations as a result of the occurrence of specified events, some of which may be out of our control. One contract covering the international fleet of one of our airline partners requires us to provide a credit or refund of up to $25 million to our airline partner if a competing airline installs satellite connectivity systems on a certain number of aircraft in its international fleet more quickly than we install our system on the same number of aircraft in our airline partner’s international fleet. The refund or credit will be eliminated in its entirety if we complete full installation of our airline partner’s international fleet by January 1, 2015, which date may be extended by up to six months as a result of certain excusable delays, and has been and will continue to be reduced proportionately from the maximum amount for every installation that we complete before the competitor achieves the target. The amount of any such refund or credit depends on a number of facts and circumstances, such as the pace at which we install satellite systems on aircraft delivered to us by our airline partner, as well as some that are not under our control, including, but not limited to, the number of installable aircraft made available to us from our airline partner’s international fleet, our competitor’s ability to install an equal or greater quantity of satellite systems on such competing airline’s international fleet and any current or future regulatory delays to the extent they are not excusable delays. Any refund or credit may only be applied toward the purchase of equipment or for a refund of amounts paid by the airline for previously purchased equipment. This contract also obligates us to pay our airline partner one-time liquidated damages in the range of $1 million to $5 million if we fail to obtain certain regulatory approvals related to the provision of satellite-based services by specified deadlines. One contract with another of our airline partners obligates us to pay our airline partner up to $6 million in penalties and installation and other costs if we fail to receive certain regulatory approvals or fail to begin the installation of equipment related to the provision of satellite-based service by specified deadlines.

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

Stewart Litigation—On October 4, 2012, James Stewart filed suit against us in the United States District Court for the Northern District of California on behalf of putative classes of national purchasers and a subclass of California purchasers of our service, alleging claims for monopolization and exclusive dealing under the federal antitrust laws and California state antitrust and unfair practices laws related to the Gogo service offered through our domestic commercial airline partners. In February 2014, the court denied our motion to dismiss the suit. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe that we have strong defenses and intend to continue to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

Go Go Techs, Inc. Litigation—On February 12, 2014, Go Go Techs, Inc. filed suit against us in the United States District Court for the Central District of California for alleged infringement of common law trademarks and alleged violations of federal and state unfair competition and other laws. The plaintiff seeks cancellation of our trademark registration for the mark “Gogo” as well as unspecified damages and injunctive relief. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

Carucel Investments, LP Litigation—On February 13, 2014, Carucel Investments, LP filed suit against us in the United States District Court for the Southern District of Florida alleging infringement of several patents in the field of mobile communication systems and seeking unspecified damages and injunctive relief. We have not yet been served with process in this matter. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

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

Airfone Acquisition—As disclosed in Note 7 “Airfone Acquisition” in our 2013 10-K, in connection with our acquisition from LiveTV, LLC (“LiveTV”) of LiveTV Airfone, LLC (“Airfone”) we determined that Airfone failed to remit to the Universal Services Administration Company (“USAC”) certain FCC-mandated Federal Universal Service Fund (“FUSF”) fees. We therefore have caused Airfone to correct its past filings and to remit to USAC approximately $1.1 million in FUSF and related fees covering the period from January 1, 2008 through December 31, 2012. We expect that an additional $0.1 million covering the period from January 1, 2013 through April 10, 2013 will be paid to USAC in 2014. We also determined that Airfone billed its customers for FUSF fees in amounts that exceed the total amount remitted or owed to USAC. Due to the difference between the total amounts collected and the amounts that have been or will be remitted to USAC, Airfone also owes refunds to its customers. We believe that the aggregate amount of any liability to Airfone customers for the period from January 1, 2008 through April 10, 2013 is approximately $2.5 million. In addition, Airfone may be subject to enforcement action by the FCC in connection with the delayed payments to USAC, which could result in, among other things, interest payments,

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

penalties and fines. We have worked with LiveTV to determine the amounts due to USAC and Airfone’s customers and have recorded an accrual and a related receivable from LiveTV for our best estimate of the potential liability related to these matters. In accordance with the terms of the purchase agreement, LiveTV has and is expected to continue to reimburse us for any amounts due to USAC and Airfone’s customers which we pay, and to indemnify us for any additional amounts due to Airfone’s customers, USAC, interest, penalties and fines for which Airfone may be liable.

11. Fair Value of Financial Assets and Liabilities

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Amended Senior Term Facility and the Alaska Facility, both of which are reflected on the consolidated balance sheet at cost, as defined in Note 7, “Long-Term Debt and Other Liabilities”. Based on market conditions as of March 31, 2014, the fair value of the Amended Senior Term Facility was approximately $258 million and the fair value of the Alaska Facility approximated its carrying value of $1.4 million (see Note 7, “Long-Term Debt and Other Liabilities”). These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market including interest rates on recent financings by entities with credit profiles similar to ours. We estimated the fair values of the Amended Senior Term Facility and the Alaska Facility by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at March 31, 2014 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Amended Senior Term Facility and the Alaska Facility.

12. Income Tax

The effective income tax rates for the three month periods ended March 31, 2014 and 2013 were (1.6%) and (1.9%), respectively. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three month periods ended March 31, 2014 and 2013 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

We are subject to taxation in the United States, Canada, various other countries and various states. With few exceptions, as of March 31, 2014, we are no longer subject to U.S. federal, state, foreign or local examinations by tax authorities for years before 2010.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three month periods ended March 31, 2014. As of March 31, 2014, we did not have a liability recorded for interest or potential penalties.

We do not expect a change in the unrecognized tax benefits within the next 12 months.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

13. Business Segments and Major Customers

We operate our business through three operating segments: Commercial Aviation North America, or “CA-NA”, Commercial Aviation Rest of World, or “CA-ROW” and Business Aviation, or “BA”.

CA-NA Segment: Our CA-NA segment provides in-flight connectivity and wireless digital entertainment solutions to commercial airline passengers flying routes that generally begin and end within North America, which for this purpose includes the continental United States (including Alaska), Canada and Mexico.

CA-ROW Segment: Our CA-ROW business, which was established to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international flights of North American based commercial airlines, is in the start-up phase as we launched commercial international connectivity service in March 2014. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service will be provided.

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

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in our 2013 10-K. Transactions between segments are eliminated in consolidation. There are no revenue transactions between segments. We currently do not generate a significant amount of foreign revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented.

Management evaluates performance and allocates resources to each segment based on segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, and certain non-cash charges (including amortization of deferred airborne lease incentives, stock compensation expense, write off of deferred equity financing costs, and, for periods prior to the IPO, Class A and Class B Senior Convertible Preferred Stock return, and accretion of preferred stock). Segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment profit (loss) should not be considered in isolation or as a substitute for net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended March 31, 2014
	CA-NA	CA-ROW	BA	Total
Service revenue	$56,435	$63	$15,793	$72,291
Equipment revenue	633	—	22,770	23,403

Total revenue	$57,068	$63	$38,563	$95,694

Segment profit (loss)	$5,804	$(16,893)	$16,463	$5,374

	For the Three Months Ended March 31, 2013
	CA-NA	CA-ROW	BA	Total
Service revenue	$42,806	$1,198	$10,931	$54,935
Equipment revenue	559	20	15,240	15,819

Total revenue	$43,365	$1,218	$26,171	$70,754

Segment profit (loss)	$(385)	$(6,220)	$9,456	$2,851

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
CA-NA segment profit (loss)	$5,804	$(385)
CA-ROW segment loss	(16,893)	(6,220)
BA segment profit	16,463	9,456

Total segment profit	5,374	2,851
Interest income	15	19
Interest expense	(7,248)	(3,920)
Depreciation and amortization	(15,687)	(13,845)
Amortization of deferred airborne lease incentives (1)	2,597	1,572
Stock compensation expense	(1,604)	(878)
Other expense	(40)	(1)

Loss before income taxes	$(16,593)	$(14,202)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 9, “Leases” for further information.

Major Customers and Airline Partnerships—During the three month periods ended March 31, 2014 and 2013, no customer accounted for more than 10% of our consolidated revenue. One airline partner for the CA-NA segment accounted for approximately 11% of consolidated accounts receivable as of March 31, 2014. No airline partner or customer accounted for more than 10% of our consolidated accounts receivable as of December 31, 2013.

In our CA-NA segment, revenue from passengers using the Gogo service while flying on aircraft owned by two of our airline partners accounted for approximately 39% and 42% of consolidated revenue for the three month periods ended March 31, 2014 and 2013, respectively.

14. Employee Retirement and Postretirement Benefits

Share-Based Compensation—We have two share-based employee compensation plans as of March 31, 2014. See Note 12, “Share-Based Compensation,” in our 2013 10-K for further information regarding these plans. For the three month period ended March 31, 2014, options to purchase 25,061 shares of common stock were granted, options to purchase 24,370 shares of common stock were forfeited, options to purchase 15,349 shares of common stock expired, and options to purchase 64,168 shares of common stock were exercised.

For the three month period ended March 31, 2014, 18,908 restricted share units were granted.

Share-based compensation totaled $1.6 million and $0.9 million for the three month periods ended March 31, 2014 and 2013, respectively.

401(k) Plan—Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions of up to 15% of annual compensation, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.6 million for the three month periods ended March 31, 2014 and 2013.

Director Compensation—Our compensation plan for non-employee directors provides for annual compensation of $225,000 for the non-employee Chairman of the Board and $150,000 for all other non-employee directors. Such compensation is paid 1/3 in cash, 1/3 in stock options and 1/3 in deferred share units (“DSUs”). The plan also provides for additional annual cash compensation of $20,000 to the chair of the Audit Committee, $10,000 to the chair of the Compensation Committee and $5,000 to the chair of the Nominating and Corporate Governance Committee. The members of our Board of Directors have the option to elect to have their cash payments paid in DSUs if they elect. The plan provides for quarterly payments. For the three month period ended March 31, 2014, 5,844 DSUs were granted to our Board of Directors.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

15. Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $8.4 million and $7.7 million for the three month periods ended March 31, 2014 and 2013, respectively. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

16. Canadian ATG Spectrum License

On July 17, 2012, Industry Canada issued to our Canadian subsidiary a subordinate license that allows us to use the Canadian ATG spectrum of which SkySurf Canada Communications Inc. (“SkySurf”) is the primary licensee. On July 24, 2012 we entered into a subordinate license agreement (the “License Agreement”) with SkySurf and on August 14, 2012 the agreement commenced. The License Agreement supersedes the spectrum manager lease agreement (the “Spectrum Agreement”) that we entered into with SkySurf on July 27, 2011. The License Agreement provides for our exclusive rights to use SkySurf’s ATG spectrum licenses in Canada. The License Agreement has an initial term of ten years commencing on August 14, 2012 and, provided that the primary spectrum license agreement issued by Industry Canada to SkySurf remains in effect, is renewable at our option for an additional ten-year term following the initial expiration and thereafter for a further five-year term. We made a one-time payment of C$3.3 million, which was equivalent to approximately U.S. $3.3 million (“one-time payment”). The renewal of the primary spectrum license will depend upon the satisfaction by Gogo and SkySurf of certain conditions set forth in the license, including, without limitation, a network build-out requirement. The term of the License Agreement, including the initial ten-year term and any renewals, is contingent on the effectiveness and renewal of the primary spectrum license issued by Industry Canada to SkySurf on June 30, 2009, which expires on June 29, 2019. We pay SkySurf C$0.1 million, which is equivalent to U.S. $0.1 million, monthly during the initial ten-year term of the License Agreement. Additionally, we make variable monthly payments based on the number of cell sites in Canada and the number of Canadian-domiciled commercial aircraft on which we provide our service.

As the License Agreement is for our exclusive use of a license, which is considered a right to use an intangible asset and thus not property, plant, or equipment, the agreement is not considered a lease for accounting purposes. As such, we recorded the SkySurf one-time payment as an asset in our unaudited condensed consolidated balance sheet at the time of payment. As of March 31, 2014, the one-time payment had balances of $0.1 million included in prepaid expenses and other current assets and $2.6 million included in other non-current assets, respectively, in our unaudited condensed consolidated balance sheet. The one-time payment is being amortized on a straight-line basis over the estimated term of the agreement of 25-years. Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	SkySurf Amortization
2014 (period from April 1 to December 31)	$88
2015	$118
2016	$118
2017	$118
2018	$118
Thereafter	$2,186

Amortization expense totaled less than $0.1 million during the three month periods ended March 31, 2014 and 2013, respectively.

The monthly payments are expensed as incurred and totaled approximately $0.2 million during the three month periods ended March 31, 2014 and 2013.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners;

•	any inability to timely and efficiently roll out our technology roadmap for any reason, including regulatory delays, or the failure by our airline partners to roll out equipment upgrades or new services or adopt new technologies in order to support increased network capacity demands;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to develop network capacity sufficient to accommodate current and expected growth in passenger demand;

•	unfavorable economic conditions in the airline industry and economy as a whole;

•	our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future airline partners;

•	an inability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price, service performance and line-fit availability;

•	our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers;

•	our ability to successfully develop and monetize new products and services, including those that were recently released, are currently being offered on a limited, or trial basis or are in various stages of development;

•	our ability to deliver products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the effects, if any, on our business of the merger of American Airlines and U.S. Airways;

•	a revocation of, or reduction in, our right to use licensed spectrum, the availability of other air-toground spectrum to a competitor or the repurposing by a competitor of other spectrum for air-to-ground use;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures, material defects or errors in our software or damage to our equipment;

•	the limited operating history of our CA-NA and CA-ROW segments;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•	compliance with U.S. and foreign government regulations and standards, including those related to the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the U.S. and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims;

•	our ability to protect our intellectual property;

•	any negative outcome or effects of pending or future litigation;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuation in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry;

•	the attraction and retention of qualified employees including key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control;

•	difficulties in collecting accounts receivable; and

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities Exchange Commission (“SEC”) on March 14, 2014 (the “2013
10-K”).

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

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “Gogo,” and the “Company,” as used in this report, refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only Gogo Inc. exclusive of its subsidiaries.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 14, 2014 (the “2013 10-K”) and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended December 31. See “—Results of Operations.”

Company Overview

Gogo is a leading aircraft communications service provider to the global aviation industry. We operate through the following three segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA.”

Services provided by our CA-NA business include Gogo Connectivity, which allows passengers to connect to the internet from their personal Wi-Fi-enabled devices, Gogo Vision, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices, and our Gogo Signature Services, which include a broad range of customizable, targeted content, advertising and e-commerce services. Such services are provided by the CA-NA business to commercial airline passengers flying routes that begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which was established to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international flights of North American based commercial airlines, is in the start-up phase as we launched commercial international connectivity service in March 2014. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service will be provided. Our BA business sells equipment for in-flight telecommunications and provides in-flight internet connectivity and other voice and data communications products and services to the business aviation market. BA services include Gogo Biz, our in-flight broadband service that utilizes both our ATG network and our ATG spectrum, and satellite-based voice and data services through our strategic alliances with satellite companies.

Recent Developments

In April 2014, we entered into a binding term sheet with Air Canada pursuant to which our in-flight connectivity service will be rolled our across Air Canada’s entire North American fleet, which currently consists of 130 aircraft. The agreement also contemplates future type-testing of our satellite solutions on certain international Air Canada aircraft.

In April 2014, we announced our next generation global in-flight connectivity technology – 2Ku – which will utilize two low-profile, high efficiency Ku-band satellite antennas and deliver peak speeds to the aircraft of more than 70Mbps.

In April 2014, we announced that Gogo and Boeing signed a technical services agreement that will enable us to pursue line-fit installation of our ATG-4 and satellite solutions on Boeing aircraft.

Factors and Trends Affecting Our Results of Operations

We believe our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	the costs associated with implementing, and our ability to implement on a timely basis, our technology roadmap, including the need for additional cell sites in our ATG network, upgrades and installation of our ATG-4 technology, the roll-out of our satellite service, including hybrid technology solutions that are in part dependent on our satellite service, such as our GTO and 2Ku offerings, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	the costs associated with and our ability to execute our international expansion, including modification to our network to accommodate satellite technology, compliance with applicable foreign regulations and expanded operations outside of the U.S.;

•	the pace and extent of adoption of the Gogo service for use on international commercial aircraft by our current North American airline partners and new international airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our airline partners;

•	the economic environment and other trends that affect both business and leisure travel;

•	the extent of customers’, airline partners’ and other aircraft operators’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide, changes in technology and competition from current competitors and new market entrants;

•	the continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in laws, regulations, and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the U.S., obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, and expand our service offerings;

•	changes in laws, regulations and interpretations affecting aviation, including in particular changes that impact the design of our equipment and our ability to obtain required certifications for our equipment; and

•	our ability to obtain required foreign telecommunications, aviation and other licenses and approvals necessary for our international operations.

Summary Financial Information

Consolidated revenue increased to $95.7 million for the three month period ended March 31, 2014 as compared with $70.8 million for the prior year period. As of March 31, 2014, the CA-NA segment had 2,056 commercial aircraft online to provide the Gogo service as compared with 1,878 as of March 31, 2013. As of March 31, 2014, the BA segment had 5,236 aircraft online with Iridium satellite communications systems and 2,250 Gogo Biz systems online as compared with 5,060 and 1,555, respectively, as of March 31, 2013. The BA segment became a reseller of Inmarsat SwiftBroadband satellite service in 2013 and had 16 systems online as of March 31, 2014 as compared with two systems online as of March 31, 2013. Our CA-ROW segment began providing connectivity service in March 2014 and had five aircraft online as of March 31, 2014.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics for the CA-NA and BA segments to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies and evaluate forward-looking projections.

Commercial Aviation North America
	For the Three Months Ended March 31,
	2014	2013
Aircraft online	2,056	1,878
Average monthly service revenue per aircraft online (ARPA)	$9,199	$7,696
Gross passenger opportunity (GPO) (in thousands)	74,668	65,024
Total average revenue per passenger opportunity (ARPP)	$0.76	$0.66
Total average revenue per session (ARPS)	$10.55	$10.30
Connectivity take rate	6.9%	6.2%

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our ATG network equipment is installed and Gogo service has been made commercially available as of the last day of each period presented.

•	Average monthly service revenue per aircraft online (“ARPA”). We define ARPA as the aggregate service revenue for the period divided by the number of months in the period, divided by the number of aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Gross passenger opportunity (“GPO”). We define GPO as the estimated aggregate number of passengers who board commercial aircraft on which Gogo service has been available during the period presented. We calculate passenger estimates by taking the maximum capacity of flights with Gogo service, which is calculated by multiplying the number of flights flown by Gogo-equipped aircraft, as published by Air Radio Inc. (ARINC), by the number of seats on those aircraft, and adjusting the product by a passenger load factor for each airline, which represents the percentage of seats on aircraft that are occupied by passengers. Load factors are provided to us by our airline partners and are based on historical data.

•	Total average revenue per passenger opportunity (“ARPP”). We define ARPP as revenue from Gogo Connectivity, Gogo Vision, Gogo Signature Services and other service revenue for the period, divided by GPO for the period.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Gogo Connectivity divided by the total number of sessions during the period. A session, or a “use” of Gogo Connectivity, is defined as the use by a unique passenger of Gogo Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives or unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was less than 3% of the total number of sessions.

Business Aviation
	For the Three Months Ended March 31,
	2014	2013
Aircraft online
Satellite	5,252	5,062
ATG	2,250	1,555
Average monthly service revenue per aircraft online
Satellite	$160	$151
ATG	2,006	1,893
Units Shipped
Satellite	153	147
ATG	241	171
Average equipment revenue per unit shipped (in thousands)
Satellite	$48	$40
ATG	64	53

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services in operation as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services in operation as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units shipped. We define units shipped as the number of satellite or ATG network equipment units, respectively, shipped during the period.

•	Average equipment revenue per satellite unit shipped. We define average equipment revenue per satellite unit shipped as the aggregate equipment revenue earned from all satellite shipments during the period, divided by the number of satellite units shipped.

•	Average equipment revenue per ATG unit shipped. We define average equipment revenue per ATG unit shipped as the aggregate equipment revenue from all ATG shipments during the period, divided by the number of ATG units shipped.

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of consolidated statements of operations and segment profit (loss) as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 10-K.

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases, which have or are reasonably likely to have a material effect on our results of operations. See Note 9, “Leases” to our unaudited condensed consolidated financial statements for further information.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our unaudited condensed consolidated financial statements and related disclosures require us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related exposures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. In some instances, we could reasonably use different accounting estimates, and in some instances results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with long-lived assets, indefinite-lived assets and share-based compensation have the greatest potential impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in our 2013 10-K, except that with the closing of our IPO in June 2013, the accounting policy for derivative liabilities and fair value derivative adjustments, as described in our MD&A, is no longer considered a critical accounting policy as the preferred stock which contained embedded derivatives is no longer outstanding.

Results of Operations

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months
	Ended March 31,
	2014	2013
Revenue:
Service revenue	$72,291	$54,935
Equipment revenue	23,403	15,819

Total revenue	95,694	70,754
Operating expenses:
Cost of service revenue (exclusive of items shown below)	39,628	25,970
Cost of equipment revenue (exclusive of items shown below)	9,986	7,729
Engineering, design and development	14,099	12,285
Sales and marketing	8,042	6,630
General and administrative	17,572	14,595
Depreciation and amortization	15,687	13,845

Total operating expenses	105,014	81,054

Operating loss	(9,320)	(10,300)

Total other (income) expense:
Interest income	(15)	(19)
Interest expense	7,248	3,920
Other expense	40	1

Total other expense	7,273	3,902

Loss before incomes taxes	(16,593)	(14,202)
Income tax provision	273	275

Net loss	(16,866)	(14,477)
Class A and Class B senior convertible preferred stock return	—	(15,283)
Accretion of preferred stock	—	(2,690)

Net loss attributable to common stock	$(16,866)	$(32,450)

Three Months Ended March 31, 2014 and 2013

Revenue:

Revenue by segment and percent change for the three month periods ended March 31, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2014 over
	2014	2013	2013
Service Revenue:
CA-NA	$56,435	$42,806	31.8%
BA	15,793	10,931	44.5%
CA-ROW	63	1,198	(94.7%)

Total Service Revenue	$72,291	$54,935	31.6%

Equipment Revenue:
CA-NA	$633	$559	13.2%
BA	22,770	15,240	49.4%
CA-ROW	—	20	(100.0%)

Total Equipment Revenue	$23,403	$15,819	47.9%

Total Revenue:
CA-NA	$57,068	$43,365	31.6%
BA	38,563	26,171	47.4%
CA-ROW	63	1,218	(94.8%)

Total Revenue	$95,694	$70,754	35.2%

Commercial Aviation North America:

CA-NA revenue increased to $57.1 million for the three month period ended March 31, 2014 as compared with $43.4 million for the prior year period primarily due to an increase in connectivity service revenue. Passengers used Gogo Connectivity 5.1 million times in the three month period ended March 31, 2014 as compared with 4.0 million times in the prior year period. The increase in CA-NA connectivity service revenue was primarily due to increases in connectivity take rate and, to a lesser extent, ARPS, which resulted in increases in ARPA and ARPP. ARPA increased 19.5% to $9,199 for the three month period ended March 31, 2014 as compared with $7,696 for the prior year period and ARPP increased 14.8% to $0.76 for the three month period ended March 31, 2014 as compared with $0.66 for the prior year period. GPO increased 14.8% to 74.7 million for the three month period ended March 31, 2014 as compared with 65.0 million for the prior year period, driven by a 9.5% increase in aircraft online to 2,056 as of March 31, 2014 from 1,878 as of March 31, 2013. The connectivity take rate increased 11.7% to 6.9% for the three month period ended March 31, 2014 as compared with 6.2% for the prior year period, primarily due to increased passenger adoption of the Gogo service. ARPS increased 2.4% to $10.55 for the three month period ended March 31, 2014 as compared with $10.30 for the prior year period due primarily to pricing increases related to our single use and subscription products and changes to our product mix.

Our retail revenue increased 29.4% to $51.2 million for the three month period ended March 31, 2014 as compared with $39.5 million for the prior year period, due to growth in both individual sessions and subscriptions. Revenue from individual sessions increased 27.2% to $29.9 million for the three month period ended March 31, 2014 as compared with $23.5 million for the prior year period, and revenue from subscriptions increased 32.5% to $21.3 million for the three month period ended March 31, 2014 as compared with $16.0 million for the prior year period. These increases were due to pricing increases and increased passenger adoption of the Gogo service. Our non-retail revenue increased 73.0% to $3.0 million for the three month period ended March 31, 2014 as compared with $1.8 million for the prior year period due primarily to an increase in sponsorship and roaming revenue, offset in part by a decrease in enterprise revenue.

A summary of the components of CA-NA’s service revenue for the three month periods ended March 31, 2014 and 2013 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2014 over
	2014	2013	2013
Gogo Connectivity revenue	$54,212	$41,299	31.3%
Gogo Vision, Gogo Signature Services and other service revenue (1)	2,223	1,507	47.5%

Total service revenue	$56,435	$42,806	31.8%

(1)	Other service revenue includes content filtering, VoIP access for airlines’ flight crews, portal development services, operations oriented communications services, and partner co-branding and reseller arrangements.

Business Aviation:

BA revenue increased to $38.6 million for the three month period ended March 31, 2014 as compared with $26.2 million for the prior year period, due to increases in service and equipment revenue. BA service revenue increased to $15.8 million for the three month period ended March 31, 2014 as compared with $10.9 million for the prior year period, primarily due to more customers subscribing to our Gogo Biz service and price increases implemented during 2013. The number of ATG aircraft online increased 44.7% to 2,250 as of March 31, 2014 as compared with 1,555 as of March 31, 2013.

BA equipment revenue increased to $22.8 million for the three month period ended March 31, 2014 as compared with $15.2 million for the prior year period due to an increase in ATG and satellite equipment revenue. ATG equipment revenue increased 68.3% to $15.3 million for the three month period ended March 31, 2014 as compared with $9.1 million for the prior year period, primarily due to a 40.9% increase in the number ATG equipment units shipped and new ATG product offerings including ATG 2000 for the turbo prop market and Gogo Text & Talk. Satellite equipment revenue increased 24.2% to $7.3 million for the three month period ended March 31, 2014 as compared with $5.9 million for the prior year period due to shifts in product mix and pricing increases implemented during 2013.

Commercial Aviation Rest of World:

Our CA-ROW segment is in the start-up phase, as we initiated our international expansion efforts in the first quarter of 2012. In March 2014 we generated our first CA-ROW in-flight connectivity revenue from passengers flying international routes of one U.S.-based commercial airline partner. For the three month period ended March 31, 2013, our CA-ROW segment generated $1.2 million of service revenue primarily from portal development services provided to one international carrier, while no such activity occurred in 2014.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three month periods ended March 31, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2014 over
	2014	2013	2013
CA-NA	$27,223	$21,666	25.6%
BA	4,649	2,854	62.9%
CA-ROW	7,756	1,450	434.9%

Total	$39,628	$25,970	52.6%

CA-NA cost of service revenue increased to $27.2 million for the three month period ended March 31, 2014 as compared with $21.7 million for the prior year period, primarily due to an increase in revenue share earned by our airline partners. The revenue share increase was driven by the increase in CA-NA service revenue for the current year and to a lesser extent by an increase in the average revenue share percentage earned by our airline partners. Revenue share increased $3.0 million for the three month period ended March 31, 2014 over the prior year period. CA-NA cost of service revenue also increased due to increased network operations expenses (including network maintenance, backhaul and site leases), and billing and transaction related expenses as a result of an increase in the number of Gogo Connectivity sessions.

BA cost of service revenue increased to $4.6 million for the three month period ended March 31, 2014 as compared with $2.9 million for the prior year period primarily due to an increase in the number of ATG units online to 2,250 as of March 31, 2014 from 1,555 as of March 31, 2013. Cost of service revenue also increased due to an increase in the average network utilization per ATG unit online, which resulted in an increase in ATG related network service costs associated with providing Gogo Biz services that are charged to our BA segment. Our satellite service fees also increased for the three month period ended March 31, 2014 as compared with the prior year period due to an increase in the number of subscribers to our satellite services to 5,252 as of March 31, 2014 from 5,062 as of March 31, 2013, as well as price increases for satellite services. Cost of service revenue for the three month period ended March 31, 2014 includes Airfone-related network costs, following our acquisition of Airfone in April 2013.

CA-ROW cost of service revenue increased to $7.8 million for the three month period ended March 31, 2014 as compared with $1.5 million in the prior year period due primarily to additional satellite transponders and teleports coming online throughout 2013.

We expect cost of service revenue for CA-NA to increase in future periods due to increases in revenue share, billing and transaction expenses as our service revenue increases. We expect the revenue share percentages under certain of our connectivity agreements to increase in future periods due to the occurrence of contractually stipulated triggering events that had yet to occur as of March 31, 2014. We currently estimate that such increases will amount to approximately 2% of the CA-NA segment’s service revenue. In addition, revenue share expense and average revenue share percentage may increase in future periods driven by growth in Gogo Vision and Gogo Signature Services. We believe that our network related expenses will increase to support the projected increased use and expansion of our network, which will include satellite coverage to support and/or supplement certain areas. Additionally, we expect our maintenance costs to increase in future periods. However, a significant portion of our ATG network operations costs is relatively fixed in nature and does not fluctuate directly with revenue. As such, we expect network expenses as a percentage of service revenue to decline as we continue to achieve economies of scale in our business. We expect total cost of service revenue to decline as a percentage of total service revenue in future periods as we realize efficiencies inherent in the scalability of our business.

We also expect to incur additional cost of service revenue in CA-ROW as we expand our business internationally, primarily related to our satellite service offerings but also due to additional revenue share, billing, transactional and network related expenses.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three month periods ended March 31, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2014 over
	2014	2013	2013
CA-NA	$987	$230	329.1%
BA	8,999	7,499	20.0%
CA-ROW	—	—	n/a

Total	$9,986	$7,729	29.2%

Cost of equipment revenue increased to $10.0 million for the three month period ended March 31, 2014 as compared with $7.7 million for the prior year period. The increase occurred primarily within the BA segment due to an increase in ATG units sold and an increase in personnel costs within the production, technical support and quality assurance groups to support the growth of the business and new product offerings. We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 14.8% to $14.1 million for the three month period ended March 31, 2014 as compared with $12.3 million for the prior year period, due primarily to an increase in the CA-ROW segment that was partially offset by a decrease in CA-NA, with the BA segment remaining consistent year-over-year. Engineering, design and development expenses related to CA-ROW expansion efforts increased to $5.1 million for the three month period ended March 31, 2014 as compared with $3.0 million for the prior year period, primarily due to increases in Supplemental Type Certificates (“STC”) related expenses for CA-ROW commercial aircraft and an increase in expenses related to the development of satellite systems. Engineering, design and development expenses for the CA-NA segment decreased 4.7% for the three month period ended March 31, 2014 as compared with the prior year period due to the timing of costs incurred in connection with STC’s and the development of next generation products and technologies, as well as an increased focus on CA-ROW development activities.

We expect engineering, design and development expenses to increase in future periods as we continue to execute our technology roadmap, expand internationally and develop next generation products and services.

Sales and Marketing Expenses:

Sales and marketing expenses increased 21.3% to $8.0 million for the three month period ended as compared with $6.6 million for the prior year period, due to increases in all three segments. Sales and marketing expenses in the CA-NA segment increased 14.8% for the three month period ended March 31, 2014 over the prior year period, due to an increase in certain marketing related activities. Sales and marketing expenses in the BA segment increased 25.2% for the three month periods ended March 31, 2014 over the prior year period due to an increase in personnel expense to support the growth of the business and new product launches. Sales and marketing expenses for the CA-ROW segment increased 35.9% for the three month period ended March 31, 2014 over the prior year period due to building our international sales and marketing teams, which occurred throughout 2013. Consolidated sales and marketing expenses as a percentage of total consolidated revenue decreased to 8.4% for the three month period ended March 31, 2014 as compared with 9.4% for the prior year period.

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

General and Administrative Expenses:

General and administrative expenses increased 20.4% to $17.6 million for the three month period ended March 31, 2014 as compared with $14.6 million for the prior year period due to increases in all three segments.

The increase in the BA segment’s general and administrative expense of $1.7 million or 111.6% for the three month period ended March 31, 2014 over the prior year period was due primarily to an increase in personnel and payroll related expenses to manage the growth of the business and an increase in rent expenses as we added additional space. Additionally, the three month period ended March 31, 2013 included a settlement in connection with the Hawker Beechcraft bankruptcy whereby we recovered $0.4 million in the period, while no such recovery was recorded in the current year.

The increase in CA-ROW segment’s general and administrative expenses of 30.5% for the three month period ended over the prior year period was due primarily to an increase in personnel, travel and consulting expenses, all of which were due to a ramp up in CA-ROW activities.

The increase in the CA-NA segment’s general and administrative expenses of 6.5% for the three month period ended March 31, 2014 over the prior year period was primarily due to an increase in personnel and payroll related expenses (including bonus and share-based compensation expense which are both included in general and administrative expense for all of CA-NA’s employees) to manage the growth of the business and audit, tax, and Sarbanes Oxley expenses as a result of us becoming a public company, partially offset by a decrease in legal fees.

Consolidated general and administrative expenses as a percentage of total consolidated revenue decreased to 18.4% for the three month period ended March 31, 2014, from 20.6% for the prior year period.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue.

Depreciation and Amortization:

Depreciation and amortization expense increased 13.3% to $15.7 million for the three month period ended March 31, 2014 as compared with $13.8 million for the prior year period. The increase in depreciation and amortization expense was due to the increase in the number of aircraft outfitted with our ATG and ATG-4 equipment by our CA-NA business and the expansion of our ATG network. As noted above, we had 2,056 and 1,878 commercial aircraft online as of March 31, 2014 and 2013, respectively.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive equipment on aircraft (primarily to service the CA-ROW segment) and further expand our network.

Other (Income) Expense:

Other (income) expense and percent change for the three month period ended March 31, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2014 over
	2014	2013	2013
Interest income	$(15)	$(19)	(21.1%)
Interest expense	7,248	3,920	84.9%
Other expense	40	1	n/a

Total	$7,273	$3,902	86.4%

Other expense was $7.3 million for the three month period ended March 31, 2014 as compared with $3.9 million for the prior year period due primarily to the increase in interest expense. The increase in interest expense during the three month period ended March 31, 2014 versus the prior year period was due to the increase in April 2013 in the amounts outstanding under the Amended Senior Term Facility (as defined in Note 7, “Long-Term Debt and Other Liabilities” in our unaudited condensed consolidated financial statements). Additionally, interest expense included amortization of deferred financing costs of $0.8 million for the three month period ended March 31, 2014 as compared with $0.4 million in the prior year period. See Note 8, “Interest Costs” in our unaudited condensed consolidated financial statements for additional information related to our interest expense.

We expect our interest expense to increase in 2014 due to higher average debt outstanding in 2014 than in 2013. Interest expense will also increase due to additional amortization of deferred financing costs. See “—Liquidity and Capital Resources” for additional information regarding the Amended Senior Term Facility.

Income Taxes:

The effective income tax rate for the three month period ended March 31, 2014 was (1.6%) as compared with (1.9%) for the prior year period. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three month periods ended March 31, 2014 and 2013 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

We expect our income tax provision to increase in future periods to the extent we become profitable.

Segment Profit (Loss):

CA-NA generated segment profit of $5.8 million for the three month period ended March 31, 2014 as compared with segment loss of $0.4 million for the prior year period. The change in CA-NA’s segment profit (loss) for the three month period ended March 31, 2014 was due to increases in service revenue and equipment revenue and decreases in engineering, design and development expenses, partially offset by increases in cost of service revenue, cost of equipment revenue, general and administrative, and sales and marketing expenses, as discussed above.

BA’s segment profit increased 74.1% to $16.5 million for the three month period ended March 31, 2014 as compared with $9.5 million for the prior year period. The increase in BA’s segment profit for the three month period ended March 31, 2014 was due to increases in service revenue and equipment revenue, partially offset by increases in operating expense, as discussed above.

CA-ROW’s segment loss increased 171.6% to $16.9 million for the three month period ended March 31, 2014 as compared with $6.2 million for the prior year period due to CA-ROW being in the start-up phase and our continued investment in this segment. The increase in CA-ROW’s segment loss was due primarily to the decreases in service revenue and equipment revenue and increases in operating expenses, as discussed above.

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

We believe the exclusion of the amortization of deferred airborne lease incentives from Adjusted EBITDA is useful as it allows an investor to view operating performance across time periods in a manner consistent with how management measures segment profit and loss (see Note 13 “Business Segments and Major Customers” for a description of segment profit (loss) in our unaudited condensed consolidated financial statements). Management evaluates segment profit and loss in this manner, excluding the amortization of deferred airborne lease incentives, because such presentation reflects operating decisions and activities from the current period, without regard to the prior period decision or the form of connectivity agreements. See “—Key Components of Consolidated Statements of Operations—Cost of Service Revenue—Commercial Aviation North America” in our 2013 10-K for a discussion of the accounting treatment of deferred airborne lease incentives.

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

Adjusted Net Loss Per Share represents net loss attributable to common stock per share—basic and diluted, adjusted to reflect the number of shares of common stock outstanding as of March 31, 2014 under our current capital structure, after giving effect to the initial public offering and the corresponding conversion of shares of preferred stock outstanding. We present Adjusted Net Loss Per Share to provide investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance considering our current capital structure and the shares outstanding following our IPO on a consistent basis.

Cash CAPEX represents capital expenditures net of airborne equipment proceeds received from the airlines. We believe Cash CAPEX provides a more representative indication of our liquidity requirements with respect to capital expenditures, as under certain agreements with our airline partners we are reimbursed for all or a substantial portion of the cost of our airborne equipment, thereby reducing our cash capital requirements.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Adjusted EBITDA:
Net income (loss) attributable to common stock (GAAP)	$(16,866)	$(32,450)
Interest expense	7,248	3,920
Interest income	(15)	(19)
Income tax provision	273	275
Depreciation and amortization	15,687	13,845

EBITDA	6,327	(14,429)
Class A and Class B senior convertible preferred stock return	—	15,283
Accretion of preferred stock	—	2,690
Stock-based compensation expense	1,604	878
Amortization of deferred airborne lease incentives	(2,597)	(1,572)

Adjusted EBITDA	$5,334	$2,850

Adjusted Net Loss and Adjusted Net Loss Per Share:
Net loss attributable to common stock (GAAP)	$(16,866)	$(32,450)
Class A and Class B senior convertible preferred stock return	—	15,283
Accretion of preferred stock	—	2,690

Adjusted Net Loss	$(16,866)	$(14,477)

Basic and diluted weighted average shares outstanding (GAAP)	84,995	6,802
Adjustment of shares to our current capital structure	—	78,193

Adjusted shares outstanding	84,995	84,995

Adjusted Net Loss Per Share—basic and diluted	$(0.20)	$(0.17)

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(36,095)	$(33,498)
Deferred airborne lease incentives (2)	4,965	4,786
Amortization of deferred airborne lease incentives (2)	2,490	1,572

Cash CAPEX	$(28,640)	$(27,140)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives and related amortization associated with STCs for the three months ended March 31, 2014 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2014	2013
Net cash used in operating activities	$(6,809)	$(284)
Net cash used in investing activities	(38,594)	(33,413)
Net cash used in financing activities	(1,377)	(909)
Effect of foreign exchange rate changes on cash	10	(10)

Net decrease in cash and cash equivalents	(46,770)	(34,616)
Cash and cash equivalents at the beginning of period	266,342	112,576

Cash and cash equivalents at the end of period	$219,572	$77,960

We have historically financed our growth and cash needs primarily through the issuance of common stock, non-convertible debt, senior convertible preferred stock, convertible debt, term facilities and cash from operating activities.

Senior Term Facility:

The Amended Senior Term Facility had an aggregate principal amount of outstanding borrowings as of March 31, 2014 and December 31, 2013 of $239.3 million and $240.8 million, respectively. See Note 7, “Long-Term Debt and Other Liabilities” in our unaudited condensed consolidated financial statements for additional information.

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

The credit agreement executed in connection with our Amended Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of Aircell Business Aviation Services LLC (“ABAS”) only. This calculation is made at the end of each fiscal year beginning with the year ended December 31, 2013, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on ABAS’ debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates trigger the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our consolidated balance sheets. We had no such mandatory prepayment classified as a current liability as of March 31, 2014.

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

We paid $19.6 million of loan origination fees and financing costs related to the Amended Senior Term Facility, all but $3.0 million of which has been accounted for as deferred financing costs. The $3.0 million of fees that were not accounted for as deferred financing costs were fees not paid directly to the lenders in connection with the amendment in April 2013 and were expensed to interest expense. See Note 8, “Interest Costs,” in our unaudited condensed consolidated financial statements for additional details. Total amortization expense of the deferred financing costs was $0.8 million and $0.4 million for the three month periods ended March 31, 2014 and 2013, respectively. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2014, the balance of unamortized deferred financing costs related to the Amended Senior Term Facility was $12.1 million, which was included as a separate line in our unaudited condensed consolidated balance sheets.

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

Alaska Financing:

On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. As of March 31, 2014 and December 31, 2013, we had $1.4 million and $1.5 million, respectively, outstanding under the Alaska Facility. No further draws can be made under the Alaska Facility and principal amounts outstanding are payable in quarterly installments over a five-year period commencing on November 12, 2011, or can be prepaid at any time without premium or penalty at our option. The Alaska Facility is secured by a first-priority interest in our cell tower leases and other personal property located at the cell sites in Alaska.

Letters of Credit:

We maintain several letters of credit totaling $7.9 million and $5.4 million as of March 31, 2014 and December 31, 2013, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our existing office locations in Itasca, Illinois; Bensenville, Illinois; and Broomfield, Colorado; our future office location in Chicago, Illinois; and our future location in Broomfield, Colorado.

Liquidity:

We believe that our near and long term liquidity needs will increase and that cash and cash equivalents on hand as of March 31, 2014, together with our other sources of cash, will be able to support our anticipated capital expenditures, as well as increased operating costs in connection with our international expansion. Although we can provide no assurances, we currently believe that cash and cash equivalents on hand should be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including upgrading certain aircraft operated by our airline partners to our ATG-4 service, costs related to international expansion and certain costs associated with satellite or other technologies. We have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenues in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as the availability and costs associated with next-generation technologies and costs related to international expansion. We currently believe that cash on hand and, if necessary, additional equity financings or the incurrence of additional debt as permitted under the credit agreement governing our Amended Senior Term Facility, will be sufficient to meet our liquidity needs in the longer-term, including our anticipated international expansion. The credit agreement governing the Amended Senior Term Facility contains covenants that restrict the ability of Gogo Intermediate Holdings LLC, ABAS and Gogo LLC to incur additional indebtedness generally, subject to certain enumerated exceptions, and to undertake certain equity financings through the issuance of preferred stock. As a result, we may be unable to finance growth of our business to the extent that our cash on hand and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of common equity or through permitted sales of preferred equity or debt.

Cash flows used in Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2014	2013
Net loss	$(16,866)	$(14,477)
Non-cash charges and credits	18,520	15,360
Changes in operating assets and liabilities	(8,463)	(1,167)

Net cash used in operating activities	$(6,809)	$(284)

For the three month period ended March 31, 2014, cash used in operating activities was $6.8 million as compared with $0.3 million for the prior year period. The principal contributors to the decrease in operating cash flows were:

•	A $7.3 million decrease in cash flows related to changes in operating assets and liabilities resulting from:

•	A decrease in CA-NA’s cash flows due to the following:

•	Changes in working capital (primarily within accounts receivable, accounts payable, accrued liabilities and prepaid expenses and other current assets) due primarily to the increase in bonuses paid in the first quarter of 2014 as compared with the first quarter of 2013, the timing of payments to our vendors and the timing of collections from our airline partners;

•	Changes in accrued revenue share due to increases in outstanding accrued revenue during the first quarter of 2013 as compared to a relatively consistent balance during the first quarter of 2014; and

•	Changes in deferred airborne lease incentives due to a decrease in the number of installations as compared with the prior year.

•	Partial offsets to the above due to increases in cash flows from the following:

•	Changes in BA’s working capital (primarily within accounts receivable and inventory) due primarily to the increase in equipment sales and the timing of inventory receipts; and

•	Changes in CA-ROW deferred airborne lease incentives due to the commencement of airborne installations for this segment at the end of 2013 and additional installations in the first quarter of 2014.

•	offset in part by a $0.8 million increase in net loss adjusted for non-cash charges and credits that was due primarily to increases in the CA-NA and BA segments’ service revenues partially offset by increased spending in all three segments, as noted above under “—Results of Operations”.

We anticipate cash flows from changes in operating assets and liabilities to be positively impacted in 2014 by increases in deferred airborne lease incentives and incentives payable to us by landlords under certain facilities leases, which we estimate will range from $65 million to $85 million for the year ended December 31, 2014.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “—Capital Expenditures” below.

Cash flows used in Financing Activities:

Cash used in financing activities for the three month periods ended March 31, 2014 and 2013 of $1.4 million and $0.9 million, respectively, was primarily due to payments under our debt facilities as we have higher average debt outstanding in 2014 as compared with 2013, offset in part by the exercise of stock options.

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

Capital expenditures for the three month periods ended March 31, 2014 and 2013 were $36.1 million and $33.5 million, respectively. The increase in capital expenditures was due to an increase in airborne equipment purchases for the CA-ROW segment and investments in our ATG network.

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

Contractual Commitments: We have an agreement with one of our airborne equipment vendors that committed us to purchase $31.6 million in satellite based antenna and radome systems as of March 31, 2014, for which $12.4 million of equipment remains to be shipped to us.

We have agreements with two primary vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $20.9 million in 2014 (April through December), $32.8 million in 2015, $33.1 million in 2016, $31.7 million in 2017, $15.6 million in 2018 and an amount less than $0.1 million in 2019.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $1.6 million and $1.4 million for the three month periods ended March 31, 2014 and 2013, respectively. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $2.2 million and $1.8 million for the three month periods ended March 31, 2014 and 2013, respectively.

The revenue share paid to the airlines represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentive discussed above. Such rental expense totaled a net charge of $9.9 million and $7.1 million for the three month periods ended March 31, 2014 and 2013, respectively.

One contract with one of our airline partners requires us to provide our airline partner with a cash rebate of $1.8 million in June 2014 and, if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023.

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

Our exposure to market risk is currently confined to our cash and cash equivalents and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, certificates of deposit, money market funds and corporate debt securities. Our cash and cash equivalents as of March 31, 2014 and December 31, 2013 included amounts in bank checking account and liquid certificates of deposit with short term maturities. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents and interest expense on our long-term debt. Our cash and cash equivalents as of March 31, 2014 and December 31, 2013 included amounts in bank checking accounts and liquid certificates of deposit. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio, would have reduced interest income and increased interest expense for the three month period ended March 31, 2014 and 2013 by an immaterial amount.

Fixed Rate Debt: On March 31, 2014 and December 31, 2013, we had $1.4 million and $1.5 million aggregate principal amount of fixed rate debt outstanding under the Alaska Facility, respectively, which approximated fair value. If interest rates were 10% higher than the stated rate, the fair value of the Alaska Financing would have changed by an immaterial amount as of March 31, 2014 and December 31, 2013.

Variable Rate Debt: On March 31, 2014 and December 31, 2013, we had $239.3 million and $240.8 million aggregate principal amount outstanding under the Senior Term Facility, respectively. The Senior Term Facility bears interest at variable rates measured by reference to either (i) an adjusted LIBO Rate (adjusted for statutory reserve requirements and subject to a floor of 1.5%), plus a borrowing margin of 9.75%, or (ii) an alternate base rate (subject to a floor of 2.5%), plus a borrowing margin of 8.75%. As a result, increases in interest rates would increase the cost of servicing our Senior Term Facility and could materially reduce our profitability and cash flows. As of March 31, 2014, the LIBO Rate was more than 100 basis points below the floor described above. As a result, the fair value of the Senior Term Facility will not change until both the LIBO Rate and the applicable base rate exceeds the applicable floors. However, if the interest rate of 11.25% were to increase or decrease by 100 basis points, the fair value of the Amended Senior Term Facility would increase or decrease by approximately $6.7 million.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

On February 13, 2014, Carucel Investments, LP filed suit against us in the United States District Court for the Southern District of Florida alleging infringement of several patents in the field of mobile communication systems and seeking unspecified damages and injunctive relief. We have not yet been served with process in this matter. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 14, 2014.

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

a) None.

b) None.

ITEM 6.	Exhibits.

Exhibit Number	Description of Exhibits

10.1.50†	Amendment No. 1 to the International In-Flight Connectivity Services Agreement, dated February 25, 2014, between Delta Air Lines, Inc. and Gogo LLC.

10.1.51†	Amendment No. 2 to the Amended and Restated In-Flight Connectivity Services Agreement, dated February 25, 2014, between Delta Air Lines, Inc. and Gogo LLC (f/k/a Aircell LLC).

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.
Date: May 12, 2014

/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Norman Smagley
Norman Smagley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)