Form 10-Q
period 2014-06-30
Gogo Inc.
filed 2014-08-11
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, 85,203,552 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$196,163	$266,342
Accounts receivable, net of allowances of $94 and $162, respectively	31,775	25,690
Inventories	12,606	13,646
Prepaid expenses and other current assets	15,549	16,287

Total current assets	256,093	321,965

Non-current assets:
Property and equipment, net	304,693	265,634
Intangible assets, net	76,637	72,848
Goodwill	620	620
Long-term restricted cash	7,899	5,418
Debt issuance costs	11,272	12,969
Other non-current assets	10,643	9,546

Total non-current assets	411,764	367,035

Total assets	$667,857	$689,000

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$21,382	$22,251
Accrued liabilities	46,280	49,146
Accrued airline revenue share	10,630	9,958
Deferred revenue	13,702	11,718
Deferred airborne lease incentives	10,635	9,005
Current portion of long-term debt and capital leases	8,447	7,887

Total current liabilities	111,076	109,965

Non-current liabilities:
Long-term debt	232,275	235,627
Deferred airborne lease incentives	61,544	53,012
Deferred tax liabilities	6,184	5,770
Other non-current liabilities	16,153	14,436

Total non-current liabilities	316,156	308,845

Total liabilities	427,232	418,810

Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2014 and December 31, 2013; 85,372,607 and 84,976,457 shares issued at June 30, 2014 and December 31, 2013, respectively; and 85,194,942 and 84,976,392 shares outstanding at June 30, 2014 and December 31, 2013, respectively	9	8
Additional paid-in-capital	877,167	871,325
Accumulated other comprehensive loss	(305)	(425)
Accumulated deficit	(636,246)	(600,718)

Total stockholders’ equity	240,625	270,190

Total liabilities and stockholders’ equity	$667,857	$689,000

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenue:
Service revenue	$79,165	$62,000	$151,456	$116,935
Equipment revenue	20,364	17,437	43,767	33,256

Total revenue	99,529	79,437	195,223	150,191
Operating expenses:
Cost of service revenue (exclusive of items shown below)	41,567	31,135	81,195	57,105
Cost of equipment revenue (exclusive of items shown below)	8,627	8,048	18,613	15,777
Engineering, design and development	15,789	12,333	29,888	24,618
Sales and marketing	9,687	7,060	17,729	13,690
General and administrative	19,855	16,214	37,427	30,809
Depreciation and amortization	14,882	13,709	30,569	27,554

Total operating expenses	110,407	88,499	215,421	169,553

Operating loss	(10,878)	(9,062)	(20,198)	(19,362)

Other (income) expense:
Interest income	(9)	(14)	(24)	(33)
Interest expense	7,381	10,370	14,629	14,290
Fair value derivative adjustment	—	36,305	—	36,305
Other expense (income)	23	(1)	63	—

Total other expense	7,395	46,660	14,668	50,562

Loss before incomes taxes	(18,273)	(55,722)	(34,866)	(69,924)
Income tax provision	389	267	662	542

Net loss	(18,662)	(55,989)	(35,528)	(70,466)
Class A and Class B senior convertible preferred stock return	—	(13,994)	—	(29,277)
Accretion of preferred stock	—	(2,595)	—	(5,285)

Net loss attributable to common stock	$(18,662)	$(72,578)	$(35,528)	$(105,028)

Net loss attributable to common stock per share—basic and diluted	$(0.22)	$(4.98)	$(0.42)	$(9.82)

Weighted average number of shares—basic and diluted	85,085	14,585	85,040	10,694

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net loss	$(18,662)	$(55,989)	$(35,528)	$(70,466)
Currency translation adjustments, net of tax	362	(133)	120	(222)

Comprehensive loss	$(18,300)	$(56,122)	$(35,408)	$(70,688)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2014	2013
Operating activities:
Net loss	$(35,528)	$(70,466)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	30,569	27,554
Fair value derivative adjustment	—	36,305
Loss on asset disposals/abandonments	486	49
Deferred income taxes	414	402
Stock compensation expense	3,818	1,783
Amortization of deferred financing costs	1,697	1,171
Changes in operating assets and liabilities:
Accounts receivable	(6,085)	(791)
Inventories	1,040	(4,294)
Prepaid expenses and other current assets	(253)	(216)
Deposits on satellite services	—	(4,774)
Accounts payable	(2,624)	(801)
Accrued liabilities	(1,332)	318
Accrued airline revenue share	672	1,922
Deferred airborne lease incentives	8,527	6,795
Deferred revenue	1,142	1,914
Other non-current assets and liabilities	695	450

Net cash provided by (used in) operating activities	3,238	(2,679)

Investing activities:
Proceeds from the sale of property and equipment	32	220
Purchases of property and equipment	(59,668)	(58,712)
Acquisition of intangible assets—capitalized software	(9,318)	(7,397)
Acquisition of Airfone, includes $1.0 million in restricted cash at June 30, 2013	—	(9,344)
(Increase) decrease in restricted cash	(2,500)	273

Net cash used in investing activities	(71,454)	(74,960)

Financing activities:
Proceeds from initial public offering, net of underwriter commissions	—	173,387
Proceeds from credit facility	—	113,000
Payment of debt, including capital leases	(4,052)	(2,750)
Payment of debt issuance costs	—	(6,975)
Stock option exercises	2,025	580

Net cash provided by (used in) financing activities	(2,027)	277,242

Effect of exchange rate changes on cash	64	(25)
Increase (decrease) in cash and cash equivalents	(70,179)	199,578
Cash and cash equivalents at beginning of period	266,342	112,576

Cash and cash equivalents at end of period	$196,163	$312,154

Supplemental Cash Flow Information:
Cash paid for interest	$13,649	$10,531
Cash paid for taxes	311	217
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$16,719	$20,190
Purchases of property and equipment paid by commercial airlines	1,635	3,490
Purchases of property and equipment under capital leases	2,127	70
Acquisition of intangible assets in current liabilities	2,290	919
Asset retirement obligation incurred	1,127	110
Class A and Class B senior convertible preferred stock return	—	29,277
Accretion of preferred stock	—	5,285
Equity financing costs included in current liabilities	—	3,137

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Business - Gogo Inc. (“we, us, our,” etc.) is a holding company, which through its operating subsidiaries is a provider of in-flight connectivity and wireless in-cabin digital entertainment solutions. We operate through the following three segments: Commercial Aviation North America or “CA-NA,” Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”. Our CA-NA business provides “Gogo®” branded in-flight connectivity and wireless digital entertainment solutions to commercial airline passengers flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which was established to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international flights of North American based commercial airlines, is in the start-up phase as we launched commercial international connectivity service in March 2014. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service will be provided. Our BA business sells equipment for in-flight connectivity and telecommunications and provides in-flight internet connectivity and other voice and data communications services to the business aviation market. BA services include Gogo Biz, our in-flight broadband service that utilizes both our air-to-ground (“ATG”) network and our ATG spectrum, and satellite-based voice and data services through our strategic alliances with satellite companies.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities Exchange Commission (“SEC”) on March 14, 2014 (the “2013 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normally recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

As described in Note 3, “Common Stock and Preferred Stock” in our 2013 10-K, prior to our Initial Public Offering (“IPO”) on June 21, 2013, we had three classes of preferred stock outstanding, all of which converted into an aggregate 66,235,473 shares of common stock upon the consummation of the IPO. The liquidation preference associated with our Class A Senior Convertible Preferred Stock provided for a minimum return upon a Deemed Liquidation Event, such as an IPO. The additional common shares issued in connection with such minimum return upon the consummation of the IPO are included in the number of common shares above into which the preferred stock converted. Subsequent to the conversion of the preferred stock into common stock, we did not incur any preferred stock return or accretion of preferred stock.

We priced the IPO of 11,000,000 shares of our common stock at $17 per share. Our common stock began trading on the NASDAQ Global Select Market on June 21, 2013.

We have one class of common stock outstanding as of June 30, 2014 and December 31, 2013.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the significant estimates and bases such estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. However, actual results could differ materially from those estimates.

Reclassifications - In order to conform to the current year presentation, certain amounts in our 2013 unaudited condensed consolidated statements of cash flows have been reclassified. Specifically, other non-current assets of $341 and other non-current liabilities of $196 for the six month period ended June 30, 2013 have been combined into other non-current assets and liabilities in our unaudited condensed consolidated statements of cash flows. Additionally, deferred rent of $6 for the six month period ended June 30, 2013 has been combined into accrued liabilities, and non-current deferred rent of $(87) for the six month period ended June 30, 2013 has been combined into other non-current assets and liabilities in our unaudited condensed consolidated statements of cash flows.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

2.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). This pronouncement outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We will adopt this guidance as of January 1, 2017. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

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

As a result of the net loss for each of the three and six month periods ended June 30, 2014 and 2013, for the periods where such shares or securities were outstanding, all of the outstanding shares of common stock underlying stock options, AC Management LLC (“ACM”) Units, deferred stock units, restricted stock units and preferred stock were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2014 and 2013; however, because of the undistributed losses the three classes of our pre-IPO preferred stock are excluded from the computation of basic earnings per share in 2013 as undistributed losses are not allocated to preferred shares (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net loss	$(18,662)	$(55,989)	$(35,528)	$(70,466)
Less: Preferred stock return	—	13,994	—	29,277
Less: Accretion of preferred stock	—	2,595	—	5,285

Undistributed losses	$(18,662)	$(72,578)	$(35,528)	$(105,028)

Weighted-average common shares outstanding-basic and diluted	85,085	14,585	85,040	10,694

Net loss attributable to common stock per share-basic and diluted	$(0.22)	$(4.98)	$(0.42)	$(9.82)

4.	Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of June 30, 2014 and December 31, 2013, all of which were included within the BA segment, were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Work-in-process component parts	$7,391	$10,146
Finished goods	5,215	3,500

	$12,606	$13,646

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

5.	Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Deposits and prepayments on satellite services	$7,043	$5,352
Airfone acquisition-related other current assets	—	2,847
Restricted cash	19	1,006
Other	8,487	7,082

Total prepaid expenses and other current assets	$15,549	$16,287

Property and equipment as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Office equipment, furniture, and fixtures	$22,783	$19,695
Leasehold improvements	10,448	7,747
Airborne equipment	272,682	227,866
Network equipment	142,212	135,072

	448,125	390,380
Accumulated depreciation	(143,432)	(124,746)

Property and equipment, net	$304,693	$265,634

Other non-current assets as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Canadian ATG license payments (1)	$2,695	$2,749
Deposits on satellite and other airborne equipment	6,790	5,629
Other	1,158	1,168

Total other non-current assets	$10,643	$9,546

(1)	See Note 17, “Canadian ATG Spectrum License” for further information.

Accrued liabilities as of June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Employee benefits	$13,535	$17,320
Airborne equipment and installation costs	4,280	4,981
Airborne partner related accrued liabilities	7,187	1,817
Airfone acquisition related liabilities	60	4,791
Other	21,218	20,237

Total accrued liabilities	$46,280	$49,146

Other non-current liabilities as of June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Asset retirement obligations	$5,676	$4,382
Deferred rent	4,457	3,982
Capital leases	3,878	3,011
Deferred revenue	1,036	1,878
Other	1,106	1,183

Total other non-current liabilities	$16,153	$14,436

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

6.	Intangible Assets

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

As of June 30, 2014 and December 31, 2013, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of June 30, 2014 and December 31, 2013 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of June 30, 2014			As of December 31, 2013
	Remaining	Gross Carrying Amount		Net	Gross		Net
	Useful Life		Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)		Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	3.1	$65,555	$(30,565)	$34,990	$58,689	$(27,558)	$31,131
Trademark/trade name	3.8	3,072	(2,907)	165	3,072	(2,885)	187
Aircell Axxess technology	0.6	4,129	(3,965)	164	4,129	(3,827)	302
OEM and dealer relationships	2.6	6,724	(4,986)	1,738	6,724	(4,650)	2,074
Service customer relationship	5.8	8,081	(2,239)	5,842	8,081	(1,710)	6,371
Other intangible assets	7.7	1,500	(45)	1,455	500	—	500

Total amortized intangible assets		89,061	(44,707)	44,354	81,195	(40,630)	40,565

Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$121,344	$(44,707)	$76,637	$113,478	$(40,630)	$72,848

Amortization expense was $2.9 million and $5.5 million for the three and six month periods ended June 30, 2014, respectively, and $2.6 million and $4.9 million, respectively, for the comparable prior year periods.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2014 (period from July 1 to December 31)	$6,723
2015	$12,499
2016	$10,667
2017	$5,655
2018	$3,118
Thereafter	$5,692

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

7.	Warranties

Our BA segment provides warranties on parts and labor for our systems. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery, and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheet. Our warranty reserve balance was $0.9 million as of June 30, 2014 and December 31, 2013.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

8.	Long-Term Debt and Other Liabilities

Senior Debt – As of June 30, 2014 and December 31, 2013 we had $237.7 million and $240.8 million, respectively, outstanding under a five-year term loan that matures on June 21, 2017 (the “Amended Senior Term Facility”). The terms of the Amended Senior Term Facility are set forth in a Credit Agreement dated as of June 21, 2012, and amended on April 4, 2013, among Gogo Intermediate Holdings LLC, Aircell Business Aviation Services LLC, and Gogo LLC, as borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. See Note 9 “Long-Term Debt and Other Liabilities,” in our 2013 10-K for additional information on our Amended Senior Term Facility.

As of June 30, 2014, we were in compliance with the covenants, reporting and notice requirements of the Amended Senior Term Facility and no event of default had occurred, except for minor omissions of required notices and filings which were cured upon the signing of the Amended and Restated Senior Term Facility as defined below.

On July 30, 2014, the Borrowers entered into an Amendment and Restatement Agreement (the “Amendment”) to the Amended Senior Term Facility. We refer to the Amendment and the Amended Senior Term Facility collectively as the “Amended and Restated Senior Term Facility.”

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”), of which $237.7 million was outstanding as of June 30, 2014. Pursuant to the Amendment, we borrowed an aggregate additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). We received net cash proceeds from the Tranche B-2 Loans of $72.6 million following the payment of debt issuance fees of $2.4 million. We are using the proceeds from the Tranche B-2 Loans for general corporate purposes.

In connection with the Amendment, the maturity date of the Amended and Restated Senior Term Facility was extended to March 21, 2018. Principal payments of $1.7 million are due on the last day of each calendar quarter through December 31, 2017, with the remaining unpaid principal amount due and payable at maturity on March 21, 2018.

As of June 30, 2014, the interest rate on the Amended Senior Term Facility was 11.25% and all loans were outstanding as three month LIBOR loans. The interest rates applicable to the Tranche B-2 Loans are based on a fluctuating rate of interest measured by reference, at ABAS’ option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. The interest rates applicable to the Tranche B-1 Loans under the Amended and Restated Senior Term Facility, which remain unchanged from the interest rates applicable under the Amended Senior Term Facility, are based on a fluctuating rate of interest measured by reference, at ABAS’ option, to either (i) LIBOR (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) Base Rate (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. We will pay customary fees in respect of the Amended and Restated Senior Term Facility.

The Tranche B-2 Loans are secured by the same collateral and guaranteed by the same guarantors as the Tranche B-1 Loans. The call premiums, mandatory prepayments, covenants, events of default and other terms applicable to the Tranche B-2 Loans are also generally the same as the corresponding terms applicable to the Tranche B-1 Loans under the Amended and Restated Senior Term Facility.

We paid $19.6 million of loan origination fees and financing costs related to the Amended Senior Term Facility, all but $3.0 million of which have been accounted for as deferred financing costs. The $3.0 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the amendment in April 2013 and were expensed to interest expense. See Note 9, “Interest Costs,” for additional details. Total amortization expense of the deferred financing costs was $0.9 million and $1.7 million for the three and six month periods ended June 30, 2014, respectively, and $0.8 million and $1.2 million, respectively, for the comparable prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2014 and December 31, 2013, the balance of unamortized deferred financing costs related to the Amended Senior Term Facility was $11.3 million and $13.0 million, respectively, which was included as a separate line in our consolidated balance sheets.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

After giving effect to the additional borrowings made in connection with the Amendment, the mandatory principal payments under the Amended and Restated Senior Term Facility for each of the next five years and thereafter are as follows (in thousands):

Credit
Years ending December 31,	Facility
2014 (period from July 1 to December 31)	$3,475
2015	$6,950
2016	$6,950
2017	$6,950
2018	$288,394
Thereafter	$—

Alaska Financing - On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. As of June 30, 2014 and December 31, 2013, we had $1.3 million and $1.5 million, respectively, outstanding under the Alaska Facility. No further draws can be made under the Alaska Facility and principal amounts outstanding are payable in quarterly installments until its maturity on November 12, 2016, or can be prepaid at any time without premium or penalty at our option. The Alaska Facility is secured by a first-priority interest in our cell tower leases and other personal property located at the cell sites in Alaska.

Pursuant to our equipment and revenue agreement with Alaska Airlines, the share of service revenue (“revenue share”) we pay Alaska Airlines increases as long as any amounts are outstanding under the Alaska Facility. Alaska Airlines revenue share increases by 300 basis points for service revenue generated on flights that use the ATG network in Alaska, until the principal and all accrued interest is paid in full. This incremental revenue share was less than $0.1 million for the three and six month periods ended June 30, 2014 and 2013 and is included in our unaudited condensed consolidated statements of operations as part of our interest expense.

Principal payments under the Alaska Facility in each of the next five years and thereafter are as follows (in thousands):

Alaska
Years ending December 31,	Facility
2014 (period from July 1 to December 31)	$252
2015	$504
2016	$504
Thereafter	$—

Letters of Credit - We maintain several letters of credit totaling $7.9 million and $5.4 million as of June 30, 2014 and December 31, 2013, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Itasca, Illinois; Bensenville, Illinois; Broomfield, Colorado; our future office location in Chicago, Illinois; and our future location in Broomfield, Colorado.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

9.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three and six month periods ended June 30, 2014 and 2013 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Interest expense	$6,520	$6,603	$12,932	$10,137
Amortization of deferred financing costs	861	785	1,697	1,171
Non lender fees (1)	—	2,982	—	2,982

Interest costs charged to expense	$7,381	$10,370	$14,629	$14,290
Interest costs capitalized to property and equipment	181	210	404	402
Interest costs capitalized to software	297	128	623	209

Total interest costs	$7,859	$10,708	$15,656	$14,901

(1)	Primarily consists of fees paid to legal counsel and underwriters in connection with the Amended Senior Term Facility.

10.	Leases

Arrangements with Commercial Airlines — Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo® service to passengers on the aircraft. We are generally responsible for the costs of installing and deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second type of connectivity agreement some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions where legal title transfers are not deemed to be sales transactions for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 5, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $3.1 million and $5.7 million for the three and six month periods ended June 30, 2014, respectively, and $1.8 million and $3.3 million for the comparable prior year periods, respectively, as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of June 30, 2014, deferred airborne lease incentives of $10.6 million and $61.5 million are included in current and non-current liabilities, respectively, in our unaudited condensed consolidated balance sheet. As of December 31, 2013, deferred airborne lease incentives of $9.0 million and $53.0 million are included in current and non-current liabilities, respectively, in our condensed consolidated balance sheet.

The revenue share paid to the airlines represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $9.9 million and $19.8 million for the three and six month periods ended June 30, 2014, respectively, and $8.3 million and $15.4 million, respectively, for the comparable prior year periods.

One contract with one of our airline partners requires us to provide our airline partner with a cash rebate of $1.8 million in June 2014 and, if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. The annual cash rebate payment as of June 30, 2014 has yet to be made.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Leases and Cell Site Contracts — We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $2.3 million and $4.0 million for the three and six month periods ended June 30, 2014, respectively, and $1.5 million and $2.8 million, respectively, for the comparable prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $2.1 million and $4.3 million for the three and six month periods ended June 30, 2014, respectively, and $1.9 million and $3.6 million, respectively, for the comparable prior year periods.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of June 30, 2014, are as follows (in thousands):

Operating
Years ending December 31,	Leases
2014 (period from July 1 to December 31)	$8,312
2015	$19,021
2016	$21,369
2017	$19,030
2018	$16,206
Thereafter	$127,809

Equipment Leases – We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates that range from 5.9% to 13.4%. As of June 30, 2014 the computer equipment leases were classified as part of office equipment, furniture, and fixtures in our unaudited condensed consolidated balance sheet at a gross cost of $1.4 million. As of June 30, 2014 the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $5.3 million.

Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of June 30, 2014, are as follows (in thousands):

Amortization
Years ending December 31,	Expense
2014 (period from July 1 to December 31)	$1,078
2015	2,128
2016	1,895
2017	1,366
2018	148
Thereafter	—

Total minimum lease payments	6,615
Less: Amount representing interest	(994)

Present value of net minimum lease payments	$5,621

The $5.6 million present value of net minimum lease payments as of June 30, 2014 has a current portion of $1.7 million included in current portion of long-term debt and capital leases and a non-current portion of $3.9 million included in other non-current liabilities.

11.	Commitments and Contingencies

Contractual Commitments - We have agreements with airborne equipment vendors under which we have remaining commitments to purchase $7.8 million in satellite based systems and development services as of June 30, 2014. Such commitments will become payable as we receive the equipment and are provided the development services.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $15.2 million in 2014 (July through December), $32.9 million in 2015, $33.1 million in 2016, $31.7 million in 2017, $15.2 million in 2018 and an amount less than $0.1 million in 2019.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Damages and Penalties - Certain of our agreements with our airline partners may require us to incur additional obligations as a result of the occurrence of specified events, some of which may be out of our control. One contract covering the international fleet of one of our airline partners requires us to provide a credit or refund of up to $25 million to our airline partner if a competing airline installs satellite connectivity systems on a certain number of aircraft in its international fleet more quickly than we install our system on the same number of aircraft in our airline partner’s international fleet. The refund or credit will be eliminated in its entirety if we complete full installation of our airline partner’s international fleet by January 1, 2015, which date may be extended by up to six months as a result of certain excusable delays, and has been and will continue to be reduced proportionately from the maximum amount for every installation that we complete before the competitor achieves the target. The amount of any such refund or credit depends on a number of facts and circumstances, such as the pace at which we install satellite systems on aircraft delivered to us by our airline partner, as well as some that are not under our control, including, but not limited to, the number of installable aircraft made available to us from our airline partner’s international fleet, our competitor’s ability to install an equal or greater quantity of satellite systems on such competing airline’s international fleet and any current or future regulatory delays to the extent they are not excusable delays. Any refund or credit may only be applied toward the purchase of equipment or for a refund of amounts paid by the airline for previously purchased equipment. This contract also obligates us to pay our airline partner one-time liquidated damages in the range of $1 million to $5 million if we fail to obtain certain regulatory approvals related to the provision of satellite-based services by specified deadlines. One contract with another of our airline partners obligates us to pay our airline partner up to $6 million in penalties and installation and other costs if we fail to receive certain regulatory approvals or fail to begin the installation of equipment related to the provision of satellite-based service by specified deadlines.

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

Indemnifications and Guarantees - In accordance with Delaware law, we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is uncertain and may be unlimited, depending upon circumstances. However, our Directors’ and Officers’ insurance does provide coverage for certain of these losses.

In the ordinary course of business we may occasionally enter into agreements pursuant to which we may be obligated to pay for the failure of performance of others, such as the use of corporate credit cards issued to employees. Based on historical experience, we believe that the risk of sustaining any material loss related to such guarantees is remote.

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

Carucel Investments, LP Litigation - On February 13, 2014, Carucel Investments, LP filed suit against us in the United States District Court for the Southern District of Florida alleging infringement of several patents in the field of mobile communication systems and seeking unspecified damages and injunctive relief. On July 28, 2014, the plaintiff filed an amended complaint naming Delta Air Lines, American Airlines and several Business Aviation dealers as additional defendants and adding an additional patent to the list of patents we and other defendants are allegedly infringing. We are obligated under our contracts to indemnify our co-defendants for defense costs and any damages arising from the suit. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Berkson Litigation - On February 25, 2014, Adam Berkson filed suit against us in the United States District Court for the Eastern District of New York, on behalf of putative classes of national purchasers and a subclass of New York purchasers of our connectivity service, alleging claims that we violated New York and other consumer protection laws, as well as an implied covenant of good faith and fair dealing, by misleading consumers about recurring charges for our service. The suit seeks unspecified damages. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

Airfone Acquisition – As disclosed in Note 7 “Airfone Acquisition” in our 2013 10-K, in connection with the Airfone Acquisition, we determined that Airfone failed to remit to the Universal Services Administration Company (“USAC”) certain FCC-mandated Federal Universal Service Fund (“FUSF”) fees. We therefore have caused Airfone to correct its past filings and to remit to USAC approximately $1.4 million in FUSF and related fees covering the period from January 1, 2008 through April 10, 2013. We also determined that Airfone billed its customers for FUSF fees in amounts that exceed the total amount remitted or owed to USAC. Due to the difference between the total amounts collected and the amounts that have been or will be remitted to USAC, Airfone also owed refunds to its customers. In June 2014 we refunded to Airfone’s customers amounts which we believe satisfy our obligations. In addition, Airfone may be subject to enforcement action by the FCC in connection with the delayed payments to USAC, which could result in, among other things, interest payments, penalties and fines. LiveTV has reimbursed us for the amounts paid to USAC and customers to date, and has agreed to indemnify us for any additional amounts due to Airfone’s customers or USAC as well as any interest, penalties and fines for which Airfone may be liable.

12.	Fair Value of Financial Assets and Liabilities

A three-tier fair value hierarchy has been established which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 - defined as observable inputs such as quoted prices in active markets;

•	Level 2 - defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Amended Senior Term Facility and the Alaska Facility, both of which are reflected on the consolidated balance sheet at cost, as defined in Note 8, “Long-Term Debt and Other Liabilities”. Based on market conditions as of June 30, 2014, the fair value of the Amended Senior Term Facility was approximately $253 million and the fair value of the Alaska Facility approximated its carrying value of $1.3 million (see Note 8, “Long-Term Debt and Other Liabilities”). These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market including interest rates on recent financings by entities with credit profiles similar to ours. We estimated the fair values of the Amended Senior Term Facility and the Alaska Facility by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at June 30, 2014 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Amended Senior Term Facility and the Alaska Facility.

13.	Income Tax

The effective income tax rates for the three and six month periods ended June 30, 2014 were (2.1%) and (1.9%), respectively, and (0.5%) and (0.8%), respectively, for the comparable prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and six month periods ended June 30, 2014 and 2013 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We are subject to taxation in the United States, Canada, various other countries and various states. With few exceptions, as of June 30, 2014, we are no longer subject to U.S. federal, state, foreign or local examinations by tax authorities for years before 2010.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and six month periods ended June 30, 2014. As of June 30, 2014, we did not have a liability recorded for interest or potential penalties.

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

14.	Business Segments and Major Customers

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

Management evaluates performance and allocates resources to each segment based on segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, and certain non-cash charges (including amortization of deferred airborne lease incentives, stock compensation expense, write off of deferred equity financing costs, and, for periods prior to the IPO, Class A and Class B Senior Convertible Preferred Stock return and accretion of preferred stock). Segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment profit (loss) should not be considered in isolation or as a substitute for net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	June 30, 2014
	CA-NA	CA-ROW	BA	Total
Service revenue	$61,843	$259	$17,063	$79,165
Equipment revenue	304	—	20,060	20,364

Total revenue	$62,147	$259	$37,123	$99,529

Segment profit (loss)	$6,448	$(18,812)	$15,491	$3,127

	For the Three Months Ended
	June 30, 2013
	CA-NA	CA-ROW	BA	Total
Service revenue	$49,346	$71	$12,583	$62,000
Equipment revenue	426	148	16,863	17,437

Total revenue	$49,772	$219	$29,446	$79,437

Segment profit (loss)	$2,669	$(9,372)	$10,491	$3,788

	For the Six Months Ended
	June 30, 2014
	CA-NA	CA-ROW	BA	Total
Service revenue	$118,278	$322	$32,856	$151,456
Equipment revenue	937	—	42,830	43,767

Total revenue	$119,215	$322	$75,686	$195,223

Segment profit (loss)	$12,252	$(35,705)	$31,954	$8,501

	For the Six Months Ended
	June 30, 2013
	CA-NA	CA-ROW	BA	Total
Service revenue	$92,152	$1,269	$23,514	$116,935
Equipment revenue	985	168	32,103	33,256

Total revenue	$93,137	$1,437	$55,617	$150,191

Segment profit (loss)	$2,284	$(15,592)	$19,947	$6,639

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
CA-NA segment profit	$6,448	$2,669	$12,252	$2,284
CA-ROW segment loss	(18,812)	(9,372)	(35,705)	(15,592)
BA segment profit	15,491	10,491	31,954	19,947

Total segment profit	3,127	3,788	8,501	6,639
Interest income	9	14	24	33
Interest expense	(7,381)	(10,370)	(14,629)	(14,290)
Depreciation and amortization	(14,882)	(13,709)	(30,569)	(27,554)
Amortization of deferred airborne lease incentives (1)	3,091	1,764	5,688	3,336
Stock compensation expense	(2,214)	(905)	(3,818)	(1,783)
Fair value derivative adjustments	—	(36,305)	—	(36,305)
Other income (expense)	(23)	1	(63)	—

Loss before income taxes	$(18,273)	$(55,722)	$(34,866)	$(69,924)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 10, “Leases” for further information.

Major Customers and Airline Partnerships — During the three and six month periods ended June 30, 2014 and 2013, no customer accounted for more than 10% of our consolidated revenue. One airline partner for the CA-ROW segment accounted for approximately 14% of consolidated accounts receivable as of June 30, 2014. No airline partner or customer accounted for more than 10% of our consolidated accounts receivable as of December 31, 2013.

In our CA-NA segment, revenue from passengers using the Gogo service while flying on aircraft owned by two of our airline partners accounted for approximately 41% and 40% of consolidated revenue for the three and six month periods ended June 30, 2014, respectively, as compared to approximately 41% for both of the prior year periods.

15.	Employee Retirement and Postretirement Benefits

Share-Based Compensation — We have two share-based employee compensation plans as of June 30, 2014. See Note 12, “Share-Based Compensation,” in our 2013 10-K for further information regarding these plans. For the six month period ended June 30, 2014, options to purchase 1,623,092 shares of common stock were granted, options to purchase 46,487 shares of common stock were forfeited, options to purchase 26,656 shares of common stock expired, and options to purchase 215,763 shares of common stock were exercised.

For the six month period ended June 30, 2014, 505,073 restricted share units were granted.

For the six month period ended June 30, 2014, 177,600 shares of restricted stock were granted, which vest in equal annual increments over a four-year period. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

In June 2013 the Board of Directors approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase our common stock through payroll deductions at a price equal to 90% of the lower of the fair market value of the stock as of the beginning or the end of three-month offering periods. Under the ESPP, 424,594 shares were reserved for issuance. No shares were issued under the ESPP during the six months ended June 30, 2014.

Share-based compensation totaled $2.2 million and $3.8 million for the three and six month periods ended June 30, 2014, respectively, and $0.9 million and $1.8 million, respectively, for the comparable prior year periods.

401(k) Plan - Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.6 million and $1.2 million for the three and six month periods ended June 30, 2014, respectively, and $0.5 million and $1.1 million, respectively, for the comparable prior year periods.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Director Compensation — Our compensation plan for non-employee directors provides for annual compensation of $225,000 for the non-employee Chairman of the Board and $150,000 for all other non-employee directors. Such compensation is paid 1/3 in cash, 1/3 in stock options and 1/3 in deferred share units (“DSUs”). The plan also provides for additional annual cash compensation of $20,000 to the chair of the Audit Committee, $10,000 to the chair of the Compensation Committee and $5,000 to the chair of the Nominating and Corporate Governance Committee. The members of our Board of Directors have the option to elect to have their cash payments paid in DSUs if they elect. The plan provides for quarterly payments. For the six month period ended June 30, 2014, 11,395 DSUs were granted to our Board of Directors.

16.	Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $9.3 million and $17.7 million for the three and six month periods ended June 30, 2014, respectively, and $7.4 million and $15.1 million, respectively, for the comparable prior year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

As the License Agreement is for our exclusive use of a license, which is considered a right to use an intangible asset and thus not property, plant, or equipment, the agreement is not considered a lease for accounting purposes. As such, we recorded the SkySurf one-time payment as an asset in our unaudited condensed consolidated balance sheet at the time of payment. As of June 30, 2014, the one-time payment had balances of $0.1 million included in prepaid expenses and other current assets and $2.7 million included in other non-current assets, respectively, in our unaudited condensed consolidated balance sheet. The one-time payment is being amortized on a straight-line basis over the estimated term of the agreement of 25 years.

Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

SkySurf
Years ending December 31,	Amortization
2014 (period from July 1 to December 31)	$61
2015	$122
2016	$122
2017	$122
2018	$122
Thereafter	$2,268

Amortization expense totaled less than $0.1 million and $0.1 million during the three and six month periods ended June 30, 2014 and 2013, respectively.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The monthly payments are expensed as incurred and totaled approximately $0.3 million and $0.6 million during the three and six month periods ended June 30, 2014, respectively, and $0.2 million and $0.5 million, respectively, for the comparable prior year periods.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners;

•	any inability to timely and efficiently roll out our technology roadmap for any reason, including regulatory delays, or the failure by our airline partners to roll out equipment upgrades or new services or adopt new technologies in order to support increased network capacity demands;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to develop network capacity sufficient to accommodate current and expected growth in passenger demand;

•	unfavorable economic conditions in the airline industry and economy as a whole;

•	our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future airline partners;

•	an inability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price, service performance and line-fit availability;

•	our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers;

•	our ability to successfully develop and monetize new products and services, including those that were recently released, are currently being offered on a limited, or trial basis or are in various stages of development;

•	our ability to deliver products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the effects, if any, on our business of the merger of American Airlines and U.S. Airways;

•	a revocation of, or reduction in, our right to use licensed spectrum, the availability of other air-toground spectrum to a competitor or the repurposing by a competitor of other spectrum for air-to-ground use;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures, material defects or errors in our software or damage to our equipment;

•	the limited operating history of our CA-NA and CA-ROW segments;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•	compliance with U.S. and foreign government regulations and standards, including those related to the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the U.S. and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims;

•	our ability to protect our intellectual property;

•	any negative outcome or effects of pending or future litigation;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry;

•	the attraction and retention of qualified employees including key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control;

•	difficulties in collecting accounts receivable; and

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities Exchange Commission (“SEC”) on March 14, 2014 (the “2013 10-K”).

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2013 10-K and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo is a leading global aero communications service provider. We operate through the following three segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA.”

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

Recent Developments

On July 30, 2014, the Borrowers entered into an Amendment to the Amended Senior Term Facility (as defined below in “—Liquidity and Capital Resources”). Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million, of which $237.7 million was outstanding as of June 30, 2014. Pursuant to the Amendment, we borrowed an aggregate additional principal amount of $75.0 million. See below “—Liquidity and Capital Resources” for additional information regarding the Amendment.

Factors and Trends Affecting Our Results of Operations

We believe our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	the costs associated with implementing, and our ability to implement on a timely basis, our technology roadmap, including the need for additional cell sites in our ATG network, upgrades and installation of our ATG-4 technology, the roll-out of our satellite service, including hybrid technology solutions that are in part dependent on our satellite service, such as our GTO and 2Ku offerings, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	the costs associated with and our ability to execute our international expansion, including modification to our network to accommodate satellite technology, compliance with applicable foreign regulations and expanded operations outside of the U.S.;

•	the costs associated with managing a rapidly growing company;

•	the pace and extent of adoption of the Gogo service for use on international commercial aircraft by our current North American airline partners and new international airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our airline partners;

•	the economic environment and other trends that affect both business and leisure travel;

•	the extent of customers’, airline partners’ and other aircraft operators’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide, changes in technology and competition from current competitors and new market entrants;

•	the continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in laws, regulations, and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the U.S., obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, and expand our service offerings;

•	changes in laws, regulations and interpretations affecting aviation, including in particular changes that impact the design of our equipment and our ability to obtain required certifications for our equipment; and

•	our ability to obtain required foreign telecommunications, aviation and other licenses and approvals necessary for our international operations.

Summary Financial Information

Consolidated revenue increased to $99.5 million and $195.2 million for the three and six month periods ended June 30, 2014, respectively, as compared with $79.4 million and $150.2 million, respectively, for the prior year periods. As of June 30, 2014, the CA-NA segment had 2,058 commercial aircraft online to provide the Gogo service as compared with 1,982 as of June 30, 2013. As of June 30, 2014, the BA segment had 5,224 aircraft online with Iridium satellite communications systems and 2,415 Gogo Biz systems online as compared with 5,099 and 1,684, respectively, as of June 30, 2013. The BA segment became a reseller of Inmarsat SwiftBroadband satellite service in 2013 and had 17 systems online as of June 30, 2014 as compared with six systems online as of June 30, 2013. Our CA-ROW segment began providing connectivity service in March 2014 and had 19 aircraft online as of June 30, 2014.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics for the CA-NA and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies and evaluate forward-looking projections.

Commercial Aviation North America

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Aircraft online	2,058	1,982	2,058	1,982
Average monthly service revenue per aircraft online (ARPA)	$9,994	$8,441	$9,598	$8,078
Gross passenger opportunity (GPO) (in thousands) (1)	82,700	77,186	153,970	142,210
Total average revenue per passenger opportunity (ARPP) (1)	$0.75	$0.64	$0.77	$0.65
Total average revenue per session (ARPS)	$10.70	$10.38	$10.62	$10.34
Connectivity take rate (1)	6.7%	5.9%	6.9%	6.0%

(1)	Amounts for the six month period ended June 30, 2014 reflect GPO for the three month period ended March 31, 2014 as revised to reflect updated operational data that became available following the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2014. GPO (in thousands), ARPP and connectivity take rate for the three month period ended March 31, 2014, as revised, are 71,270, $0.79, and 7.2%, respectively, as compared to the previously reported GPO (in thousands), ARPP and connectivity take rate of 74,668, $0.76, and 6.9%, respectively.

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our ATG network equipment is installed and Gogo service has been made commercially available as of the last day of each period presented.

•	Average monthly service revenue per aircraft online (“ARPA”). We define ARPA as the aggregate service revenue for the period divided by the number of months in the period, divided by the number of aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Gross passenger opportunity (“GPO”). We define GPO as the estimated aggregate number of passengers who board commercial aircraft on which Gogo service has been available during the period presented. We calculate passenger estimates by taking the maximum capacity of flights with Gogo service, which is calculated by multiplying the number of flights flown by Gogo-equipped aircraft, as published by Air Radio Inc. (ARINC), by the number of seats on those aircraft, and adjusting the product by a passenger load factor for each airline, which represents the percentage of seats on aircraft that are occupied by passengers. Load factors are provided to us by our airline partners and are based on historical data.

•	Total average revenue per passenger opportunity (“ARPP”). We define ARPP as revenue from Gogo Connectivity, Gogo Vision, Gogo Signature Services and other service revenue for the period, divided by GPO for the period.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Gogo Connectivity divided by the total number of sessions during the period. A session, or a “use” of Gogo Connectivity, is defined as the use by a unique passenger of Gogo Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives or unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was less than 3% of the total number of sessions.

Business Aviation

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Aircraft online
Satellite	5,241	5,105	5,241	5,105
ATG	2,415	1,684	2,415	1,684
Average monthly service revenue per aircraft online
Satellite	$172	$154	$166	$153
ATG	2,015	1,912	2,011	1,903
Units Shipped
Satellite	119	173	272	320
ATG	233	201	474	372
Average equipment revenue per unit shipped (in thousands)
Satellite	$44	$36	$46	$38
ATG	63	52	63	53

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services in operation as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services in operation as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units shipped. We define units shipped as the number of satellite or ATG network equipment units, respectively, shipped during the period.

•	Average equipment revenue per satellite unit shipped. We define average equipment revenue per satellite unit shipped as the aggregate equipment revenue earned from all satellite shipments during the period, divided by the number of satellite units shipped.

•	Average equipment revenue per ATG unit shipped. We define average equipment revenue per ATG unit shipped as the aggregate equipment revenue from all ATG shipments during the period, divided by the number of ATG units shipped.

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of consolidated statements of operations and segment profit (loss) as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 10-K.

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases, which have or are reasonably likely to have a material effect on our results of operations. See Note 10, “Leases” to our unaudited condensed consolidated financial statements for further information.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). This pronouncement outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We will adopt this guidance as of January 1, 2017. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

Results of Operations

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenue:
Service revenue	$79,165	$62,000	$151,456	$116,935
Equipment revenue	20,364	17,437	43,767	33,256

Total revenue	99,529	79,437	195,223	150,191
Operating expenses:
Cost of service revenue (exclusive of items shown below)	41,567	31,135	81,195	57,105
Cost of equipment revenue (exclusive of items shown below)	8,627	8,048	18,613	15,777
Engineering, design and development	15,789	12,333	29,888	24,618
Sales and marketing	9,687	7,060	17,729	13,690
General and administrative	19,855	16,214	37,427	30,809
Depreciation and amortization	14,882	13,709	30,569	27,554

Total operating expenses	110,407	88,499	215,421	169,553

Operating loss	(10,878)	(9,062)	(20,198)	(19,362)

Other (income) expense:
Interest income	(9)	(14)	(24)	(33)
Interest expense	7,381	10,370	14,629	14,290
Fair value derivative adjustment	—	36,305	—	36,305
Other expense (income)	23	(1)	63	—

Total other expense	7,395	46,660	14,668	50,562

Loss before incomes taxes	(18,273)	(55,722)	(34,866)	(69,924)
Income tax provision	389	267	662	542

Net loss	(18,662)	(55,989)	(35,528)	(70,466)
Class A and Class B senior convertible preferred stock return	—	(13,994)	—	(29,277)
Accretion of preferred stock	—	(2,595)	—	(5,285)

Net loss attributable to common stock	$(18,662)	$(72,578)	$(35,528)	$(105,028)

Three and Six Months Ended June 30, 2014 and 2013

Revenue:

Revenue by segment and percent change for the three and six month periods ended June 30, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2014 over
	2014	2013	2013
Service Revenue:
CA-NA	$61,843	$49,346	25.3%
BA	17,063	12,583	35.6%
CA-ROW	259	71	264.8%

Total Service Revenue	$79,165	$62,000	27.7%

Equipment Revenue:
CA-NA	$304	$426	(28.6%)
BA	20,060	16,863	19.0%
CA-ROW	—	148	(100.0%)

Total Equipment Revenue	$20,364	$17,437	16.8%

Total Revenue:
CA-NA	$62,147	$49,772	24.9%
BA	37,123	29,446	26.1%
CA-ROW	259	219	18.3%

Total Revenue	$99,529	$79,437	25.3%

	For the Six Months		% Change
	Ended June 30,		2014 over
	2014	2013	2013
Service Revenue:
CA-NA	$118,278	$92,152	28.4%
BA	32,856	23,514	39.7%
CA-ROW	322	1,269	(74.6%)

Total Service Revenue	$151,456	$116,935	29.5%

Equipment Revenue:
CA-NA	$937	$985	(4.9%)
BA	42,830	32,103	33.4%
CA-ROW	—	168	(100.0%)

Total Equipment Revenue	$43,767	$33,256	31.6%

Total Revenue:
CA-NA	$119,215	$93,137	28.0%
BA	75,686	55,617	36.1%
CA-ROW	322	1,437	(77.6%)

Total Revenue	$195,223	$150,191	30.0%

Commercial Aviation North America:

CA-NA revenue increased to $62.1 million and $119.2 million for the three and six month periods ended June 30, 2014, respectively, as compared with $49.8 million and $93.1 million, respectively, for the prior year periods primarily due to an increase in connectivity service revenue. Gogo Connectivity sessions totaled 5.5 million and 10.7 million in the three and six month periods ended June 30, 2014, respectively, as compared with 4.6 million and 8.6 million, respectively, in the prior year periods. The increase in CA-NA connectivity service revenue was primarily due to increases in connectivity take rate and, to a lesser extent, ARPS, which resulted in increases in ARPA and ARPP. ARPA increased to $9,994 and $9,598 for the three and six month periods ended June 30, 2014, respectively, as compared with $8,441 and $8,078, respectively, for the prior year periods. ARPP increased to $0.75 and $0.77 for the three and six month periods ended June 30, 2014, respectively, as compared with $0.64 and $0.65, respectively, for the prior year periods. GPO increased to 82.7 million and 154.0 million for the three and six month periods ended June 30, 2014, respectively, as compared with 77.2 million and 142.2 million, respectively, for the prior year periods, driven by a 3.8% increase in aircraft online to 2,058 as of June 30, 2014 from 1,982 as of June 30, 2013. The connectivity take rate increased to 6.7% and 6.9% for the three and six month periods ended June 30, 2014, respectively, as compared with 5.9% and 6.0%, respectively, for the prior year periods, primarily due to increased passenger adoption of the Gogo service. ARPS increased to $10.70 and $10.62 for the three and six month periods ended June 30, 2014, respectively, as compared with $10.38 and $10.34, respectively, for the prior year periods due primarily to pricing increases related to our single use and subscription products and changes to our product mix.

Our retail revenue increased to $56.2 million and $107.4 million for the three and six month periods ended June 30, 2014, respectively, as compared with $44.6 million and $84.1 million, respectively, for the prior year periods, due to growth in both individual sessions and subscriptions. Revenue from individual sessions increased to $33.6 million and $63.5 million for the three and six month periods ended June 30, 2014, respectively, as compared with $26.8 million and $50.2 million, respectively, for the prior year periods, and revenue from subscriptions increased to $22.6 million and $43.9 million for the three and six month periods ended June 30, 2014, respectively, as compared with $17.9 million and $34.0 million, respectively, for the prior year periods. These increases were due to pricing increases and increased passenger adoption of the Gogo service. Our non-retail revenue increased to $2.9 million and $5.9 million for the three and six month periods ended June 30, 2014, respectively, as compared with $2.8 million and $4.6 million, respectively, for the prior year periods. The increase during the six month period ended June 30, 2014 was due primarily to an increase in sponsorship, roaming and wholesale revenue, offset in part by a decrease in enterprise revenue.

A summary of the components of CA-NA’s service revenue for the three and six month periods ended June 30, 2014 and 2013 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2014 over
	2014	2013	2013
Gogo Connectivity revenue	$59,134	$47,429	24.7%
Gogo Vision, Gogo Signature Services and other service revenue (1)	2,709	1,917	41.3%

Total service revenue	$61,843	$49,346	25.3%

	For the Six Months		% Change
	Ended June 30,		2014 over
	2014	2013	2013
Gogo Connectivity revenue	$113,346	$88,728	27.7%
Gogo Vision, Gogo Signature Services and other service revenue (1)	4,932	3,424	44.0%

Total service revenue	$118,278	$92,152	28.4%

(1)	Other service revenue includes content filtering, VoIP access for airlines’ flight crews, portal development services, operations oriented communications services, and partner co-branding and reseller arrangements.

Business Aviation:

BA revenue increased to $37.1 million and $75.7 million for the three and six month periods ended June 30, 2014, respectively, as compared with $29.4 million and $55.6 million, respectively, for the prior year periods, due to increases in service and equipment revenue. BA service revenue increased to $17.1 million and $32.9 million for the three and six month periods ended June 30, 2014, respectively, as compared with $12.6 million and $23.5 million, respectively, for the prior year periods, primarily due to more customers subscribing to our Gogo Biz service and price increases implemented during 2013. The number of ATG aircraft online increased 43.4% to 2,415 as of June 30, 2014 as compared with 1,684 as of June 30, 2013.

BA equipment revenue increased to $20.1 million and $42.8 for the three and six month periods ended June 30, 2014, respectively, as compared with $16.9 million and $32.1 million, respectively, for the prior year periods. The increase during the three month period ended June 30, 2014 was due to an increase in ATG equipment revenue partially offset by a decrease in satellite equipment revenue, while the increase during the six month period ended June 30, 2014 was due to an increase in both ATG and satellite equipment revenue. ATG equipment revenue increased to $14.7 million for the three month period ended June 30, 2014, as compared with $10.4 million for the prior year period due to a 15.9% increase in the number of ATG equipment units shipped and new ATG product offerings including ATG 2000 for the turbo prop market and Gogo Text & Talk. Satellite equipment revenue decreased 16.2% to $5.2 million for the three month period ended June 30, 2014 as compared with $6.3 million for the prior year period due primarily to a 31.2% decrease in the number of satellite units shipped. ATG equipment revenue increased to $30.0 million for the six month period ended June 30, 2014, as compared with $19.5 million for the prior year period due to a 27.4% increase in the number of ATG equipment units shipped and new ATG product offerings including ATG 2000 for the turbo prop market and Gogo Text & Talk. Satellite equipment revenue increased 3.4% to $12.6 million for the six month period ended June 30, 2014 as compared with $12.2 million for the prior year period due primarily to shifts in product mix and pricing increases implemented during 2013 partially offset by a 15.0% decrease in the number of satellite units shipped.

Commercial Aviation Rest of World:

Our CA-ROW segment is in the start-up phase, as we initiated our international expansion efforts in the first quarter of 2012. In March 2014 we generated our first CA-ROW in-flight connectivity revenue from passengers flying international routes of one U.S.-based commercial airline partner, and we generated $0.3 million of service revenue during both the three and six month periods ended June 30, 2014. For the six month period ended June 30, 2013, our CA-ROW segment generated $1.3 million of service revenue primarily from portal development services provided to one international carrier, while no such activity occurred in 2014.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three and six month periods ended June 30, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2014 over
	2014	2013	2013
CA-NA	$28,735	$24,666	16.5%
BA	4,470	3,651	22.4%
CA-ROW	8,362	2,818	196.7%

Total	$41,567	$31,135	33.5%

	For the Six Months		% Change
	Ended June 30,		2014 over
	2014	2013	2013
CA-NA	$55,958	$46,332	20.8%
BA	9,119	6,505	40.2%
CA-ROW	16,118	4,268	277.6%

Total	$81,195	$57,105	42.2%

CA-NA cost of service revenue increased to $28.7 million and $56.0 million for the three and six month periods ended June 30, 2014, respectively, as compared with $24.7 million and $46.3 million, respectively, for the prior year periods, due to an increase revenue share earned by our airline partners. The revenue share increase of $2.4 million and $5.4 million for the three and six month periods ended June 30, 2014, respectively, over the prior year periods was driven by the increase in CA-NA service revenue for the current year. CA-NA cost of service revenue also increased due to an increase in network operations expenses (including network maintenance, backhaul and site leases) and increases in billing and transaction related expenses as a result of increased Gogo Connectivity sessions. These increases were partially offset by an increase in the amortization of our deferred airborne lease incentives. See Note 10, “Leases” in our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives.

BA cost of service revenue increased to $4.5 million and $9.1 million for the three and six month periods ended June 30, 2014, respectively, as compared with $3.7 million and $6.5 million, respectively, for the prior year periods. The increase in cost of service revenue was primarily due to an increase in the number of ATG units online to 2,415 as of June 30, 2014 from 1,684 as of June 30, 2013 and an increase in the average network utilization per ATG unit online, both of which resulted in an increase in ATG related network service costs associated with providing Gogo

Biz services that are charged to our BA segment. Our satellite service fees also increased for the three and six month periods ended June 30, 2014 as compared with the prior year periods due to an increase in the number of subscribers of our satellite services to 5,241 as of June 30, 2014 from 5,105 as of June 30, 2013, as well as price increases for satellite services.

CA-ROW cost of service revenue increased to $8.4 million and $16.1 million for the three and six month periods ended June 30, 2014, respectively, as compared with $2.8 million and $4.3 million, respectively, in the prior year periods due primarily to additional satellite transponders and teleports coming online throughout 2013 and 2014.

We expect cost of service revenue for CA-NA to increase in future periods due to increases in revenue share, billing and transaction expenses as our service revenue continues to increase. We expect the revenue share percentages under certain of our connectivity agreements to increase in future periods due to the occurrence of contractually stipulated triggering events that had yet to occur as of June 30, 2014. We currently estimate that such increases will amount to approximately 2% of the CA-NA segment’s service revenue. In addition, revenue share expense and average revenue share percentage may increase in future periods driven by growth in Gogo Vision and Gogo Signature Services. We believe that our network related expenses will increase to support the projected increased use and expansion of our network, which will include additional satellite coverage to support and/or supplement service in certain geographical areas. Additionally, we expect our maintenance costs to increase in future periods. However, a significant portion of our ATG network operations costs is relatively fixed in nature and does not fluctuate directly with revenue. As such, we expect total cost of service revenue in CA-NA to decline as a percentage of total service revenue as we realize efficiencies inherent in the scalability of our business.

We also expect to incur additional cost of service revenue in CA-ROW as we expand our business internationally, primarily related to our satellite service offerings but also due to additional revenue share, billing, transactional and network related expenses.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and six month periods ended June 30, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2014 over
	2014	2013	2013
CA-NA	$127	$156	(18.6%)
BA	8,500	7,799	9.0%
CA-ROW	—	93	(100.0%)

Total	$8,627	$8,048	7.2%

	For the Six Months		% Change
	Ended June 30,		2014 over
	2014	2013	2013
CA-NA	$1,114	$386	188.6%
BA	17,499	15,298	14.4%
CA-ROW	—	93	(100.0%)

Total	$18,613	$15,777	18.0%

Cost of equipment revenue increased to $8.6 million and $18.6 million for the three and six month periods ended June 30, 2014, respectively, as compared with $8.0 million and $15.8 million, respectively, for the prior year periods. The increase occurred primarily within the BA segment due to an increase in ATG units sold and an increase in personnel costs within the production, technical support and quality assurance groups to support the growth of the business and new product offerings. We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 28.0% and 21.4% to $15.8 million and $29.9 million for the three and six month periods ended June 30, 2014, respectively, as compared with $12.3 million and $24.6 million, respectively, for the prior year periods, due primarily to an increase in the CA-ROW segment and to a lesser extent in the CA-NA segment. Engineering, design and development expenses related to CA-ROW increased to $5.7 million and $10.8 million for the three and six month periods ended June 30, 2014, respectively, as compared with $3.5 million and $6.5 million, respectively, for the prior year periods, primarily due to increases in Supplemental Type Certificates (“STC”) related expenses for CA-ROW commercial aircraft and an increase in expenses related to the development of satellite systems. Engineering, design and development expenses for the CA-NA segment increased 20.1% and 7.2%, respectively, for the three month and six month periods ended June 30, 2014 as compared with the prior year periods due to the timing of costs incurred in connection with STC’s and the development of next generation products and technologies.

We expect engineering, design and development expenses to increase in future periods as we continue to execute our technology roadmap, expand internationally and develop next generation products and services.

Sales and Marketing Expenses:

Sales and marketing expenses increased 37.2% and 29.5% to $9.7 million and $17.7 million for the three and six month periods ended June 30, 2014, respectively, as compared with $7.1 million and $13.7 million, respectively, for the prior year periods, due to increases in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated revenue increased to 9.7% for the three month period ended June 30, 2014, as compared with 8.9% for the prior year period, while consolidated sales and marketing expenses as a percentage of total consolidated revenue remained consistent at 9.1% for the six month periods ended June 30, 2014 and 2013. Sales and marketing expenses in the CA-NA segment increased 34.6% and 24.9% for the three and six month periods ended June 30, 2014, respectively, over the prior year periods, due to an increase in marketing related activities and personnel expense to support the growth of the business. Sales and marketing expenses for the CA-ROW segment increased 61.5% and 49.1% for the three and six month periods ended June 30, 2014, respectively, over the prior year periods due to building our international sales and marketing teams. Sales and marketing expenses in the BA segment increased 26.0% and 25.6% for the three and six month periods ended June 30, 2014, respectively, over the prior year periods due to an increase in personnel expense to support the growth of the business and new product launches.

We expect our sales and marketing expenses to increase in future periods as we increase advertising and promotional initiatives for new product offerings, focus on improving customer satisfaction, and expand programs to retain our existing users. We also expect sales and marketing expenses to increase in future periods as we hire additional personnel to support the international expansion. In addition, the commission component of sales and marketing expenses at BA will fluctuate with its equipment revenue. However, overall we expect consolidated sales and marketing expenses to decline slightly as a percentage of consolidated revenue.

General and Administrative Expenses:

General and administrative expenses increased 22.5% and 21.5% to $19.9 million and $37.4 million for the three and six month periods ended June 30, 2014, respectively, as compared with $16.2 million and $30.8 million, respectively, for the prior year periods due to increases in all three segments. Consolidated general and administrative expenses as a percentage of total consolidated revenue decreased to 19.9% and 19.2% for the three and six month periods ended June 30, 2014, respectively, from 20.4% and 20.5%, respectively, for the prior year periods.

The increase in the CA-NA segment’s general and administrative expenses of 15.3% and 11.0% for the three and six month periods ended June 30, 2014, respectively, over the prior year periods was primarily due to an increase in personnel and payroll related expenses (including bonus and share-based compensation expense which are both included in general and administrative expense for all of CA-NA’s employees) to manage the growth of the business and increases in audit, tax, and other compliance related expenses as a result of becoming a public company, partially offset by a decrease in legal fees.

The increase in CA-ROW segment’s general and administrative expenses of 53.8% and 42.7% for the three and six month periods ended June 30, 2014, respectively, over the prior year periods was due primarily to an increase in personnel, travel and consulting expenses, all of which resulted from a ramp up in CA-ROW activities as we continued our international expansion.

The increase in the BA segment’s general and administrative expense of 32.4% and 62.8% for the three and six month periods ended June 30, 2014, respectively, over the prior year periods was due primarily to an increase in personnel and payroll related expenses (including bonus and share-based compensation expense which are both included in general and administrative expense for all of BA’s employees) to manage the growth of the business and an increase in rent expenses as we added additional office space. Additionally, general and administrative expenses for the six month period ended June 30, 2013 included a settlement in connection with the Hawker Beechcraft bankruptcy under which we recovered $0.4 million in the period, while no such recovery was recorded in the current year.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue.

Segment Profit (Loss):

CA-NA’s segment profit increased 141.6% and 436.4% to $6.4 million and $12.3 million for the three and six month periods ended June 30, 2014, respectively, as compared with segment profit of $2.7 million and $2.3 million, respectively, for the prior year periods. The increase in CA-NA’s segment profit for the three and six month periods ended June 30, 2014 was due to increases in service revenue partially offset by increases in operating expenses, as discussed above.

BA’s segment profit increased 47.7% and 60.2% to $15.5 million and $32.0 million for the three and six month periods ended June 30, 2014, respectively, as compared with $10.5 million and $19.9 million, respectively, for the prior year periods. The increase in BA’s segment profit for the three and six month periods ended June 30, 2014 was due to increases in service revenue and equipment revenue, partially offset by increases in operating expenses, as discussed above.

CA-ROW’s segment loss increased 100.7% and 129.0% to $18.8 million and $35.7 million for the three and six month periods ended June 30, 2014, respectively, as compared with $9.4 million and $15.6 million, respectively, for the prior year periods due to CA-ROW being in the start-up phase and our continued investment in this segment. The increase in CA-ROW’s segment loss was due primarily to the increases in operating expenses, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 8.6% and 10.9% to $14.9 million and $30.6 million for the three and six month periods ended June 30, 2014, respectively, as compared with $13.7 million and $27.6 million, respectively, for the prior year periods. The increase in depreciation and amortization expense was due to the increase in the number of aircraft outfitted with our ATG and ATG-4 equipment by our CA-NA business and the expansion of our ATG network. As noted above, we had 2,058 and 1,982 commercial aircraft online as of June 30, 2014 and 2013, respectively.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive satellite-based equipment on aircraft (primarily to service the CA-ROW segment) and further expand our network.

Other (Income) Expense:

Other (income) expense and percent change for the three and six month periods ended June 30, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2014 over
	2014	2013	2013
Interest income	$(9)	$(14)	(35.7%)
Interest expense	7,381	10,370	(28.8%)
Fair value derivative adjustment	—	36,305	(100.0%)
Other expense (income)	23	(1)	n/a

Total	$7,395	$46,660	(84.2%)

	For the Six Months		% Change
	Ended June 30,		2014 over
	2014	2013	2013
Interest income	$(24)	$(33)	(27.3%)
Interest expense	14,629	14,290	2.4%
Fair value derivative adjustment	—	36,305	(100.0%)
Other expense	63	—	n/a

Total	$14,668	$50,562	(71.0%)

Other expense was $7.4 million and $14.7 million for the three and six month periods ended June 30, 2014, respectively, as compared with $46.7 million and $50.6 million, respectively, for the prior year periods. The three and six month periods ended June 30, 2013 included fair value derivative adjustments associated with the liquidation preference in our previously outstanding Class A Senior Convertible Preferred Stock, which provided for a minimum return upon a Deemed Liquidation Event such as our Initial Public Offering which occurred in June 2013. We had no such activity in the current year. The decrease in interest expense during the three month period ended June 30, 2014 versus the prior year period was due to $3.0 million of fees incurred but not paid directly to the lenders in connection with the Amended Senior Term Facility during the three month period ended June 30, 2013, while the current year period included no such activity. See Note 9, “Interest Costs” in our unaudited condensed consolidated financial statements for additional information related to our interest expense.

We expect our interest expense to increase in 2014 due to higher average debt outstanding in 2014 than in 2013 as a result of the amendments to the Senior Term Facility that we entered into on April 4, 2013 and July 30, 2014. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information. Interest expense will also increase due to additional amortization of deferred financing costs. See “— Liquidity and Capital Resources” for additional information regarding the Amended Senior Term Facility.

Income Taxes:

The effective income tax rate for the three and six month periods ended June 30, 2014 was (2.1%) and (1.9%), respectively, as compared with (0.5%) and (0.8%), respectively, for the prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three month periods ended June 30, 2014 and 2013 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

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

We believe the exclusion of the amortization of deferred airborne lease incentives from Adjusted EBITDA is useful as it allows an investor to view operating performance across time periods in a manner consistent with how management measures segment profit and loss (see Note 14 “Business Segments and Major Customers” for a description of segment profit (loss) in our unaudited condensed consolidated financial statements). Management evaluates segment profit and loss in this manner, excluding the amortization of deferred airborne lease incentives, because such presentation reflects operating decisions and activities from the current period, without regard to the prior period decision or the form of connectivity agreements. See “—Key Components of Consolidated Statements of Operations—Cost of Service Revenue—Commercial Aviation North America” in our 2013 10-K for a discussion of the accounting treatment of deferred airborne lease incentives.

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

Adjusted Net Loss Per Share represents net loss attributable to common stock per share—basic and diluted, adjusted to reflect the number of shares of common stock outstanding as of June 30, 2014 under our current capital structure, after giving effect to the initial public offering and the corresponding conversion of shares of preferred stock outstanding. We present Adjusted Net Loss Per Share to provide investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance considering our current capital structure and the shares outstanding following our IPO on a consistent basis.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(18,662)	$(72,578)	$(35,528)	$(105,028)
Interest expense	7,381	10,370	14,629	14,290
Interest income	(9)	(14)	(24)	(33)
Income tax provision	389	267	662	542
Depreciation and amortization	14,882	13,709	30,569	27,554

EBITDA	3,981	(48,246)	10,308	(62,675)
Fair value derivative adjustments	—	36,305	—	36,305
Class A and Class B senior convertible preferred stock return	—	13,994	—	29,277
Accretion of preferred stock	—	2,595	—	5,285
Stock-based compensation expense	2,214	905	3,818	1,783
Amortization of deferred airborne lease incentives	(3,091)	(1,764)	(5,688)	(3,336)

Adjusted EBITDA	$3,104	$3,789	$8,438	$6,639

Adjusted Net Loss and Adjusted Net Loss Per Share:
Net loss attributable to common stock (GAAP)	$(18,662)	$(72,578)	$(35,528)	$(105,028)
Fair value derivate adjustments	—	36,305	—	36,305
Class A and Class B senior convertible preferred stock return	—	13,994	—	29,277
Accretion of preferred stock	—	2,595	—	5,285

Adjusted Net Loss	$(18,662)	$(19,684)	$(35,528)	$(34,161)

Basic and diluted weighted average shares outstanding (GAAP)	85,085	14,585	85,040	10,694
Adjustment of shares to our current capital structure	—	70,500	—	74,346

Adjusted shares outstanding	85,085	85,085	85,040	85,040

Adjusted Net Loss Per Share – basic and diluted	$(0.22)	$(0.23)	$(0.42)	$(0.40)

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(32,891)	$(32,611)	$(68,986)	$(66,109)
Change in deferred airborne lease incentives (2)	2,923	2,009	7,888	6,795
Amortization of deferred airborne lease incentives (2)	3,040	1,764	5,530	3,336

Cash CAPEX	$(26,928)	$(28,838)	$(55,568)	$(55,978)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives and related amortization associated with STCs for the three and six months ended June 30, 2014 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;

•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;

•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;

•	Adjusted EBITDA does not reflect non-cash components related to employee compensation;

•	Adjusted Net Loss and Adjusted Net Loss Per Share do not reflect our preferred stock related components or the actual outstanding common shares of our then existing capital structure for the periods presented;

•	Cash CAPEX does not reflect the full extent of capital investments we have made in our operations; and

•	other companies in our or related industries may calculate these measures differently from the way we do, limiting their usefulness as comparative measures.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$3,238	$(2,679)
Net cash used in investing activities	(71,454)	(74,960)
Net cash provided by (used in) financing activities	(2,027)	277,242
Effect of foreign exchange rate changes on cash	64	(25)

Net increase (decrease) in cash and cash equivalents	(70,179)	199,578
Cash and cash equivalents at the beginning of period	266,342	112,576

Cash and cash equivalents at the end of period	$196,163	$312,154

We have historically financed our growth and cash needs primarily through the issuance of common stock, non-convertible debt, senior convertible preferred stock, convertible debt, term facilities and cash from operating activities.

Senior Term Facility:

On July 30, 2014, Gogo Intermediate Holdings LLC, Aircell Business Aviation Services LLC (“ABAS”), and Gogo LLC, (the “Borrowers”) entered into an Amendment and Restatement Agreement (the “Amendment”) to the Amended Senior Term Facility. We refer to the Amendment and the Amended Senior Term Facility collectively as the “Amended and Restated Senior Term Facility.”

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”), of which $237.7 million was outstanding as of June 30, 2014. Pursuant to the Amendment, we borrowed an additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). We received net cash proceeds from the Tranche B-2 Loans of $72.6 million following the payment of debt issuance fees of $2.4 million.

See Note 8, “Long-Term Debt and Other Liabilities” in our unaudited condensed consolidated financial statements for additional information.

Maturity; Prepayments

In connection with the Amendment, the maturity date of the Amended and Restated Senior Term Facility was extended to March 21, 2018. Principal payments of $1.7 million are due on the last day of each calendar quarter through December 31, 2017, with the remaining unpaid principal amount due and payable at maturity on March 21, 2018.

The credit agreement executed in connection with our Amended and Restated Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of ABAS only. This calculation is made at the end of each fiscal year beginning with the year ended December 31, 2013, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on ABAS’ debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates trigger the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our consolidated balance sheets. We had no such mandatory prepayment classified as a current liability as of June 30, 2014.

We may voluntarily prepay the loans subject to conditions, prices and premiums as follows:

(i)	On and prior to December 21, 2015 we may prepay the loans at par plus (a) 3.0% of the principal amount of the loans prepaid and (b) a “make whole” premium based on a discounted present value of the interest and principal payments due on such prepaid loans through December 21, 2015;

(ii)	After December 21, 2015 but prior to December 21, 2016, we may prepay the loans at par plus 3.0% of the principal amount of loans prepaid;

(iii)	On and after December 21, 2016, we may prepay the loans at par.

Interest; Fees

The interest rates applicable to the Tranche B-2 Loans are based on a fluctuating rate of interest measured by reference, at ABAS’ option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. The interest rates applicable to the Tranche B-1 Loans under the Amended and Restated Senior Term Facility, which remain unchanged from the interest rates applicable under the Amended Senior Term Facility, are based on a fluctuating rate of interest measured by reference, at ABAS’ option, to either (i) LIBOR (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) Base Rate (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. We will pay customary fees in respect of the Amended and Restated Senior Term Facility.

We paid $19.6 million of loan origination fees and financing costs related to the Amended Senior Term Facility, all but $3.0 million of which has been accounted for as deferred financing costs. The $3.0 million of fees that were not accounted for as deferred financing costs were fees not paid directly to the lenders in connection with the amendment in April 2013 and were expensed to interest expense. See Note 8, “Interest Costs,” in our unaudited condensed consolidated financial statements for additional details. Total amortization expense of the deferred financing costs was $0.9 million and $1.7 million for the three and six month periods ended June 30, 2014, respectively, as compared with $0.8 million and $1.2 million, respectively, for the prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2014, the balance of unamortized deferred financing costs related to the Amended Senior Term Facility was $11.3 million, which was included as a separate line in our unaudited condensed consolidated balance sheets.

Covenants

The Amended and Restated Senior Term Facility contains a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur or guarantee additional indebtedness, prepay certain subordinated indebtedness, modify certain terms of certain material agreements (including intercompany agreements), make dividends and other restricted payments, issue additional preferred stock, make investments (including a cap on investments in our international business during the term of the Amended and Restated Senior Term Facility), incur or maintain liens, make capital expenditures, engage in mergers and certain other fundamental changes, engage in certain transactions with affiliates, enter into sale-leaseback arrangements or enter into agreements restricting dividends or other distributions by subsidiaries to the borrowers or any of their subsidiaries.

Alaska Financing:

On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. As of June 30, 2014 and December 31, 2013, we had $1.3 million and $1.5 million, respectively, outstanding under the Alaska Facility. No further draws can be made under the Alaska Facility and principal amounts outstanding are payable in quarterly installments until November 12, 2016, or can be prepaid at any time without premium or penalty at our option. The Alaska Facility is secured by a first-priority interest in our cell tower leases and other personal property located at the cell sites in Alaska.

Letters of Credit:

We maintain several letters of credit totaling $7.9 million and $5.4 million as of June 30, 2014 and December 31, 2013, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our existing office locations in Itasca, Illinois; Bensenville, Illinois; and Broomfield, Colorado; our future office location in Chicago, Illinois; and our future location in Broomfield, Colorado.

Liquidity:

We believe that our near and long term liquidity needs will increase and that cash and cash equivalents on hand as of June 30, 2014, together with our other sources of cash, will be able to support our anticipated capital expenditures, as well as increased operating costs in connection with our international expansion. Although we can provide no assurances, we currently believe that cash and cash equivalents on hand (including the additional borrowings under the Amendment) should be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including upgrading certain aircraft operated by our airline partners to our ATG-4 service, costs related to international expansion and certain costs associated with satellite or other technologies. We have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenues in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as the availability and costs associated with next-generation technologies and costs related to international expansion. We currently believe that cash on hand and, if necessary, additional equity financings or the incurrence of additional debt as permitted under the credit agreement governing our Amended and Restated Senior Term Facility, will be sufficient to meet our liquidity needs in the longer-term, including our anticipated international expansion. The credit agreement governing the Amended and Restated Senior Term Facility contains covenants that restrict the ability of Gogo Intermediate Holdings LLC, ABAS and Gogo LLC to incur additional indebtedness generally, subject to certain enumerated exceptions, and to undertake certain equity financings through the issuance of preferred stock. As a result, we may be unable to finance growth of our business to the extent that our cash on hand and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of common equity or through permitted sales of preferred equity or debt.

Cash flows provided by (used in) Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2014	2013
Net loss	$(35,528)	$(70,466)
Non-cash charges and credits	36,984	67,264
Changes in operating assets and liabilities	1,782	523

Net cash provided by (used in) operating activities	$3,238	$(2,679)

For the six month period ended June 30, 2014, cash provided by operating activities was $3.2 million as compared with cash used in operating activities of $2.7 million for the prior year period. The principal contributors to the increase in operating cash flows were:

•	A $4.7 million increase in net loss adjusted for non-cash charges and credits that was due primarily to increases in the CA-NA and BA segments’ service revenues partially offset by increased spending in all three segments, as noted above under “—Results of Operations,” and

•	a $1.3 million increase in cash flows related to changes in operating assets and liabilities resulting from:

•	An increase in cash flows due to the following:

•	Changes in BA’s working capital (primarily within accounts receivable, inventory and accounts payable) due primarily to the increase in equipment sales, the timing of inventory receipts and the timing of payments;

•	Changes in CA-ROW deferred airborne lease incentives due to the commencement of airborne equipment installations for the segment at the end of 2013 and additional installations in the first six months of 2014; and

•	Payment of satellite service deposits in CA-ROW during 2013 while no such payments were made in 2014.

•	Partial offsets to the above due to decreases in cash flows from the following:

•	Changes in CA-NA’s working capital (primarily within accounts receivable, accounts payable, prepaid expenses and other current assets) due primarily to the increase in bonuses paid in the first six months of 2014 as compared with the first six months of 2013, the timing of payments to our vendors and the timing of collections from our airline partners;

•	Changes in CA-NA’s deferred airborne lease incentives due to a decrease in the number of installations as compared with the prior year and an increase in the amortization of deferred airborne lease incentives;

•	Changes in CA-ROW’s accounts receivable due to the commencement of airborne equipment shipments for the segment at the end of 2013 and additional shipments in the first six months of 2014; and

•	Changes in CA-NA’s accrued revenue share due to increases in outstanding accrued revenue during the first six months of 2013 as compared to the first six months of 2014.

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

Also included in investing activities for the six month period ended June 30, 2013 was $9.3 million related to the Airfone acquisition. See Note 7, “Airfone Acquisition” in our 2013 10-K for additional information.

Cash flows provided by (used in) Financing Activities:

Cash used in financing activities for the six month periods ended June 30, 2014 was $2.0 million primarily due to payments under our debt facilities as we have higher average debt outstanding in 2014 as compared with 2013, offset in part by the exercise of stock options.

Cash provided by financing activities for the six month period ended June 30, 2013 was $277.2 million primarily due to proceeds from the IPO net of offering costs of $173.4 million, proceeds from the Amended Senior Term Facility of $113.0 million partially offset by $7.0 million of related debt issuance costs, and principal payments on the Senior Term Facility and Alaska Facility of $2.8 million.

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

Capital expenditures for the six month periods ended June 30, 2014 and 2013 were $69.0 million and $66.1 million, respectively. The increase in capital expenditures was due to an increase in airborne equipment purchases for the CA-ROW segment and investments in our ATG network.

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

Contractual Commitments: We have agreements with airborne equipment vendors under which we have remaining commitments to purchase $7.8 million in satellite based systems and development services as of June 30, 2014. Such commitments will become payable as we receive the equipment and are provided the development services.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $15.2 million in 2014 (July through December), $32.9 million in 2015, $33.1 million in 2016, $31.7 million in 2017, $15.2 million in 2018 and an amount less than $0.1 million in 2019.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $2.3 million and $4.0 million for the three and six month periods ended June 30, 2014, respectively, as compared with $1.5 million and $2.8 million, respectively, for the prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $2.1 million and $4.3 million for the three and six month periods ended June 30, 2014, respectively, as compared to $1.9 million and $3.6 million, respectively, for the prior year periods.

The revenue share paid to the airlines represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentive discussed above. Such rental expense totaled a net charge of $9.9 million and $19.8 million for the three and six month periods ended June 30, 2014, respectively, as compared to $8.3 million and $15.4 million, respectively, for the prior year periods. See Note 10, “Leases,” in our unaudited condensed consolidated financial statements for additional information.

One contract with one of our airline partners requires us to provide our airline partner with a cash rebate of $1.8 million in June 2014 and, if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. The annual cash rebate payment as of June 30, 2014 has yet to be made.

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

In the ordinary course of business we may occasionally enter into agreements pursuant to which we may be obligated to pay for the failure of performance of others, such as the use of corporate credit cards issued to employees. Based on historical experience, we believe that the risk of sustaining any material loss related to such guarantees is remote.

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

Our exposure to market risk is currently confined to our cash and cash equivalents and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, certificates of deposit, money market funds and corporate debt securities. Our cash and cash equivalents as of June 30, 2014 and December 31, 2013 included amounts in bank checking account and liquid certificates of deposit with short term maturities. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents and interest expense on our long-term debt. Our cash and cash equivalents as of June 30, 2014 and December 31, 2013 included amounts in bank checking accounts and liquid certificates of deposit. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio, would have reduced interest income and increased interest expense for the three and six month periods ended June 30, 2014 and 2013 by an immaterial amount.

Fixed Rate Debt: On June 30, 2014 and December 31, 2013, we had $1.3 million and $1.5 million aggregate principal amount of fixed rate debt outstanding under the Alaska Facility, respectively, which approximated fair value. If interest rates were 10% higher than the stated rate, the fair value of the Alaska Financing would have changed by an immaterial amount as of June 30, 2014 and December 31, 2013.

Variable Rate Debt: On June 30, 2014 and December 31, 2013, we had $237.7 million and $240.8 million aggregate principal amount outstanding under the Amended Senior Term Facility, respectively. The Amended Senior Term Facility bears interest at variable rates measured by reference to either (i) an adjusted LIBO Rate (adjusted for statutory reserve requirements and subject to a floor of 1.5%), plus a borrowing margin of 9.75%, or (ii) an alternate base rate (subject to a floor of 2.5%), plus a borrowing margin of 8.75%. As a result, increases in interest rates would increase the cost of servicing our Amended Senior Term Facility and could materially reduce our profitability and cash flows. As of June 30, 2014, the LIBO Rate was more than 100 basis points below the floor described above. As a result, the fair value of the Senior Term Facility will not change until both the LIBO Rate and the applicable base rate exceeds the applicable floors. However, if the interest rate of 11.25% were to increase or decrease by 100 basis points, the fair value of the Amended Senior Term Facility would increase or decrease by approximately $6.2 million.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

In May 2012, Innovatio IP Ventures, LLC filed suit in the United States District Court for the Northern District of Illinois against a number of defendants, including Delta Airlines and AirTran Airways, for alleged infringement of several patents in the field of wireless local area networking. AirTran and Delta requested indemnification from us and we in turn sought indemnification from certain of our equipment vendors. In May 2014 the suits against AirTran and Delta were dismissed with prejudice.

On October 4, 2012, James Stewart filed suit against us in the United States District Court for the Northern District of California on behalf of putative classes of national purchasers and a subclass of California purchasers of our service, alleging claims for monopolization and exclusive dealing under the federal antitrust laws and California state antitrust and unfair practices laws related to the Gogo service offered through our domestic commercial airline partners. On June 12, 2014, the case was dismissed with prejudice.

On February 12, 2014, Go Go Techs, Inc. filed suit against us in the United States District Court for the Central District of California for alleged infringement of common law trademarks and alleged violations of federal and state unfair competition and other laws. On July 22, 2014, the case was dismissed with prejudice.

On February 13, 2014, Carucel Investments, LP filed suit against us in the United States District Court for the Southern District of Florida alleging infringement of several patents in the field of mobile communication systems and seeking unspecified damages and injunctive relief. On July 28, 2014, the plaintiff filed an amended complaint naming Delta Air Lines, American Airlines and several Business Aviation dealers as additional defendants and adding an additional patent to the list of patents we and other defendants are allegedly infringing. We are obligated under our contracts to indemnify our co-defendants for defense costs and any damages arising from the suit. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

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

None.

b)	Use of Proceeds from Public Offering of Common Stock

On June 20, 2013, our registration statement on Form S-1 (File No. 333-178727) was declared effective by the Securities and Exchange Commission for our IPO, pursuant to which we sold an aggregate of 11,000,000 shares of our common stock at a price of $17.00 per share. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the Securities and Exchange Commission on June 24, 2013 pursuant to Rule 424(b). Upon the closing of the IPO, we invested the funds received in registered money market funds and U.S. treasury securities.

c)	Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information.

a) None.

b) None.

ITEM 6.	Exhibits.

Exhibit Number	Description of Exhibits

10.1.52†	Amendment Two to Third Amended and Restated In-Flight Connectivity Services Agreement, dated May 30, 2014, between American Airlines, Inc. and Gogo LLC

10.1.53†	Amended and Restated Manufacturing Services and Product Supply Agreement, dated May 19, 2014 between Qualcomm Technologies, Inc. and Gogo LLC

10.9.4	Amendment and Restatement Agreement, dated July 30, 2014, among Gogo Intermediate Holdings LLC, Aircell Business Aviation Services LLC and Gogo LLC, as Borrowers, the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.9.4 to Form 8-K filed on August 1, 2014 (File No. 001-35975))

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.
Date: August 11, 2014
/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Norman Smagley
Norman Smagley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)