Form 10-Q
period 2014-09-30
Gogo Inc.
filed 2014-11-10
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, 85,266,060 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$243,206	$266,342
Accounts receivable, net of allowances of $233 and $162, respectively	36,504	25,690
Inventories	17,246	13,646
Prepaid expenses and other current assets	12,367	16,287

Total current assets	309,323	321,965

Non-current assets:
Property and equipment, net	327,707	265,634
Intangible assets, net	78,122	72,848
Goodwill	620	620
Long-term restricted cash	7,899	5,418
Debt issuance costs	12,017	12,969
Other non-current assets	9,298	9,546

Total non-current assets	435,663	367,035

Total assets	$744,986	$689,000

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$28,425	$22,251
Accrued liabilities	49,795	49,146
Accrued airline revenue share	11,571	9,958
Deferred revenue	19,064	11,718
Deferred airborne lease incentives	11,645	9,005
Current portion of long-term debt and capital leases	9,399	7,887

Total current liabilities	129,899	109,965

Non-current liabilities:
Long-term debt	304,661	235,627
Deferred airborne lease incentives	66,995	53,012
Deferred tax liabilities	6,391	5,770
Other non-current liabilities	18,126	14,436

Total non-current liabilities	396,173	308,845

Total liabilities	526,072	418,810

Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2014 and December 31, 2013; 85,443,725 and 84,976,457 shares issued at September 30, 2014 and December 31, 2013, respectively; and 85,266,060 and 84,976,392 shares outstanding at September 30, 2014 and December 31, 2013, respectively	9	8
Additional paid-in-capital	880,828	871,325
Accumulated other comprehensive loss	(778)	(425)
Accumulated deficit	(661,145)	(600,718)

Total stockholders’ equity	218,914	270,190

Total liabilities and stockholders’ equity	$744,986	$689,000

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenue:
Service revenue	$81,586	$63,790	$233,042	$180,725
Equipment revenue	22,449	21,589	66,216	54,845

Total revenue	104,035	85,379	299,258	235,570
Operating expenses:
Cost of service revenue (exclusive of items shown below)	42,747	35,191	123,942	92,296
Cost of equipment revenue (exclusive of items shown below)	11,906	9,614	30,519	25,391
Engineering, design and development	16,193	11,322	46,081	35,940
Sales and marketing	10,354	7,608	28,083	21,298
General and administrative	21,102	18,878	58,529	49,687
Depreciation and amortization	17,016	13,664	47,585	41,218

Total operating expenses	119,318	96,277	334,739	265,830

Operating loss	(15,283)	(10,898)	(35,481)	(30,260)

Other (income) expense:
Interest income	(11)	(14)	(35)	(47)
Interest expense	9,370	7,490	23,999	21,780
Fair value derivative adjustment	—	—	—	36,305
Other expense (income)	(35)	(2)	28	(2)

Total other expense	9,324	7,474	23,992	58,036

Loss before incomes taxes	(24,607)	(18,372)	(59,473)	(88,296)
Income tax provision	292	346	954	888

Net loss	(24,899)	(18,718)	(60,427)	(89,184)
Class A and Class B senior convertible preferred stock return	—	—	—	(29,277)
Accretion of preferred stock	—	—	—	(5,285)

Net loss attributable to common stock	$(24,899)	$(18,718)	$(60,427)	$(123,746)

Net loss attributable to common stock per share—basic and diluted	$(0.29)	$(0.22)	$(0.71)	$(3.48)

Weighted average number of shares—basic and diluted	85,226	84,097	85,103	35,521

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net loss	$(24,899)	$(18,718)	$(60,427)	$(89,184)
Currency translation adjustments, net of tax	(473)	81	(353)	(141)

Comprehensive loss	$(25,372)	$(18,637)	$(60,780)	$(89,325)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2014	2013
Operating activities:
Net loss	$(60,427)	$(89,184)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	47,585	41,218
Fair value derivative adjustment	—	36,305
Loss on asset disposals/abandonments	1,489	79
Deferred income taxes	621	653
Stock compensation expense	6,732	3,168
Amortization of deferred financing costs	2,452	1,993
Changes in operating assets and liabilities:
Accounts receivable	(10,820)	(2,705)
Inventories	(3,600)	(2,739)
Prepaid expenses and other current assets	2,919	(2,867)
Deposits on satellite services	—	(4,774)
Accounts payable	5,406	(1,670)
Accrued liabilities	1,421	6,398
Accrued airline revenue share	1,613	2,634
Deferred airborne lease incentives	13,384	8,118
Deferred revenue	6,129	5,380
Deferred rent	3,660	(48)
Other non-current assets and liabilities	296	613

Net cash provided by operating activities	18,860	2,572

Investing activities:
Proceeds from the sale of property and equipment	32	220
Purchases of property and equipment	(94,941)	(82,981)
Acquisition of intangible assets—capitalized software	(14,572)	(11,034)
Acquisition of Airfone, includes $1.0 million in restricted cash at September 30, 2013	—	(9,344)
(Increase) decrease in restricted cash	(2,500)	323

Net cash used in investing activities	(111,981)	(102,816)

Financing activities:
Proceeds from initial public offering, net of underwriter commissions	—	173,910
Proceeds from credit facility	75,000	113,000
Payment of debt, including capital leases	(6,263)	(4,479)
Payment of additional offering costs	—	(3,660)
Payment of debt issuance costs	(1,500)	(6,975)
Stock option exercises	2,772	580

Net cash provided by financing activities	70,009	272,376

Effect of exchange rate changes on cash	(24)	(17)
Increase (decrease) in cash and cash equivalents	(23,136)	172,115
Cash and cash equivalents at beginning of period	266,342	112,576

Cash and cash equivalents at end of period	$243,206	$284,691

Supplemental Cash Flow Information:
Cash paid for interest	$21,484	$17,741
Cash paid for taxes	333	228
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$16,643	$10,540
Purchases of property and equipment paid by commercial airlines	3,245	5,430
Purchases of property and equipment under capital leases	2,942	3,567
Acquisition of intangible assets in current liabilities	1,034	1,193
Asset retirement obligation incurred	1,210	204
Class A and Class B senior convertible preferred stock return	—	29,277
Accretion of preferred stock	—	5,285
Equity financing costs included in current liabilities	—	198

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The Business—Gogo Inc. (“we, us, our,” etc.) is a holding company, which through its operating subsidiaries is a global aero communications service provider. We operate through the following three segments: Commercial Aviation North America or “CA-NA,” Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”. Our CA-NA business provides “Gogo®” branded in-flight connectivity and wireless digital entertainment solutions to commercial airline passengers flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which was established to provide in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international flights of North American based commercial airlines, is in the start-up phase as we launched commercial international connectivity service in March 2014. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service will be provided. Our BA business sells equipment for in-flight connectivity and telecommunications and provides in-flight internet connectivity and other voice and data communications services to the business aviation market. BA services include Gogo Biz, our in-flight broadband service that utilizes both our air-to-ground (“ATG”) network and our ATG spectrum, and satellite-based voice and data services through our strategic alliances with satellite companies.

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

The results of operations and cash flows for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

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

We priced the IPO of 11,000,000 shares of our common stock at $17.00 per share. Our common stock began trading on the NASDAQ Global Select Market on June 21, 2013.

We have one class of common stock outstanding as of September 30, 2014 and December 31, 2013.

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

Reclassifications—In order to conform to the current year presentation, certain amounts in our 2013 unaudited condensed consolidated statements of cash flows have been reclassified. Specifically, other non-current assets of $326, Canadian ATG license payments of $95 and other non-current liabilities of $192 for the nine month period ended September 30, 2013 have been combined into other non-current assets and liabilities in our unaudited condensed consolidated statements of cash flows.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This pronouncement provides additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. We will adopt this guidance as of January 1, 2017. We do not anticipate that the adoption of this guidance will result in additional disclosures, however, management will begin performing the periodic assessments required by ASU 2014-15 on its effective date.

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

As a result of the net loss for each of the three and nine month periods ended September 30, 2014 and 2013, for the periods where such shares or securities were outstanding, all of the outstanding shares of common stock underlying stock options, AC Management LLC (“ACM”) Units, deferred stock units, restricted stock units and preferred stock were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2014 and 2013; however, because of the undistributed losses the three classes of our pre-IPO preferred stock are excluded from the computation of basic earnings per share in 2013 as undistributed losses are not allocated to preferred shares (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net loss	$(24,899)	$(18,718)	$(60,427)	$(89,184)
Less: Preferred stock return	—	—	—	29,277
Less: Accretion of preferred stock	—	—	—	5,285

Undistributed losses	$(24,899)	$(18,718)	$(60,427)	$(123,746)

Weighted-average common shares outstanding-basic and diluted	85,226	84,097	85,103	35,521

Net loss attributable to common stock per share-basic and diluted	$(0.29)	$(0.22)	$(0.71)	$(3.48)

4. Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Inventories as of September 30, 2014 and December 31, 2013, all of which were included within the BA segment, were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Work-in-process component parts	$11,710	$10,146
Finished goods	5,536	3,500

	$17,246	$13,646

5. Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Deposits and prepayments on satellite services	$4,041	$5,352
Airfone acquisition-related other current assets	—	2,847
Restricted cash	20	1,006
Other	8,306	7,082

Total prepaid expenses and other current assets	$12,367	$16,287

Property and equipment as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Office equipment, furniture, fixtures and other	$29,712	$19,695
Leasehold improvements	15,603	7,747
Airborne equipment	291,480	227,866
Network equipment	144,549	135,072

	481,344	390,380
Accumulated depreciation	(153,637)	(124,746)

Property and equipment, net	$327,707	$265,634

Other non-current assets as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Canadian ATG license payments (1)	$2,548	$2,749
Deposits on satellite and other airborne equipment	5,720	5,629
Other	1,030	1,168

Total other non-current assets	$9,298	$9,546

(1)	See Note 17, “Canadian ATG Spectrum License” for further information.

Accrued liabilities as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Employee compensation and benefits	$14,640	$17,320
Airborne equipment and installation costs	5,819	4,981
Airborne partner related accrued liabilities	8,717	1,817
Airfone acquisition related liabilities	43	4,791
Other	20,576	20,237

Total accrued liabilities	$49,795	$49,146

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other non-current liabilities as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Asset retirement obligations	$5,748	$4,382
Deferred rent	6,529	3,982
Capital leases	4,144	3,011
Deferred revenue	661	1,878
Other	1,044	1,183

Total other non-current liabilities	$18,126	$14,436

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

As of September 30, 2014 and December 31, 2013, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of September 30, 2014 and December 31, 2013 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of September 30, 2014			As of December 31, 2013
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	2.8	$69,570	$(32,571)	$36,999	$58,689	$(27,558)	$31,131
Trademark/trade name	3.6	3,072	(2,918)	154	3,072	(2,885)	187
Aircell Axxess technology	0.3	4,129	(4,034)	95	4,129	(3,827)	302
OEM and dealer relationships	2.3	6,724	(5,154)	1,570	6,724	(4,650)	2,074
Service customer relationship	5.6	8,081	(2,493)	5,588	8,081	(1,710)	6,371
Other intangible assets	6.0	1,500	(67)	1,433	500	—	500

Total amortized intangible assets		93,076	(47,237)	45,839	81,195	(40,630)	40,565

Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$125,359	$(47,237)	$78,122	$113,478	$(40,630)	$72,848

Amortization expense was $2.5 million and $8.0 million for the three and nine month periods ended September 30, 2014, respectively, and $2.3 million and $7.2 million, respectively, for the comparable prior year periods.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2014 (period from October 1 to December 31)	$3,541
2015	$15,302
2016	$13,667
2017	$7,696
2018	$2,474
Thereafter	$3,159

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

7. Warranties

Our BA segment provides warranties on parts and labor for our systems. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery, and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheet. Our warranty reserve balance was $1.1 million as of September 30, 2014 and $0.9 million as of December 31, 2013.

8. Long-Term Debt and Other Liabilities

Senior Debt—On July 30, 2014, Gogo Intermediate Holdings LLC, Gogo Business Aviation LLC, f/k/a Aircell Business Aviation Services LLC (“GBA”), and Gogo LLC, as borrowers (the “Borrowers”), entered into an Amendment and Restatement Agreement (the “Amendment”) to the Credit Agreement dated as of June 21, 2012 and amended on April 4, 2013 (the “Amended Senior Term Facility”) among the Borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We refer to the Amendment and the Amended Senior Term Facility collectively as the “Amended and Restated Senior Term Facility.” See Note 9 “Long-Term Debt and Other Liabilities,” in our 2013 10-K for additional information on our Amended Senior Term Facility.

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”). Pursuant to the Amendment, we borrowed an aggregate additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). We received net cash proceeds from the Tranche B-2 Loans of $72.4 million following the payment of debt issuance fees of $2.6 million. We are using the proceeds from the Tranche B-2 Loans for general corporate purposes. As of September 30, 2014 and December 31, 2013, we had $311.0 million and $240.8 million outstanding under the Amended and Restated Senior Term Facility, respectively.

As of September 30, 2014, we were in compliance with the covenants, reporting and notice requirements of the Amended and Restated Senior Term Facility and no event of default had occurred.

In connection with the Amendment, the maturity date of the Amended and Restated Senior Term Facility was extended to March 21, 2018. Principal payments of $1.7 million are due on the last day of each calendar quarter through December 31, 2017, with the remaining unpaid principal amount due and payable at maturity on March 21, 2018.

The interest rates applicable to the Tranche B-1 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of September 30, 2014, all loans were outstanding as three month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We will pay customary fees in respect of the Amended and Restated Senior Term Facility.

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

We paid $19.6 million of loan origination fees and financing costs related to the Amended Senior Term Facility, all but $3.0 million of which have been accounted for as deferred financing costs. The $3.0 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the amendment in April 2013 and were expensed to interest expense. We paid $2.6 million of loan origination fees and financing costs related to the Amendment executed in July 2014, all but $1.1 million of which have been accounted for as deferred financing costs. The $1.1 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the Amendment in July 2014 and were expensed as interest expense. See Note 9, “Interest Costs,” for additional details. Total amortization expense of the deferred financing costs was $0.8 million and $2.5 million for the three and nine month periods ended September 30, 2014, respectively, and $0.8 million and $2.0 million, respectively, for the comparable prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2014 and December 31, 2013, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $12.0 million and $13.0 million, respectively, which was included as a separate line in our consolidated balance sheets.

Principal payments under the Amended and Restated Senior Term Facility for each of the next five years and thereafter are as follows (in thousands):

Credit
Years ending December 31,	Facility
2014 (period from October 1 to December 31)	$1,737
2015	$6,950
2016	$6,950
2017	$6,950
2018	$288,394
Thereafter	$—

The credit agreement executed in connection with our Amended and Restated Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of GBA only. This calculation is made at the end of each fiscal year, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on GBA’s debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates triggers the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our consolidated balance sheet. We had no such mandatory prepayment classified as a current liability as of September 30, 2014.

We may voluntarily prepay the loans subject to conditions, prices and premiums as follows:

(i)	On and prior to December 21, 2015, we may prepay the loans at par plus (a) 3.0% of the principal amount of the loans prepaid and (b) a “make whole” premium based on a discounted present value of the interest and principal payments due on such prepaid loans through December 21, 2015;

(ii)	After December 21, 2015 but prior to December 21, 2016, we may prepay the loans at par plus 3.0% of the principal amount of loans prepaid;

(iii)	On and after December 21, 2016, we may prepay the loans at par.

Alaska Financing—On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

quarterly. As of September 30, 2014 and December 31, 2013, we had $1.1 million and $1.5 million, respectively, outstanding under the Alaska Facility. No further draws can be made under the Alaska Facility and principal amounts outstanding are payable in quarterly installments until its maturity on November 12, 2016, or can be prepaid at any time without premium or penalty at our option. The Alaska Facility is secured by a first-priority interest in our cell tower leases and other personal property located at the cell sites in Alaska.

Pursuant to our equipment and revenue agreement with Alaska Airlines, the share of service revenue (“revenue share”) we pay Alaska Airlines increases as long as any amounts are outstanding under the Alaska Facility. Alaska Airlines revenue share increases by 300 basis points for service revenue generated on flights that use the ATG network in Alaska, until the principal and all accrued interest is paid in full. This incremental revenue share was less than $0.1 million for the three and nine month periods ended September 30, 2014 and 2013 and is included in our unaudited condensed consolidated statements of operations as part of our interest expense.

Principal payments under the Alaska Facility in each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,	Alaska Facility
2014 (period from October 1 to December 31)	$126
2015	$504
2016	$504
Thereafter	$—

Letters of Credit—We maintain several letters of credit totaling $7.9 million and $5.4 million as of September 30, 2014 and December 31, 2013, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Itasca, Illinois; Bensenville, Illinois; and Broomfield, Colorado; and our future office location in Chicago, Illinois.

9. Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three and nine month periods ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense	$7,527	$6,668	$20,459	$16,805
Amortization of deferred financing costs	755	822	2,452	1,993
Non lender fees (1)	1,088	—	1,088	2,982

Interest costs charged to expense	$9,370	$7,490	$23,999	$21,780
Interest costs capitalized to property and equipment	97	233	501	635
Interest costs capitalized to software	350	193	973	402

Total interest costs	$9,817	$7,916	$25,473	$22,817

(1)	Primarily consists of fees paid to legal counsel and underwriters in connection with the amendments to the Amended and Restated Senior Term Facility.

10. Leases

Arrangements with Commercial Airlines—Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo® service to passengers on the aircraft. We are generally responsible for the costs of installing and deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second type of connectivity agreement some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions where legal title transfers are not deemed to be sales transactions for

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 5, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $3.5 million and $9.2 million for the three and nine month periods ended September 30, 2014, respectively, and $2.1 million and $5.4 million for the comparable prior year periods, respectively, as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of September 30, 2014, deferred airborne lease incentives of $11.6 million and $67.0 million are included in current and non-current liabilities, respectively, in our unaudited condensed consolidated balance sheet. As of December 31, 2013, deferred airborne lease incentives of $9.0 million and $53.0 million are included in current and non-current liabilities, respectively, in our condensed consolidated balance sheet.

The revenue share paid to our airlines partners represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $9.5 million and $29.2 million for the three and nine month periods ended September 30, 2014, respectively, and $8.6 million and $24.0 million, respectively, for the comparable prior year periods.

One contract with one of our airline partners requires us to provide our airline partner with a cash rebate of $1.8 million in June 2014 and, if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. The annual cash rebate payment payable as of June 2014 had yet to be made as of September 30, 2014.

Leases and Cell Site Contracts—We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $2.1 million and $6.1 million for the three and nine month periods ended September 30, 2014, respectively, and $1.4 million and $4.2 million, respectively, for the comparable prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $2.2 million and $6.5 million for the three and nine month periods ended September 30, 2014, respectively, and $1.9 million and $5.5 million, respectively, for the comparable prior year periods.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of September 30, 2014, are as follows (in thousands):

Years ending December 31,	Operating Leases
2014 (period from October 1 to December 31)	$3,523
2015	$19,424
2016	$21,035
2017	$17,087
2018	$14,238
Thereafter	$125,188

Equipment Leases—We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates that range from 5.9% to 13.4%. As of September 30, 2014 the computer equipment leases were classified as part of office equipment, furniture, and fixtures in our unaudited condensed consolidated balance sheet at a gross cost of $1.1 million. As of September 30, 2014 the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $6.4 million.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of September 30, 2014, are as follows (in thousands):

Years ending December 31,	Amortization Expense
2014 (period from October 1 to December 31)	$585
2015	2,435
2016	2,203
2017	1,608
2018	257
Thereafter	—

Total minimum lease payments	7,088
Less: Amount representing interest	(999)

Present value of net minimum lease payments	$6,089

The $6.1 million present value of net minimum lease payments as of September 30, 2014 has a current portion of $1.9 million included in current portion of long-term debt and capital leases and a non-current portion of $4.2 million included in other non-current liabilities.

11. Commitments and Contingencies

Contractual Commitments—We have agreements with airborne equipment vendors under which we have remaining commitments to purchase $7.8 million in satellite based systems and development services as of September 30, 2014. Such commitments will become payable as we receive the equipment and are provided the development services.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $7.9 million in 2014 (October through December), $33.4 million in 2015, $33.3 million in 2016, $31.8 million in 2017, $15.2 million in 2018 and an amount less than $0.1 million in 2019.

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

Carucel Investments, LP Litigation—On February 13, 2014, Carucel Investments, LP filed suit against us in the United States District Court for the Southern District of Florida alleging infringement of several patents in the field of mobile communication systems and seeking unspecified damages and injunctive relief. On July 28, 2014, the plaintiff filed an amended complaint naming Delta Air Lines, American Airlines and several Business Aviation dealers as additional defendants and adding an additional patent to the list of patents we and other defendants are allegedly infringing. We are obligated under our contracts to indemnify our co-defendants for defense costs and any damages arising from the suit. On October 21, 2014, the case was dismissed with prejudice.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Amended and Restated Senior Term Facility and the Alaska Facility, both of which are reflected on the consolidated balance sheet at cost, as defined in Note 8, “Long-Term Debt and Other Liabilities”. Based on market conditions as of September 30, 2014, the fair value of the Amended and Restated Senior Term Facility was approximately $337 million with a carrying value of $311.0 million and the fair value of the Alaska Facility approximated its carrying value of $1.1 million (see Note 8, “Long-Term Debt and Other Liabilities”). These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market including interest rates on recent financings by entities with credit profiles similar to ours. We estimated the fair values of the Amended and Restated Senior Term Facility and the Alaska Facility by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at September 30, 2014 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Amended and Restated Senior Term Facility and the Alaska Facility.

13. Income Tax

The effective income tax rates for the three and nine month periods ended September 30, 2014 were (1.2%) and (1.6%), respectively, as compared with (1.9%) and (1.0%), respectively, for the prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and nine month periods ended September 30, 2014 and 2013 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

We are subject to taxation in the United States, Canada, various other countries and various states. With few exceptions, as of September 30, 2014, we are no longer subject to U.S. federal, state, foreign or local examinations by tax authorities for years before 2010.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and nine month periods ended September 30, 2014. As of September 30, 2014, we did not have a liability recorded for interest or potential penalties.

We do not have unrecognized tax benefits and do not expect a change in the unrecognized tax benefits within the next 12 months.

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

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended September 30, 2014
	CA-NA	CA-ROW	BA	Total
Service revenue	$62,186	$545	$18,855	$81,586
Equipment revenue	1,066	—	21,383	22,449

Total revenue	$63,252	$545	$40,238	$104,035

Segment profit (loss)	$5,526	$(19,360)	$14,955	$1,121

	For the Three Months Ended September 30, 2013
	CA-NA	CA-ROW	BA	Total
Service revenue	$50,044	$51	$13,695	$63,790
Equipment revenue	515	—	21,074	21,589

Total revenue	$50,559	$51	$34,769	$85,379

Segment profit (loss)	$(1,594)	$(11,004)	$14,641	$2,043

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Nine Months Ended
	September 30, 2014
	CA-NA	CA-ROW	BA	Total
Service revenue	$180,464	$867	$51,711	$233,042
Equipment revenue	2,003	—	64,213	66,216

Total revenue	$182,467	$867	$115,924	$299,258

Segment profit (loss)	$17,778	$(55,065)	$46,909	$9,622

	For the Nine Months Ended
	September 30, 2013
	CA-NA	CA-ROW	BA	Total
Service revenue	$142,196	$1,320	$37,209	$180,725
Equipment revenue	1,500	168	53,177	54,845

Total revenue	$143,696	$1,488	$90,386	$235,570

Segment profit (loss)	$690	$(26,596)	$34,588	$8,682

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
CA-NA segment profit (loss)	$5,526	$(1,594)	$17,778	$690
CA-ROW segment loss	(19,360)	(11,004)	(55,065)	(26,596)
BA segment profit	14,955	14,641	46,909	34,588

Total segment profit	1,121	2,043	9,622	8,682
Interest income	11	14	35	47
Interest expense	(9,370)	(7,490)	(23,999)	(21,780)
Depreciation and amortization	(17,016)	(13,664)	(47,585)	(41,218)
Amortization of deferred airborne lease incentives (1)	3,526	2,108	9,214	5,444
Stock compensation expense	(2,914)	(1,385)	(6,732)	(3,168)
Fair value derivative adjustments	—	—	—	(36,305)
Other income (expense)	35	2	(28)	2

Loss before income taxes	$(24,607)	$(18,372)	$(59,473)	$(88,296)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 10, “Leases” for further information.

Major Customers and Airline Partnerships—During the three and nine month periods ended September 30, 2014 and 2013, no customer accounted for more than 10% of our consolidated revenue. One airline partner for the CA-ROW segment accounted for approximately 11% of consolidated accounts receivable as of September 30, 2014. No airline partner or customer accounted for more than 10% of our consolidated accounts receivable as of December 31, 2013.

In our CA-NA segment, revenue from passengers using the Gogo service while flying on aircraft owned and/or operated by two of our airline partners accounted for approximately 39% and 40% of consolidated revenue for the three and nine month periods ended September 30, 2014, respectively, as compared to approximately 39% and 41% for the respective prior year periods.

15. Employee Retirement and Postretirement Benefits

Share-Based Compensation—We have two share-based employee compensation plans as of September 30, 2014. See Note 12, “Share-Based Compensation,” in our 2013 10-K for further information regarding these plans. For the nine month period ended September 30, 2014, options to purchase 1,701,551 shares of common stock were granted, options to purchase 134,252 shares of common stock were forfeited, options to purchase 28,021 shares of common stock expired, and options to purchase 270,878 shares of common stock were exercised.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the nine month period ended September 30, 2014, 531,485 restricted share units were granted.

For the nine month period ended September 30, 2014, 182,461 shares of restricted stock were granted, which vest in equal annual increments over a four-year period. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

In June 2013 the Board of Directors approved the Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase our common stock through payroll deductions at a price equal to 90% of the lower of the fair market value of the stock as of the beginning or the end of three-month offering periods. Under the ESPP, 424,594 shares were reserved for issuance. The three and nine month periods ended September 30, 2014 reflect the issuance of 14,388 shares of common stock under the ESPP following the first offering period.

Share-based compensation totaled $2.9 million and $6.7 million for the three and nine month periods ended September 30, 2014, respectively, and $1.4 million and $3.2 million, respectively, for the comparable prior year periods.

401(k) Plan—Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.6 million and $1.8 million for the three and nine month periods ended September 30, 2014, respectively, and $0.5 million and $1.6 million, respectively, for the comparable prior year periods.

Director Compensation—Our compensation plan for non-employee directors provides for annual compensation of $225,000 for the non-employee Chairman of the Board and $150,000 for all other non-employee directors. Such compensation is paid 1/3 in cash, 1/3 in stock options and 1/3 in deferred share units (“DSUs”). The plan also provides for additional annual cash compensation of $20,000 to the chair of the Audit Committee, $10,000 to the chair of the Compensation Committee and $5,000 to the chair of the Nominating and Corporate Governance Committee. The members of our Board of Directors have the option to elect to have their cash payments paid in DSUs if they elect. The plan provides for quarterly payments. For the nine month period ended September 30, 2014, 19,064 DSUs were granted to our Board of Directors.

16. Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs were $9.5 million and $27.2 million for the three and nine month periods ended September 30, 2014, respectively, and $7.1 million and $22.2 million, respectively, for the comparable prior year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

As the License Agreement is for our exclusive use of a license, which is considered a right to use an intangible asset and thus not property, plant, or equipment, the agreement is not considered a lease for accounting purposes. As such, we recorded the SkySurf one-time payment as an asset in our unaudited condensed consolidated balance sheet

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

at the time of payment. As of September 30, 2014, the one-time payment had balances of $0.1 million included in prepaid expenses and other current assets and $2.5 million included in other non-current assets, respectively, in our unaudited condensed consolidated balance sheet. The one-time payment is being amortized on a straight-line basis over the estimated term of the agreement of 25 years.

Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Canadian ATG Spectrum Amortization
2014 (period from October 1 to December 31)	$29
2015	$117
2016	$117
2017	$117
2018	$117
Thereafter	$2,168

Amortization expense totaled less than $0.1 million and $0.1 million during the three and nine month periods ended September 30, 2014 and 2013, respectively.

The monthly payments are expensed as incurred and totaled approximately $0.3 million and $0.8 million during the three and nine month periods ended September 30, 2014, respectively, and $0.2 million and $0.7 million, respectively, for the comparable prior year periods.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners;

•	any inability to timely and efficiently roll out our technology roadmap for any reason, including regulatory delays, or the failure by our airline partners to roll out equipment upgrades or new services or adopt new technologies in order to support increased network capacity demands;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to develop network capacity sufficient to accommodate current and expected growth in passenger demand;

•	unfavorable economic conditions in the airline industry and/or the economy as a whole;

•	our ability to expand our international or domestic operations, including our ability to grow our business with current and potential future airline partners;

•	an inability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price, service performance and line-fit availability;

•	our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers;

•	our ability to successfully develop and monetize new products and services, including those that were recently released, are currently being offered on a limited or trial basis, or are in various stages of development;

•	our ability to deliver products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the effects, if any, on our business of past or future airline mergers, including the merger of American Airlines and U.S. Airways;

•	a revocation of, or reduction in, our right to use licensed spectrum, the availability of other air-toground spectrum to a competitor or the repurposing by a competitor of other spectrum for air-to-ground use;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures, material defects or errors in our software or damage to our equipment;

•	the limited operating history of our CA-NA and CA-ROW segments;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•	compliance with U.S. and foreign government regulations and standards, including those related to the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the U.S. and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims;

•	our ability to protect our intellectual property;

•	any negative outcome or effects of pending or future litigation;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry;

•	the attraction and retention of qualified employees including key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with anti-corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control;

•	difficulties in collecting accounts receivable; and

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities Exchange Commission (“SEC”) on March 14, 2014 (the “2013 10-K”).

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

Recent Developments

On July 30, 2014, the Borrowers entered into an Amended and Restated Senior Term Facility (as defined below in “—Liquidity and Capital Resources”). Pursuant to an amendment to the Amended and Restated Senior Term Facility entered into in July 2014, we borrowed an additional principal amount of $75.0 million. As of September 30, 2014, $311.0 million was outstanding under the Amended and Restated Senior Term Facility. See “—Liquidity and Capital Resources” below for additional information regarding the Amended and Restated Senior Term Facility.

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

Summary Financial Information

Consolidated revenue increased to $104.0 million and $299.3 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $85.4 million and $235.6 million, respectively, for the prior year periods. As of September 30, 2014, the CA-NA segment had 2,044 commercial aircraft online to provide the Gogo service as compared with 2,011 as of September 30, 2013. As of September 30, 2014, the BA segment had 5,294 aircraft online with Iridium satellite communications systems and 2,637 Gogo Biz systems online as compared with 5,120 and 1,847, respectively, as of September 30, 2013. The BA segment became a reseller of Inmarsat SwiftBroadband satellite service in 2013 and had 28 systems online as of September 30, 2014 as compared with seven systems online as of September 30, 2013. Our CA-ROW segment began providing connectivity service in March 2014 and had 35 aircraft online as of September 30, 2014.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics for the CA-NA and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies and evaluate forward-looking projections.

Commercial Aviation North America
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Aircraft online	2,044	2,011	2,044	2,011
Average monthly service revenue per aircraft online (ARPA)	$10,134	$8,338	$9,776	$8,168
Gross passenger opportunity (GPO) (in thousands)	82,972	78,980	236,942	221,190
Total average revenue per passenger opportunity (ARPP)	$0.75	$0.63	$0.76	$0.64
Total average revenue per session (ARPS)	$11.43	$10.63	$10.89	$10.45
Connectivity take rate	6.2%	5.8%	6.7%	5.9%

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our ATG network equipment is installed and Gogo service has been made commercially available as of the last day of each period presented.

•	Average monthly service revenue per aircraft online (“ARPA”). We define ARPA as the aggregate service revenue for the period divided by the number of months in the period, divided by the number of aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Gross passenger opportunity (“GPO”). We define GPO as the estimated aggregate number of passengers who board commercial aircraft on which Gogo service has been available during the period presented. We calculate passenger estimates by taking the maximum capacity of flights with Gogo service, which is calculated by multiplying the number of flights flown by Gogo-equipped aircraft, as published by Air Radio Inc. (ARINC), by the number of seats on those aircraft, and adjusting the product by a passenger load factor for each airline, which represents the percentage of seats on aircraft that are occupied by passengers. Load factors are provided to us by our airline partners and are based on historical data.

•	Total average revenue per passenger opportunity (“ARPP”). We define ARPP as revenue from Gogo Connectivity, Gogo Vision, Gogo Signature Services and other service revenue for the period, divided by GPO for the period.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Gogo Connectivity divided by the total number of sessions during the period. A session, or a “use” of Gogo Connectivity, is defined as the use by a unique passenger of Gogo Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives or unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was less than 3% of the total number of sessions.

Business Aviation
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Aircraft online
Satellite	5,322	5,127	5,322	5,127
ATG	2,637	1,847	2,637	1,847
Average monthly service revenue per aircraft online
Satellite	$168	$154	$167	$153
ATG	2,081	1,958	2,036	1,923
Units Shipped
Satellite	164	172	436	492
ATG	243	260	717	632
Average equipment revenue per unit shipped (in thousands)
Satellite	$47	$43	$47	$40
ATG	53	52	60	52

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services in operation as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services in operation as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units shipped. We define units shipped as the number of satellite or ATG network equipment units, respectively, shipped during the period.

•	Average equipment revenue per satellite unit shipped. We define average equipment revenue per satellite unit shipped as the aggregate equipment revenue earned from all satellite shipments during the period, divided by the number of satellite units shipped.

•	Average equipment revenue per ATG unit shipped. We define average equipment revenue per ATG unit shipped as the aggregate equipment revenue from all ATG shipments during the period, divided by the number of ATG units shipped.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This pronouncement provides additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. We will adopt this guidance as of January 1, 2017. We do not anticipate that the adoption of this guidance will result in additional disclosures, however, management will begin performing the periodic assessments required by ASU 2014-15 on its effective date.

Results of Operations

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Service revenue	$81,586	$63,790	$233,042	$180,725
Equipment revenue	22,449	21,589	66,216	54,845

Total revenue	104,035	85,379	299,258	235,570
Operating expenses:
Cost of service revenue (exclusive of items shown below)	42,747	35,191	123,942	92,296
Cost of equipment revenue (exclusive of items shown below)	11,906	9,614	30,519	25,391
Engineering, design and development	16,193	11,322	46,081	35,940
Sales and marketing	10,354	7,608	28,083	21,298
General and administrative	21,102	18,878	58,529	49,687
Depreciation and amortization	17,016	13,664	47,585	41,218

Total operating expenses	119,318	96,277	334,739	265,830

Operating loss	(15,283)	(10,898)	(35,481)	(30,260)

Other (income) expense:
Interest income	(11)	(14)	(35)	(47)
Interest expense	9,370	7,490	23,999	21,780
Fair value derivative adjustment	—	—	—	36,305
Other expense (income)	(35)	(2)	28	(2)

Total other expense	9,324	7,474	23,992	58,036

Loss before incomes taxes	(24,607)	(18,372)	(59,473)	(88,296)
Income tax provision	292	346	954	888

Net loss	(24,899)	(18,718)	(60,427)	(89,184)
Class A and Class B senior convertible preferred stock return	—	—	—	(29,277)
Accretion of preferred stock	—	—	—	(5,285)

Net loss attributable to common stock	$(24,899)	$(18,718)	$(60,427)	$(123,746)

Three and Nine Months Ended September 30, 2014 and 2013

Revenue:

Revenue by segment and percent change for the three and nine month periods ended September 30, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2014 over
	2014	2013	2013
Service Revenue:
CA-NA	$62,186	$50,044	24.3%
BA	18,855	13,695	37.7%
CA-ROW	545	51	968.6%

Total Service Revenue	$81,586	$63,790	27.9%

Equipment Revenue:
CA-NA	$1,066	$515	107.0%
BA	21,383	21,074	1.5%
CA-ROW	—	—	na

Total Equipment Revenue	$22,449	$21,589	4.0%

Total Revenue:
CA-NA	$63,252	$50,559	25.1%
BA	40,238	34,769	15.7%
CA-ROW	545	51	968.6%

Total Revenue	$104,035	$85,379	21.9%

	For the Nine Months		% Change
	Ended September 30,		2014 over
	2014	2013	2013
Service Revenue:
CA-NA	$180,464	$142,196	26.9%
BA	51,711	37,209	39.0%
CA-ROW	867	1,320	(34.3%)

Total Service Revenue	$233,042	$180,725	28.9%

Equipment Revenue:
CA-NA	$2,003	$1,500	33.5%
BA	64,213	53,177	20.8%
CA-ROW	—	168	(100.0%)

Total Equipment Revenue	$66,216	$54,845	20.7%

Total Revenue:
CA-NA	$182,467	$143,696	27.0%
BA	115,924	90,386	28.3%
CA-ROW	867	1,488	(41.7%)

Total Revenue	$299,258	$235,570	27.0%

Commercial Aviation North America:

CA-NA revenue increased to $63.3 million and $182.5 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $50.6 million and $143.7 million, respectively, for the prior year periods primarily due to an increase in connectivity service revenue. Gogo Connectivity sessions totaled 5.2 million and 15.8 million in the three and nine month periods ended September 30, 2014, respectively, as compared with 4.6 million and 13.2 million, respectively, in the prior year periods. The increase in CA-NA connectivity service revenue was primarily due to increases in connectivity take rate and, to a lesser extent, ARPS, which resulted in increases in ARPA and ARPP. ARPA increased to $10,134 and $9,776 for the three and nine month periods ended September 30, 2014, respectively, as compared with $8,338 and $8,168, respectively, for the prior year periods. ARPP increased to $0.75 and $0.76 for the three and nine month periods ended September 30, 2014, respectively, as compared with $0.63 and $0.64, respectively, for the prior year periods. GPO increased to 83.0 million and 236.9 million for the three and nine month periods ended September 30, 2014, respectively, as compared with 79.0 million and 221.2 million, respectively, for the prior year periods, driven by an increase in aircraft online. The connectivity take rate increased to 6.2% and 6.7% for the three and nine month periods ended September 30, 2014, respectively, as compared with 5.8% and 5.9%, respectively, for the prior year periods, primarily due to increased passenger adoption of the Gogo service. ARPS increased to $11.43 and $10.89 for the three and nine month periods ended September 30, 2014, respectively, as compared with $10.63 and $10.45, respectively, for the prior year periods due primarily to price increases for individual sessions and changes to our product mix.

Our retail revenue increased to $56.2 million and $163.5 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $46.3 million and $130.4 million, respectively, for the prior year periods, due to growth in both individual sessions and subscriptions. Revenue from individual sessions increased to $34.1 million and $98.0 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $27.6 million and $77.8 million, respectively, for the prior year periods, and revenue from subscriptions increased to $22.1 million and $66.0 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $18.7 million and $52.6 million, respectively, for the prior year periods. These revenue increases were due to price increases and increased passenger adoption of the Gogo service. Our non-retail revenue increased to $2.8 million and $8.7 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $2.3 million and $6.9 million, respectively, for the prior year periods. The increase during the three month period ended September 30, 2014 was due primarily to increases in roaming, enterprise and wholesale revenue, offset in part by a decrease in sponsorship revenue. The increase during the nine month period ended September 30, 2014 was due primarily to increases in roaming, sponsorship and wholesale revenue, offset in part by a decrease in enterprise revenue.

A summary of the components of CA-NA’s service revenue for the three and nine month periods ended September 30, 2014 and 2013 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2014 over
	2014	2013	2013
Gogo Connectivity revenue	$58,970	$48,628	21.3%
Gogo Vision, Gogo Signature Services and other service revenue (1)	3,216	1,416	127.1%

Total service revenue	$62,186	$50,044	24.3%

	For the Nine Months		% Change
	Ended September 30,		2014 over
	2014	2013	2013
Gogo Connectivity revenue	$172,316	$137,356	25.5%
Gogo Vision, Gogo Signature Services and other service revenue (1)	8,148	4,840	68.3%

Total service revenue	$180,464	$142,196	26.9%

(1)	Other service revenue includes content filtering, VoIP access for airlines’ flight crews, portal development services, operations oriented communications services, and partner co-branding and reseller arrangements.

The increases in Gogo Vision, Gogo Signature Services and other service revenue of 127.1% and 68.3% to $3.2 million and $8.1 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $1.4 and $4.8 million, respectively, for the prior year periods, were driven by increases in revenues from partner co-branding and reseller arrangements and operations oriented communications services and the commencement of a business-to-business arrangement with one of our airline partners for our Gogo Vision offering, offset in part by a decrease in revenues from Gogo Signature Services.

Business Aviation:

BA revenue increased to $40.2 million and $115.9 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $34.8 million and $90.4 million, respectively, for the prior year periods, due to increases in service and equipment revenue. BA service revenue increased to $18.9 million and $51.7 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $13.7 million and $37.2 million, respectively, for the prior year periods, primarily due to more customers subscribing to our Gogo Biz (ATG) service as well as price increases implemented during 2013. The number of ATG aircraft online increased 42.8% to 2,637 as of September 30, 2014 as compared with 1,847 as of September 30, 2013.

BA equipment revenue increased to $21.4 million and $64.2 for the three and nine month periods ended September 30, 2014, respectively, as compared with $21.1 million and $53.2 million, respectively, for the prior year periods. The increase during the three month period ended September 30, 2014 was due to an increase in satellite equipment revenue and UCS equipment revenue partially offset by a decrease in ATG equipment revenue, while the increase during the nine month period ended September 30, 2014 was due to increases in revenue for ATG, satellite and UCS equipment. Satellite equipment revenue increased 4.9% and 4.0% to $7.7 million and $20.3 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $7.3 million and $19.5 million, respectively, for the prior year periods, primarily due to shifts in product mix to higher priced products and accessory components, partially offset by a decrease in the number of units sold. ATG equipment revenue decreased 4.6% to $12.9 million for the three month period ended September 30, 2014, as compared with $13.6 million for the prior year period due to a 6.5% decrease in the number of ATG equipment units shipped; the three months ended September 30, 2013 included shipments of products in connection with the launch of new product offerings. ATG equipment revenue increased 29.6% to $42.9 million for the nine month period ended September 30, 2014, as compared with $33.1 million for the prior year period due to a 13.4% increase in the number of ATG equipment units shipped and new ATG product offerings including ATG 2000 for the turbo prop market and Gogo Text & Talk.

Commercial Aviation Rest of World:

Our CA-ROW segment is in the start-up phase. In March 2014 we generated our first CA-ROW in-flight connectivity revenue from passengers flying international routes of one U.S.-based commercial airline partner. We generated $0.5 million and $0.9 million of service revenue during the three and nine month periods ended September 30, 2014, respectively. For the nine month period ended September 30, 2013, our CA-ROW segment generated $1.3 million of service revenue primarily from portal development services provided to one international carrier, while no such activity occurred in 2014.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three and nine month periods ended September 30, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2014 over
	2014	2013	2013
CA-NA	$29,503	$25,689	14.8%
BA	4,767	3,931	21.3%
CA-ROW	8,477	5,571	52.2%

Total	$42,747	$35,191	21.5%

	For the Nine Months		% Change
	Ended September 30,		2014 over
	2014	2013	2013
CA-NA	$85,461	$72,021	18.7%
BA	13,886	10,436	33.1%
CA-ROW	24,595	9,839	150.0%

Total	$123,942	$92,296	34.3%

CA-NA cost of service revenue increased to $29.5 million and $85.5 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $25.7 million and $72.0 million, respectively, for the prior year periods, due to an increase revenue share earned by our airline partners and an increase in network operations expenses (including network maintenance, backhaul and site leases). The revenue share increase of $1.8 million and $7.2 million for the three and nine month periods ended September 30, 2014, respectively, over the prior year periods was primarily driven by the increase in CA-NA service revenue for the current year. We also had increases in billing and transaction related expenses as a result of increased Gogo Connectivity sessions. These increases were partially offset by an increase in the amortization of our deferred airborne lease incentives. See Note 10, “Leases” in our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives.

BA cost of service revenue increased to $4.8 million and $13.9 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $3.9 million and $10.4 million, respectively, for the prior year periods. The increase in cost of service revenue was primarily due to an increase in the number of ATG units online to 2,637 as of September 30, 2014 from 1,847 as of September 30, 2013 and an increase in the average network utilization per ATG unit online, which resulted in higher ATG network service costs. Our satellite service fees also increased for the three and nine month periods ended September 30, 2014 as compared with the prior year periods due to an increase in the number of subscribers of our satellite services to 5,322 as of September 30, 2014 from 5,127 as of September 30, 2013, an increase in average network utilization per satellite unit online, and price increases for satellite services.

CA-ROW cost of service revenue increased to $8.5 million and $24.6 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $5.6 million and $9.8 million, respectively, in the prior year periods primarily due to additional satellite transponders and teleports coming online throughout 2013 and 2014.

We expect cost of service revenue for CA-NA to increase in future periods due to increases in revenue share, billing and transaction expenses as our service revenue continues to increase. We expect the revenue share percentages under certain of our connectivity agreements to increase in future periods due to the occurrence of contractually stipulated triggering events that had yet to occur as of September 30, 2014. We currently estimate that such increases will amount to approximately 2% of the CA-NA segment’s service revenue. In addition, revenue share expense and average revenue share percentage may increase in future periods driven by growth in Gogo Vision and Gogo Signature Services. We believe that our network related expenses will increase to support the projected increased use and expansion of our network, which will include additional satellite coverage to support and/or supplement service in certain geographical areas. Additionally, we expect our maintenance costs to increase in future periods. However, a significant portion of our ATG network operations costs is relatively fixed in nature and does not fluctuate directly with revenue. As such, we expect total cost of service revenue in CA-NA to decline as a percentage of total service revenue as we realize efficiencies inherent in the scalability of our business.

We also expect to incur additional cost of service revenue in CA-ROW as we expand our business internationally, primarily related to our satellite service offerings but also due to additional revenue share, billing, transactional and network related expenses.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and nine month periods ended September 30, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2014 over
	2014	2013	2013
CA-NA	$902	$536	68.3%
BA	11,004	9,078	21.2%
CA-ROW	—	—	na

Total	$11,906	$9,614	23.8%

	For the Nine Months		% Change
	Ended September 30,		2014 over
	2014	2013	2013
CA-NA	$2,016	$922	118.7%
BA	28,503	24,376	16.9%
CA-ROW	—	93	(100.0%)

Total	$30,519	$25,391	20.2%

Cost of equipment revenue increased to $11.9 million and $30.5 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $9.6 million and $25.4 million, respectively, for the prior year periods. The increase occurred primarily within the BA segment due to shifts in product mix, an increase in warranty reserve due to additional units outstanding, a write-off of obsolete inventory related to legacy satellite systems and an increase in personnel costs within the production, technical support and quality assurance groups to support the growth of the business and new product offerings. We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 43.0% and 28.2% to $16.2 million and $46.1 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $11.3 million and $35.9 million, respectively, for the prior year periods, due primarily to an increase in the CA-ROW segment and to a lesser extent in the CA-NA and BA segments. Engineering, design and development expenses related to CA-ROW increased to $5.7 million and $16.5 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $2.3 million and $8.8 million, respectively, for the prior year periods, primarily due to increases in Supplemental Type Certificate (“STC”) related expenses for commercial aircraft under contract and an increase in expenses related to development of next generation products and technologies. Engineering, design and development expenses for the CA-NA segment increased 12.3% and 8.9%, respectively, for the three month and nine month periods ended September 30, 2014 as compared with the prior year periods due to the timing of costs incurred in connection with development of next generation products and technologies and to a lesser extent STCs. Engineering, design and development expenses for the BA segment increased 25.2% and 9.1%, respectively, for the three month and nine month periods ended September 30, 2014 as compared with the prior year periods due to the timing of costs incurred in connection with the development of next generation products and technologies and certifications.

We expect engineering, design and development expenses to increase in future periods as we continue to execute our technology roadmap, expand internationally and develop next generation products and technologies.

Sales and Marketing Expenses:

Sales and marketing expenses increased 36.1% and 31.9% to $10.4 million and $28.1 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $7.6 million and $21.3 million, respectively, for the prior year periods, due to increases in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated revenue increased to 10.0% and 9.4% for the three and nine month periods ended September 30, 2014, respectively, as compared with 8.9% and 9.0%, respectively, for the prior year periods. Sales and marketing expenses in the CA-NA segment increased 23.4% and 24.3% for the three and nine month periods ended September 30, 2014, respectively, over the prior year periods due to an increase in personnel expense to support the growth of the business and in marketing related activities. Sales and marketing expenses for the CA-ROW segment increased 77.0% and 58.2% for the three and nine month periods ended September 30, 2014, respectively, over the prior year periods due to increased customer care efforts in connection with the commercial launch of international service and building our international sales and marketing teams. Sales and marketing expenses in the BA segment increased 40.5% and 30.8% for the three and nine month periods ended September 30, 2014, respectively, over the prior year periods due to an increase in personnel expense to support the growth of the business, new product launches and the rebranding of our BA segment from Aircell to Gogo Business Aviation.

We expect our sales and marketing expenses to increase in future periods as we increase advertising and promotional initiatives for new product offerings and the commencement of our service on aircraft operated by new airline partners, focus on improving customer satisfaction, and expand programs to retain our existing users. We also expect sales and marketing expenses to increase in future periods as we support our continued international expansion. In addition, the commission component of sales and marketing expenses at BA will fluctuate with its equipment revenue. We expect consolidated sales and marketing expenses to remain relatively flat as a percentage of consolidated revenue in the near-term as we launch new airline partnerships but to decrease as a percentage of consolidated revenue in the long-term.

General and Administrative Expenses:

General and administrative expenses increased 11.8% and 17.8% to $21.1 million and $58.5 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $18.9 million and $49.7 million, respectively, for the prior year periods due to increases in all three segments. Consolidated general and administrative expenses as a percentage of total consolidated revenue decreased to 20.3% and 19.6% for the three and nine month periods ended September 30, 2014, respectively, from 22.1% and 21.1%, respectively, for the prior year periods.

The increase in the BA segment’s general and administrative expense of 47.6% and 57.1% for the three and nine month periods ended September 30, 2014, respectively, over the prior year periods was due primarily to an increase in personnel related expenses (including bonus and share-based compensation expense which are both included in general and administrative expense for all of BA’s employees) to manage the growth of the business and an increase in rent expense as we added additional office space. Additionally, general and administrative expenses for the nine month period ended September 30, 2013 included a settlement in connection with the Hawker Beechcraft bankruptcy under which we recovered $0.4 million in the period, while no such recovery was recorded in the current year.

The increase in CA-ROW segment’s general and administrative expenses of 52.1% and 46.0% for the three and nine month periods ended September 30, 2014, respectively, over the prior year periods was due primarily to an increase in personnel, travel and consulting expenses, all of which resulted from a ramp up in CA-ROW activities as we continued our international expansion.

The increase in the CA-NA segment’s general and administrative expenses of 0.5% and 6.9% for the three and nine month periods ended September 30, 2014, respectively, over the prior year periods was due primarily to an increase in contract labor, an increase in share-based compensation expense (all of CA-NA’s share-based compensation expense is included general and administrative expense), an increase in rent expense as we added additional office space and increases in audit, tax, and other compliance-related expenses as a result of becoming a public company, offset in part by a decrease in bonus expense (all of CA-NA’s employees bonus expense is included in general and administrative expense). The three month period ended September 30, 2014 included an increase in legal expenses while the nine month period ended September 30, 2014 included a decrease in legal expenses both of which were due to the timing of legal related matters.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue.

Segment Profit (Loss):

CA-NA’s segment profit increased to $5.5 million and $17.8 million for the three and nine month periods ended September 30, 2014, respectively, as compared with segment loss of $1.6 million and profit of $0.7 million, respectively, for the prior year periods. The increase in CA-NA’s segment profit for the three and nine month periods ended September 30, 2014 was due to increases in service revenue partially offset by increases in operating expenses, as discussed above.

BA’s segment profit increased 2.1% and 35.6% to $15.0 million and $46.9 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $14.6 million and $34.6 million, respectively, for the prior year periods. The increase in BA’s segment profit for the three and nine month periods ended September 30, 2014 was due to increases in service revenue and equipment revenue, partially offset by increases in operating expenses, as discussed above.

CA-ROW’s segment loss increased 75.9% and 107.0% to $19.4 million and $55.1 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $11.0 million and $26.6 million, respectively, for the prior year periods due to CA-ROW being in the start-up phase and our continued investment in this segment. The increase in CA-ROW’s segment loss was due primarily to the increases in operating expenses, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 24.5% and 15.4% to $17.0 million and $47.6 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $13.7 million and $41.2 million, respectively, for the prior year periods. The increase in depreciation and amortization expense was due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments and the expansion of our ATG network.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive satellite-based equipment on aircraft (primarily to service the CA-ROW segment), further expand our network, and complete the build out of our new office facilities.

Other (Income) Expense:

Other (income) expense and percent change for the three and nine month periods ended September 30, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2014 over
	2014	2013	2013
Interest income	$(11)	$(14)	(21.4%)
Interest expense	9,370	7,490	25.1%
Other income	(35)	(2)	1,650%

Total	$9,324	$7,474	24.8%

	For the Nine Months		% Change
	Ended September 30,		2014 over
	2014	2013	2013
Interest income	$(35)	$(47)	(25.5%)
Interest expense	23,999	21,780	10.2%
Fair value derivative adjustment	—	36,305	(100.0%)
Other expense (income)	28	(2)	n/a

Total	$23,992	$58,036	(58.7%)

Other expense was $9.3 million and $24.0 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $7.5 million and $58.0 million, respectively, for the prior year periods. The increase in interest expense during the three and nine month periods ended September 30, 2014 versus the prior year period was due to higher average debt levels outstanding during the current year as compared with the prior year. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information. This increase in interest expense was partially offset by a decrease in fees not paid directly to our lenders for the amendments to the Senior Term Facility that we entered into on April 4, 2013 and July 30, 2014 which were treated as interest expense. See Note 9, “Interest Costs” in our unaudited condensed consolidated financial statements for additional information related to our interest expense. The nine month period ended September 30, 2013 included fair value derivative adjustments associated with the liquidation preference in our previously outstanding Class A Senior Convertible Preferred Stock, which provided for a minimum return upon a Deemed Liquidation Event such as our Initial Public Offering which occurred in June 2013. We had no such activity in the current year.

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

Income Taxes:

The effective income tax rate for the three and nine month periods ended September 30, 2014 was (1.2%) and (1.6%), respectively, as compared with (1.9%) and (1.0%), respectively, for the prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three month periods ended September 30, 2014 and 2013 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

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

Additionally, we believe the exclusion of stock-based compensation expense from Adjusted EBITDA is appropriate given the significant variation in expense that can result from using the Black-Scholes model to determine the fair value of such compensation. The fair value of our stock options as determined using the Black-Scholes model varies based on fluctuations in the assumptions used in this model, including inputs that are not necessarily directly related to the performance of our business, such as the expected volatility, the risk-free interest rate and the expected life of the options. Therefore, we believe the exclusion of this cost provides a clearer view of the operating performance of our business. Further, stock option grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. While we believe that investors should have information about any dilutive effect of outstanding options and the cost of that compensation, we also believe that stockholders should have the ability to consider our performance using a non-GAAP financial measure that excludes these costs and that management uses to evaluate our business.

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

Adjusted Net Loss Per Share represents net loss attributable to common stock per share—basic and diluted, adjusted to reflect the number of shares of common stock outstanding as of September 30, 2014 under our current capital structure, after giving effect to the initial public offering and the corresponding conversion of shares of preferred stock outstanding. We present Adjusted Net Loss Per Share to provide investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance considering our current capital structure and the shares outstanding following our IPO on a consistent basis.

Cash CAPEX represents capital expenditures net of airborne equipment proceeds received from the airlines and incentives paid to us by landlords under certain facilities leases. We believe Cash CAPEX provides a more representative indication of our liquidity requirements with respect to capital expenditures, as under certain agreements with our airline partners we are reimbursed for all or a substantial portion of the cost of our airborne equipment, thereby reducing our cash capital requirements.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(24,899)	$(18,718)	$(60,427)	$(123,746)
Interest expense	9,370	7,490	23,999	21,780
Interest income	(11)	(14)	(35)	(47)
Income tax provision	292	346	954	888
Depreciation and amortization	17,016	13,664	47,585	41,218

EBITDA	1,768	2,768	12,076	(59,907)
Fair value derivative adjustments	—	—	—	36,305
Class A and Class B senior convertible preferred stock return	—	—	—	29,277
Accretion of preferred stock	—	—	—	5,285
Stock-based compensation expense	2,914	1,385	6,732	3,168
Amortization of deferred airborne lease incentives	(3,526)	(2,108)	(9,214)	(5,444)

Adjusted EBITDA	$1,156	$2,045	$9,594	$8,684

Adjusted Net Loss and Adjusted Net Loss Per Share:
Net loss attributable to common stock (GAAP)	$(24,899)	$(18,718)	$(60,427)	$(123,746)
Fair value derivate adjustments	—	—	—	36,305
Class A and Class B senior convertible preferred stock return	—	—	—	29,277
Accretion of preferred stock	—	—	—	5,285

Adjusted Net Loss	$(24,899)	$(18,718)	$(60,427)	$(52,879)

Basic and diluted weighted average shares outstanding (GAAP)	85,226	84,097	85,103	35,521
Adjustment of shares to our current capital structure	—	—	—	49,582

Adjusted shares outstanding	85,226	84,097	85,103	85,103

Adjusted Net Loss Per Share – basic and diluted	$(0.29)	$(0.22)	$(0.71)	$(0.62)

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(40,527)	$(27,906)	$(109,513)	$(94,015)
Change in deferred airborne lease incentives (2)	4,722	1,323	12,610	8,118
Amortization of deferred airborne lease incentives (2)	3,475	2,108	9,005	5,444
Landlord incentives	2,496	—	2,496	—

Cash CAPEX	$(29,834)	$(24,475)	$(85,402)	$(80,453)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives and related amortization associated with STCs for the three and nine months ended September 30, 2014 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;

•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;

•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;

•	Adjusted EBITDA does not reflect non-cash components related to employee compensation;

•	Adjusted Net Loss and Adjusted Net Loss Per Share do not reflect our preferred stock related components or the actual outstanding common shares of our then existing capital structure for the periods presented;

•	Cash CAPEX does not reflect the full extent of capital investments we have made in our operations; and

•	other companies in our or related industries may calculate these measures differently from the way we do, limiting their usefulness as comparative measures.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$18,860	$2,572
Net cash used in investing activities	(111,981)	(102,816)
Net cash provided by financing activities	70,009	272,376
Effect of foreign exchange rate changes on cash	(24)	(17)

Net increase (decrease) in cash and cash equivalents	(23,136)	172,115
Cash and cash equivalents at the beginning of period	266,342	112,576

Cash and cash equivalents at the end of period	$243,206	$284,691

We have historically financed our growth and cash needs primarily through the issuance of common stock, non-convertible debt, senior convertible preferred stock, convertible debt, term facilities and cash from operating activities.

Senior Term Facility:

On July 30, 2014, Gogo Intermediate Holdings LLC, Gogo Business Aviation LLC, f/k/a Aircell Business Aviation Services LLC (“GBA”), and Gogo LLC, as borrowers (the “Borrowers”), entered into an Amendment and Restatement Agreement (the “Amendment”) to the Credit Agreement dated as of June 21, 2012 and amended on April 4, 2013 (the “Amended Senior Term Facility”) among the Borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We refer to the Amendment and the Amended Senior Term Facility collectively as the “Amended and Restated Senior Term Facility.”

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”). Pursuant to the Amendment, we borrowed an additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). We received net cash proceeds from the Tranche B-2 Loans of $72.4 million following the payment of debt issuance fees of $2.6 million. As of September 30, 2014 and December 31, 2013, we had $311.0 million and $240.8 million outstanding under the Amended and Restated Senior Term Facility, respectively.

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

The credit agreement executed in connection with our Amended and Restated Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of GBA only. This calculation is made at the end of each fiscal year, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on GBA’s debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates triggers the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our consolidated balance sheets. We had no such mandatory prepayment classified as a current liability as of September 30, 2014.

We may voluntarily prepay the loans subject to conditions, prices and premiums as follows:

(i)	On and prior to December 21, 2015, we may prepay the loans at par plus (a) 3.0% of the principal amount of the loans prepaid and (b) a “make whole” premium based on a discounted present value of the interest and principal payments due on such prepaid loans through December 21, 2015;

(ii)	After December 21, 2015 but prior to December 21, 2016, we may prepay the loans at par plus 3.0% of the principal amount of loans prepaid;

(iii)	On and after December 21, 2016, we may prepay the loans at par.

Interest; Fees

The interest rates applicable to the Tranche B-1 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of September 30, 2014, all loans were outstanding as three month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We will pay customary fees in respect of the Amended and Restated Senior Term Facility.

We paid $19.6 million of loan origination fees and financing costs related to the Amended Senior Term Facility, all but $3.0 million of which has been accounted for as deferred financing costs. The $3.0 million of fees that were not accounted for as deferred financing costs were fees not paid directly to the lenders in connection with the amendment in April 2013 and were expensed to interest expense. We paid $2.6 million of loan origination fees and financing costs related to the Amendment executed in July 2014, all but $1.1 million of which have been accounted for as deferred financing costs. The $1.1 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the Amendment in July 2014 and were expensed as interest expense. See Note 9, “Interest Costs,” in our unaudited condensed consolidated financial statements for additional details. Total amortization expense of the deferred financing costs was $0.8 million and $2.5 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $0.8 million and $2.0 million, respectively, for the prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2014, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $12.0 million, which was included as a separate line in our unaudited condensed consolidated balance sheet.

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

Alaska Financing:

On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. As of September 30, 2014 and December 31, 2013, we had $1.1 million and $1.5 million, respectively, outstanding under the Alaska Facility. No further draws can be made under the Alaska Facility and principal amounts outstanding are payable in quarterly installments until November 12, 2016, or can be prepaid at any time without premium or penalty at our option. The Alaska Facility is secured by a first-priority interest in our cell tower leases and other personal property located at the cell sites in Alaska.

Letters of Credit:

We maintain several letters of credit totaling $7.9 million and $5.4 million as of September 30, 2014 and December 31, 2013, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our existing office locations in Itasca, Illinois; Bensenville, Illinois; and Broomfield, Colorado; and our future office location in Chicago, Illinois.

Liquidity:

We believe that our near and long term liquidity needs will increase and that cash and cash equivalents on hand as of September 30, 2014, together with our other sources of cash, will be able to support our anticipated capital expenditures, as well as increased operating costs in connection with our international expansion. Although we can provide no assurances, we currently believe that cash and cash equivalents on hand (including the additional borrowings under the Amendment) should be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including upgrading certain aircraft operated by our airline partners to our ATG-4 service, costs related to international expansion and certain costs associated with satellite or other technologies. We have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenues in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as the availability and costs associated with next-generation technologies and costs related to international expansion. We currently believe that cash on hand and, if necessary, additional equity financings or the incurrence of additional debt as permitted under the credit agreement governing our Amended and Restated Senior Term Facility, will be sufficient to meet our liquidity needs in the longer-term, including our anticipated international expansion. The credit agreement governing the Amended and Restated Senior Term Facility contains covenants that restrict the ability of Gogo Intermediate Holdings LLC, GBA and Gogo LLC to incur additional indebtedness generally, subject to certain enumerated exceptions, and to undertake certain equity financings through the issuance of certain types of preferred stock. As a result, we may be unable to finance growth of our business to the extent that our cash on hand and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of common equity or through permitted sales of preferred equity or debt.

Cash flows provided by (used in) Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Net loss	$(60,427)	$(89,184)
Non-cash charges and credits	58,879	83,416
Changes in operating assets and liabilities	20,408	8,340

Net cash provided by (used in) operating activities	$18,860	$2,572

For the nine month period ended September 30, 2014, cash provided by operating activities was $18.9 million as compared with $2.6 million for the prior year period. The principal contributors to the increase in operating cash flows were:

•	A $12.1 million increase in cash flows related to changes in operating assets and liabilities resulting from:

•	An increase in cash flows due to the following:

•	Changes in CA-ROW deferred airborne lease incentives due to the commencement of airborne equipment installations for the segment at the end of 2013 and additional installations in the first nine months of 2014; and

•	Changes in CA-NA and BA’s accounts payable and prepaid expense and other current assets primarily due to the timing of payments;

•	Payment of satellite service deposits in CA-ROW during 2013 while no such payments were made in 2014;

•	Changes in CA-NA and BA’s deferred rent due to the commencement of the new facilities leases during 2014; and

•	Changes in BA’s accounts receivable due to accounts receivable increasing more during the first nine months of 2013 as compared with the first nine months of 2014.

•	Partial offsets to the above due to decreases in cash flows from the following:

•	Changes in CA-NA’s deferred airborne lease incentives due to a decrease in the number of installations as compared with the prior year and an increase in the amortization of deferred airborne lease incentives;

•	Changes in CA-NA’s accounts receivable due to the building of receivable balances from our airline partners the first nine month of 2014 as compared to the collection of a large receivable during the first nine months of 2013 that was outstanding at the end of 2012;

•	Changes in CA-NA and BA’s accrued liabilities due to the timing of payments to our vendors; and

•	Changes in CA-NA’s accrued revenue share due to increases in outstanding accrued revenue during the first nine months of 2013 as compared to the first nine months of 2014.

•	A $4.2 million decrease in net loss adjusted for non-cash charges and credits that was due primarily to increases in the CA-NA and BA segments’ service revenues partially offset by increased spending in all three segments, as noted above under “—Results of Operations,”

We anticipate cash flows from changes in operating assets and liabilities to be positively impacted in 2014 by increases in deferred airborne lease incentives and incentives payable to us by landlords under certain facilities leases, which we estimate will range from $55 million to $70 million for the year ended December 31, 2014.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “—Capital Expenditures” below.

Also included in investing activities for the nine month period ended September 30, 2013 was $9.3 million related to the Airfone acquisition. See Note 7, “Airfone Acquisition” in our 2013 10-K for additional information.

Cash flows provided by (used in) Financing Activities:

Cash provided by financing activities for the nine month periods ended September 30, 2014 was $70.0 million primarily due to proceeds from the Amended and Restated Senior Term Facility of $75.0 million and proceeds from the exercise of stock options of $2.8 million partially offset by payments on our debt facilities and capital leases of $6.3 million and the payment of debt issuance costs of $1.5 million.

Cash provided by financing activities for the nine month period ended September 30, 2013 was $272.4 million primarily due to proceeds from the IPO, net of offering costs, of $170.3 million, proceeds from the Amended Senior Term Facility of $113.0 million partially offset by $7.0 million of related debt issuance costs, and principal payments on the Senior Term Facility and Alaska Facility of $4.5 million.

Capital Expenditures

Our operations continue to require significant capital expenditures primarily for technology development, equipment, and capacity expansion. A substantial portion of the capital expenditures by the CA-NA segment is associated with the installation and the supply of airborne equipment to our airline partners, which correlates directly to the roll out and/or upgrade of service to our airline partners’ fleets. Capital spending is also associated with the expansion of our ATG network and data centers and includes site acquisition, design, permitting, network equipment and construction costs. Capital expenditures related to data centers are for additional equipment such as servers and IP routers. We also capitalize software development costs related to network technology solutions, the Gogo platform and new product/service offerings.

Capital expenditures for the nine month periods ended September 30, 2014 and 2013 were $109.5 million and $94.0 million, respectively. The increase in capital expenditures was due to an increase in airborne equipment purchases for the CA-ROW and CA-NA segments, increased capitalized software, the purchase of a new aircraft to be used for testing our systems and the build out of our new office location in Broomfield, CO.

We anticipate an increase in capital spending in 2014 and estimate capital expenditures for the year ended December 31, 2014 will range from $155 million to $190 million as we increase the number of airborne equipment installations, execute our international expansion strategy, upgrade certain aircraft operated by our airline partners to ATG-4 and build out our new office facilities. We expect our capital expenditures, net of deferred airborne lease incentives and landlord lease incentives as noted above, for the year ended December 31, 2014 to range from $100 million to $120 million.

Contractual Commitments: We have agreements with airborne equipment vendors under which we have remaining commitments to purchase $7.8 million in satellite based systems and development services as of September 30, 2014. Such commitments will become payable as we receive the equipment and are provided the development services.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $7.9 million in 2014 (October through December), $33.4 million in 2015, $33.3 million in 2016, $31.8 million in 2017, $15.2 million in 2018 and an amount less than $0.1 million in 2019.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $2.1 million and $6.1 million for the three and nine month periods ended September 30, 2014, respectively, as compared with $1.4 million and $4.2 million, respectively, for the prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $2.2 million and $6.5 million for the three and nine month periods ended September 30, 2014, respectively, as compared to $1.9 million and $5.5 million, respectively, for the prior year periods.

The revenue share paid to our airline partners represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentive discussed above. Such rental expense totaled a net charge of $9.5 million and $29.2 million for the three and nine month periods ended September 30, 2014, respectively, as compared to $8.6 million and $24.0 million, respectively, for the prior year periods. See Note 10, “Leases,” in our unaudited condensed consolidated financial statements for additional information.

One contract with one of our airline partners requires us to provide our airline partner with a cash rebate of $1.8 million in June 2014 and, if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. The annual cash rebate payment payable as of June 2014 had yet to be made as of September 30, 2014.

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

Our exposure to market risk is currently confined to our cash and cash equivalents and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, certificates of deposit, money market funds and corporate debt securities. Our cash and cash equivalents as of September 30, 2014 and December 31, 2013 included amounts in bank checking account and liquid certificates of deposit with short term maturities. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents and interest expense on our long-term debt. Our cash and cash equivalents as of September 30, 2014 and December 31, 2013 included amounts in bank checking accounts and liquid certificates of deposit. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio, would have reduced interest income and increased interest expense for the three and nine month periods ended September 30, 2014 and 2013 by an immaterial amount.

Fixed Rate Debt: On September 30, 2014 and December 31, 2013, we had $1.1 million and $1.5 million aggregate principal amount of fixed rate debt outstanding under the Alaska Facility, respectively, which approximated fair value. If interest rates were 10% higher than the stated rate, the fair value of the Alaska Financing would have changed by an immaterial amount as of September 30, 2014 and December 31, 2013.

Variable Rate Debt: The interest rates applicable to the Tranche B-1 Loans (as defined in Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements) are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans (as defined in Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements) are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of September 30, 2014, all loans were outstanding as three month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. As of September 30, 2014, the LIBOR Rate was more than 100 basis points below the floor described above. As a result, the fair value of the Amended and Restated Senior Term Facility will not change until both the LIBOR Rate and the applicable base rate exceeds the applicable floors. However, if the interest rate were to increase or decrease by 100 basis points on our outstanding loans, the fair value of the Amended and Restated Senior Term Facility would increase or decrease by approximately $20.5 million.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

On February 13, 2014, Carucel Investments, LP filed suit against us in the United States District Court for the Southern District of Florida alleging infringement of several patents in the field of mobile communication systems and seeking unspecified damages and injunctive relief. On July 28, 2014, the plaintiff filed an amended complaint naming Delta Air Lines, American Airlines and several Business Aviation dealers as additional defendants and adding an additional patent to the list of patents we and other defendants are allegedly infringing. We are obligated under our contracts to indemnify our co-defendants for defense costs and any damages arising from the suit. On October 21, 2014, the case was dismissed with prejudice.

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

Date: November 10, 2014

/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Norman Smagley
Norman Smagley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)