Form 10-K
period 2014-12-31
Gogo Inc.
filed 2015-02-27
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,089,961,929 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of February 17, 2015, 85,312,619 shares of $0.0001 par value common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 16, 2015 are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

Gogo Inc.

INTRODUCTORY NOTE

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 references to: (i) “we,” “us,” “our,” “Gogo,” or the “Company” refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the term means only Gogo Inc. exclusive of its subsidiaries; (ii)“CA business” refers to our commercial aviation North American, or CA-NA, segment and our commercial aviation rest of world, or CA-ROW, segment, taken as a whole and (iii) “fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2014. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, international expansion, future technologies, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Annual Report on Form 10-K. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially under “Risk Factors,” “Quantitative and Qualitative Disclosures about Market Risk,” and “Management’s Discussion and Analysis” in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Item 1.	Business

Who We Are

Gogo’s mission is to advance aviation by connecting every aircraft with the most trusted communications services on and above our planet. We believe that internet connectivity will transform the global aviation industry by providing real-time information to meet the needs of connected aircraft and that we are well-positioned to lead this transformation.

Gogo is a leading aero communications service provider for the global aviation industry and the only telecommunications company focused exclusively on the unique requirements of connected aircraft. Our commercial aviation business, which operates through our North America (“CA-NA”) and Rest of World (“CA-ROW”) segments, provides connectivity-based solutions that enable our airline partners to differentiate their service offerings, increase passenger satisfaction, unlock new revenue streams and achieve operational efficiencies. Our business aviation segment (“BA”) offers a broad suite of in-flight internet connectivity and other voice and data communications products and services under our Gogo Business Aviation (formerly Aircell) brand to the business aviation market.

Our full fleet solutions enable our airline partners and business aircraft owners and operators to benefit from connected aircraft by delivering in-flight connectivity-based services to passengers and connecting the aircraft and its crew with ground-based operations. We currently provide services on approximately 9,000 aircraft, which represents more than 20% of the world’s total commercial and business jet aircraft. Our scale position supports excellence in operational execution, as well as what we believe to be an industry-leading research and development program that enables us to pioneer groundbreaking technologies for the global aviation industry.

What We Offer

We provide a compelling suite of connectivity solutions and other services to commercial airlines and business aircraft owners and operators, including:

•	Global Network Solutions. We have the broadest array of connectivity solutions in the commercial and business aviation markets, which gives us the unique ability to offer the right solution for each aircraft type and route. Our technology suite is designed to meet the cost, capacity, coverage and reliability requirements of airlines, aircraft owners and operators and their passengers around the world and includes our near-global satellite network, which supports the globalization of our business. We believe that this broad suite of network solutions enables us to provide equipment to more aircraft and full fleet solutions to more airlines than our competitors. We also believe that airlines, aircraft owners and operators and passengers value the availability and consistency of full fleet solutions.

•	ATG/ATG-4: Our air-to-ground (“ATG”) offerings are available to commercial and business aircraft flying routes in the continental United States, Alaska and portions of Canada using our ATG and ATG-4 technologies. Through CA-NA and BA, we offer our proprietary ATG/ATG-4 broadband internet connectivity services, which provide peak speeds to the aircraft of 3.1 Mbps and 9.8 Mbps, respectively. Our ATG/ATG-4 technologies offer a number of advantages as compared to satellite technologies for aircraft not flying over large bodies of water, in particular smaller commercial aircraft, including regional jets, and business aircraft. These advantages include, lower bandwidth costs, a lower equipment profile and less weight, which reduces aircraft drag and fuel burn and associated operating costs, and lower equipment and installation costs. Our BA business provides our ATG broadband internet connectivity service, marketed as Gogo Biz, with equipment small and light enough for virtually any aircraft.

•	Ku/2Ku: Our near-global Ku-band satellite service is capable of delivering peak speeds of up to 50 Mbps and utilizes capacity from satellite operators, such as SES and Intelsat. Our next generation global satellite solution, 2Ku, was introduced to the market in 2014 and is expected to be commercially available by the end of 2015. 2Ku employs two low-profile, highly efficient satellite antennas (one for transmission to the aircraft and the other for transmission from the aircraft) that provide twice the spectral efficiency of our Ku-band service, and results in less drag and fuel burn as compared to other satellite alternatives. Our 2Ku satellite antennas can be used in conjunction with all Ku-band satellites in operation today and are designed to work with spot beam and other high capacity Ku-band satellites to be launched in the future without the installation of new antennas. We expect 2Ku to provide peak speeds of up to 70 Mbps to the aircraft, based on current Ku-band satellite technology, with peak speeds of up to 100 Mbps expected following the introduction of spot beam satellites. We also expect 2Ku to be capable of delivering live television and other broadcast services to passengers.

•	Global Xpress: Our Ka-band satellite solution is expected to be available via Inmarsat’s Global Xpress service, for which we are a distribution partner, and is expected to deliver peak speeds of up to 50 Mbps. Two of the three Global Xpress satellites have been successfully launched and we currently expect to offer the service to commercial airlines following the launch of the remaining satellite when service is made available by Inmarsat.

•	Iridium and SwiftBroadband (SBB): Our satellite telecom services for business aircraft and commercial aircraft with lower bandwidth needs are comprised of our Iridium-based and SBB—based systems. We are the largest reseller of Iridium satellite service to the business aviation market, with the service capable of delivering peak speeds of up to 2.4 Kbps. Our SBB satellite network provides near global coverage and is supported by three geostationary (Inmarsat I-4) satellites in orbit and is capable of delivering peak data transmission rates of up to 432 Kbps.

•	Equipment and Equipment Related Services. We offer a complete package of airborne equipment for our ATG/ATG-4 and satellite services. For commercial aviation, we also offer installation, certification and maintenance services. We are required by the Federal Aviation Administration (“FAA”) to secure the necessary Supplemental Type Certificates (“STC”) for each aircraft type operated by each airline partner on whose aircraft our equipment will be installed, and foreign aviation authorities have similar requirements. Our ATG/ATG-4 equipment can be installed overnight, so the aircraft does not go out of service, and we believe that we complete satellite installations more quickly than our competitors. In early 2014, Boeing agreed to line-fit provisions for our ATG-4 technology, which will allow Gogo equipment to be installed on certain commercial aircraft models currently in production. In late 2014, Gogo entered into a technical services agreement with Boeing as an initial step for line-fit installations of our in-cabin wireless network, Gogo Vision and Ku-band satellite technologies. We offer equipment repair and replacement services for all of our airline partners and are available to provide aircraft maintenance services upon request.

Our BA business offers a number of hardware solutions, including the UCS 5000 system, business aviation’s first all-in-one smart router and media server, which is a single system that orchestrates, manages, and delivers connectivity, entertainment, and information services, while managing multiple networks. UCS 5000 works with Gogo Biz and supports Gogo Text & Talk. BA also offers Gogo OnePhone, which provides superior voice quality and noise reduction, is easy to use and is designed to complement business aircraft interiors.

•	Passenger Services

•	Passenger Connectivity. Our Gogo connectivity service (“Gogo Connectivity”) allows passengers in the commercial and business aviation markets to connect to the internet in-flight from their personal Wi-Fi enabled devices to browse the web, send and receive email and instant messages, access corporate VPNs and utilize other connectivity-based applications. Among these applications, Gogo Connectivity provides access to Gogo Text & Talk, which allows passengers to use their own smartphones, numbers and contact lists to send and receive text messages and, where permitted, to make voice calls while in flight. We offer a variety of passenger access, billing and pricing options tailored to various devices, routes and session durations, in addition to monthly and annual subscriptions.

•	Passenger Entertainment. Through Gogo Vision, our video-on-demand product accessible from passengers’ personal Wi-Fi enabled devices, we offer passengers in the commercial and business aviation markets the opportunity to enjoy a selection of in-flight entertainment options, which currently includes on-demand movies and television shows. Our Gogo Vision product permits business aircraft operators in North America to receive content updates at select Signature Flight Support locations through our Gogo Cloud content distribution network.

•	Portal Content. In addition to providing access to connectivity and entertainment, Gogo works with airlines and media partners to provide passengers access to a broad range of products and services including travel sites, flight tracker, destination-based information and event ticketing, weather information and e-commerce. Our in-flight portal provides our media partners with direct access to an attractive, high-value, targeted, and undistracted audience. Our media partner solutions include digital marketing campaigns, sponsorships, and e-commerce, whereby the partner pays for ad placement and we earn revenue share on transactions made through the portal. Further, through the whitelisting of certain of our media partners’ websites, passengers can access these sites without purchasing a connectivity session.

•	Airline/Owner/Operator Services

•

Account Support. Our equipment sales and in-flight connectivity and entertainment services are accompanied by robust customer support. In commercial aviation, we have dedicated account and program management teams to support each airline partner’s objectives, such as driving awareness, increasing take rates and providing regular reporting of system performance and service statistics. In BA, we have dedicated customer service, technical support and sales and engineering support teams committed to supporting our global customer base. In 2014, our BA business was recognized by Aviation International News for the fourth year in a row as providing the best customer support among cabin electronics providers in the business aviation market.

•	Network Monitoring and Management Services. We provide end-to-end solutions to our airline partners, saving them time and money. Our Network Operations Center (NOC) is the central location monitoring daily network operation and provides management and surveillance of network performance 24 hours a day, 365 days a year. Irrespective of the technology employed, our customized airborne network components together with our data center network nodes allow us to actively manage data traffic in order to maintain the speed and quality of the Gogo service through sophisticated bandwidth management.

•	Passenger Support Services. Our passenger connectivity services are supported by a variety of services and expertise, such as designing and implementing passenger access and pricing options and serving as the merchant of record for customer payments, including credit card processing. We are the only in-flight connectivity or entertainment provider to provide in-flight customer support. Our customer care contact center provides real-time support and customer service to passengers in-flight and consumers and enterprise customers on the ground 24 hours a day, 365 days a year, via real-time chat or email.

•	Portal Design, Development and Hosting. We are able to develop, deliver, maintain and host a customized multi-language, multi-currency portal for our airline partners. Through our customized portal, we have developed a real-time, in-flight ad serving solution which enables us to provide destination specific content, messaging and merchandising.

•	Operations-Oriented Communications Services.

•	These services provide commercial airlines and business aircraft owners and operators the ability to use applications requiring connectivity that improve the passenger experience and enhance operational efficiency. For example, our network currently supports real-time credit card processing for passenger food and beverage purchases on commercial aircraft and pilots’ access to real-time weather information. Further, our BA business offers next generation Future Air Navigation System (“FANS”) over Iridium which allows flight crews and air traffic controllers to exchange safety-sensitive information via a digital data link and enables automated position reporting via the aircraft’s flight management system. FANS assists flight crews in obtaining preferential altitudes and routing to improve efficiency, reduce fuel consumption and save flight time. Our commercial airline partners and business aircraft owners and operators are increasingly demanding new applications that collect, analyze and transmit real-time performance and other data and view them as a competitive advantage. As the range and capabilities of such applications further develop and become available, we believe that we will be well positioned to capitalize on this market demand.

Our Business Segments and their Customers

Our business is conducted through three segments: CA-NA, CA-ROW (together with CA-NA, “commercial aviation” or “CA”) and BA.

•

CA-NA. Through CA-NA, we currently offer our broad range of connectivity-based services to commercial airlines flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico primarily through our ATG network, using our ATG and ATG-4 technologies on commercial aircraft operated by Delta Air Lines, American Airlines, US Airways, Alaska Airlines, Virgin America, United Airlines and Air Canada pursuant to long-term agreements. As of December 31, 2014, CA-NA had 2,098 aircraft online, 1,419 of which were equipped with ATG and 679 of which were equipped with ATG-4, and Gogo Vision was in operation on 1,375 of such aircraft. This segment generated revenues of $ 250.8 million, $199.1 million and

$134.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. CA-NA segment profit was $26.0 million for the year ended December 31, 2014 and segment loss was $1.3 million and $12.2 million for the years ended December 31, 2013 and 2012, respectively.

•	CA-ROW. Through CA-ROW, we offer our entertainment and satellite-based connectivity services to foreign-based commercial airlines and international flights of North American-based commercial airlines and provide network monitoring and management services to our airline partners. We currently provide Ku-band based connectivity services to commercial aircraft operated by Delta Air Lines and Japan Air Lines. As of December 31, 2014, our CA-ROW segment had 85 aircraft online and 26 aircraft were in operation with Gogo Vision. This segment generated revenues of $2.1 million, $1.6 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. CA-ROW segment loss was $78.1 million, $41.0 million and $14.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. These results reflect that our CA-ROW business is in the start-up phase, as we launched commercial international service in March 2014.

In August 2014, we signed a long-term agreement with AeroMexico, pursuant to which our 2Ku solution will be installed on a portion of its fleet and Gogo Vision will be installed on its domestic regional fleet. In December 2014, we signed a long-term agreement with Virgin Atlantic Airlines, pursuant to which a significant portion of Virgin Atlantic’s fleet will be retrofitted with our 2Ku solution, making it the first European airline to partner with Gogo.

In February 2015, Delta Air Lines selected Gogo to provide 2Ku on more than 250 aircraft flying domestic, Latin American and Caribbean routes, with installations expected to begin by 2016, and on certain aircraft in its international fleet as such aircraft are delivered. In addition, Delta intends to partner with us in launching a next generation air-to-ground technology. We are currently exploring various options with respect to developing and implementing a next generation air-to-ground technology and intend to intensify the planning and design of such technology in the near term.

•	BA. Through BA, we offer a broad suite of in-flight internet connectivity and other voice and data communications products and services under our Gogo Business Aviation brand to the business aviation market. We are the only provider of both equipment and services for three of the primary connectivity network services in the business aviation market: Gogo Biz, which delivers broadband internet connectivity over our proprietary ATG network, and the Iridium and SBB satellite networks. BA’s customers include original equipment manufacturers of business aircraft such as Cessna, Gulfstream, Bombardier, Learjet, Dassault, Embraer and Beechcraft, leading aftermarket dealers and all of the largest fractional jet operators including NetJets, Flexjet and Flight Options. We have a distribution network of more than 175 independent certified dealers that serve locations in the U.S., Europe, Africa, South America and Asia. Since 2009, BA has evolved from primarily a hardware sales business to a provider of integrated equipment, network and services solutions. As of December 31, 2014, we had 2,797 Gogo Biz broadband systems online and 5,377 satellite systems online. This segment generated revenues of $155.6 million, $127.5 million and $98.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. BA segment profit was $63.0 million, $50.7 million and $35.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Growth Strategy

Our mission is to advance aviation by connecting every aircraft, using the following strategies:

Increase Number of Gogo-connected Aircraft

•

Commercial Aviation. As of December 31, 2014, Gogo served 2,183 of the approximately 19,200 existing global commercial aircraft. We have contracts to install approximately 880 additional aircraft in North America (with approximately 200 deinstallations expected to occur by the end 2018 due to aircraft retirements) and approximately 220 additional aircraft outside of North America. We plan to leverage our unique ability to cost-effectively equip each commercial aircraft type in an airline’s fleet to increase the number of Gogo-equipped aircraft, targeting full-fleet availability of the Gogo service for all of our airline partners. We continue to pursue this significant global growth opportunity by leveraging our strong commercial aviation partnerships, broad technology platform and operational expertise. We have a global sales force and an operational near-global Ku-band network that currently provides coverage approximately 200 countries and territories. Our 2Ku service is scheduled to deploy in the second half of 2015. Two airline partners have contracted to install 2Ku on a long-term basis and one airline partner has agreed to a 2Ku trial. In addition, three other airlines have announced their intent to install 2Ku on either a long-term or a trial basis.

Further, we offer attractive business models to our airline partners, including a turnkey solution where we provide the airline with the full range of our services and the airline-directed model, where the airline has the ability to determine which of our many end-to-end solutions it wants Gogo to provide and which services it wants to provide itself.

•	Business Aviation. As of December 31, 2014, the business aviation market was comprised of over 22,000 business aircraft in North America and approximately 7,500 business aircraft in the rest of the world. As of December 31, 2014, we had 2,797 Gogo Biz broadband systems online and 5,377 satellite systems online. We believe our integrated combination of equipment, networks, services and support is unmatched in its breadth by any competitor. We plan to leverage our existing ATG network to expand in North America and use Inmarsat SBB and Global Xpress to grow our business internationally. In 2014, we rolled out our next generation Iridium satellite communication solution, ST4300, which is our most advanced Iridium-based communications solution, combining voice, narrowband data and cockpit data link services into a single unit. It allows business aircraft operators to configure cabin and flight deck communications based on their specific needs and budgets. It also provides global service coverage—on the ground and in the air.

Increase Revenue per Aircraft

We believe the needs of connected aircraft will continue to drive average revenue per aircraft (“ARPA”) and that passenger connectivity is currently the most important component in this calculation. Over time, we expect ARPA will also be driven by the use of operational applications as they become a more important factor in total revenue. We believe additional capacity is critical to growing APRA.

Our strategies for increasing passenger revenue include the following:

•	Increase Passenger Use of Connectivity. Our connectivity services are compatible with a broad range of Wi-Fi enabled devices, including tablets, laptops, notebooks, smartphones and e-readers. We intend to increase our connectivity take rate through the following:

•	Increase Network Capacity. We have been executing on our technology roadmap through our on-going deployment of ATG-4, which will increase CA-NA network capacity and support greater passenger use and the growing demand for our connectivity-based services. We expect that our 2Ku technology, through its innovative design and greater spectrum efficiency, will increase the number of users that can access our service following its launch in the second half of 2015.

•

Increase Flexible Pricing and Payment Options. In our CA business, in order to appeal to a broad spectrum of travelers, we intend to continue to tailor our pricing and access options to various devices, routes, session durations and products. In CA, passengers can utilize Gogo Connectivity by registering and paying for in-flight connectivity sessions that are offered in a variety of formats: time-based passes, route-based passes, day passes or subscription products. We offer the ability to purchase in-flight, on the ground through Gogo’s website and certain of our airline partners’ websites, and through other third parties. Gogo Connectivity is also available to airline passengers through roaming partners (Gogo Connectivity sold to ground-based Wi-Fi internet providers or gateways who resell to their customers) and on a wholesale basis (Gogo Connectivity sold to companies who in turn make Gogo Connectivity available through customer loyalty programs or as incentives for their direct customers). Additionally, we accept alternative payment methods in addition to credit cards, which gives our customers’ additional flexibility.

Through BA, we expect to continue to offer flexible pricing for our broadband and voice services, allowing aircraft operators and owners various options based on data usage, flight frequency and number of aircraft serviced. For example, we provide our Gogo Biz service to business aircraft operators and owners on fixed usage or unlimited monthly service plans and in 2014, we introduced SBB airtime programs, which include a wide variety of SBB data and voice plans and a large selection of value-added services and self-care tools.

•	Increase Deployment and Usage of Entertainment and Other Content Services. We currently plan to increase the number of commercial aircraft equipped with Gogo Vision from more than 1,800 aircraft at December 31, 2014 to approximately 2,200 aircraft by the end of 2015. We also intend to continue to expand the library of on-demand movies and television shows available through Gogo Vision by further collaborating with movie studios, television networks and other content providers. In 2014, we launched “Delta Studio” with Delta Air Lines, a custom wireless in-flight entertainment product leveraging the Gogo Vision platform, to offer passengers in premium seats access to all content free of charge, while economy passengers will have access to selected titles free of charge. Our seat selection technology integrates with Delta’s flight records through an application program interface and delivers the appropriate content when a passenger enters his or her name and seat number.

•	Offer New Services. We will continue to innovate and introduce new services and product offerings. For example, in 2014 we began offering Gogo Text & Talk, which allows passengers to use their own smartphones to send and receive text messages (as well as make and receive phone calls where permitted) while in flight. This low bandwidth service is expected to generate incremental revenue with minimal additional operating costs or investments in our existing technology infrastructure and can be offered at a lower price than Gogo Connectivity. Accordingly, we expect the service will expand our user base and create a new revenue stream. In 2014, we entered into an agreement with T-Mobile to deliver free in-flight texting and voicemail to their customers on all Gogo equipped U.S. commercial airlines.

•	Expand Operations-Oriented Communications Services. Our connectivity services can be used to provide connectivity to the cabin crew and cockpit and enable remote diagnostics of aircraft components, engines avionics and hydraulics. We intend to continue to expand our operations-orientated communications services to support airlines’ use of what we expect to be a growing number of increasingly sophisticated applications designed to improve the passenger experience and operational efficiency. By enabling airlines and aircraft operators to integrate their aircraft with their ground-based information technology infrastructure, we expect our operations-oriented communications services will facilitate the use of connectivity-based applications that collect, analyze and use real-time data, disseminate critical flight data to pilots in-flight and direct communication with passengers and crew, and provide real time diagnostics for the airline and aircraft. Additionally, because of our close connection to the aircraft and our application platform, we believe that we are well-positioned to support suppliers of certain aircraft components and systems that seek to monitor and transmit data related to the performance of their products.

Innovate and Evolve Our Technology and Operations

We will continue to innovate and evolve our technology platform to support global capacity demands, facilitate the roll-out of new service offerings and improve the performance and reliability of our existing offerings. To this end, we will continue to:

•

Innovate and Deploy New Solutions. We offer the broadest array of inflight connectivity technologies currently available in the market—ATG/ATG-4 and multiple satellite technologies—so that our airline and aircraft customers can select the best solution for a given fleet based on aircraft sizes and routes.

We will continue to roll out ATG-4 to more aircraft, expand the number of cell sites in our ground network and otherwise optimize the network. We also expect to launch our high efficiency 2Ku technology in the second half of 2015. We expect a new equipment package, ATG 8000, to become available to our BA segment in April 2015. ATG 8000 is expected to enable passengers on corporate shuttles and other high-density operations to realize a significant increase in connectivity, speed and capacity, when compared to the currently offered ATG 2000, ATG 4000 and ATG 5000 under Gogo Biz.

We will continue to expand our global satellite network coverage through the purchase of additional Ku-band, SBB and, when available, Ka-band capacity, and install more aircraft with our satellite solutions, while continuing to invest in research and development of satellite antenna and modem technologies. We will also continue to work with satellite service providers to influence the design and performance parameters of next generation satellites.

•	Invest in Operational Excellence. Gogo has the largest fleet of connected aircraft in the world and we have acquired significant technological and operational know-how and developed long-term and robust supplier relationships. We plan to enhance our ability to install new equipment and upgrade our installed equipment and software, including installation of Gogo Vision, overnight upgrades to our ATG-4 technology, and upgrades to 2Ku and Ka-band satellite technology as and when available, through our strategically located installation and maintenance teams and our advanced monitoring and remote software management capabilities. We have two data centers: a primary center and a secondary center for redundancy. In order to increase the bandwidth from our cell sites to our data centers, we have recently replaced the majority of our T-1 lines with fiber.

Contracts with Airline Partners

In our CA business we enter into connectivity agreements with our airline partners that allow our ATG and/or satellite equipment to be installed, and the Gogo service provided, on their aircraft. Under these agreements, the airlines commit to have our equipment installed on some or all of the aircraft they operate, and we commit to provide Gogo Connectivity on such aircraft and to remit to the airlines a specified percentage of the service revenue that we generate. Under certain of our connectivity agreements, our airline partners will also become obligated to pay us monthly service fees for satellite-based connectivity service once the service becomes available on their aircraft. We have the exclusive right to provide internet connectivity services on Gogo installed aircraft throughout the term of the agreement in contracts with airline partners from which we derive a substantial majority of our CA revenue. The majority of our contracts with our airline partners have 10 year staggered terms, with expiration occurring on a fleet by fleet basis based on installation dates or on a contract basis, depending on the contract. Under our current contracts, the first expiration, will occur in 2016 and the last in 2025.

Historically, our CA business has offered our airline partners a turnkey model, under which we provide the airline with the full range of our services, charge the passenger for Gogo Connectivity or Gogo Vision services and remit to the airline a specified percentage of passenger revenue. Under such model, for satellite-based connectivity services, the airline typically pays Gogo a monthly fee for network monitoring and management services. We have recently begun to offer the airlines the additional option of an airline directed model, whereby the airline partner has flexibility to determine which of the many end-to-end services it wants Gogo to provide and which services it wants to provide itself. For example, the airline may elect to assume responsibility for directly distributing in-flight connectivity and entertainment services to its passengers rather than using Gogo as the distributor; in such case the airline and Gogo will determine a fee structure that compensates Gogo for connectivity and the bandwidth consumed and any other services for which Gogo has responsibility.

Depending on the contract, installation and maintenance services may be performed by us and/or the airline. The agreements also vary as to who pays for installation and maintenance of the equipment. In addition, under contracts with airline partners from which we derive a substantial majority of our CA-NA segment revenue, we are obligated, subject to certain limitations, to upgrade or improve the equipment installed on each such airline’s fleet, at our expense, if we provide connectivity services to another airline that constitute a material improvement with respect to the functionality and/or reliability of the connectivity service offered at that time to such airline partners. Under certain contracts, we may also incur additional obligations or our airlines may be entitled to greater portions of connectivity revenue based on the number of aircraft installed with our equipment and the timing of such installations. Our contracts with certain of our airline partners set forth specified timelines for the installation of certain equipment, and our failure to meet such timelines requires us to credit or pay our airline partners liquidated damages and/or cover a portion or all of the costs of installing alternative equipment on certain aircraft. See “Risk Factors—Risks Related to Our CA Business—A failure to maintain airline satisfaction with our connectivity equipment or the Gogo service could have a material adverse effect on our revenue and results of operations.” A connectivity agreement with one of our airline partners, from which we derive a significant portion, but less than a majority, of our CA-NA segment revenue, requires us to provide our airline partner with an annual cash rebate and a reduction in certain charges beginning in June 2014 if our service is available on a specified number of aircraft in our airline partner’s fleet. Our connectivity agreements with another one of our airline partners, from which we derive a significant portion, but less than a majority, of our CA-NA segment revenue, entitle our airline partner to a higher connectivity revenue share if our service is available on a specified number of aircraft in our airline partner’s fleet.

The connectivity agreements require that Gogo and the airline engage in independent and joint marketing efforts intended to increase awareness and usage of the Gogo services. As of December 31, 2014, under agreements with five of our airline partners, the scope of the services provided by Gogo has been expanded to include Gogo Vision and we are discussing with our other airline partners the possibility of providing Gogo Vision on their installed fleets. Other services provided by Gogo under certain agreements include content filtering and certain airline operational services, such as electronic flight bag and voice services on the flight deck.

Revenue from passengers using the Gogo service while flying on aircraft operated by Delta Air Lines accounted for approximately 26% of our consolidated revenue for the year ended December 31, 2014. Our contract with Delta Air Lines for its mainline and regional jet fleets expires on the 10-year anniversary of specified installation milestones. The mainline fleet expiration date will occur in 2019 and the regional jet expiration date will occur in 2022. Our contract with Delta for Ku-band satellite service on its international fleet expires on March 1, 2024. Revenue from passengers using the Gogo service while flying on aircraft operated by American Airlines accounted for approximately 14% of our consolidated revenue for the year ended December 31, 2014. Our contract with American Airlines for its domestic aircraft has different expiration dates for different fleet types. Generally the contract with respect to each fleet type expires on the 10-year anniversary of the date on which 90% of such fleet type has been installed with our ATG equipment, with the first expiration date occurring in 2018 and the last in 2025. Our contract with American Airlines for ATG-4 and Ku-band satellite service on its Airbus A320 and Boeing 737 fleets contract expires on the 10-year anniversary of the date on which we first charge passengers on its Airbus A320 fleet in connection with their use of our connectivity services. No other contract accounted for more than 10% of our consolidated revenue for the year ended December 31, 2014. Each of our contracts with Delta Air Lines and American Airlines allows the airline to terminate the contract should the percentage of passengers using the Gogo service on the airline’s flights not meet certain thresholds. We currently experience, and for the last four years have experienced, connectivity take rates in excess of those thresholds. Our contracts with Delta and American also permit these airlines to terminate their contracts prior to expiration upon the occurrence of other certain contractually stipulated events. See “Risk Factors—Risks Related to Our CA Business—We are dependent on agreements with our airline partners to be able to access the passengers. Payments by these passengers for our services have provided, and we expect will continue to provide, a significant portion of our revenue. Our failure to realize the anticipated benefits from these agreements on a timely basis or to renew any existing agreements upon expiration or termination could have a material adverse effect on our financial condition and results of operations,” “Risk Factors—Risks Related to Our CA Business—If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our ability to maintain sufficient network capacity and our business could be materially and adversely affected” and “Risk Factors—Risks Related to Our CA Business—A failure to maintain airline satisfaction with our connectivity equipment or the Gogo service could have a material adverse effect on our revenue and results of operations.” If our contracts with Delta Air Lines or American Airlines were to be terminated for any reason, it would have a material adverse effect on our CA-NA segment.

Manufacturing, Installation and Maintenance

We have two manufacturing and assembly facilities and have fostered manufacturing, installation and maintenance relationships to provide quality service in our product offerings. Our approach has been to take proven technologies for terrestrial applications and adapt them to work for the inflight connectivity market to ensure a consistent level of service.

Our CA and BA manufacturing activities take place at FAA-certified manufacturing and production facilities in Bensenville, Illinois and Broomfield, Colorado respectively. The facilities are FAA-certificated repair stations and are operating in accordance with FAA-issued ratings and quality control systems, pursuant to FAA regulations. The repair stations’ authorized activities include receiving, inspecting, equipment and system testing, kitting, warehousing and completion of regulatory shipping documentation. We work with our airline partners and third-party vendors to install and maintain our equipment on aircraft. Some of our airline partners choose to use their own mechanics to provide installation and maintenance services, in which case we provide training and on-site installation support and logistics. Other airlines look to us for these services as all of our installation and maintenance vendors meet the certification requirements established by the airlines and the FAA.

Technology Infrastructure

Gogo’s proprietary ATG network and technology platform, consisting of both hardware and software in the aircraft and on the ground, have been designed and developed to create highly compelling user experiences and enable future domestic and international Gogo service and product growth, while managing the bandwidth and regulatory constraints associated with in-flight media and content delivery. We have developed sophisticated custom software and hardware that optimizes the air-to-ground link (direct air-to-ground and satellite-based) and traffic through the ability to monitor end-to-end network performance from the ground. Our network and systems architecture was designed to evolve with best of breed technologies and enable us to employ new technological innovations across our own ATG network and third-party satellite networks using Ku-band satellite service and, as and when available, other satellite-based solutions, including Ka-band satellite service.

Our expenditures for research and development are charged to expense as incurred and totaled $36.9 million, $29.8 million and $23.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Our ATG Network

Since winning the FCC auction for the broadband (3 MHz) portion of the ATG spectrum in 2006, we have held the exclusive spectrum license that allows us to be the sole provider of in-flight broadband services in the United States based on a direct aircraft to ground link using spectrum reserved for ATG services. In the second quarter of 2013, we consummated the acquisition of LiveTV Airfone, LLC (“Airfone”), through which we acquired the FCC license for 1 MHz of ATG spectrum (“1 MHz FCC License”) held by LiveTV, LLC (“LiveTV”). In 2012, Industry Canada issued to our Canadian subsidiary the exclusive rights to use Canadian ATG spectrum of which SkySurf is the primary licensee (the “License Agreement”). The License Agreement has an initial term of ten years and is renewable at our option for an additional 10-year term following the initial expiration and thereafter for a further five-year term.

As of December 31, 2014, our ATG network in the continental United States consisted of 225 cell sites (approximately 1,320 sectors). We expect to add cell sites in each of the next several years to maintain efficient delivery of our growing mobile broadband services. Our current plan, which may be revised, based on technical and business developments, contemplates costs in the range of $10 million to $15 million between January 1, 2015 and December 31, 2016. In addition, we have built a Canadian ATG network, which operates on the same frequency as the U.S. ATG network. As of December 31, 2014, our Canadian network had 12 cell sites (approximately 50 sectors) and we are planning to construct an additional 4 cell sites by the end of 2016, which we estimate to cost approximately $3 million.

These sites are connected to our data centers, which are in turn connected to the internet. This connectivity is provided by a state-of-the-art Multi-protocol Label Switching (MPLS) network and a flexible and scalable IP-based infrastructure. The cell sites were originally connected to the MPLS network using last mile copper (T1) facilities and microwave link where last mile copper-based facilities are not available. In 2012, we began converting the backhaul network from the cell sites to our data center to a fiber optic-based network (from copper T1 network) and by the end of 2014, the majority of the cell sites were converted to fiber.

On May 9, 2013, the FCC issued a notice of proposed rulemaking to designate spectrum in the 14.0-14.5 GHz band (the “14 GHz spectrum”) for the purpose of providing broadband connectivity, or ATG service, to aircraft flying within the contiguous United States. As a result of this rulemaking process, the FCC has prepared a draft order to auction off spectrum for ATG use, which spectrum would have greater capacity than our current spectrum and could be licensed to multiple parties. We anticipate that the FCC will act on the proposed order designating the 14 GHz spectrum for ATG use in the near term, and we may elect to participate in any auction to license such spectrum.

We are currently exploring various options with respect to developing and implementing a next generation air-to-ground technology in order to increase bandwidth speeds and provide additional capacity in the contiguous United States. In February 2015, we announced that Delta Air Lines intends to partner with us in launching such technology. Our development and implementation of a next generation air-to-ground technology will require that we obtain rights to sufficient 14GHz or other spectrum.

Our Satellite Networks

We have near-global Ku-band satellite service using service provided by our satellite capacity providers, with our next generation global satellite solution, 2Ku, expected to be available in the second half of 2015. Also, we are a distribution partner for Inmarsat’s Global Xpress service, which is our Ka-band satellite solution, which we expect to offer after the launch of two additional satellites and when service is made available.

Our Iridium service is supported by a network of 66 Iridium satellites in low-earth orbit. In addition, we launched SBB service in 2014, which is supported by three geostationary (Inmarsat I-4) satellites in orbit.

Our Airborne Network

Onboard the aircraft, users are connected to the Gogo service through the aircraft-based Wi-Fi network that is created by our installed airborne system. Our airborne network includes core module components (including an onboard server, or ACPU, wireless access points, or WAP, and optionally a content loading device, or CLD, and handsets for cockpit/crew use) and technology-specific communication components (including a modem, amplifier, antenna and radome). We leverage standard technology and components in our system where available and design our system by selecting, assembling and packaging components that can withstand temperature, pressure and vibration on aircraft in-flight. We are continuing to innovate and develop advanced technologies for storage, processing and connectivity for the in-cabin airborne network.

Our customized airborne network allows us to actively manage data traffic in order to mitigate capacity constraints through sophisticated bandwidth management, including by placing cached content directly on the airborne network, which increases the speed and quality of our Gogo service.

Our Ground Network (Data Centers and NOC)

Our primary data center, which services our ATG and satellite technologies, with redundant telecommunications connections to the internet, also contains numerous servers associated with hosting our in-flight and ground portals and the network nodes that enable the rich set of features offered through the Gogo platform. Most of the data center nodes are common to various technologies, including ATG/ATG-4 and satellite links to an aircraft, while some nodes are technology specific.

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

Competition

Commercial Aviation

Our key competitors include Panasonic Avionics Corp., Global Eagle Acquisition Corp/Row 44, Inc., OnAir, Thales/LiveTV, ViaSat, Inmarsat, Zodiac Inflight Innovations and Rockwell Collins/ARINC, all of which provide different technologies and strategies to provide in-flight connectivity and/or entertainment. Regardless of the delivery mechanism(s) used by us or our competitors, the in-flight internet connectivity industry as a whole faces, and is expected to face, capacity constraints, which are expected to increase due to increased demand for in-flight internet. We are the only telecommunications company focused exclusively on the global aviation industry and the connectivity requirements unique to an aircraft by building a global telecommunications infrastructure. We believe the key differentiating factors between us and competitors operating in our industry include: technology solutions, geographical coverage, operational excellence, and service models offered to airlines. Specifically, the strategic priorities of each of our competitors varies, including technologies available for various aircraft types, the ability to offer in-flight internet solutions as well as entertainment offerings, such as live television and traditional hard-wired in-flight entertainment systems, the ability to cost-effectively provide offerings on a global basis, the ability to manage capacity constraints, and the ability to offer, incorporate and manage new in-flight connectivity technologies and solutions as they become available.

Business Aviation

Gogo is the only equipment and service provider of all three networks: ATG, SBB and Iridium. We compete against both equipment and telecommunications service providers to the business aviation market, including International Communications Group and True North Avionics for Iridium hardware business, Rockwell Collins and Honeywell Aerospace for Inmarsat SBB hardware business, and Satcom Direct for both Iridium and Inmarsat SwiftBroadband service, as well as for cabin router equipment. SmartSky Networks recently announced that it intends to enter the business aviation market with a new ATG network.

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

After obtaining an STC, a manufacturer desiring to manufacture components to be used in the modification covered by the STC must apply to the FAA for a Parts Manufacturing Authority, or PMA, which permits the holder to manufacture and sell components manufactured in conformity with the PMA and its approved design and data package. In general, each initial PMA is an approval of a manufacturing or modification facility’s production quality control system. PMA supplements are obtained to authorize the manufacture of a particular part in accordance with the requirements of the pertinent PMA, including its production quality control system. We routinely apply for and receive such PMAs and supplements.

Certain of our FCC licenses are conditioned upon our ability to obtain from the FAA a “No Hazard Determination” for our cell sites which indicates that a proposed structure will not, if built as specified, create a hazard to air navigation. When proposing to build or alter certain of our cell sites we may first be required to obtain such a determination.

Our business depends on our continuing access to, or use of, these FAA certifications, authorizations and other approvals, and our employment of, or access to, FAA-certified individual engineering and other professionals.

In accordance with these certifications, authorizations and other approvals, the FAA requires that we maintain, review and document our quality assurance processes. The FAA may also visit our facilities at any time as part of our agreement for certification as a manufacturing facility and repair station to ensure that our facilities, procedures, and quality control systems meet FAA approvals we hold. In addition, we are responsible for informing the FAA of significant changes to our organization and operations, product failures or defects, and any changes to our operational facilities or FAA-approved quality control systems. Other FAA requirements include training procedures and drug and alcohol screening for safety-sensitive employees working at our facilities.

Foreign Aviation Regulation

According to international aviation convention, the airworthiness of FAA-certified Gogo equipment installed on U.S.-registered aircraft is recognized by civil aviation authorities (CAAs) worldwide. As a result, Gogo does not expect to require further airworthiness certification formalities in countries outside of the United States for U.S.-registered aircraft that already have an STC issued by the FAA covering Gogo equipment. For aircraft registered with a CAA other than the United States, the installation of Gogo equipment requires airworthiness certification from an airworthiness certification body. Typically, the CAA of the country in which the aircraft is registered is responsible for ensuring the airworthiness of any aircraft modifications under its authority.

The FAA holds bilateral agreements with a number of certification authorities around the globe. Bilateral agreements facilitate the reciprocal airworthiness certification of civil aeronautical products that are imported/exported between two signatory countries. A Bilateral Airworthiness Agreement (BAA) or Bilateral Aviation Safety Agreement (BASA) with Implementation Procedures for Airworthiness (IPA) provides for airworthiness technical cooperation between the FAA and its counterpart civil aviation authorities. Under a BAA or BASA, the CAA of the aircraft’s country of registration generally validates STCs issued by the FAA and then issues a Validation Supplemental Type Certificate (VSTC). For countries with which the FAA does not have a BAA or BASA, Gogo must apply for certification approval with the CAA of the country in which the aircraft is registered. In order to obtain the necessary certification approval, Gogo will be required to comply with the airworthiness regulations of the country in which the aircraft is registered. Failure to address all foreign airworthiness and aviation regulatory requirements at the commencement of each airline partner’s service in any country in which they register aircraft when there are no applicable bilateral agreements may lead to significant additional costs related to certification and could impact the timing of our ability to provide our service on our airline partners’ fleet.

To date, we have received the foreign aviation regulatory approval required to install and operate Gogo Vision systems onboard aircraft of two non-U.S. airlines with aircraft fleets registered in two different countries. We will pursue such additional approvals as and when necessary.

Federal Communications Commission

Under the Communications Act of 1934, as amended (the “Communications Act”), the FCC licenses the spectrum that we use and regulates the construction, operation, acquisition and sale of our wireless operations. The Communications Act and FCC rules also require the FCC’s prior approval of the assignment or transfer of control of an FCC license, or the acquisition, directly or indirectly, of more than 25% of the equity or voting control of Gogo by non-U.S. individuals or entities.

Our various services are regulated differently by the FCC. Our BA business provides some of its voice and data services by reselling the telecommunications services of two satellite operators. Because we provide these services on a common carrier basis, we are subject to the provisions of Title II of the Communications Act which require, among other things, that the charges and practices of common carriers be just, reasonable and non-discriminatory. In addition, our BA division has launched an interconnected VoIP service. The FCC applies many, but not all, of the same regulatory requirements to interconnected VoIP service as it does to common carrier telecommunications services.

We provide broadband internet access to commercial airlines and passengers as Gogo Connectivity and to our Business Aviation customers as Gogo Biz. We offer this service in the continental United States through our own facilities, using a nationwide Commercial Air-Ground Radiotelephone license that operates in the 800 MHz band (the “ATG license”). We obtained and paid for this spectrum through an auction conducted by the FCC. See “—ATG License Terms and Conditions.”

Before February 26, 2015 our mobile wireless broadband internet access services, including Gogo Connectivity and Gogo Biz, were classified as information services, and not as telecommunications services. Therefore, these services were not subject to FCC common carrier regulation, although other regulations did apply. For example, the FCC’s December 2010 net neutrality regulations required broadband internet access providers to provide detailed customer disclosures regarding network management practices, performance levels and commercial terms of the service. Other provisions of that order – such as one which placed limits on our ability to block users’ access to lawful websites, including websites that may compete with our other services – were struck down by a federal appeals court.

On February 26, 2015, the FCC adopted an order in which, according to an official FCC News Release, it reclassified mobile (and fixed) broadband internet access services as Title II telecommunications services. The text of the FCC order has not yet been released, but the News Release indicates that certain provisions of Title II will now apply to broadband internet access services, including provisions that: prohibit unjust or unreasonable practices or discrimination; allow investigation and enforcement; impose consumer privacy and accessibility protections; and facilitate certain universal service requirements. The News Release also indicates that the FCC has decided to forbear from applying a number of Title II requirements, including provisions related to rate regulation and universal service contributions. Until the full text of the FCC’s order is released, we cannot assess what impact, if any, it may have on our current practices.

According to the News Release, the FCC also adopted broad new net neutrality rules. For example, broadband providers may not block access to legal content, applications, services, or non-harmful devices. Broadband providers also may not impair or degrade lawful internet traffic on the basis of content, applications, services, or non-harmful devices. In addition, broadband providers may not favor some lawful internet traffic over other lawful traffic in exchange for consideration of any kind, and they may not prioritize the content and services of their affiliates. For purposes of these rules, other than for paid prioritization, a provider may engage in reasonable network management. As noted above, until the full text of the FCC’s order is released, we cannot assess what impact, if any, it may have on our current practices.

Our internet access service has also been covered by the FCC’s data roaming rules, which require commercial mobile data service (CMDS) providers like Gogo to negotiate roaming arrangements with any requesting facilities-based, technologically compatible providers of CMDS. The rules do not give other providers the right to install equipment on Gogo-equipped aircraft, and do not require the Gogo service to be provided on a discounted basis, although the arrangement must be “commercially reasonable.” The rules allow us to take reasonable measures to safeguard the quality of our service against network congestion that may result from roaming traffic. Until the full text of the FCC order discussed above is released, we cannot assess what impact, if any, it may have on the FCC’s data roaming rules.

In addition, most of our services are subject to various rules that seek to ensure that the services are accessible by persons with disabilities, including requirements related to the pass-through of closed captioning for certain IP-delivered video content offered through our Gogo Vision service. Until the full text of the FCC order discussed above is released, we cannot assess what impact, if any, it may have on the FCC’s accessibility requirements.

In addition to the ATG license, we hold other FCC licenses, including microwave licenses that are used for backhaul in our terrestrial network, two experimental licenses used for testing equipment and experimenting in new spectrum bands, a non-exclusive license at 3650 MHz, which currently does not authorize operational use and would require registration with the FCC of transmitter site locations prior to commencing use, and the 1 MHz FCC License acquired in our acquisition of Airfone. We also hold a license for blanket authority to operate Ku-band satellite transceivers on up to 2,000 aircraft, which allows us to provide domestic and international broadband service (although some countries require additional authorizations of their own).

ATG License Terms and Conditions

The FCC issued our ATG license on October 31, 2006 for an initial 10-year term. We have satisfied our obligation under the license to provide “substantial service” to aircraft. Upon the expiration of the initial term of our license in October 2016, we may renew our license for additional ten-year terms at no additional cost. At the end of each term, to renew the license, we are required to file an application for renewal. If that application is challenged, the FCC will apply a preference, commonly referred to as a renewal expectancy, if we can demonstrate that we have both provided substantial service during the past license term and substantially complied with applicable FCC rules and policies and the Communications Act. In 2010, the FCC proposed to amend its license renewal rules to require more detailed renewal showings. That proposal remains pending.

Our 1 MHz FCC License obtained in 2013 from LiveTV was also originally issued on October 31, 2006 for a renewable ten year term, although there is no “substantial service” obligation that attaches to this license.

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

A bilateral ATG spectrum coordination agreement between the U.S. and Canada has been negotiated and approved and a similar agreement between the U.S. and Mexico is in the process of being negotiated. In 2012, Industry Canada issued to our Canadian subsidiary a subordinate license that allows us to use Canadian ATG spectrum of which SkySurf Communications Inc. is the primary licensee. In 2012, we entered into the License Agreement with SkySurf, which has an initial term of ten years commencing on August 14, 2012 and, provided that the primary spectrum license agreement issued by Industry Canada to SkySurf remains in effect at such dates, is renewable at our option for an additional 10-year term following the initial expiration and thereafter for a further five-year term. The renewal of the primary spectrum license will depend upon the satisfaction by Gogo and SkySurf of certain conditions set forth in the license, including, without limitation, a network build-out requirement. The term of the License Agreement, including the initial 10-year term and any renewals, is contingent on the effectiveness and renewal of the primary spectrum license, issued by Industry Canada to SkySurf on June 30, 2009, which expires on June 29, 2019.

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

Equipment Certification

We may not lease, sell, market or distribute any radio transmission equipment used in the provision of BA or CA services unless such equipment is certified by the FCC as compliant with the FCC’s technical rules. All certifications required for equipment currently used in the provision of our services have been obtained.

Privacy and Data Security-Related Regulations

Our satellite-based BA offerings are subject to the FCC’s Customer Proprietary Network Information (“CPNI”) rules, which require carriers to comply with a range of marketing and privacy safeguards. These obligations focus on carriers’ access, use, storage and disclosure of customer proprietary network information. We believe we are in compliance with these rules and obligations, and we certify annually, as required, that we have established operating procedures adequate to ensure our compliance.

We are also subject to other federal and state consumer privacy and data security requirements. For example, Section 5 of the Federal Trade Commission (“FTC”) Act prohibits “unfair or deceptive acts or practices in or affecting commerce.” Although the FTC’s authority to regulate the non-common carrier services offered by communications common carriers has not been clearly delineated, FTC officials have publicly stated that they view the FTC as having jurisdiction over internet service providers’ non-common carrier services. Some of our services, such as Gogo Connectivity, have been classified as non-common carrier services. With respect to online activity, the FTC has brought enforcement actions under the FTC Act against companies that, inter alia: (1) collect, use, share, or retain personal information in a way that is inconsistent with the representations, commitments, and promises that they make in their privacy policies and other public statements; (2) have privacy policies that do not adequately inform consumers about the company’s actual practices; and (3) fail to reasonably protect the security, privacy, and confidentiality of nonpublic consumer information.

As noted above, on February 26, 2015, the FCC adopted an order in which, according to an official FCC News Release, it reclassified mobile (and fixed) broadband internet access services as Title II telecommunications services. The text of the FCC order has not yet been released, but the News Release indicates that certain provisions of Title II will now apply to broadband internet access services, including provisions that impose consumer privacy protections such as CPNI. Until the full text of the FCC’s order is released, we cannot assess what impact, if any, it may have on our current practices, including our privacy and data security practices.

We collect personally identifiable information, including name, address, e-mail address and credit card information, directly from our users when they register to use our service. We also may obtain information about our users from third parties. We use the information that we collect to consummate their purchase transaction, to customize and personalize advertising and content for our users and to enhance the entertainment options when using our service. Our collection and use of such information is intended to comply with our privacy policy, which is posted on our website, applicable law, our contractual obligations with third parties and industry standards, such as the Payment Card Industry Data Security Standard. We are also subject to state “mini-FTC Acts,” which also prohibit unfair or deceptive acts or practices, along with data security breach notification laws requiring entities holding certain personal data to provide notices in the event of a breach of the security of that data. Congress has also been considering similar federal legislation relating to data breaches. A few states have also imposed specific data security obligations. These state mini-FTC Acts, data security breach notification laws, and data security obligations may not extend to all of our services and their applicability may be limited by various factors, such as whether an affected party is a resident of a particular state.

While we have implemented reasonable administrative, physical and electronic security measures to protect against the loss, misuse and alteration of personally identifiable information, cyber-attacks on companies have increased in frequency and potential impact in recent years and may be successful despite reasonable precautions and result in substantial potential liabilities.

As we expand our operations to include a physical international presence, or otherwise expand our collection of personally identifiable information of residents in other countries, we may be subject to the data protection regulations of the relevant countries. In addition, the new draft General Data Protection Regulation proposed by the European Commission, if adopted, will increase the likelihood of the applicability of European data protection law to entities outside the European Union that, process personally identifiable information of European data subjects. Certain countries have laws which restrict the transfer of personally identifiable information outside of such countries. Both Switzerland and the member states of the European Union impose restrictions on transferring data to countries that do not require the same standard of protection, including the United States. Gogo has self-certified as part of the United States-European Union and United States-Switzerland Safe Harbor Frameworks and despite recent criticism of the Safe Harbor Frameworks from some government officials in the European Union, we should be deemed compliant with the European Union and Swiss standards for data protection with respect to cross-border data transfers as long as it continues to self-certify each year.

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

As noted above, on February 26, 2015, the FCC adopted an order in which, according to an official FCC News Release, it reclassified mobile (and fixed) broadband internet access services as Title II telecommunications services. The text of the FCC order has not yet been released, but the News Release indicates that certain provisions of Title II will now apply to broadband internet access services. Until the full text of the FCC’s order is released, we cannot assess what impact, if any, it may have on our current practices.

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

Foreign Government Approvals

In connection with our satellite service, we have implemented a process for obtaining any required authority needed to provide our service over the airspace of foreign countries, or verifying that no additional authorization is needed. Each country over which a Gogo-equipped aircraft flies has the right to limit, regulate (e.g., through a licensing regime), or prohibit the offering of our service. We may not be able to obtain the necessary authority for every country over which a partner airline flies. For some countries, we have not been and do not expect to be able to obtain a definitive answer regarding their potential regulation of our service, and we may incur some regulatory risk by operating over the airspace of these countries. Failure to comply with foreign regulatory requirements could result in penalties being imposed on Gogo and/or on its airline partners, allow our airline partners affected by such requirements to terminate their contract with us prior to expiration or, under a contract with one of our airline partners, require us to pay liquidated damages. See “Risk Factors—Risks Related to Our Technology and Intellectual Property and Regulation—Regulation by United States and foreign government agencies, including the FCC, which issued our exclusive ATG spectrum license, and the FAA, which regulates the civil aviation manufacturing and repair industries in the United States, may increase our costs of providing service or require us to change our services.” Moreover, even countries that have previously provided clearance for our service have the right to change their regulations at any time.

Intellectual Property

We rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual restrictions to protect intellectual property and proprietary technology owned or used by us.

We have patented certain of our technologies in the United States and certain countries outside of the United States. As of December 31, 2014, our United States patents will expire at dates ranging from April 2015 to October 2034, while our patents outside of the United States expire at dates ranging from March 2015 to July 2034. We do not believe our business is dependent to any material extent on any single patent or group of patents that we own. We also have a number of patent applications pending both in and outside of the United States and we will continue to seek patent protection in the United States and certain other countries to the extent we believe such protection is appropriate and cost-effective.

We consider our brands to be important to the success of our business and our competitive position. We rely on both trademark registrations and common law protection for trademarks. Our registered trademarks in the United States and certain other countries include, among others, “Gogo,” “Gogo Biz,” “Gogo Vision” and “In Air. Online,” although we have not yet obtained registrations for our most important marks in all markets in which we currently do business or intend to do business in the future. Generally, the protection afforded for trademarks is perpetual, if they are renewed on a timely basis, if registered, and continue to be used properly as trademarks.

We license or purchase from third parties technology, software and hardware that are critical to providing our products and services. Much of this technology, software and hardware is customized for our use and would be difficult or time-consuming to obtain from alternative vendors. We also license our proprietary technology and software to third parties to enable them to integrate such technology and software into the products they provide to us. Many of our agreements with such third parties are renewable for indefinite periods of time unless either party chooses to terminate, although some of our agreements expire after fixed periods and would require renegotiation prior to expiration in order to extend the term. Among the most material of our technology-related agreements are those for aircards, base stations and antennas. Our agreements for aircards, base stations and antennas do not renew automatically and thus will require periodic renegotiation. Such agreements as well as certain licenses to commercially available software are material to our business.

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

Employees

As of December 31, 2014, we had 891 employees, including 159 in engineering, 288 in network operations, 161 in sales and marketing, 200 in general and administrative and 83 in information technology. Of such employees, 232 are employed in our BA operations. None of our employees are represented by a labor union.

Corporate Information

Gogo Inc. is a holding company that does business through its subsidiaries. Air-cell, Inc. was incorporated in Texas on June 11, 1991, and on December 10, 1996 merged with Aircell, Inc., a Delaware corporation. AC HoldCo LLC and its subsidiary AC BidCo LLC, were formed as Delaware limited liability companies on March 20, 2006. On January 31, 2007, Aircell, Inc. converted to a limited liability company (Aircell LLC) and was acquired by AC HoldCo LLC. On June 3, 2008, Aircell Business Aviation Services LLC was formed as a separate operating subsidiary. Aircell Holdings Inc. was formed on December 31, 2009 via a two-step merger resulting in a conversion of AC HoldCo LLC into Aircell Holdings Inc., a Delaware corporation. On June 15, 2011, Aircell Holdings Inc. changed its name to Gogo Inc. and Aircell LLC changed its name to Gogo LLC. On June 8, 2012, we formed Gogo Intermediate Holdings LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of Gogo Inc. On June 8, 2012, Gogo LLC and Aircell Business Aviation Services LLC, which had previously been direct, wholly-owned subsidiaries of Gogo Inc., became direct, wholly-owned subsidiaries of Gogo Intermediate Holdings LLC. On June 25, 2013, we formed Gogo Air International Sàrl, a Geneva limited liability company and a direct wholly-owned Swiss operating subsidiary of Gogo International Holdings LLC. On September 1, 2014, Aircell Business Aviation Services LLC changed its name to Gogo Business Aviation LLC.

Our principal executive offices are located at 1250 North Arlington Heights Rd., Suite 500, Itasca, IL 60143. Our telephone number is (630) 647-1400. Our website addresses are www.gogoair.com and www.business.gogoair.com.

Available Information

Our websites are located at www.gogoair.com and www.business.gogoair.com, and our investor relations website is located at http://ir.gogoair.com. Our Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the investor relations web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Under existing contracts with ten airlines, we provide our equipment for installation on, and provide our Gogo service to passengers on, all or a portion of the aircraft operated by these airlines. For the years ended December 31, 2014, 2013, and 2012, the Gogo service we provide to passengers on aircraft operated by these airlines generated approximately 55%, 56% and 52% of our consolidated revenue, respectively. As of December 31, 2014, in addition to the 2,183 commercial aircraft on which we are providing service, we had a backlog of approximately 1,100 aircraft we have committed to install under such contracts. Our growth is dependent on our ability to have our equipment installed on additional aircraft and increased use of the Gogo service on installed aircraft. Any delays in installations under these contracts may negatively affect our ability to grow our user base and revenue. In addition, we have no assurance that any of our current airline partners will renew their existing contracts with us upon expiration, or that they will not terminate their contracts prior to expiration upon the occurrence of certain contractually stipulated events. Contractual termination events include our bankruptcy and our material breach of contract, which in certain contracts is defined to include material breach of our service level agreements, and/or failure to achieve certain certification, equipment delivery, installation or other milestones within agreed-upon time frames. Additionally, our contracts with airline partners from which we derive a majority of our CA-NA segment revenue permit each of these airline partners to terminate its contract with us if another company provides an alternate connectivity service that is a material improvement over Gogo Connectivity, such that failing to adopt such service would likely cause competitive harm to the airline, or if the percentage of passengers using Gogo Connectivity on such airline’s flights falls below certain negotiated thresholds. One contract with an airline partner from which we derive a significant portion, but less than a majority, of our CA-NA segment revenue permits such airline partner to terminate its contract with us if the airline’s revenue share falls below certain negotiated thresholds based on the airline’s costs incurred to provide the service and Gogo elects to not make the airline whole for such revenue share shortfall. Our contract covering the international fleet of Delta Air Lines requires us to provide a credit against equipment purchases, and under certain circumstances, refund amounts previously paid for equipment, to the airline if a competitor installs its connectivity system on an international fleet of another airline faster than the pace at which we install our system on Delta’s international fleet. Contracts with our airline partners from which we derive a significant portion, but less than a majority, of our CA-NA segment revenue allow those airlines to terminate a portion or all of their respective agreements after a specified time period upon the payment of a termination fee. To the extent that our airline partners terminate or fail to renew their contracts with us for any reason, our business prospects, financial condition and results of operations would be materially adversely affected.

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

Our relationships with our airline partners are critical to the growth and ongoing success of our business. For the years ended December 31, 2014, 2013, and 2012 use of the Gogo service by passengers flying on Delta Air Lines aircraft accounted for approximately 42%, 42%, and 46%, respectively, of the revenue generated by our CA-NA segment. For the years ended December 31, 2014, 2013, and 2012 use of the Gogo service by passengers flying on American Airlines aircraft accounted for approximately 23%, 24%, and 23%, respectively, of the revenue generated by our CA-NA segment. American Airlines and US Airways recently merged; while we have separate contracts with the two airlines, the fact that they are now under common control will increase our dependence on the combined entity. If our airline partners are not satisfied with our equipment or the Gogo service for any reason, including passenger dissatisfaction with the service as a result of capacity constraints, they may reduce efforts to co-market the Gogo service to their passengers, which could result in lower passenger usage and reduced revenue, which could in turn give certain airlines the right to terminate their contracts with us. In addition, airline dissatisfaction with us for any reason, including delays in obtaining certification for or installing our equipment, could negatively affect our ability to expand our service to additional airline partners or aircraft or lead to claims for damages, which may be material, or termination rights under existing contracts with our airline partners from which we derive a majority of our CA-NA segment revenue.

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

All providers of wireless connectivity services, including all providers of in-flight connectivity services, face certain limits on their ability to provide connectivity service, including escalating capacity constraints due to expanding consumption of wireless services and the increasing prevalence of higher bandwidth uses such as file downloads and streaming media content. The success of our CA business depends on our ability to provide adequate bandwidth to meet customer demands while in-flight. Our ATG network is inherently limited by the spectrum licensed and we are currently experiencing capacity constraints in the United States, particularly on certain flights where demand for our service is high and certain routes on which a number of aircraft are within range of the same cell site at one time, and we expect demand to continue to increase in the United States as penetration rates increase and our service becomes available on more aircraft. As part of our effort to alleviate such constraints, we are continuing to implement our “technology roadmap.” With respect to our ATG service and network, the roadmap is intended to enhance our existing network to meet increasing capacity demands through a number of improvements, including the addition of new cell sites, the implementation of ATG-4, our next generation air-to-ground technology and the expected deployment of Gogo 2Ku, our new satellite solution that is currently under development.

We began the roll-out of our ATG-4 service during the second half of 2012 and as of December 31, 2014 such service is available on 679 aircraft operated by six airline partners, with more than 1,000 aircraft operated by six airline partners expected to be installed with ATG-4 by the end of 2015. However, the successful and timely execution of this roll-out depends on certain variables that are not within our control, including the decision by our other airline partners whether to upgrade to ATG-4 and the schedule for any such upgrades, which will be affected by availability of aircraft and the speed with which we are able to obtain Supplemental Type Certificates, or STCs, from the FAA for our ATG-4 equipment. We are obligated, under certain of our contracts with airline partners, to bear costs of upgrading certain aircraft from ATG to ATG-4 and our associated costs under such contracts are material. If we are unable to continue to upgrade aircraft to ATG-4 on a timely or cost-effective basis, or at all, our already significant capacity constraints in the United States will be exacerbated.

Our ATG-4 upgrades alone are not expected to completely alleviate current or expected capacity constraints. Accordingly, our technology roadmap is also intended to augment existing ATG capacity by adding 2Ku-band satellite service on certain aircraft and routes. The successful and timely development and implementation of 2Ku is subject to various risks and uncertainties as described in this Risk Factors section under the heading “We may be unsuccessful or delayed in developing or deploying our 2Ku technology.” In addition, there is no guarantee that the use of satellite technology, including through the use of 2Ku, will effectively alleviate current or future capacity constraints. Implementation of satellite and hybrid solutions will depend on the availability of capacity from satellite service providers, regulatory approvals for aeronautical services using those satellites, the installation of satellite equipment on aircraft, and demand from our airline partners for new installations of satellite equipment. We have experienced delays in obtaining FAA approvals for certain components of our Ku-band equipment. Further, we may experience unanticipated delays, complications, and expenses in implementing, integrating, and operating our systems using these new technologies. Any interruptions in operations during periods of implementation could adversely affect our ability to maintain satisfactory service levels, properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction, reputational harm, termination of key contracts and delayed or reduced cash flow.

We are currently exploring various options with respect to developing and implementing a next generation air-to-ground technology intended to further augment capacity in the contiguous United States. The inclusion of any such technology in our technology roadmap will require, among other things, that we obtain additional spectrum. There can be no assurances that we will be successful in obtaining additional spectrum on terms acceptable to us or at all. Should we pursue the development and implementation of such technology, the success efforts will be subject to numerous risks and uncertainties. In addition, there is no guarantee that the deployment of such technology, alone or together with 2Ku, will effectively alleviate future capacity constraints. We utilize a number of additional means to ensure our network meets passenger expectations, including the creation of effective price plans intended to calibrate usage while maximizing Gogo service revenue, and sophisticated bandwidth management tools, including through the use of bandwidth management software, which, if terminated for any reason or expired and were not renewed could adversely impact our ability to meet increasing capacity demands.

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

As noted above, on February 26, 2015, the FCC adopted an order in which, according to an official FCC News Release, it reclassified mobile (and fixed) broadband internet access services as Title II telecommunications services. According to the News Release, the FCC also adopted broad new net neutrality rules. For example, broadband providers may not block access to legal content, applications, services, or non-harmful devices. Broadband providers also may not impair or degrade lawful internet traffic on the basis of content, applications, services, or non-harmful devices. In addition, broadband providers may not favor some lawful internet traffic over other lawful traffic in exchange for consideration of any kind, and they may not prioritize the content and services of their affiliates. For purposes of these rules, other than for paid prioritization, a provider may engage in reasonable network management. As noted above, until the full text of the FCC’s order is released, we cannot assess what impact, if any, it may have on our current practices.

Our business is highly dependent on the airline industry, which is itself affected by factors beyond the airlines’ control. The airline industry is highly competitive and sensitive to changing economic conditions.

Our business is directly affected by the number of passengers flying on commercial aircraft, the financial condition of the airlines and other economic factors. If consumer demand for air travel declines, including due to increased use of technology such as videoconferencing for business travelers, or the number of aircraft and flights shrinks due to, among other reasons, reductions in capacity by airlines, the number of passengers available to use the Gogo service will be reduced, which would have a material adverse effect on our business and results of operations. Unfavorable general economic conditions and other events that are beyond the airlines’ control, including higher unemployment rates, higher interest rates, reduced stock prices, reduced consumer and business spending, terrorist attacks or threats and pandemics could have a material adverse effect on the airline industry. A general reduction or shift in discretionary spending can result in decreased demand for leisure and business travel and lead to a reduction in airline flights offered and the number of passengers flying. Consolidation within the airline industry, including the recent merger of American Airlines and US Airways, could also adversely affect our relationships with our existing airline partners or lead to Gogo-equipped aircraft being taken out of service. Further, unfavorable economic conditions could also limit airlines’ ability to counteract increased fuel, labor or other costs though raised prices. Our airline partners operate in a highly competitive business market and, as a result, continue to face pressure on offerings and pricing. These unfavorable conditions and the competitiveness of the air travel industry could cause one or more of our airline partners to reduce expenditures on passenger services including deployment of the Gogo service or file for bankruptcy. If one or more of our airline partners were to file for bankruptcy, bankruptcy laws could give them rights to terminate their contracts with us, they could reduce their total fleet size and capacity and/or their total number of flights, and/or they could attempt to renegotiate the terms of their contracts with us including their revenue share percentage. Any of these events would have a material adverse effect on our business prospects, financial condition and results of operations.

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

We face strong competition from satellite-based providers of broadband services that include in-flight internet and live television services. Competition from such providers has had in the past and could have in the future an adverse effect on our ability to maintain or gain market share. While as of December 31, 2014, we provided the Gogo service to approximately 69% of all internet-enabled North American commercial aircraft, the increased availability, development and adoption of satellite-based services by commercial airlines in North America and the rest of the world has and will continue to put additional pressure on our ability to maintain our market leading position, and we expect our market share to decline as our competitors install more aircraft with their systems in the U.S. and internationally. Three major U.S. airlines have installed products made by our competitors to provide internet connectivity on all or a significant portion of their fleets. Some of our competitors are larger, more diversified corporations and have greater financial, marketing, production, and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns or may offer a broader product line to customers, including services we do not currently provide, such as factory linefit capabilities, and may not provide in the future. In addition, while we are currently the only provider of ATG service, existing or potential competitors, including a supplier on whom we rely for critical components of our ATG and ATG-4 networks, may attempt to provide a similar service over a ground-based network using spectrum not currently designated for air-to-ground services. For example, on May 9, 2013 the FCC granted a petition for rulemaking filed by such supplier and issued a notice of proposed rulemaking soliciting comments on a proposal to make additional spectrum available for air-to-ground network connectivity. Competition within the in-flight broadband internet access and in-cabin digital entertainment markets may also subject us to downward pricing pressures. Pricing at too high a level could adversely affect the rate of consumer acceptance for the Gogo service, while increased competition or other market forces could force us to lower our prices or lose market share and could adversely affect growth prospects and profitability. In addition, to the extent that competing in-flight connectivity services offered by commercial airlines that are not our airline partners are available on more aircraft or offer improved quality or reliability as compared to the Gogo service, our business and results of operations could be adversely affected. Competition could increase our sales and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. A failure to effectively respond to established and new competitors could have a material adverse impact on our business and results of operations.

Our CA business has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

Prior to August 2008, our operations were limited to our BA segment. We launched our Gogo Connectivity service in August 2008 and had fewer than 300 commercial aircraft online as of June 2009. In addition, both Gogo Vision and our in-flight platform were not launched until the second half of 2011. Further, our expansion of our CA business internationally began in the first quarter of 2012. The limited operating history of our CA business and particularly, our CA-ROW segment, may make it difficult to accurately evaluate the CA business and predict its future performance, and the growth of our CA-NA segment since inception is not necessarily indicative of potential future growth. Any assessments of our current business and predictions that we or you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our business and increase deployment of the Gogo service. If we do not address any of the foregoing risks successfully, our business will be harmed.

We face limitations on our ability to grow our domestic operations which could harm our operating results and financial condition.

Our addressable market and our ability to expand domestically at our current rate of growth are inherently limited by various factors, including limitations on the number of U.S. commercial airlines with which we could partner, the number of planes in which our equipment can be installed, the passenger capacity within each plane and the ability of our network infrastructure or bandwidth to accommodate increasing capacity demands. Expansion is also limited by our ability to develop new technologies and successfully implement our technology roadmap on a timely and cost-effective basis, as well as our ability to mitigate network capacity constraints through, among other things, the licensing of additional spectrum. Our growth may slow, or we may stop growing altogether, to the extent that we have exhausted all potential airline partners and as we approach installation on full fleets and maximum penetration rates on all flights. To continue to grow our domestic revenue as Gogo Connectivity gains wider acceptance and we reach maximum penetration, we will have to rely on customer and airline partner adoption of currently available and new or developing services and additional offerings, including Gogo Vision and various services made possible by our in-flight platform, and adoption of operations-oriented communications services. We cannot assure you that we will be able to profitably expand our existing market presence or establish new markets and, if we fail to do so, our business and results of operations could be materially adversely affected.

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

We may be unsuccessful or delayed in developing and deploying our 2Ku technology.

Our next generation 2Ku service, which we expect to offer additional bandwidth and improved speeds for our connectivity service, is expected to be available to commercial aircraft by the end of 2015. Since our 2Ku service is currently in the development stage and has yet to be deployed for commercial use, there can be no assurance that such technology will perform as expected or be commercially available on our current timeline, if at all, due to, among other things, the failure of any 2Ku-related technology and equipment to perform as expected, problems arising in the manufacturing process, our reliance on single-source suppliers to provide certain necessary components and delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment. We currently have agreements with two airlines to provide 2Ku to all or a portion of such airlines’ fleets and recently announced that Delta Air Lines intends to install 2Ku on aircraft in its fleet. The failure of 2Ku to perform as expected, or significant delays in our ability to deploy it, could result in material breaches of such agreements which could in turn result in termination of such agreements and liability to Gogo. In addition, three airlines have agreed or announced their intent to conduct 2Ku trials. If 2Ku fails to perform as expected or its commercial availability is significantly delayed as compared to the timelines for which we have contracted, our business, business prospects and results of operations may be materially adversely affected. In addition, our failure to timely deliver 2Ku could have a material adverse effect on our ability to alleviate capacity constraints in our network. See also “—We are experiencing network capacity constraints in the United States and expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our ability to maintain sufficient network capacity and our business could be materially and adversely affected.”

We may be unsuccessful in generating or increasing revenue from Gogo Vision, our in-flight platform, Gogo Text & Talk and other services that we may offer in the future.

The future growth prospects for our CA business depend, in part, on airlines or passengers paying for Gogo Vision on-demand video services, on revenue from advertising fees and e-commerce revenue share arrangements, on passenger purchases of goods and services through the in-flight portal, and on revenue from Gogo Text & Talk. Our ability to generate revenue from such services and other services we may offer in the future depends on:

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

If we are unsuccessful in generating or increasing revenue from Gogo Vision, Gogo Text & Talk and our in-flight platform, our future growth prospects could be materially and adversely affected.

We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including our operations-oriented communications services.

In order to continue to meet the evolving needs of our airline partners and customers, we must continue to develop new products and services that are responsive to those needs, including operations-oriented communications services. Our ability to realize the benefits of enabling airlines, other aircraft operators and to use these applications, including monetizing our services at a profitable price point, depends, in part, on the adoption and utilization of such applications by airlines, other aircraft operators and other companies in the aviation industry such as aircraft equipment suppliers, and we cannot be certain that airlines, other aircraft operators and others in the aviation industry will adopt such offerings in the near term or at all. We also expect to continue to rely on third parties to develop and offer the operational applications to be used to gather and process data transmitted on our network between the aircraft and the ground, and we cannot be certain that such applications will be compatible with our network or onboard equipment or otherwise meet the needs of airlines or other aircraft operators. If we are not successful in our efforts to develop and monetize new products and services, including our operations-oriented communications services, our future business prospects, financial condition and results of operations would be materially adversely affected.

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

Revenue from equipment sales on contracts with OEMs and after-market dealers accounted for more than 50% of revenue generated by our BA segment for each fiscal period presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Almost all of our contracts with our OEM and dealer customers are terminable at will by either party and do not obligate our customers to purchase any of our equipment or services. If a key OEM or dealer terminates its relationship with us for any reason or our contract expires and is not renewed our business and profitability could be materially and adversely affected.

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

For the years ended December 31, 2014, 2013, and 2012 approximately 66%, 64%, and 55% of the equipment revenue, respectively, and approximately 85%, 77%, and 77% of the service revenue, respectively, for our BA segment was attributable to the sale of ATG equipment and subscriptions for our Gogo Biz in-flight broadband internet service. As such, many of the risks described above relating to our CA business and the Gogo service could also have a material adverse effect on our BA business, including expected capacity constraints on our network in the near-term, our ability to successfully implement technology enhancements to our network and our ability to successfully develop and deploy new products and services and generate revenue and profits from the sale of such products and services.

Risks Related to Our Technology and Intellectual Property and Regulation

Our CA-NA and BA businesses are dependent on our right to use spectrum exclusively licensed to us.

In June 2006, we purchased at FCC auction an exclusive ten-year, 3 MHz license for ATG spectrum that expires in October 2016, and in April 2013, as part of our acquisition of Airfone, we acquired an additional 1MHz ATG spectrum license that expires in October 2016. Prior to expiration of the initial license terms, we expect to apply to renew our licenses for additional ten-year terms without further payment. Any breach of the terms of our FCC licenses or FCC regulations including foreign ownership restrictions, permitted uses of the spectrum and compliance with Federal Aviation Administration (“FAA”) regulations, could result in the revocation, suspension, cancellation or reduction in the term of our licenses or a refusal by the FCC to renew the licenses upon expiration. Further, in connection with an application to renew our licenses upon expiration, a competitor could file a petition opposing such renewal on anti-competitive or other grounds. Our ability to offer in-flight broadband internet access through our ATG service currently depends on our ability to maintain rights to use the 3MHz ATG spectrum in the U.S. and our failure to do so would have a material adverse effect on our business and results of operations. Our ability to meet increasing capacity demands and expand our service offerings in the United States may depend upon our ability to maintain rights to use the 1MHz ATG spectrum and/or to obtain sufficient rights to use additional means to provide in-flight internet connectivity including spectrum for ATG or satellite, such as, for example, successful participation in the potential FCC auction of the 14 GHz spectrum, to the extent we elect to participate in such auction. Obtaining such spectrum can be a lengthy and costly process. We may not be able to license or maintain the spectrum necessary to execute our business strategy.

While our spectrum license allows us to be the exclusive provider of ATG broadband connectivity in the United States, additional ATG spectrum may become available in the United States or internationally in the future.

While we are currently the only provider of ATG service in the United States, the FCC may in the future decide to auction additional spectrum for ATG use that is not currently designated for that purpose, or a competitor could develop technology or a business plan that allows it to cost effectively use spectrum not specifically reserved for ATG, but on which ATG use is not prohibited, to provide broadband connectivity. On May 9, 2013, the FCC issued a notice of proposed rulemaking with respect to the 14 GHz spectrum. As a result of this rulemaking process, the FCC has prepared a draft order to auction off spectrum for ATG use and if we failed to adequately secure rights to such additional spectrum, the additional ATG spectrum, which would have greater capacity than our current spectrum, could be held by, or available for license to, one or more of our existing competitors or new entrants. In order to remain competitive, we may have to make significant expenditures to purchase or lease spectrum that is currently held by other licensees or that is newly auctioned for ATG use including the 14 GHz spectrum. We anticipate that the FCC will act on the proposed order designating the 14 GHz spectrum for ATG use in the near term, and we may elect to participate in any auction to license such spectrum. We are currently exploring various options with respect to developing and implementing a next generation air-to-ground technology in order increase bandwidth speeds and provide additional capacity in the contiguous United States. In February 2015, we announced that Delta Air Lines intends to partner with us in launching such technology. Our development and implementation of next generation air-to-ground technology will require that we obtain rights to sufficient 14GHz or other spectrum.

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

We rely on third-party suppliers for services and equipment that we use to provide satellite telecommunication and connectivity services to commercial airline passengers and business aviation customers. We generated approximately 6%, 7%, and 8% of total BA segment revenue from subscriptions for voice and data services provided via satellite for the years ended December 31, 2014, 2013, and 2012, respectively. These voice and data services are provided in our BA segment through the resale on a non-exclusive basis of satellite-based telecommunications and data services owned and operated by third parties. We currently rely on two satellite partners to provide these services to our BA customers and have a number of satellite resellers as our competitors. Our agreements with our BA satellite partners are short-term in nature and one is subject to termination for convenience on 90 days’ notice. We also have agreements with three CA satellite partners, the earliest of which expires in 2017, to provide Ku-band and Ka-band satellite service on a non-exclusive basis. If any of these agreements were terminated or not renewed upon expiration, or if any of our satellite partners fail to obtain, or lose, necessary regulatory authorizations, we could face material delays or interruptions in the provision of service to our customers that rely on satellite service for connectivity or other voice and data services. Our agreement with Inmarsat for the provision of Ka-band satellite service permits Inmarsat to terminate the agreement on 30 days’ notice if we do not meet certain targets and milestones, including our entry into agreements to offer its Global Xpress Ka-band satellite service to specified numbers of airlines and aircraft and the completion of the first test-flight demonstrating the use of Global Xpress service. If our agreements with our satellite partners were terminated or expired and were not renewed, we may not be able to find alternative satellite partners on terms that are acceptable to us, or at all. Certain of our agreements with satellite service providers commit us to purchase bandwidth up to five years in advance, which may exceed passenger demand and require us to incur unnecessary costs. See “—We may be unsuccessful in expanding our operations internationally.” In addition, our agreements with satellite service providers may also contain terms, such as those related to termination, pricing and service levels, that are not consistent with our obligations under our connectivity agreements with airline partners that rely on such satellite service for connectivity. Such misalignment could cause us to be in breach of such connectivity agreements, and we may be unable to seek indemnification for such losses from our satellite service providers. Further, if our satellite partners were to increase the fees they charge us for resale of their services and we could not pass these increased costs on to our customers, it would increase our cost of service revenue and adversely impact our business and results of operations. We also have an agreement with a third party to provide the equipment, including radome, antenna and modems, necessary for us to provide our Ku-band satellite service. That agreement expires in 2015 and renews automatically from year to year thereafter. We have agreements with third parties to provide the equipment necessary for us to provide 2Ku satellite service. If any of the Ku or 2Ku supplier agreements, or any other agreement with equipment providers, were terminated for any reason or expired and were not renewed, we may not be able to find alternative equipment providers on terms that are acceptable to us, or at all, which could delay our ability to roll out our satellite service to airline partners and adversely impact our business and results of operations. In addition, we are required to obtain regulatory approvals for the provision of satellite service from certain foreign telecommunications regulatory bodies.

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

We rely on single source suppliers for a number of critical components of our network and operations. For example, we purchase all of the aircards used for our ATG and ATG-4 equipment from a single provider an affiliate of which we believe holds all of the patents for these components. This supplier has petitioned the FCC to designate certain spectrum for use as an additional ATG network and, as such, may in the future become our direct competitor. If we are required to find one or more alternative suppliers for aircards or any other component for which we may rely on a single source supplier, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all. Additionally, we purchase equipment for all of the base stations used at our cell-sites from a single provider. The base stations used at our cell-sites may require six to nine months lead time to produce and are highly integrated with other components of our network. If we needed to seek one or more alternate suppliers for our base stations, we estimate that it could take up to a year or more before any such alternate supplier could deliver a component that meets our network requirements. We also license all of our ATG-4 bandwidth optimization software from a single provider. If we are required to find one or more alternative suppliers for this or comparable software, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all. In addition, we purchase the components of the airborne equipment that is used to provide our Ku-band satellite service from a single provider and the various components of the 2Ku equipment from single source providers. If we are required to find one or more alternative suppliers for any of these components, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all, which could adversely impact our ability to roll out our Ku-band satellite service with our current or future airline partners. The lack of alternative suppliers could lead to higher prices and a failure by any of our single source providers to continue to produce the component, or to otherwise fulfill its obligations, could have a material adverse effect on our business, results of operations and financial condition.

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. We have faced, are currently facing and may face from time to time in the future, allegations that we or a supplier or customer have violated the rights of third parties, including patent, trademark and other intellectual property rights.

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

The failure of our equipment or material defects or errors in our software may damage our reputation, result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages, and impair our ability to sell our service.

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

For example, before February 26, 2015, our mobile wireless broadband internet access services, including Gogo Connectivity and Gogo Biz, were classified as information services, and not as telecommunications services. Therefore, these services were not subject to FCC common carrier regulation, although other regulations did apply. The FCC’s December 2010 net neutrality regulations required broadband internet access providers to provide detailed customer disclosures regarding network management practices, performance levels and commercial terms of the service. Other provisions of that order – such as one which placed limits on our ability to block users’ access to lawful websites, including websites that may compete with our other services – were struck down by a federal appeals court.

On February 26, 2015, the FCC adopted an order in which, according to an official FCC News Release, it reclassified mobile (and fixed) broadband internet access services as Title II telecommunications services. The text of the FCC order has not yet been released, but the News Release indicates that certain provisions of Title II will now apply to broadband internet access services, including provisions that: prohibit unjust or unreasonable practices or discrimination; allow investigation and enforcement; impose consumer privacy and accessibility protections; and facilitate certain universal service requirements. The News Release also indicates that the FCC has decided to forbear from applying a number of Title II requirements, including provisions related to rate regulation and universal service contributions. Until the full text of the FCC’s order is released, we cannot assess what impact, if any, it may have on our current practices.

According to the News Release, the FCC also adopted broad new net neutrality rules. For example, broadband providers may not block access to legal content, applications, services, or non-harmful devices. Broadband providers also may not impair or degrade lawful internet traffic on the basis of content, applications, services, or non-harmful devices. In addition, broadband providers may not favor some lawful internet traffic over other lawful traffic in exchange for consideration of any kind, and they may not prioritize the content and services of their affiliates. For purposes of these rules, other than for paid prioritization, a provider may engage in reasonable network management. As noted above, until the full text of the FCC’s order is released, we cannot assess what impact, if any, it may have on our current practices.

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

We have incurred operating losses in every quarter since we launched the Gogo service in August 2008, and we may not be able to generate sufficient revenue in the future to generate operating income. We also expect our costs to increase materially in future periods, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources on the continued roll-out of our technology roadmap and international expansion. The amount and timing of these costs are subject to numerous variables and such initiatives may require additional funding. Such variables include, for our technology roadmap, the availability of and costs associated with the licensing of additional spectrum, the timely and successful roll-out of ATG-4 and 2Ku, and the timing of the roll-out of other technologies in the future, as well as costs incurred to develop and implement changes to ground and airborne software and hardware, costs associated with subsidizing our airline partners’ equipment purchases, including upgrades to ATG-4 or other contractually obligated upgrades to our connectivity services and, with respect to satellite technologies, the cost of obtaining satellite capacity. In addition, we may incur significant costs in connection with our pursuit of a next generation air to ground technology or other new technologies not included in our current roadmap. With respect to our international expansion, such variables may include, in addition to costs associated with satellite technology as discussed in the preceding sentence, costs incurred to modify our portal for international deployment, costs related to sales and marketing activities and administrative support functions, equipment subsidies to airlines and additional legal and regulatory expenses associated with operating in the international commercial aviation market. In addition, we expect to incur additional general and administrative expenses, including legal and accounting expenses, related to being a public company. These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business, it could adversely affect our financial condition and results of operations.

We will likely need additional financing to execute our business plan or new initiatives, which we may not be able to secure on acceptable terms, or at all.

We will likely require additional financing in the near or long term to fully execute our business plan, including our technology roadmap, international or domestic expansion plans or other changes. Our success may depend on our ability to raise such additional financing on reasonable terms and on a timely basis. The amount and timing of our capital needs will depend in part on the extent of deployment of the Gogo service, the rate of customer penetration, the adoption of our service by airline partners and other factors set forth above that could adversely affect our business. In addition, we are currently exploring various options with respect to developing and implementing a next generation air-to-ground technology and may actively consider from time to time other significant technological, strategic and operational initiatives. In order to execute on any of these initiatives, we would likely require additional financing. Conditions in the economy and the financial markets may make it more difficult for us to obtain necessary additional capital or financing on acceptable terms, or at all. If we cannot secure sufficient additional financing, we may be forced to forego strategic opportunities or delay, scale back or eliminate additional service deployment, operations and investments or employ internal cost savings measures.

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

As noted above, on February 26, 2015, the FCC adopted an order in which, according to an official FCC News Release, it reclassified mobile (and fixed) broadband internet access services as Title II telecommunications services. The text of the FCC order has not yet been released, but the News Release indicates that certain provisions of Title II will now apply to broadband internet access services, including provisions that impose consumer privacy protections such as CPNI. Until the full text of the FCC’s order is released, we cannot assess what impact, if any, it may have on our current practices, including our privacy and data security practices.

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

As of December 31, 2014, we had $309.2 million of debt outstanding under the amended senior secured credit facility (“Amended and Restated Senior Term Facility”). Subject to certain limitations set forth in the Amended and Restated Senior Term Facility, we or our subsidiaries may incur additional debt in the future, which could increase the risks described below and lead to other risks. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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

Our Amended and Restated Senior Term Facility contains financial and operating covenants and restrictions that limit our operations and could lead to adverse consequences if we fail to comply with them.

The Amended and Restated Senior Term Facility contains certain financial and operating covenants and other restrictions relating to, among other things, limitations on indebtedness (including guarantees of additional indebtedness) and liens, mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, dividends and other restricted payments, repurchase of shares of capital stock and options to purchase shares of capital stock and certain transactions with affiliates. Additionally, depending on the leverage ratio of our BA segment, up to 50% of that segment’s annual excess cash flow may be required to be used to repay principal under the Amended and Restated Senior Term Facility and, as a result, will not be available for investment in our business, including required expenditures and investments in our CA-NA or CA-ROW segments.

Failure to comply with these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of additional indebtedness or changes in general economic conditions, which may be beyond our control. The breach of any of these covenants or restrictions could result in a default under the Amended and Restated Senior Term Facility that would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay such amounts, lenders having secured obligations could proceed against the collateral securing these obligations. The collateral includes the capital stock of our domestic subsidiaries, 65% of the capital stock of our foreign subsidiaries and substantially all of our and our subsidiaries’ other tangible and intangible assets, subject in each case to certain exceptions. This could have serious consequences on our financial condition and results of operations and could cause us to become bankrupt or otherwise insolvent. In addition, these covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our business and stockholders.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amended and Restated Senior Term Facility” for additional information about the financial and operating covenants set forth in the Amended and Restated Senior Term Facility and also the Amended and Restated Senior Term Facility generally.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our debt outstanding under the Amended and Restated Senior Term Facility bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows.

We may have future capital needs and may not be able to obtain additional financing to fund our capital needs on acceptable terms, or at all.

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

We have from time to time evaluated, and we continue to evaluate, our potential capital needs in light of increasing demand for our services, limitations on bandwidth capacity and generally evolving technology in our industry. We may utilize one or more types of capital raising in order to fund any initiative in this regard, including the issuance of new equity securities and new debt securities, including debt securities convertible into our common stock. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company. In addition any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock, and we may grant holders of such securities rights with respect to the governance and operations of our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Risks Relating to Our Common Stock

The price of our common stock may be volatile and the value of your investment could decline.

The trading price of our common stock has been volatile since our initial public offering (IPO), which occurred on June 21, 2013 and in which shares of common stock were sold at a price of $17.00 per share. From the IPO date through February 23, 2015, the price of our common stock has ranged from a low of $9.71 per share to a high of $35.77 per share. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate widely in response to various factors, many of which are beyond our control. They include:

•	airline industry or general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	changes in technology or customer usage of Wi-Fi and internet broadband services;

•	any inability to timely and efficiently roll out 2Ku or other components of our technology roadmap;

•	any inability to sufficiently execute our international growth strategy;

•	any inability to obtain satellite service on commercially reasonable terms or at all, currently and in the future, including Ka-band satellite service;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	action by institutional stockholders or other large stockholders, including future sales;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

•	developments or disputes concerning patents or proprietary rights, including increases or decreases in litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants;

•	failure to complete significant sales;

•	any future sales of our common stock or other securities;

•	renewal of our FCC license and our ability to obtain additional spectrum; and

•	additions or departures of key personnel.

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

Future stock issuances could cause substantial dilution and a decline in our stock price.

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

As of December 31, 2014, Oakleigh Thorne and the entities affiliated with Mr. Thorne (“Thorne Entities”) beneficially own approximately 29% of the outstanding shares of our common stock. As a result, the Thorne Entities will be able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

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

In particular, beginning with the year ended December 31, 2014, we are required under the Sarbanes Oxley Act to document and test the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. In addition, we are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to maintain effective controls or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, Nasdaq, or other regulatory authorities.

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

Currently, we lease approximately 162,285 square feet for our CA business and corporate headquarters in Itasca, Illinois, which includes 100,525 square feet under a lease agreement that expires on February 29, 2020 and 61,760 square feet under a sublease agreement that expires on August 31, 2016. In the fourth quarter of 2013, we signed a lease to move our corporate headquarters to Chicago, Illinois, under a lease agreement that expires in 2028 for approximately 232,000 square feet of space. We also lease approximately 25,888 square feet for our CA manufacturing facility in Bensenville, Illinois under a lease agreement that expires on August 31, 2019. Additionally, our lease for our BA business in Broomfield, Colorado is for 55,354 square feet and expires on September 30, 2015. In January of 2014, we entered into a new twelve-year lease to move our BA business to a new location in Broomfield, Colorado, which is approximately 111,900 square feet. We believe our new facilities will be adequate for the foreseeable future.

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

	High		Low
Year ended December 31, 2014
First quarter		$26.90		$18.18
Second quarter		$22.50		$11.66
Third quarter		$19.60		$14.03
Fourth quarter		$18.75		$14.70
Year ended December 31, 2013
First quarter	$	n/a	$	n/a
Second quarter		$16.72		$13.61
Third quarter		$19.80		$9.71
Fourth quarter		$35.77		$15.46

Holders of Record

As of January 30, 2015, there were 116 stockholders of record of our common stock, and the closing price of our common stock was $14.53 per share as reported on the NASDAQ. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. In addition, our credit facilities contain restrictions on our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenants” and Note 6, “Long-Term Debt and Other Liabilities” to our consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Annual Report on Form 10-K.

Repurchases of Equity Securities

None.

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On June 20, 2013, our registration statement on Form S-1 (File No. 333-178727) was declared effective by the Securities and Exchange Commission for our IPO, pursuant to which we sold an aggregate of 11,000,000 shares of our common stock at a price of $17.00 per share, resulting in net proceeds to us of $170.3 million after deducting underwriting discounts and commissions and other offering expenses. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the Securities and Exchange Commission on June 24, 2013 pursuant to Rule 424(b).

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Performance

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Gogo Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Nasdaq Composite Index (“NASDAQ Composite”) for the period from June 21, 2013 (the date our common stock commenced trading on the NASDAQ) through December 31, 2014, the last trading day of 2014. The graph assumes that $100 was invested at the market close on June 21, 2013 in our common stock, the S&P 500 and the NASDAQ Composite and assumes reinvestments of dividends, if any. The graph also assumes that the price of our common stock on June 21, 2013 was the initial public offering price of $17.00 per share. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	Selected Financial Data

The following tables present selected historical financial data as of and for the periods indicated. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K.

The consolidated statement of operations data and other financial data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data and other financial data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Service revenue	$322,747	$250,381	$167,067	$103,918	$58,341
Equipment revenue	85,744	77,743	66,448	56,238	36,318

Total revenue	408,491	328,124	233,515	160,156	94,659

Total operating expenses (1)	459,160	372,791	260,952	193,980	171,620

Operating loss (1)	(50,669)	(44,667)	(27,437)	(33,824)	(76,961)
Other (income) expense:
Interest expense	32,738	29,272	8,913	280	37
Fair value derivative adjustments	—	36,305	(9,640)	(58,740)	33,219
Write off of deferred equity financing costs	—	—	5,023	—	—
Interest income and other	(52)	(62)	(55)	(32)	(98)

Total other (income) expense	32,686	65,515	4,241	(58,492)	33,158

Income (loss) before income tax provision	(83,355)	(110,182)	(31,678)	24,668	(110,119)
Income tax provision	1,183	1,107	1,036	1,053	3,260

Net income (loss)	(84,538)	(111,289)	(32,714)	23,615	(113,379)
Class A and Class B senior convertible preferred stock return	—	(29,277)	(52,427)	(31,331)	(18,263)
Accretion of preferred stock	—	(5,285)	(10,499)	(10,181)	(8,501)

Net loss attributable to common stock	$(84,538)	$(145,851)	$(95,640)	$(17,897)	$(140,143)

Net loss per share attributable to common stock—basic and diluted (2)	$(0.99)	$(3.05)	$(14.07)	$(2.63)	$(20.62)
Weighted average shares used in computing net loss attributable to common stock—basic and diluted (2)	85,147	47,832	6,798	6,798	6,798

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$211,236	$266,342	$112,576	$42,591	$18,883
Working capital (3)	143,408	212,000	76,031	31,314	12,459
Total assets	767,640	689,000	432,115	285,636	236,940
Indebtedness and long-term capital leases, net of current portion	305,735	238,638	131,679	2,224	2,000
Total liabilities	569,882	418,810	263,514	87,846	113,928
Convertible preferred stock (2)	—	—	614,378	551,452	453,385
Total Stockholders’ equity (deficit) (2)	197,758	270,190	(445,777)	(353,662)	(330,373)

(1)	Includes depreciation and amortization expense of $64.5 million,$55.5 million, $36.9 million, $32.7 million and $31.0 million for each of the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.
(2)	On June 20, 2013, we priced our Initial Public Offering (“IPO”) of 11,000,000 shares of our common stock and such shares began trading on the NASDAQ Global Select Market on June 21, 2013. The public offering price of the shares sold in the offering was $17.00 per share. Upon consummation of the IPO, all outstanding shares of convertible preferred stock converted into 66,235,473 shares of common stock. As a result of the conversion of the convertible preferred stock to common stock the value of the convertible preferred stock was transferred to stockholders’ equity (deficit).
(3)	We define working capital as total current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Gogo (“we”, “us”, “our”) is a leading global aero communications service provider for the global aviation industry. We operate through the following three segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA.”

Services provided by our CA-NA and CA-ROW businesses include Gogo Connectivity, which allows passengers to connect to the internet from their personal Wi-Fi-enabled devices, Gogo Vision, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices, and other service revenue, which include a broad range of customizable, targeted content, advertising and e-commerce services. Services are provided by the CA-NA business on commercial aircraft flying routes that begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which is in the start-up phase as we launched commercial international service in March 2014, provides service on commercial aircraft operated by foreign-based commercial airlines and international flights of North American based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service is provided. Additionally, CA-ROW provides network monitoring and portal management services to our airline partners. Our BA business provides in-flight internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service which utilizes our ATG network and spectrum, and satellite-based voice and data services through our strategic alliances with satellite companies.

Recent Developments

On July 30, 2014, we entered into an amendment to the Amended and Restated Senior Term Facility pursuant to which we borrowed an additional principal amount of $75.0 million under such facility. As of December 31, 2014, $309.2 million was outstanding under the Amended and Restated Senior Term Facility. See “—Liquidity and Capital Resources” below for additional information regarding the Amended and Restated Senior Term Facility.

In December 2014, we entered into an agreement with Virgin Atlantic Airways under which our 2Ku equipment will be installed and our Gogo Connectivity service provided on a significant portion of Virgin Atlantic’s fleet.

In February 2015, Delta Air Lines selected Gogo to provide 2Ku service on more than 250 aircraft flying domestic, Latin American and Caribbean routes, with installations expected to begin in 2016, and on certain aircraft in its international fleet as such aircraft are delivered. In addition, Delta intends to partner with us in launching a next generation air-to-ground technology. We are currently exploring various options with respect to developing and implementing a next generation air-to-ground technology and intend to intensify the planning and design of such technology in the near term.

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	costs associated with implementing, and our ability to implement on a timely basis, our technology roadmap, including the need for additional cell sites in our ATG network, upgrades and installation of our ATG-4 technology, the roll-out of our satellite services, the potential licensing of additional spectrum, the development and implementation of 2Ku and other new technologies and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	costs associated with and our ability to execute our international expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability and cost of satellite capacity and compliance with applicable foreign regulations and expanded operations outside of the U.S.;

•	costs associated with managing a rapidly growing company;

•	the pace and extent of adoption of the Gogo service for use on international commercial aircraft by our current North American airline partners and new international airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners or BA fractional ownership customers;

•	economic environment and other trends that affect both business and leisure travel;

•	the extent of passengers’, airline partners’ and other aircraft owners and operators’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide, changes in technology and competition from current competitors and new market entrants;

•	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in laws, regulations, and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the U.S., obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, and expand our service offerings;

•	changes in laws, regulations and interpretations affecting aviation, including in particular changes that impact the design of our equipment and our ability to obtain required certifications for our equipment; and

•	our ability to obtain required foreign telecommunications, aviation and other licenses and approvals necessary for our international operations.

Summary Financial Information

Consolidated revenue was $408.5 million, $328.1 million and $233.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the CA-NA segment had 2,098 commercial aircraft online as compared with 2,032 as of December 31, 2013. As of December 31, 2014, the BA segment had 5,339 aircraft online with Iridium satellite communications systems and 2,797 Gogo Biz systems online as compared with 5,165 and 2,047, respectively, as of December 31, 2013. The BA segment became a reseller of Inmarsat SwiftBroadband satellite service in 2013 and had 38 systems online as of December 31, 2014 as compared with 10 systems online as of December 31, 2013. Our CA-ROW segment began providing connectivity service in March 2014 and had 85 aircraft online as of December 31, 2014.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics for the CA-NA and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies and evaluate forward-looking projections. We have not presented CA-ROW financial and operating metrics as we do not believe they would be meaningful for the periods presented.

Commercial Aviation North America

	For the Years Ended December 31,
	2014	2013	2012
Aircraft online	2,098	2,032	1,811
Average monthly service revenue per aircraft online (ARPA)	$10,064	$8,375	$6,981
Gross passenger opportunity (GPO) (in thousands)	313,979	294,709	250,354
Total average revenue per passenger opportunity (ARPP)	$0.79	$0.67	$0.53
Total average revenue per session (ARPS)	$11.08	$10.40	$9.74
Connectivity take rate	6.7%	6.2%	5.3%

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our ATG network equipment is installed and Gogo service has been made commercially available as of the last day of each period presented.

•	Average monthly service revenue per aircraft online (“ARPA”). We define ARPA as the aggregate service revenue for the period divided by the number of months in the period, divided by the number of aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Gross passenger opportunity (“GPO”). We define GPO as the estimated aggregate number of passengers who board commercial aircraft on which Gogo service has been available during the period presented. We calculate passenger estimates by taking the maximum capacity of flights with Gogo service, which is calculated by multiplying the number of flights flown by Gogo-equipped aircraft, as published by Air Radio Inc. (ARINC), by the number of seats on those aircraft, and adjusting the product by a passenger load factor for each airline, which represents the percentage of seats on aircraft that are occupied by passengers. Load factors are provided to us by our airline partners and are based on historical data.

•	Total average revenue per passenger opportunity (“ARPP”). We define ARPP as revenue from Gogo Connectivity, Gogo Vision, and other service revenue for the period, divided by GPO for the period.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Gogo Connectivity, excluding non-session related revenue, divided by the total number of sessions during the period. A session, or a “use” of Gogo Connectivity, is defined as the use by a unique passenger of Gogo Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives or unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was less than 3% of the total number of sessions.

Business Aviation

	For the Years Ended December 31,
	2014	2013	2012
Aircraft online
Satellite	5,377	5,175	5,030
ATG	2,797	2,047	1,455
Average monthly service revenue per aircraft online
Satellite	$167	$155	$133
ATG	2,064	1,941	1,857
Units Shipped
Satellite	561	659	711
ATG	943	880	687
Average equipment revenue per unit shipped (in thousands)
Satellite	$47	$40	$41
ATG	59	55	51

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services in operation as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services in operation as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units shipped. We define units shipped as the number of satellite or ATG network equipment units, respectively, shipped during the period.

•	Average equipment revenue per satellite unit shipped. We define average equipment revenue per satellite unit shipped as the aggregate equipment revenue earned from all satellite shipments during the period, divided by the number of satellite units shipped.

•	Average equipment revenue per ATG unit shipped. We define average equipment revenue per ATG unit shipped as the aggregate equipment revenue from all ATG shipments during the period, divided by the number of ATG units shipped.

Key Components of Consolidated Statements of Operations

The following briefly describes certain key components of revenue and expenses for the CA-NA, BA and CA-ROW segments, as presented in our consolidated statements of operations.

Revenue:

We generate two types of revenue through each of our operating segments: service revenue and equipment revenue.

Commercial Aviation North America:

Service revenue. Service revenue for the CA-NA segment, which currently represents substantially all of the CA-NA segment revenue, is derived primarily from Gogo Connectivity related revenue through both retail and non-retail sales channels. Retail revenue is derived from purchases of individual sessions (which may be flight or time-based and include multiple individual session packages) and monthly and annual subscriptions. Non-retail revenue includes sponsorship revenue (Gogo Connectivity sold to third parties who sponsor free or discounted access to Gogo Connectivity to passengers), and revenue generated through our enterprise channel (such as Gogo Connectivity sold to customers through travel management companies), our roaming channel (Gogo Connectivity sold to ground based Wi-Fi internet providers or gateways who resell to their customers) and our wholesale channel (Gogo Connectivity sold to companies who in turn make Gogo Connectivity available through customer loyalty programs or as incentives for their direct customers).

The CA-NA segment also generates entertainment revenue through our Gogo Vision service, under a business-to-customer model and a business-to-business model. Under the business-to-customer model, we provide our Gogo Vision service directly to airline passengers and set the pricing for the service, with the passenger remitting payment directly to us and we, in turn, remit a share of the revenue to the applicable airline. In August 2014, we began providing our Gogo Vision service through a business-to-business arrangement with one of our airline partners. Under this arrangement, our airline partner pays us directly for passenger access to our service and establishes the pricing for passenger distribution.

In August 2013, we began offering operations oriented communications services to certain airline partners, including real-time credit card transaction processing and real-time weather information.

We also generate revenue through third-party advertising fees and e-commerce revenue share arrangements.

Although we expect to continue to derive a substantial majority of the CA-NA service revenue from Gogo Connectivity related revenue, we expect our revenue from Gogo Vision and operations-oriented communication services to increase in future periods.

Equipment revenue. We currently have three types of connectivity agreements with our airline partners. Equipment transactions under one form of agreement, which we have used on a limited basis, qualify for sale treatment due to the specific provisions of the agreement. The remaining two types of connectivity agreements are treated as operating leases of space for our equipment on the aircraft. Under these two types of agreements, the equipment is included in property and equipment, net, on our consolidated balance sheets and the upfront payments made by the airlines for such equipment are not included in equipment revenue in our consolidated statements of operations but are instead recorded on the balance sheet as deferred airborne lease incentives. See “—Cost of Service Revenue” below for further information regarding these two forms of connectivity agreements.

Business Aviation:

Service revenue. Service revenue for the BA segment is principally derived from subscription fees paid by aircraft owners and operators for telecommunication and data services that include Gogo Biz in-flight broadband internet access using our ATG network and satellite-based services that we resell.

Equipment revenue. Equipment revenue for the BA segment is derived from the sale of ATG and satellite-based telecommunication equipment to original equipment manufacturers of aircraft (“OEMs”) and a network of aftermarket dealers who are certified by the Federal Aviation Administration (“FAA”) to install avionics on business aircraft, including aircraft used in the fractional jet market. Additionally in 2013, we began selling the Gogo Text & Talk product which is used with our ATG telecommunication equipment.

Commercial Aviation Rest of World:

Service revenue. Service revenue for the CA-ROW segment, which is in the start-up phase, is minimal as we began to generate our first in-flight connectivity revenue in March 2014. The connectivity revenue in CA-ROW is derived from Gogo Connectivity related purchases of individual sessions and monthly service fees charged to our airline partners for network monitoring and portal management services.

Cost of Service Revenue:

Commercial Aviation North America and Rest of World:

Cost of service revenue for the CA-NA and CA-ROW segments includes network, revenue share, and transactional costs.

CA-NA network costs are the costs of operating and maintaining our ATG network, including backhaul, site leases, cell site operations, data centers, network operations center, network technical support, aircraft operations, component assembly and portal maintenance. A significant portion of our network costs are relatively fixed in nature and do not fluctuate directly with revenue. Additionally, network costs for the CA-NA segment include licensing expense for the Canadian ATG spectrum.

CA-ROW network costs are the costs of operating our near-global satellite network, including costs for transponder capacity and backhaul as well as costs associated with data centers, network operations center, network technical support and portal maintenance.

Revenue share for CA-NA and CA-ROW consists of payments made to our airline partners under our connectivity agreements. Under our most prevalent type of connectivity agreement, our airline partners make an upfront payment for our equipment and take legal title to such equipment. These upfront payments are accounted for as deferred airborne lease incentives and amortized on a straight-line basis as a reduction of cost of service revenue over the term of the agreement. In addition to the revenue share percentage for Gogo Connectivity-related revenue, many of our agreements delineate revenue share percentages to be earned by our airline partners for revenue derived from Gogo Vision and other service revenue. These revenue share percentages vary by airline partner, but are generally higher than the revenue share percentages paid to our airline partners for Gogo Connectivity.

CA-NA and CA-ROW transactional costs include billing costs and transaction fees incurred internally and charged by third-party service providers.

Business Aviation:

Cost of service revenue for the BA segment consists of satellite provider service costs, transaction costs and costs related to network operations. We charge a portion of the CA-NA segment’s network costs to the BA segment as BA’s customers’ usage of the ATG network expanded beyond an immaterial amount. This charge to the BA segment is made based on a charge per megabyte used.

Cost of Equipment Revenue:

Our cost of equipment primarily consists of the purchase costs for component parts used in the manufacture of our equipment and, for the BA segment, production, technical support and quality assurance costs associated with the equipment sales.

Engineering, Design and Development Expenses:

Engineering, design and development expenses include the costs to design and develop next generation technologies and obtain and to maintain FAA and other regulatory certifications. This includes the development of ground and airborne systems, including customization of network and airborne equipment, along with the design of airborne system installation processes. Engineering, design and development expenses also include costs associated with the enhancement of existing products.

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

Business Aviation:

Sales and marketing expenses for the BA segment consist of costs associated with activities related to customer sales (including sales commissions), advertising and promotions, product management, trade shows, and customer service support related activities to end users.

General and Administrative Expenses:

General and administrative expenses include staff and related operating costs of the business support functions, including finance and accounting, legal, human resources, administrative, information technology and executive groups. We allocate to our BA and CA-ROW segments certain corporate operating expenses included in the CA-NA segment but shared by our CA-NA, BA and CA-ROW segments.

Since going public in 2013, we have been required to comply with new accounting, financial reporting and corporate governance standards as a public company, which has caused our general and administrative expenses to increase. Such costs include, among others, increased auditing and legal fees, board of director fees, investor relations expenses, and director and officer liability insurance costs.

Depreciation and Amortization:

Depreciation expense for both the CA-NA and BA segments includes depreciation expense associated with our office equipment, furniture, fixtures and leasehold improvements. Additionally, the depreciation expense for the CA-NA segment includes depreciation of our airborne and ground network related equipment. Depreciation expense for CA-ROW is primarily due to depreciation on our airborne and satellite network-related equipment. We depreciate these assets on a straight-line method over their estimated useful lives that range from 3-25 years, depending on the assets being depreciated.

Amortization expense includes the amortization of our finite lived intangible assets on a straight-line basis over the estimated useful lives that range from 3 to 10 years, depending on the items being amortized.

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

We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates. For a discussion of our significant accounting policies to which many of these critical estimates relate, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K.

Long-Lived Assets:

Our long-lived assets (other than goodwill and indefinite-lived assets which are separately tested for impairment) are evaluated for impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We evaluate long-lived assets for impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If the future net undiscounted cash flows are less than the carrying value, we then calculate an impairment loss. The impairment loss is calculated by comparing the long-lived assets carrying value with the estimated fair value, which may be based on estimated future discounted cash flows. We would recognize an impairment loss by the amount the long-lived asset’s carrying value exceeds the estimated fair value. If we recognize an impairment loss, the adjusted balance becomes the new cost basis and is depreciated (amortized) over the remaining useful life of the asset. We also periodically reassess the useful lives of our long-lived assets due to advances and changes in our technologies.

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

Indefinite-Lived Assets:

Our indefinite-lived intangible assets consist of our FCC spectrum licenses. Indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually or whenever events indicate that the carrying amount of such assets may not be recoverable. We perform our annual impairment test during the fourth quarter of each fiscal year. In determining which approach was most appropriate, we considered the cost approach, market approach and income approach. We determined that the income approach, utilizing the Greenfield method, is the most appropriate way to value our indefinite-lived assets.

For the Greenfield method we estimate the value of our FCC spectrum licenses by calculating the present value of the cash flows of a hypothetical new market participant whose only assets are such licenses to determine the enterprise value of the entire company. It includes all necessary costs and expenses to build the company’s infrastructure during the start-up period, projected revenue, and cash flows once the infrastructure is completed. Since there are no corroborating data available in the market place that would demonstrate a market participant’s experience in setting up an “air-to-ground” business, we utilized our historic results and future projections as the underlying basis for the application of the Greenfield method. We followed the traditional discounted cash flow method, calculating the present value of a new market participant’s estimated debt free cash flows.

Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future projected cash flows and estimated growth rates and discount rates, as well as new market participant assumptions. Estimates of future projected cash flows used in connection with the discounted cash flow analysis were consistent with the plans and estimates that we used to manage the business, although there was inherent uncertainty in these estimates. The discount rate used in the calculation was based on our weighted average cost of capital. The beta used in the calculation was based on the weighted average betas of peer companies

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate the fair value of our indefinite-lived intangible assets. However, if actual results are not consistent with our assumptions used, we could be exposed to losses that could be material. At the 2014 annual impairment test date, our conclusion that there was no impairment would not have changed had the test been conducted assuming: 1) a 100 basis point increase in the discount rate used to discount the aggregated estimated cash flows of the assets to their net present value in determining the assets’ estimated fair value (without any change in the aggregate estimated cash flows), or 2) a 100 basis point decrease in the terminal growth rate (without a change in the discount rate used). The fair value of the FCC spectrum licenses exceeded their carrying value by more than 300%.

Share-Based Compensation:

We account for stock-based compensation based on the grant date fair value of the award. We recognize this cost as an expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. We do not have a long history of option grants and are thus unable to measure forfeitures over the entire option term. Forfeitures are estimated based on our historical analysis of attrition levels, and such estimates are generally updated annually for actual forfeitures or when any significant changes to attrition levels occur. We use the Black-Scholes option-pricing model to determine the estimated fair value of stock options. Critical inputs into the Black-Scholes option-pricing model include: the estimated grant date fair value of our common stock; the option exercise price; the expected term of the option in years; the annualized volatility of the stock; the risk-free interest rate; and the annual rate of quarterly dividends on the stock, which are estimated as follows:

•

Volatility. As we have not been a public company long enough to calculate volatility based on our own common stock, the expected volatility is calculated as of each grant date based on reported data for a peer group of publicly traded companies for which historical information is available. While we are not aware of any news regarding or disclosure by our peers that may impact their respective volatilities, there is a risk that peer group volatility may increase, thereby increasing the future compensation expense resulting from future option grants. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Expected Term. The expected term of the stock options is determined based upon the simplified approach, allowed under SEC Staff Accounting Bulletin No. 110, which assumes that the stock options will be exercised evenly from vesting to expiration, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. As we obtain data associated with future exercises, the expected term of future grants will be adjusted accordingly.

•	Fair Value of Our Common Stock. The fair value of our common stock underlying the stock options and other share-based awards was valued by reference to the publicly traded closing price of our common stock on the grant date.

•	Option Exercise Price. The option exercise price was determined based on the publicly traded closing price of our common stock on the date of grant.

•	Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. The inputs that create the most sensitivity in our option valuation are the volatility, expected term and forfeitures. See Note 11, “Share-Based Compensation,” to our consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K for additional information regarding the assumptions used in the Black-Scholes model.

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

Consolidated Statement of Operations Data

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Service revenue	$322,747	$250,381	$167,067
Equipment revenue	85,744	77,743	66,448

Total revenue	408,491	328,124	233,515
Operating expenses:
Cost of service revenue (exclusive of items shown below)	169,935	132,259	83,235
Cost of equipment revenue (exclusive of items shown below)	39,525	35,739	29,905
Engineering, design and development	65,120	49,687	35,354
Sales and marketing	38,625	30,597	26,498
General and administrative	81,504	69,000	49,053
Depreciation and amortization	64,451	55,509	36,907

Total operating expenses	459,160	372,791	260,952

Operating loss	(50,669)	(44,667)	(27,437)

Other (income) expense:
Interest income	(61)	(64)	(77)
Interest expense	32,738	29,272	8,913
Fair value derivative adjustment	—	36,305	(9,640)
Write off of deferred equity financing costs	—	—	5,023
Other expense	9	2	22

Total other expense	32,686	65,515	4,241

Loss before incomes taxes	(83,355)	(110,182)	(31,678)
Income tax provision	1,183	1,107	1,036

Net loss	(84,538)	(111,289)	(32,714)
Class A and Class B senior convertible preferred stock return	—	(29,277)	(52,427)
Accretion of preferred stock	—	(5,285)	(10,499)

Net loss attributable to common stock	$(84,538)	$(145,851)	$(95,640)

Years Ended December 31, 2014 and 2013

Revenue:

Revenue by segment and percent change for the years ended December 31, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2014 over 2013
	2014	2013
Service Revenue:
CA-NA	$248,625	$196,732	26.4%
BA	71,993	52,257	37.8%
CA-ROW	2,129	1,392	52.9%

Total Service Revenue	$322,747	$250,381	28.9%

Equipment Revenue:
CA-NA	$2,128	$2,336	(8.9%)
BA	83,603	75,239	11.1%
CA-ROW	13	168	(92.3%)

Total Equipment Revenue	$85,744	$77,743	10.3%

Total Revenue:
CA-NA	$250,753	$199,068	26.0%
BA	155,596	127,496	22.0%
CA-ROW	2,142	1,560	37.3%

Total Revenue	$408,491	$328,124	24.5%

Commercial Aviation North America:

CA-NA revenue increased to $250.8 million for the year ended December 31, 2014 as compared with $199.1 million for the prior year primarily due to an increase in connectivity service revenue. Gogo Connectivity sessions totaled 21.1 million for the year ended December 31, 2014 as compared with 18.2 million for the prior year. The increase in CA-NA connectivity service revenue was primarily due to an increase in connectivity take rate and, to a lesser extent, ARPS, which resulted in increases in ARPA and ARPP. ARPA increased to $10,064 for the year ended December 31, 2014 as compared with $8,375 for the prior year. ARPP increased to $0.79 for the year ended December 31, 2014 as compared with $0.67 for the prior year. GPO increased to 314.0 million for year ended December 31, 2014 as compared with 294.7 million for the prior year, driven by an increase in aircraft online. The connectivity take rate increased to 6.7% for the year ended December 31, 2014 as compared with 6.2% for the prior year, reflecting increased passenger adoption of the Gogo service. ARPS increased to $11.08 for the year ended December 31, 2014 as compared with $10.40 for the prior year due primarily to price increases for individual sessions and changes to our product mix.

Our retail revenue increased to $221.8 million for the year ended December 31, 2014 as compared with $179.4 million for the prior year due to an increase in both individual sessions and subscriptions. Revenue from individual sessions increased to $133.4 million for the year ended December 31, 2014 as compared with $106.4 million for the prior year and revenue from subscriptions increased to $88.4 million for the year ended December 31, 2014 as compared with $73.0 million for the prior year. These revenue increases were due to price increases and increased passenger adoption of the Gogo service. Our non-retail revenue increased to $14.1 million for the year ended December 31, 2014 as compared with $10.0 million for the prior year primarily due to increases in roaming and sponsorship revenue, offset in part by a decrease in enterprise and wholesale revenue.

A summary of the components of CA-NA’s service revenue for the years ended December 31, 2014 and 2013 is as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2014 over 2013
	2014	2013
Gogo Connectivity revenue (1)	$235,902	$189,379	24.6%
Gogo Vision and other service revenue (2)	12,723	7,353	73.0%

Total service revenue	$248,625	$196,732	26.4%

(1)	Includes non-session related revenue of $2.2 million for the year ended December 31, 2014.
(2)	Other service revenue includes content filtering, VoIP access for airlines’ flight crews, portal development services, operations-oriented communications services, third-party advertising, e-commerce revenue share arrangements and partner co-branding and reseller arrangements.

The increase in Gogo Vision and other service revenue of 73.0% to $12.7 million for the year ended December 31, 2014 as compared with $7.4 million for the prior year was driven by increases in revenues from partner co-branding and reseller arrangements and operations-oriented communications services and the commencement of a business-to-business arrangement with one of our airline partners for our Gogo Vision offering, offset in part by a decrease in other service revenues.

Business Aviation:

BA revenue increased to $155.6 million for the year ended December 31, 2014 as compared with $127.5 million for the prior year due to increases in service and equipment revenue. BA service revenue increased to $72.0 million for the year ended December 31, 2014 as compared with $52.3 million for the prior year primarily due to more customers subscribing to our Gogo Biz (ATG) service as well as the full year impact of price increases implemented during 2013. The number of ATG aircraft online increased 36.6% to 2,797 as of December 31, 2014 as compared with 2,047 as of December 31, 2013.

BA equipment revenue increased to $83.6 million for the year ended December 31, 2014 as compared with $75.2 million for the prior year due to increases in revenue for ATG and Universal Cabin System (“UCS”) equipment. ATG equipment revenue increased 15.0% to $55.5 million for year ended December 31, 2014, as compared with $48.2 million for the prior year due to a 7.2% increase in the number of ATG equipment units shipped and new ATG product offerings including ATG 2000 for the turbo prop market and Gogo Text & Talk.

Commercial Aviation Rest of World:

Our CA-ROW segment is in the start-up phase. In March 2014 we generated our first CA-ROW in-flight connectivity revenue and monthly service fees charged to our airline partners for network monitoring and portal management services. We generated $2.1 million of service revenue during the year ended December 31, 2014. For the year ended December 31, 2013, our CA-ROW segment generated $1.4 million of service revenue primarily from portal development services provided to one international carrier, while no such activity occurred in 2014.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the years ended December 31, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2014 over 2013
	2014	2013
CA-NA	$115,343	$100,442	14.8%
BA	19,183	14,888	28.8%
CA-ROW	35,409	16,929	109.2%

Total	$169,935	$132,259	28.5%

CA-NA cost of service revenue increased to $115.3 million for the year ended December 31, 2014 as compared with $100.4 million for the prior year due to an increase in revenue share earned by our airline partners and an increase in network operations expenses (including network maintenance, backhaul and site leases). The revenue share increase of $9.2 million for the year ended December 31, 2014 over the prior year was primarily driven by the increase in CA-NA service revenue. We also had increases in billing and transaction related expenses as a result of an increase in the number of Gogo Connectivity sessions. These increases were partially offset by an increase in the amortization of our deferred airborne lease incentives. See Note 14, “Leases” in our consolidated financial statements for additional information regarding our deferred airborne lease incentives.

BA cost of service revenue increased to $19.2 million for the year ended December 31, 2014 as compared with $14.9 million for the prior year. The increase in cost of service revenue was primarily due to an increase in the number of ATG units online to 2,797 as of December 31, 2014 from 2,047 as of December 31, 2013 and an increase in the average network utilization per ATG unit online, which resulted in higher ATG network service costs. Our satellite service fees also increased for the year ended December 31, 2014 as compared with the prior year due to an increase in the number of subscribers of our satellite services to 5,377 as of December 31, 2014 from 5,175 as of December 31, 2013, an increase in average network utilization per satellite unit online and price increases for satellite services.

CA-ROW cost of service revenue increased to $35.4 million for the year ended December 31, 2014 as compared with $16.9 million in the prior year primarily due to higher rates for satellite capacity and, to a lesser extent, due to additional satellite transponders and teleports coming online throughout 2013 and 2014. Additionally, as we commenced service in CA-ROW in 2014, we began incurring revenue share expense, and billing and transaction related expenses. These were partially offset by the amortization of our deferred airborne lease incentives. See Note 14, “Leases” in our consolidated financial statements for additional information regarding our deferred airborne lease incentives.

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

We also expect to incur additional cost of service revenue in CA-ROW as we expand our business internationally, primarily related to our satellite service offerings, additional revenue share, network operations, and billing and transactional related expenses.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the years ended December 31, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2014 over 2013
	2014	2013
CA-NA	$2,186	$2,550	(14.3%)
BA	37,332	33,096	12.8%
CA-ROW	7	93	(92.5%)

Total	$39,525	$35,739	10.6%

Cost of equipment revenue increased to $39.5 million for the year ended December 31, 2014 as compared with $35.7 million for the prior year. The increase occurred primarily within the BA segment primarily due to an increase in ATG equipment revenue. Lesser factors include a shift in product mix, an increase in warranty reserve due to additional units outstanding, a write-off of obsolete inventory related to legacy satellite systems and an increase in personnel costs within the production, technical support and quality assurance groups to support the growth of the business. We expect that our cost of equipment revenue will continue to vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 31.3% to $65.1 million for the year ended December 31, 2014 as compared with $49.7 million for the prior year primarily due to an increase in the CA-ROW segment and to a lesser extent in the CA-NA and BA segments. Engineering, design and development expenses related to CA-ROW increased to $25.0 million for the year ended December 31, 2014 as compared with $12.7 million for the prior year primarily due to increases in Supplemental Type Certificate (“STC”) related expenses for commercial aircraft under contract and an increase in expenses related to development of next generation products and technologies. Engineering, design and development expenses for the BA segment increased 14.8% for the year ended December 31, 2014 as compared with the prior year due to costs incurred in connection with the development of next generation products and technologies and certifications. Engineering, design and development expenses for the CA-NA segment increased 5.1% for the year ended December 31, 2014 as compared with the prior year due to costs incurred in connection with development of next generation products and technologies and, to a lesser extent, STCs.

We expect engineering, design and development expenses to increase in future periods as we continue to execute our technology roadmap, expand internationally and develop next generation products and technologies.

Sales and Marketing Expenses:

Sales and marketing expenses increased 26.2% to $38.6 million for the year ended December 31, 2014 as compared with $30.6 million for the prior year due to increases in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated revenue increased to 9.5% for the year ended December 31, 2014 as compared with 9.3% for the prior year. Sales and marketing expenses in the CA-NA segment increased 18.6% year ended December 31, 2014 over the prior year due to an increase in personnel expense to support the growth of the business and in marketing related activities. Sales and marketing expenses for the CA-ROW segment increased 59.0% for the year ended December 31, 2014 over the prior year due to the buildup of our sales and marketing teams and increased customer care efforts in connection with the commercial launch of international service. Sales and marketing expenses in the BA segment increased 21.3% for the year ended December 31, 2014 over the prior year due to an increase in personnel expense to support the growth of the business, new product launches and the rebranding of our BA segment from Aircell to Gogo Business Aviation.

We expect our sales and marketing expenses to increase in future periods as we increase advertising and promotional initiatives for new product offerings and the commencement of our service on aircraft operated by new airline partners, focus on improving customer satisfaction, and expand programs to retain our existing users. We also expect sales and marketing expenses to increase in future periods as we support our continued international expansion. In addition, the commission component of sales and marketing expenses at BA will fluctuate with its equipment revenue. We expect consolidated sales and marketing expenses to remain relatively flat as a percentage of consolidated revenue in the near-term, as we launch new airline partnerships but to decrease as a percentage of consolidated revenue in the long-term.

General and Administrative Expenses:

General and administrative expenses increased 18.1% to $81.5 million for the year ended December 31, 2014 as compared with $69.0 million for the prior year due to increases in all three segments. However, consolidated general and administrative expenses as a percentage of total consolidated revenue decreased to 20.0% for the year ended December 31, 2014 from 21.0% for the prior year.

The increase in the BA segment’s general and administrative expenses of 49.4% for the year ended December 31, 2014 over the prior year was due primarily to an increase in rent expense, as we added additional office space, an increase in personnel related expenses (including share-based compensation expense, which is included in general and administrative expense for all of BA’s employees) to manage the growth of the business, and increases in audit, tax, insurance, and other compliance-related expenses as a result of becoming a public company in June 2013. Additionally, general and administrative expenses for the year ended December 31, 2013 included a settlement in connection with the Hawker Beechcraft bankruptcy under which we recovered $0.4 million in the period, while no such recovery was recorded in the current year. These increases were offset in part by a decrease in bonus expense (all BA employee bonus expense is included in general and administrative expense).

The increase in the CA-NA segment’s general and administrative expenses of 10.0% for the year ended December 31, 2014 over the prior year was due primarily to an increase in contract labor, an increase in share-based compensation expense (all of CA-NA’s share-based compensation expense is included in general and administrative expense), an increase in rent expense as we added additional office space and increases in audit, tax, and other compliance-related expenses as a result of becoming a public company in June 2013, offset in part by a decrease in bonus expense (all CA-NA employee bonus expense is included in general and administrative expense) and legal fees.

The increase in CA-ROW segment’s general and administrative expenses of 35.9% for the year ended December 31, 2014 over the prior year was due primarily to an increase in personnel, travel and consulting expenses, all of which resulted from a ramp up in CA-ROW activities as we continued our international expansion.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to continue decreasing as a percentage of consolidated revenue.

Segment Profit (Loss):

CA-NA’s segment profit increased to $26.0 million for the year ended December 31, 2014 as compared with segment loss of $1.3 million for the prior year. The increase in CA-NA’s segment profit for the year ended December 31, 2014 was due to increases in service revenue partially offset by increases in operating expenses, as discussed above.

BA’s segment profit increased 24.2% to $63.0 million for the year ended December 31, 2014 as compared with $50.7 million for the prior year. The increase in BA’s segment profit for the year ended December 31, 2014 was due to increases in service revenue and equipment revenue, partially offset by increases in operating expenses, as discussed above.

CA-ROW’s segment loss increased 90.5% to $78.1 million for the year ended December 31, 2014 as compared with $41.0 million for the prior year due to our continued investment in this segment, which is in the start-up phase and increases in operating expenses, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 16.1% to $64.5 million for the year ended December 31, 2014 as compared with $55.5 million for the prior year. The increase in depreciation and amortization expense was due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments, along with leasehold improvements and furniture and fixtures associated with our new office facilities.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive satellite-based equipment on aircraft (primarily to service the CA-ROW segment), further expand our network, and complete the build out of our new office facilities.

Other (Income) Expense:

Other (income) expense and percent change for the years ended December 31, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2014 over 2013
	2014	2013
Interest income	$(61)	$(64)	(4.7%)
Interest expense	32,738	29,272	11.8%
Fair value derivative adjustments	—	36,305	n/a
Other expense	9	2	350.0%

Total	$32,686	$65,515	(50.1%)

Total other expense was $32.7 million for the year ended December 31, 2014 as compared with $65.5 million for the prior year. The increase in interest expense was due to higher average debt levels outstanding during the current year as compared with the prior year. See Note 6, “Long-Term Debt and Other Liabilities,” in our consolidated financial statements for additional information. This increase in interest expense was partially offset by a decrease in fees not paid directly to our lenders in 2014 versus 2013 for the amendments to the Senior Term Facility that we entered into on April 4, 2013 and July 30, 2014 which were treated as interest expense. See Note 7, “Interest Costs” in our consolidated financial statements for additional information related to our interest expense. The year ended December 31, 2013 included fair value derivative adjustments associated with the liquidation preference in our previously outstanding Class A Senior Convertible Preferred Stock, which provided for a minimum return upon a Deemed Liquidation Event such as our Initial Public Offering which occurred in June 2013. We had no such activity in the current year.

We expect our interest expense to increase in 2015 due to higher average debt outstanding as a result of the amendments to the Amended and Restated Senior Term Facility that we entered into on April 4, 2013 and July 30, 2014. See Note 6, “Long-Term Debt and Other Liabilities,” in our consolidated financial statements for additional information. Interest expense will also increase due to additional amortization of deferred financing costs. See “—Liquidity and Capital Resources” for additional information regarding the Amended and Restated Senior Term Facility.

Income Taxes:

The effective income tax rate for the year ended December 31, 2014 was (1.4%) as compared with (1.0%) for the prior year. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the years ended December 31, 2014 and 2013 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

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

Commercial Aviation North America:

CA-NA revenue increased to $199.1 million for the year ended December 31, 2013 as compared with $134.4 million for the prior year primarily due to an increase in connectivity service revenue. Gogo Connectivity sessions totaled 18.2 million for the year ended December 31, 2013 as compared with 13.3 million for the prior year. The increase in CA-NA connectivity service revenue was primarily due to increases in connectivity take rate and ARPS, which resulted in increases in ARPA and ARPP. ARPA increased to $8,375 for the year ended December 31, 2013 as compared with $6,981 for the prior year. ARPP increased to $0.67 for the year ended December 31, 2013 as compared with $0.53 for the prior year. GPO increased to 294.7 million for the year ended December 31, 2013 as compared with 250.4 million for the prior year, driven by an increase in aircraft online.

The connectivity take rate increased to 6.2% for the year ended December 31, 2013 as compared with 5.3% for the prior year, primarily due to the expansion of our footprint across a larger number of aircraft, which led to increased passenger awareness and adoption of the Gogo service. ARPS increased to $10.40 for the year ended December 31, 2013 as compared with $9.74 for the prior year. The increase in ARPS for the year ended December 31, 2013 over the prior year was due primarily to price increases related to our single use and subscription products and changes to our product mix between and within our various single use and subscription products. The increase in ARPS was also attributable to a decrease in sponsorship activities which typically have a lower ARPS than user purchased products.

Our retail revenue increased to $179.4 million for the year ended December 31, 2013 as compared with $121.3 million for the prior year, due to growth in both individual sessions and subscriptions. Revenue from individual sessions increased to $106.4 million for the year December 31, 2013 from $67.8 million for the prior year, and revenue from subscriptions increased to $73.0 million for the year ended December 31, 2013 from $53.4 million for the prior year. The increase in revenue for both individual sessions and subscriptions was due to the expansion of our footprint across a larger number of aircraft, which led to increased passenger awareness and adoption of the Gogo service. The increase in individual session revenue was also due to increased adoption of time-based passes, which were introduced in 2012. The increase in subscription revenue was also due to price increases. Our non-retail revenue increased to $10.0 million for the year ended December 31, 2013 as compared with $8.3 million for the prior year due primarily to increases in revenue in our roaming and wholesale channels, offset in part by a decrease in sponsorship revenue and enterprise channel revenue.

A summary of the components of CA-NA’s service revenue for the years ended December 31, 2013 and 2012 is as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2013 over 2012
	2013	2012
Gogo Connectivity revenue	$189,379	$129,551	46.2%
Gogo Vision and other service revenue (1)	7,353	3,056	140.6%

Total service revenue	$196,732	$132,607	48.4%

(1)	Other service revenue includes content filtering, VoIP access for airlines’ flight crews, portal development services, operations-oriented communications services, third-party advertising, e-commerce revenue share arrangements and partner co-branding and reseller arrangements.

The increase in Gogo Vision and other service revenue of 140.6% to $7.4 million for the year ended December 31, 2013 as compared with $3.1 million for the prior year was driven by increases in revenues from third party advertising, e-commerce, partner co-branding and reseller arrangements and the commencement of operations-oriented communications services.

Business Aviation:

BA revenue increased to $127.5 million for the year ended December 31, 2013 as compared with $98.4 million for the prior year due to increases in service and equipment revenue. BA service revenue increased to $52.3 million for the year ended December 31, 2013 as compared with $34.5 million for the prior year primarily due to more customers subscribing to our Gogo Biz service and, to a lesser extent, price increases implemented during 2013. The number of ATG aircraft online increased 40.7% to 2,047 as of December 31, 2013 as compared with 1,455 as of December 31, 2012. Service revenue for the year ended December 31, 2013 included $2.3 million of revenue associated with aircraft served by the Airfone network, as we closed on the purchase of Airfone in April 2013. Additionally, service revenue increased due to more customers subscribing to satellite services.

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

CA-NA cost of service revenue increased to $100.4 million for the year ended December 31, 2013 as compared with $74.6 million for the prior year, primarily due to an increase in revenue share earned by our airline partners. The revenue share increase of $16.6 million for the year ended December 31, 2013 over the prior year was primarily driven by the increase CA-NA service revenue as well as an increase in the average revenue share percentage earned by our airline partners. CA-NA cost of service revenue also increased due to increased network operations (including network maintenance, backhaul and site leases) and billing and transaction related expenses as a result of an increase in the number of Gogo Connectivity sessions. CA-NA cost of service revenue included $1.1 million and $0.4 million of licensing expenses for the Canadian ATG spectrum for the years ended December 31, 2013 and 2012, respectively. Such Canadian ATG spectrum licensing related activities commenced in August 2012.

BA cost of service revenue increased to $14.9 million for the year ended December 31, 2013 as compared with $7.7 million for the prior year. The increase in cost of service revenue was primarily due to an increase in the number of ATG units online to 2,047 as of December 31, 2013 from 1,455 as of December 31, 2012 and an increase in the average network utilization per ATG unit online, which resulted in higher ATG service costs. Our satellite service fees also increased for the year ended December 31, 2013 as compared with the prior year due to an increase in the number of subscribers to our satellite services from 5,030 as of December 31, 2012 to 5,175 as of December 31, 2013, as well as price increases from our satellite service providers for satellite services that we resell. Cost of service revenue for the year ended December 31, 2013 includes Airfone-related network fees, beginning in April 2013.

CA-ROW cost of service revenue increased to $16.9 million for the year ended December 31, 2013 as compared with $0.9 million in the prior year, due primarily to satellite transponder and teleport fees that commenced in October 2012, as we established our near-global satellite network.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the years ended December 31, 2013 and 2012 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2013 over 2012
	2013	2012
CA-NA	$2,550	$1,043	144.5%
BA	33,096	28,478	16.2%
CA-ROW	93	384	(75.8%)

Total	$35,739	$29,905	19.5%

Cost of equipment revenue increased to $35.7 million for the year ended December 31, 2013 as compared with $29.9 million for the prior year. The increase occurred primarily within the BA segment due to increased ATG units sold as well as increases in personnel costs within the production, technical support and quality assurance groups to support the growth of the business and new product offerings, partially offset by a decline in satellite equipment costs due to a decline in the number of satellite units sold.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 40.5% to $49.7 million for the year ended December 31, 2013 as compared with $35.4 million for the prior year due to increases in all three segments. Engineering, design and development expenses for the CA-NA segment increased 39.5% for the year ended December 31, 2013 over the prior year due to increases in spending (including personnel related expenses) for costs associated with obtaining STCs for our airborne equipment and the development of our next generation products and technologies. Engineering, design and development expenses related to CA-ROW expansion efforts increased to $12.7 million for the year ended December 31, 2013 as compared with $5.7 million for the prior year, primarily due to increases in STC-related expenses for CA-ROW commercial aircraft and expenses associated with the development of satellite systems. Engineering, design and development expenses for the BA segment increased 2.7% for the year ended December 31, 2013 over the prior year due to an increase in spending on our next generation products, including the Gogo OnePhone and UCS.

Sales and Marketing Expenses:

Sales and marketing expenses increased 15.5% to $30.6 million for the year ended December 31, 2013 as compared with $26.5 million for the prior year, primarily due to increases in the CA-ROW and BA segments. Consolidated sales and marketing expenses as a percentage of total consolidated revenue decreased to 9.3% for the year ended December 31, 2013 as compared with 11.3% for the prior year. Sales and marketing expenses for the CA-ROW segment increased 108.1% for the year ended December 31, 2013 over the prior year as we continued to build our international sales and marketing teams. Sales and marketing expenses for the BA segment increased 19.2% for the year ended December 31, 2013 over the prior year due to an increase in personnel expense to support the growth of the business and an increase in certain other marketing related activities.

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

The increase in the CA-NA segment’s general and administrative expenses of 46.9% for the year ended December 31, 2013 over the prior year was primarily due to an increase in personnel and payroll related expenses to meet public company accounting, financial and corporate governance standards and to manage the growth of the business, an increase in employee bonuses and stock compensation, both of which are reported for all CA-NA employees as part of general and administrative expense, and an increase in legal expenses.

The increase in the CA-ROW segment’s general and administrative expenses of 39.8% for the year ended December 31, 2013 over the prior year was primarily due to increases in personnel expense, consulting expense and outside legal fees, all of which, were due to a ramp up in CA-ROW activities.

The increase in the BA segment’s general and administrative expenses of 14.0% for the year ended December 31, 2013 over the prior year was due primarily to an increase in personnel and payroll related expenses to manage the growth of the business and an increase in employee bonuses and stock compensation, both of which are reported for all BA employees as part of general and administrative expenses. This was partially offset by the settlement on the Hawker Beechcraft bankruptcy as we recovered $0.4 million in the year ended December 31, 2013 as compared with establishing receivable reserves of $0.9 million during the prior year.

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

CA-ROW segment loss increased 187.5% to $41.0 million for the year ended December 31, 2013 as compared with $14.3 million for the prior year due to our continued investment in this segment, which is in the start-up phase, and increases in cost of service revenue, engineering, design and development, sales and marketing and general and administrative expenses, and a decrease in equipment revenue, partially offset by an increase in service revenues and a decrease in cost of equipment revenue, as discussed above.

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

Other expense was $65.5 million for the year ended December 31, 2013 as compared with $4.2 million for the prior year. Other expense for the years ended December 31, 2013 and 2012 primarily consisted of fair value derivative adjustments and interest expense associated with the Amended Senior Term Facility. The fair value derivative adjustments for the year ended December 31, 2013 were due to the liquidation preference in our Class A Senior Convertible Preferred Stock (“Class A Preferred Stock”) that provided for a minimum return upon a Deemed Liquidation Event, such as our IPO. The fair value adjustment for the year ended December 31, 2012 was due to reducing our derivative liabilities to fair value. See Note 9, “Fair Value of Financial Assets and Liabilities,” in our consolidated financial statements for additional discussion related to our derivative liabilities. The increase in interest expense for the year ended December 31, 2013 versus the prior year was due to the loans under the Senior Term Facility only being outstanding as of June 21, 2012 versus being outstanding for all of 2013 and the increase in the amounts outstanding under the Amended Senior Term Facility as a result of the New Borrowings entered into on April 4, 2013. Included in interest expense for the year ended December 31, 2013 were $3.0 million of fees incurred but not paid directly to the lenders in connection with the New Borrowing. Additionally, interest expense included amortization of deferred financing costs of $2.8 million for the year ended December 31, 2013 as compared with $0.8 million in the prior year. See Note 7, “Interest Costs,” in our consolidated financial statements for additional information related to our interest expense. Other expense for the year ended December 31, 2012 also included a $5.0 million write off of deferred equity financing costs due to a temporary suspension in our IPO process.

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

We believe the exclusion of the amortization of deferred airborne lease incentives from Adjusted EBITDA is useful as it allows an investor to view operating performance across time periods in a manner consistent with how management measures segment profit and loss (see Note 10 “Business Segments and Major Customers” for a description of segment profit (loss) in our consolidated financial statements). Management evaluates segment profit and loss in this manner, excluding the amortization of deferred airborne lease incentives, because such presentation reflects operating decisions and activities from the current period, without regard to the prior period decision or the form of connectivity agreements. See “—Key Components of Consolidated Statements of Operations—Cost of Service Revenue—Commercial Aviation North America” for a discussion of the accounting treatment of deferred airborne lease incentives.

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

Adjusted Net Loss Per Share represents net loss attributable to common stock per share—basic and diluted, adjusted to reflect the number of shares of common stock outstanding as of December 31, 2014 under our current capital structure, after giving effect to the initial public offering and the corresponding conversion of shares of preferred stock outstanding in 2013. We present Adjusted Net Loss Per Share to provide investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance considering our current capital structure and the shares outstanding following our IPO on a consistent basis.

Cash CAPEX represents capital expenditures net of airborne equipment proceeds received from the airlines and incentives paid to us by landlords under certain facilities leases. We believe Cash CAPEX provides a more representative indication of our liquidity requirements with respect to capital expenditures, as under certain agreements with our airline partners we are reimbursed for all, or a substantial portion of the cost of our airborne equipment, thereby reducing our cash capital requirements.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Years Ended December 31,
	2014	2013	2012
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(84,538)	$(145,851)	$(95,640)
Interest expense	32,738	29,272	8,913
Interest income	(61)	(64)	(77)
Income tax provision	1,183	1,107	1,036
Depreciation and amortization	64,451	55,509	36,907

EBITDA	13,773	(60,027)	(48,861)
Fair value derivative adjustments	—	36,305	(9,640)
Class A and Class B senior convertible preferred stock return	—	29,277	52,427
Accretion of preferred stock	—	5,285	10,499
Stock-based compensation expense	9,816	5,621	3,545
Amortization of deferred airborne lease incentives	(12,769)	(8,074)	(3,671)
Write off of deferred equity financing costs	—	—	5,023

Adjusted EBITDA	$10,820	$8,387	$9,322

Adjusted Net Loss and Adjusted Net Loss Per Share:
Net loss attributable to common stock (GAAP)	$(84,538)	$(145,851)	$(95,640)
Fair value derivate adjustments	—	36,305	(9,640)
Class A and Class B senior convertible preferred stock return	—	29,277	52,427
Accretion of preferred stock	—	5,285	10,499

Adjusted Net Loss	$(84,538)	$(74,984)	$(42,354)

Basic and diluted weighted average shares outstanding (GAAP)	85,147	47,832	6,798
Adjustment of shares to our current capital structure	—	37,315	78,349

Adjusted shares outstanding	85,147	85,147	85,147

Adjusted Net Loss Per Share—basic and diluted	$(0.99)	$(0.88)	$(0.50)

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(149,563)	$(121,369)	$(79,456)
Change in deferred airborne lease incentives (2)	29,503	8,990	18,165
Amortization of deferred airborne lease incentives(2)	12,508	8,074	3,671
Landlord incentives	9,679	—	—

Cash CAPEX	$(97,873)	$(104,305)	$(57,620)

(1)	See consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives associated with STCs for the years ended December 31, 2014 and 2013 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;

•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;

•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;

•	Adjusted EBITDA does not reflect non-cash components related to employee compensation;

•	Adjusted Net Loss and Adjusted Net Loss Per Share do not reflect our preferred stock related components or the actual outstanding common shares of our then existing capital structure for the periods presented;

•	Cash CAPEX does not reflect the full extent of capital investments we have made in our operations; and

•	other companies in our or related industries may calculate these measures differently from the way we do, limiting their usefulness as comparative measures.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$28,972	$17,790	$30,052
Net cash used in investing activities	(152,031)	(135,052)	(78,853)
Net cash provided by financing activities	67,995	271,056	118,776
Effect of foreign exchange rate changes on cash	(42)	(28)	10

Net increase (decrease) in cash and cash equivalents	(55,106)	153,766	69,985
Cash and cash equivalents at the beginning of period	266,342	112,576	42,591

Cash and cash equivalents at the end of period	$211,236	$266,342	$112,576

We have historically financed our growth and cash needs primarily through the issuance of common stock, non-convertible debt, senior convertible preferred stock, convertible debt, term facilities and cash from operating activities. We continually evaluate our ongoing capital needs in light of increasing demand for our services, limitations on bandwidth capacity, evolving technologies in our industry and related strategic, operational and technological opportunities. We actively consider opportunities to raise additional capital in the public and private markets utilizing one or more of the types of capital raising transactions through which we have historically financed our growth and cash needs, as well as other means of capital raising not previously used by us.

IPO:

On June 20, 2013, we priced our IPO of 11,000,000 shares of our common stock and such shares began trading on the NASDAQ Global Select Market on June 21, 2013. The public offering price of the shares sold in the offering was $17.00 per share. Upon consummation of the IPO, all outstanding shares of convertible preferred stock converted into 66,235,473 shares of common stock.

Senior Term Facility:

On July 30, 2014, Gogo Intermediate Holdings LLC (“GIH”), Gogo Business Aviation LLC, f/k/a Aircell Business Aviation Services LLC (“GBA”), and Gogo LLC, as borrowers (the “Borrowers”), entered into an Amendment and Restatement Agreement (the “Amendment”) to the Credit Agreement dated as of June 21, 2012 and amended on April 4, 2013 (the “Amended Senior Term Facility”) among the Borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We refer to the Amendment and the Amended Senior Term Facility collectively as the “Amended and Restated Senior Term Facility.”

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”). Pursuant to the Amendment, we borrowed an additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). We received net cash proceeds from the Tranche B-2 Loans of $72.4 million following the payment of debt issuance fees of $2.6 million. As of December 31, 2014 and December 31, 2013, we had $309.2 million and $240.8 million outstanding under the Amended and Restated Senior Term Facility, respectively.

See Note 6, “Long-Term Debt and Other Liabilities” in our consolidated financial statements for additional information.

Maturity; Prepayments

In connection with the Amendment, the maturity date of the Amended and Restated Senior Term Facility was extended to March 21, 2018. Principal payments of $1.7 million are due on the last day of each calendar quarter through December 31, 2017, with the remaining unpaid principal amount due and payable at maturity on March 21, 2018.

The credit agreement executed in connection with our Amended and Restated Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of GBA only. This calculation is made at the end of each fiscal year, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on GBA’s debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. As of December 31, 2014 we calculated a mandatory prepayment of approximately $0.9 million which is included in current liabilities in our consolidated balance sheet.

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

Guarantees; Security

GIH, Gogo LLC and GBA are the borrowers under the Amended and Restated Senior Term Facility. The obligations of the borrowers under the Amended and Restated Senior Term Facility are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries, in each case to the extent otherwise permitted by applicable law, regulation and contractual provision. In addition, the Amended and Restated Senior Term Facility and the guarantees thereunder are secured by security interests in (i) all of the capital stock of all direct domestic subsidiaries owned by the borrowers and the guarantors, (ii) 65% of the capital stock of each direct foreign subsidiary owned by any borrower or any guarantor (foreign subsidiary holding companies are deemed to be foreign subsidiaries), and (iii) substantially all other tangible and intangible assets (including intellectual property) of the borrowers and the guarantors, subject in each case to certain exceptions.

Interest; Fees

The interest rates applicable to the Tranche B-1 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of December 31, 2014, all loans were outstanding as three month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We will pay customary fees in respect of the Amended and Restated Senior Term Facility.

We paid $19.6 million of loan origination fees and financing costs related to the Amended Senior Term Facility, all but $3.0 million of which has been accounted for as deferred financing costs. The $3.0 million of fees that were not accounted for as deferred financing costs were fees not paid directly to the lenders in connection with the amendment in April 2013 and were expensed to interest expense. We paid $2.6 million of loan origination fees and financing costs related to the Amendment executed in July 2014, all but $1.1 million of which have been accounted for as deferred financing costs. The $1.1 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the Amendment in July 2014 and were expensed as interest expense. See Note 7, “Interest Costs,” in our consolidated financial statements for additional details. Total amortization expense of the deferred financing costs was $3.2 million, $2.8 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2014 and 2013, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $11.3 million and $13.0 million, respectively, which was included as a separate line in our consolidated balance sheets.

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

Events of Default

The Amended and Restated Senior Term Facility contains a number of events of default including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, cross payment default and cross acceleration to certain other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments, change of control, failure to maintain or renew certain FCC licenses and default under certain material intercompany agreements.

Intercompany support arrangements

In connection with our entry into the Amended and Restated Senior Term Facility, certain of our subsidiaries entered into agreements governing intercompany support arrangements. Under the Services Agreement, dated June 21, 2012, Gogo LLC must continue to provide GBA with access to the ATG network. Under the Spectrum Manager Lease Agreement, dated June 21, 2012, AC BidCo LLC must continue to make its 3MHz Federal FCC spectrum licenses and its 1 MHz FCC spectrum license available to GBA that we acquired through the Airfone acquisition. Neither agreement may be terminated prior to the discharge of the Amended and Restated Senior Term Facility without the prior written consent of the Administrative Agent.

Letters of Credit:

We maintain several letters of credit totaling $7.9 million and $5.4 million as of December 31, 2014 and December 31, 2013, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our existing office locations in Itasca, Illinois; Bensenville, Illinois; and Broomfield, Colorado; and our future office location in Chicago, Illinois.

Liquidity:

We believe that our near and long term liquidity needs will increase and that cash and cash equivalents on hand as of December 31, 2014, together with our other sources of cash, will be able to support our planned capital expenditures, as well as anticipated increased operating costs in connection with our international expansion. Although we can provide no assurances, we currently believe that cash and cash equivalents on hand should be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including upgrading certain aircraft operated by our airline partners to our ATG-4 service, costs related to international expansion and certain costs associated with satellite or other technologies. We have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenues in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as the availability and costs associated with next-generation technologies and costs related to international expansion. We currently believe that cash on hand and, if necessary, additional equity financings or the incurrence of additional debt as permitted under the credit agreement governing our Amended and Restated Senior Term Facility, will be sufficient to meet our liquidity needs in the longer-term, including our anticipated international expansion and execution of our current technology roadmap. The credit agreement governing the Amended and Restated Senior Term Facility contains covenants that restrict the ability of Gogo Intermediate Holdings LLC, GBA and Gogo LLC to incur additional indebtedness generally, subject to certain enumerated exceptions, and to undertake certain equity financings through the issuance of certain types of preferred stock. As a result, we may be unable to finance growth of our business to the extent that our cash on hand and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of common equity or through permitted sales of preferred equity or debt.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Net loss	$(84,538)	$(111,289)	$(32,714)
Non-cash charges and credits	81,657	102,146	39,034
Changes in operating assets and liabilities	31,853	26,933	23,732

Net cash provided by operating activities	$28,972	$17,790	$30,052

For the year ended December 31, 2014, cash provided by operating activities was $29.0 million as compared with $17.8 million for the prior year. The principal contributors to the increase in operating cash flows were:

•	a $6.3 million change in net loss adjusted for non-cash charges and credits that was due primarily to increases in the CA-NA and BA segments’ service revenues partially offset by increased spending in all three segments, as noted above under “—Results of Operations,”; and

•	a $4.9 million increase in cash flows related to changes in operating assets and liabilities resulting from:

•	An increase in cash flows due to the following:

•	Changes in CA-ROW deferred airborne lease incentives due to the commencement of airborne equipment installations for the segment at the end of 2013 and additional installations during 2014;

•	Changes in CA-NA and BA deferred rent due to landlord incentives received during 2014 for our new office locations in Broomfield, CO and Chicago, IL;

•	Changes in CA-NA and BA’s accounts payable and prepaid expense primarily due to the timing of payments;

•	Payment of satellite service deposits in CA-ROW during 2013 while no such payments were made in 2014;

•	Changes in CA-ROW’s deferred revenue due to the recognition of previously deferred revenue in the year ended December 31, 2013 while no similar amount was recognized in 2014; and

•	Changes in BA’s accounts receivable due to accounts receivable increasing more during 2013 as compared with 2014.

•	Partial offsets to the above due to decreases in cash flows from the following:

•	Changes in CA-ROW and CA-NA’s accounts receivable due to the building of receivable balances from our airline partners reflecting the growth of our business;

•	Changes in CA-NA’s deferred airborne lease incentives due to a decrease in the number of installations as compared with the prior year and an increase in the amortization of deferred airborne lease incentives; and

•	Changes in CA-NA and BA’s accrued liabilities due to the timing of payments to our vendors.

We anticipate cash flows from changes in operating assets and liabilities to be positively impacted in 2015 by increases in deferred airborne lease incentives and incentives payable to us by landlords under certain facilities leases, which we estimate will range from $65 million to $85 million for the year ending December 31, 2015.

For the year ended December 31, 2013, cash provided by operating activities was $17.8 million as compared with $30.1 million for the prior year. The principal contributors to the decline in operating cash flows were:

•	a $15.5 million decrease in net loss adjusted for non-cash charges and credits that was due primarily to increased spending in the CA-ROW and CA-NA segments, partially offset by increases in the CA-NA and BA segments’ service revenues as noted above under “—Results of Operations”; partially offset by

•	a $3.2 million increase in cash flows related to changes in operating assets and liabilities resulting from:

•	Increase in cash flows from the following:

•	Changes in BA’s inventory and deferred revenue due primarily to the growth of the business;

•	Changes in CA-NA’s and BA’s accounts receivable due primarily to the timing of the receipt of payments;

•	Changes in CA-NA’s accounts payable and accrued liabilities due to primarily to the growth of the business and the timing of payments;

•	Changes in CA-NA’s deferred revenue due primarily to partner co-branding and reseller arrangements and an increase in buy-before-you-fly user purchase options; and

•	Canadian ATG license payments as a result of making a one-time payment in 2012 in connection with the commencement of the License Agreement, with no such payments made in 2013. See Note 16, “Canadian ATG Spectrum License” in our consolidated financial statements for additional information.

•	Partial offsets to the above due to decreases in cash flows from the following:

•	Changes in CA-NA’s deferred airborne lease incentives due to a decrease in the number of installations as compared with the prior year and an increase in the amortization of deferred airborne lease incentives;

•	Payment of satellite service deposits and certain prepaid expenses for the CA-ROW segment resulting from our entry into new agreements to which we were not party in the prior year;

•	Changes in BA’s accounts payable due primarily to the timing of payments; and

•	Changes in CA-ROW’s deferred revenue due to the recognition of previously deferred revenue in 2013.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, data center upgrades and build out of our new office locations. See “—Capital Expenditures” below.

Included in investing activities for the year ended December 31, 2014 is $2.5 million of letters of credit requiring us to maintain restricted cash for our Broomfield, Colorado office location. Also included in investing activities for the year ended December 31, 2013 is $9.3 million related to the Airfone acquisition, see Note 17, “Airfone Acquisition” in our consolidated financial statements for additional information, and $5.0 million of letters of credit requiring us to maintain restricted cash for our future Chicago, Illinois office location.

Cash flows provided by Financing Activities:

Cash provided by financing activities for the year ended December 31, 2014 was $68.0 million primarily due to proceeds from the Amended and Restated Senior Term Facility of $75.0 million and proceeds from stock-based award activities of $3.1 million partially offset by payments on our debt facilities and capital leases of $8.6 million and the payment of debt issuance costs of $1.5 million.

Cash provided by financing activities for the year ended December 31, 2013 was $271.1 million primarily due to net proceeds from the IPO of $170.1 million ($173.9 million of proceeds, net of underwriter commissions, less the payment of $3.9 million of additional costs associated with the IPO), proceeds from the Amended and Restated Senior Term Facility of $113.0 million, partially offset by $7.0 million of related debt issuance costs and principal payments on our debt facilities and capital leases of $6.3 million.

Cash provided by financing activities for the year ended December 31, 2012 was $118.8 million primarily due to proceeds from the $135.0 million Amended and Restated Senior Term Facility, partially offset by debt issuance costs related to the Amended and Restated Senior Term Facility of $9.6 million, payment of professional fees of $4.3 million related to preparing for this initial public offering and principal payments on our debt facilities and capital leases of $2.3 million.

Capital Expenditures

Our operations continue to require significant capital expenditures primarily for technology development, equipment, and capacity expansion. Capital expenditures for the CA-NA and CA-ROW segments is associated with the installation and the supply of airborne equipment to our airline partners, which correlates directly to the roll out and/or upgrade of service to our airline partners’ fleets. Capital spending is also associated with the expansion of our ATG network and data centers and includes site acquisition, design, permitting, network equipment and construction costs. Capital expenditures related to data centers are for additional equipment such as servers and IP routers. We capitalize software development costs related to network technology solutions, the Gogo platform and new product/service offerings. We also capitalize costs related to the build out of our new office locations.

Capital expenditures for the years ended December 31, 2014 and 2013 were $149.6 million and $121.4 million, respectively. The increase in capital expenditures was due to an increase in airborne equipment purchases for the CA-ROW and CA-NA segments, the build out of our new office locations in Broomfield, CO and Chicago, IL, the purchase of a new aircraft to be used for testing our systems and increased capitalized software.

We anticipate an increase in capital spending in 2015 and estimate capital expenditures for the year ending December 31, 2015 will range from $165 million to $205 million as we increase the number of airborne equipment installations, execute our international expansion strategy, upgrade certain aircraft operated by our airline partners to ATG-4 and build out our new office facilities. We expect our capital expenditures, net of deferred airborne lease incentives and landlord lease incentives as noted above, for the year ending December 31, 2015 to range from $100 million to $120 million. Our expected range of capital expenditures for the year ending December 31, 2015 does not account for any potential costs associated with the participation in any future auction for the licensing of additional spectrum or any related technology or service arrangements necessary to utilize such spectrum.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations including those that require us to make future cash payments as of December 31, 2014. The future contractual requirements include payments required for our operating leases and contractual purchase agreements (in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Capital lease obligations	$6,719	$2,507	$3,955	$257	$—
Operating lease obligations	207,953	19,384	38,942	28,932	120,695
Purchase obligations(1)	90,812	90,812	—	—	—
Alaska Facility	1,008	504	504	—	—
Interest on Alaska Facility (2)	113	81	32	—	—
Amended and Restated Senior Term Facility	309,244	7,826	13,900	287,518	—
Interest on Amended and Restated Senior Term Facility (2)	100,553	32,161	61,889	6,503	—
Satellite transponder and teleport services	113,803	33,462	65,078	15,263	—
Network transmission services	26,579	9,066	15,129	2,384	—
Deferred revenue arrangements (3)	20,922	20,181	711	30	—
Deferred airborne lease incentives (4)	97,561	13,767	28,527	27,873	27,394
Canadian ATG Spectrum License related payments (5)	19,450	860	1,720	1,720	15,150
Other long-term obligations (6)	41,785	2,500	5,000	5,000	29,285

Total	$1,036,502	$233,111	$235,387	$375,480	$192,524

(1)	As of December 31, 2014, our outstanding purchase obligations represented obligations to vendors to meet operational requirements as part of the normal course of business and related to information technology, research and development, sales and marketing and production related activities. Includes $14.2 million of satellite based antenna and radome systems commitments.
(2)	Interest is calculated based on the interest rate in effect at December 31, 2014. See Note 6, “Long-Term Debt and Other Liabilities” for further information.
(3)	Amounts represent obligations to provide services for which we have already received cash from our customers.
(4)	Amounts represent the upfront payments made by our airline partners for our ATG equipment and payments for STC’s. Upfront payments made pursuant to these agreements are accounted for as deferred airborne lease incentives which are amortized on a straight-line basis as a reduction of cost of service revenue over the term of the agreement.
(5)	Canadian ATG Spectrum License related payments relates to the monthly C$0.1 million payment over the estimated 25-year term of the agreement, using the December 31, 2014 exchange rate. See Note 16, “Canadian ATG Spectrum License” for further information.
(6)	Other long-term obligations consist of estimated payments (undiscounted) for our asset retirement obligations and obligations to certain airline partners. Other long-term obligations do not include $6.6 million related to our deferred tax liabilities due to the uncertainty of their timing.

Contractual Commitments: We have agreements with airborne equipment vendors under which we have remaining commitments to purchase $14.2 million in satellite based systems and development services as of December 31, 2014. Such commitments will become payable as we receive the equipment and are provided the development services.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $33.5 million in 2015, $33.3 million in 2016, $31.8 million in 2017, $15.2 million in 2018 and an amount less than $0.1 million in 2019.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments.

The revenue share paid to our airline partners represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentive discussed above. Such rental expense totaled a net charge of $40.3 million, $33.3 million and $21.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. See Note 14, “Leases,” in our consolidated financial statements for additional information.

One contract with one of our airline partners requires us to provide our airline partner with a cash rebate of $1.8 million if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. Based upon the number of aircraft in service on December 31, 2014, we will be required to rebate $1.8 million to this airline in June 2015.

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

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases, which have or are reasonably likely to have a material effect on our results of operations. See Note 14, “Leases,” to our consolidated financial information contained in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital and to maintain liquidity for the purpose of funding operations. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of December 31, 2014 and 2013 primarily included amounts in bank checking accounts, U.S. Treasuries, and Money Market Funds. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Fixed Rate Debt: On December 31, 2014 and 2013, we had $1.0 million and $1.5 million aggregate principal amount of fixed rate debt outstanding under the Alaska Facility, respectively, which approximated fair value. If interest rates were 10% higher than the stated rate, the fair value of the Alaska Financing would have changed by an immaterial amount as of December 31, 2014 and 2013.

Variable Rate Debt: On December 31, 2014 and 2013, we had $309.2 million and $240.8 million aggregate principal amount outstanding under the Amended and Restated Senior Term Facility, respectively. The Amended and Restated Senior Term Facility bears interest at variable rates measured by reference to either (i) an adjusted LIBOR Rate (adjusted for statutory reserve requirements and subject to a floor of 1.5%), plus a borrowing margin of 9.75%, or (ii) an alternate base rate (subject to a floor of 2.5%), plus a borrowing margin of 8.75%. As a result, increases in interest rates would increase the cost of servicing our Amended and Restated Senior Term Facility and could materially reduce our profitability and cash flows. As of December 31, 2014 and 2013, the LIBOR Rate was more than 100 basis points below the floor described above. As a result, the fair value of the Amended and Restated Senior Term Facility will not change until both the LIBOR Rate and the applicable base rate exceeds the applicable floors. However, if the current weighted-average interest rate of 10.35% were to increase or decrease by 100 basis points, the fair value of the Amended and Restated Senior Term Facility would increase or decrease by approximately $20.1 million.

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

Gogo Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gogo Inc.

Itasca, IL

We have audited the accompanying consolidated balance sheets of Gogo Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gogo Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2015

Gogo Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$211,236	$266,342
Accounts receivable, net of allowances of $774 and $162, respectively	48,509	25,690
Inventories	21,913	13,646
Prepaid expenses and other current assets	13,236	16,287

Total current assets	294,894	321,965

Non-current assets:
Property and equipment, net	363,108	265,634
Intangible assets, net	78,464	72,848
Goodwill	620	620
Long-term restricted cash	7,874	5,418
Debt issuance costs	11,296	12,969
Other non-current assets	11,384	9,546

Total non-current assets	472,746	367,035

Total assets	$767,640	$689,000

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$41,026	$22,251
Accrued liabilities	52,894	49,146
Accrued airline revenue share	13,273	9,958
Deferred revenue	20,181	11,718
Deferred airborne lease incentives	13,767	9,005
Current portion of long-term debt and capital leases	10,345	7,887

Total current liabilities	151,486	109,965

Non-current liabilities:
Long-term debt	301,922	235,627
Deferred airborne lease incentives	83,794	53,012
Deferred tax liabilities	6,598	5,770
Other non-current liabilities	26,082	14,436

Total non-current liabilities	418,396	308,845

Total liabilities	569,882	418,810

Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at December 31, 2014 and 2013; 85,483,300 and 84,976,457 shares issued at December 31, 2014 and 2013, respectively; and 85,300,774 and 84,976,392 shares outstanding at December 31, 2014 and 2013, respectively	9	8
Additional paid-in-capital	884,205	871,325
Accumulated other comprehensive loss	(1,200)	(425)
Accumulated deficit	(685,256)	(600,718)

Total stockholders’ equity	197,758	270,190

Total liabilities and stockholders’ equity	$767,640	$689,000

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Service revenue	$322,747	$250,381	$167,067
Equipment revenue	85,744	77,743	66,448

Total revenue	408,491	328,124	233,515
Operating expenses:
Cost of service revenue (exclusive of items shown below)	169,935	132,259	83,235
Cost of equipment revenue (exclusive of items shown below)	39,525	35,739	29,905
Engineering, design and development	65,120	49,687	35,354
Sales and marketing	38,625	30,597	26,498
General and administrative	81,504	69,000	49,053
Depreciation and amortization	64,451	55,509	36,907

Total operating expenses	459,160	372,791	260,952

Operating loss	(50,669)	(44,667)	(27,437)

Other (income) expense:
Interest income	(61)	(64)	(77)
Interest expense	32,738	29,272	8,913
Fair value derivative adjustment	—	36,305	(9,640)
Write off of deferred equity financing costs	—	—	5,023
Other expense	9	2	22

Total other expense	32,686	65,515	4,241

Loss before income taxes	(83,355)	(110,182)	(31,678)
Income tax provision	1,183	1,107	1,036

Net loss	(84,538)	(111,289)	(32,714)
Class A and Class B senior convertible preferred stock return	—	(29,277)	(52,427)
Accretion of preferred stock	—	(5,285)	(10,499)

Net loss attributable to common stock	$(84,538)	$(145,851)	$(95,640)

Net loss attributable to common stock per share—basic and diluted	$(0.99)	$(3.05)	$(14.07)

Weighted average number of shares—basic and diluted	85,147	47,832	6,798

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net loss	$(84,538)	$(111,289)	$(32,714)
Currency translation adjustments, net of tax	(775)	(405)	(20)

Comprehensive loss	$(85,313)	$(111,694)	$(32,734)

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(84,538)	$(111,289)	$(32,714)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	64,451	55,509	36,907
Loss on asset disposals/abandonments	3,389	1,058	1,592
Deferred income taxes	828	821	803
Stock compensation expense	9,816	5,621	3,545
Amortization of deferred financing costs	3,173	2,832	804
Fair value derivative adjustment	—	36,305	(9,640)
Write off of deferred equity financing costs	—	—	5,023
Changes in operating assets and liabilities:
Accounts receivable	(23,035)	(1,015)	(3,288)
Inventories	(8,267)	(1,497)	(3,026)
Prepaid expenses and other current assets	2,070	(1,378)	(1,032)
Canadian ATG license payments	118	126	(3,236)
Deposits on satellite services	—	(4,774)	—
Accounts payable	8,336	2,281	2,561
Accrued liabilities	(1,816)	10,891	5,919
Accrued airline revenue share	3,315	3,697	3,416
Deferred airborne lease incentives	30,199	10,217	18,165
Deferred revenue	7,326	6,685	3,212
Deferred rent	13,290	(23)	539
Other non-current assets and liabilities	317	1,723	502

Net cash provided by operating activities	28,972	17,790	30,052

Investing activities:
Proceeds from the sale of property and equipment	32	226	860
Purchases of property and equipment	(132,098)	(105,228)	(67,449)
Acquisition of intangible assets—capitalized software	(17,465)	(16,141)	(12,007)
Acquisition of Airfone, includes $1.0 million in restricted cash at December 31, 2013	—	(9,344)	—
Increase in investing restricted cash	(2,500)	(4,565)	(257)

Net cash used in investing activities	(152,031)	(135,052)	(78,853)

Financing activities:
Proceeds from credit facilities	75,000	113,000	135,000
Payment of debt, including capital leases	(8,570)	(6,326)	(2,339)
Payment of debt issuance costs	(1,500)	(6,975)	(9,630)
Proceeds from initial public offering, net of underwriter commissions	—	173,910	—
Payment of additional offering costs	—	(3,858)	(4,255)
Stock-based award activities	3,065	1,305	—

Net cash provided by financing activities	67,995	271,056	118,776

Effect of exchange rate changes on cash	(42)	(28)	10

Increase (decrease) in cash and cash equivalents	(55,106)	153,766	69,985
Cash and cash equivalents at beginning of period	266,342	112,576	42,591

Cash and cash equivalents at end of period	$211,236	$266,342	$112,576

Supplemental Cash Flow Information:
Cash paid for interest	$29,736	$24,751	$8,350
Cash paid for taxes	414	261	208
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$30,404	$15,460	$18,832
Purchases of property and equipment paid by commercial airlines	5,558	5,840	4,326
Purchases of property and equipment under capital leases	3,125	4,081	265
Acquisition of intangible assets in current liabilities	1,511	2,319	2,731
Asset retirement obligation incurred	1,518	1,454	293
Class A and Class B senior convertible preferred stock return	—	29,277	52,427
Accretion of preferred stock	—	5,285	10,499

Gogo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Par Value				Total
Balance at January 1, 2012	6,798,017	$—	$50,927	$—	$(404,589)	$(353,662)
Net loss	—	—	—	—	(32,714)	(32,714)
Class A senior convertible preferred stock and Class B senior convertible preferred stock return	—	—	(37,683)	—	(14,744)	(52,427)
Accretion on preferred stock	—	—	(7,679)	—	(2,820)	(10,499)
Currency translation adjustments, net of tax	—	—	—	(20)	—	(20)
Stock compensation expense	—	—	3,545	—	—	3,545

Balance at December 31, 2012	6,798,017	—	9,110	(20)	(454,867)	(445,777)
Net loss	—	—	—	—	(111,289)	(111,289)
Class A senior convertible preferred stock and Class B senior convertible preferred stock return	—	—	—	—	(29,277)	(29,277)
Accretion on preferred stock	—	—	—	—	(5,285)	(5,285)
Currency translation adjustments, net of tax	—	—	—	(405)	—	(405)
Stock compensation expense, excluding ACM units	—	—	5,123	—	—	5,123
Issuance of common stock upon exercise of stock options	121,556	—	1,305	—	—	1,305
Issuance of common stock, net of fees	11,000,000	1	170,051	—	—	170,052
Conversion of convertible preferred stock (including embedded derivative liability)	66,235,473	7	685,238	—	—	685,245
Distribution of ACM units	821,346	—	498	—	—	498

Balance at December 31, 2013	84,976,392	8	871,325	(425)	(600,718)	270,190
Net loss	—	—	—	—	(84,538)	(84,538)
Currency translation adjustments, net of tax	—	—	—	(775)	—	(775)
Stock compensation expense	—	—	9,816	—	—	9,816
Issuance of common stock upon exercise of stock options	286,141	1	2,691	—	—	2,692
Issuance of common stock upon vesting of restricted stock units	10,157	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(41)	—	—	(41)
Issuance of common stock in connection with employee stock purchase plan	28,084	—	414	—	—	414

Balance at December 31, 2014	85,300,774	$9	$884,205	$(1,200)	$(685,256)	$197,758

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Background

Gogo Inc. (“we”, “us”, “our”) is a holding company, which through its operating subsidiaries is a provider of in-flight connectivity and wireless in-cabin digital entertainment solutions. We operate through the following three segments: Commercial Aviation North America or “CA-NA”, Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”. Services provided by our CA-NA and CA-ROW businesses include Gogo Connectivity, which allows passengers to connect to the internet from their personal Wi-Fi-enabled devices, Gogo Vision, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices, and other service revenue, which include a broad range of customizable, targeted content, advertising and e-commerce services. Services are provided by the CA-NA business on commercial aircraft flying routes that begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which is in the start-up phase as we launched commercial international service in March 2014, provides service on commercial aircraft operated by foreign-based commercial airlines and international flights of North American based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service is provided. Additionally, CA-ROW provides network monitoring and portal management services to our airline partners. Our BA business provides in-flight internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service which utilizes our ATG network and spectrum, and satellite-based voice and data services through our strategic alliances with satellite companies.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include our wholly owned subsidiaries and our affiliate, AC Management LLC (“ACM”). All intercompany transactions and account balances have been eliminated.

We are the managing member of ACM, an affiliate whose units were owned by members of management. ACM was established for the sole purpose of providing an ownership stake in us to members of management, and ACM’s transactions effectively represent a share-based compensation plan (see Note 11, “Share-Based Compensation,” for further information). Since we are the managing member of ACM and thereby control ACM, including controlling which members of management are granted ownership interests, ACM was included in our consolidated financial statements prior to its dissolution in 2014.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the significant estimates and bases such estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. However, actual results could differ materially from those estimates.

Reclassifications—In order to conform to the current year presentation, deferred rent for the 2013 and 2012 consolidated statements of cash flows has been reclassified to be presented as a separate line item. Specifically, in prior years deferred rent of $20 and $24 for the years ended December 31, 2013 and 2012, respectively, had been included in accrued liabilities and deferred rent of ($43) and $515 for the years ended December 31, 2013 and 2012, respectively, had been included in other non-current assets and liabilities in our consolidated statements of cash flows.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Cash and Cash Equivalents—We consider cash and cash equivalents to be short-term, highly liquid investments that have the following characteristics: readily convertible to known amounts of cash, so near their maturities that there is insignificant risk of changes in value due to any changes in market interest rates, and that have maturities of three months or less when purchased. We continually monitor positions with, and the credit quality of, the financial institutions with which we invest. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate the fair market value of these assets.

Certain cash amounts are restricted as to use and are classified outside of cash and cash equivalents. See Note 6, “Long-term Debt and Other Liabilities,” for further details.

Concentrations of Credit Risk—Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. All cash and cash equivalents are invested in creditworthy financial institutions. We perform ongoing credit evaluations and generally do not require collateral to support receivables.

See Note 10, “Business Segments and Major Customers,” for further details.

Income Tax—We use an asset and liability-based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets, which are not likely to be realized. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. We also consider the existence of any uncertain tax positions and, as necessary, provide a reserve for any uncertain tax positions at each reporting date.

See Note 13, “Income Tax,” for further details.

Inventories—Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

See Note 4, “Composition of Certain Balance Sheet Accounts,” for further details.

Property and Equipment and Depreciation—Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation. Network asset inventory and construction in progress, which includes materials, transmission and related equipment, and interest and other costs relating to the construction and development of our network, are not depreciated until they are put into service. Network equipment consists of switching equipment, antennas, base transceiver stations, site preparation costs, and other related equipment used in the operation of our network. Airborne equipment consists of routers, radomes, antennas and related equipment, and accessories installed or to be installed on aircraft. Depreciation expense totaled $53.4 million, $46.3 million and $29.5 million for the years ended December 31, 2014, 2013, and 2012,

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

respectively. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives for owned assets, which are as follows:

Office equipment, furniture, fixtures and other	3-7 years
Leasehold improvements	3-13 years
Airborne equipment	7 years
Network equipment	5-25 years

See Note 4, “Composition of Certain Balance Sheet Accounts,” for further details.

Improvements to leased property are amortized over the shorter of the useful life of the improvement or the term of the related lease. Repairs and maintenance costs are expensed as incurred.

Due to advances in technology and changes in agreements with our airline partners, with respect to upgrading equipment, we periodically reassess the useful lives of our property and equipment. Such reassessment has resulted in the useful life of specific assets being adjusted to a shorter period than originally estimated, resulting in an increase in annual depreciation expense for those assets.

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

In performing our annual review of goodwill and indefinite-lived intangible asset balances for impairment, we estimate the fair value based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, projected operating results and cash flows may not always be achieved. The failure to achieve one or more of our assumptions regarding projected operating results and cash flows in the near term or long term could reduce the estimated fair value below carrying value and result in the recognition of an impairment charge. The results of our annual goodwill and indefinite-lived intangible asset impairment assessments for 2014, 2013, and 2012 indicated no impairment.

Intangible assets that are deemed to have a finite life are amortized over their useful lives as follows:

Software	3-8 years
Trademark/trade name	5 years
Aircell Axxess technology	8 years
OEM and dealer relationships	10 years
Service customer relationships	5-7 years
Other intangible assets	4-12 years

See Note 5, “Intangible Assets,” for further details.

Long-Lived Assets—We review our long-lived assets to determine potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We do this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

See Note 14, “Leases,” for further details.

Revenue Recognition—Service revenue for CA-NA and CA-ROW primarily consists of point-of-sale transactions with airline passengers, which are recognized as the services are provided and billed to customers, typically by credit or debit card. The card processors charge a transaction fee for each card transaction, and such transaction processor payments are classified as cost of service revenue in the consolidated statements of operations and recorded at the same time as the related passenger service revenue.

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

CA-NA and CA-ROW also derive revenue from megabyte (“MB”) usage for airline operational applications. Under these arrangements, fixed-fee revenue (contractual allowance of MB’s) may be deferred and recognized evenly over the year of service and a per-MB usage (overage) charge is recognized in the month it was consumed.

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

Our CA-ROW business is in the start-up phase. In March 2014, we generated our first CA-ROW in-flight connectivity revenue and for the years ended December 31, 2014, 2013 and 2012 has generated minimal revenue. Additionally CA-ROW generates revenue from monthly service fees charged to our airline partners for network monitoring and portal management services. We recognize these monthly fees as the services are provided and billed to the airlines.

Research and Development Costs—Expenditures for research and development are charged to expense as incurred and totaled $36.9 million, $29.8 million and $23.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. Research and development costs are reported as a component of engineering, design and development expenses in our consolidated statements of operations.

Software Development Costs—We capitalize costs for network and non-network software developed or obtained for internal use during the application development stage. These costs include purchased software and direct costs associated with the development and configuration of internal use software that supports the operation of our service offerings. These costs are included in intangible assets, net, in our consolidated balance sheets and, when the software is placed in service, are amortized on a straight-line basis over their estimated useful lives. Costs incurred in the preliminary project and post-implementation stages, as well as maintenance and training costs, are expensed as incurred.

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

See Note 4, “Composition of Certain Balance Sheet Accounts,” for the details of the changes in our warranty reserve.

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

See Note 4, “Composition of Certain Balance Sheet Accounts,” for the details of the changes in our asset retirement obligations.

Fair Value of Financial Instruments—We group financial assets and financial liabilities measured at fair value into three levels of hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

See Note 9, “Fair Value of Financial Assets and Liabilities,” for further information.

Derivatives—Prior to the IPO, our Class A Senior Convertible Preferred Stock (“Class A Preferred Stock”) and Junior Convertible Preferred Stock (“Junior Preferred Stock”) contained features that were considered embedded derivatives and were required to be bifurcated from the preferred stock and accounted for separately. These embedded derivatives were recognized in our consolidated balance sheets at fair value and the changes in fair values were recognized as noncash activity in earnings each period.

See Note 8, “Common Stock and Preferred Stock,” and Note 9, “Fair Value of Financial Assets and Liabilities,” for further information.

Preferred Stock—Prior to the IPO, we elected to accrete changes in the redemption value of our preferred stock over the period from the date of issuance to the earliest redemption date using the effective interest method.

See Note 8, “Common Stock and Preferred Stock,” for further information.

Net Loss Per Share—We calculate basic and diluted net loss per share using the weighted-average number of common shares outstanding during the period.

See Note 3, “Net Loss Per Share” for further information.

Share-Based Compensation—Compensation cost is measured and recognized at fair value for all share-based payments, including stock options. For stock options, we estimate fair value using the Black-Scholes option-pricing model, which requires assumptions, such as expected volatility, risk-free interest rate, expected life, and dividends. Restricted stock units (“RSUs”) and restricted stock are measured based on the fair market value of the underlying stock on the date of grant. Our share-based compensation expense is recognized net of estimated forfeitures on a straight-line basis over the applicable vesting period, and is included in general and administrative expenses in our consolidated statements of operations. For 2014, 2013, and 2012, we estimated a forfeiture rate when computing share-based compensation expense. We reassess our estimated forfeiture rate periodically based on new facts and circumstances.

See Note 11, “Share-Based Compensation,” for further discussion.

Additional Paid-in Capital—For our internal recordkeeping, we categorized our additional paid-in capital account into two categories: additional paid-in capital related to equity share issuances and additional paid-in

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

For leases that qualify as a capital lease, we record a capital lease asset and a capital lease obligation at the beginning of lease the term at an amount equal to the present value of minimum lease payments during the term of the lease, excluding that portion of the payments that represent executory costs. The capital lease asset is depreciated on a straight-line method over the shorter of its estimated useful life or lease term.

See Note 14, “Leases,” for further information.

Advertising Costs—Costs for advertising are expensed as incurred.

Debt Issuance Costs—We deferred loan origination fees and financing costs related to the Amended and Restated Senior Term Facility (as defined in Note 6, “Long-Term Debt and Other Liabilities”), all of which have been accounted for as deferred financing costs. Additionally, we deferred fees paid directly to the lenders related to the amendments to the Amended and Restated Senior Term Facility (as defined in Note 6, “Long-Term Debt and Other Liabilities”) as deferred financing costs. We amortize these costs over the term of the Amended and Restated Senior Term Facility (as defined in Note 6, “Long-Term Debt and Other Liabilities”) using the effective interest method, and include them in interest expense in the consolidated statement of operations. The fees incurred but not paid directly to the lenders in connection with the amendments were expensed to interest expense.

See Note 6, “Long-Term Debt and Other Liabilities” for further information.

Comprehensive Income (Loss)—Comprehensive loss for the years ended December 31, 2014, 2013 and 2012 is net loss plus unrealized losses on foreign currency translation adjustments.

Recently Issued Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). This pronouncement outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We will adopt this guidance as of January 1, 2017. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

As a result of the net loss for each of the years ended December 31, 2014, 2013 and 2012 for the periods where such shares or securities were outstanding, all of the outstanding shares of common stock underlying stock options, ACM Units, deferred stock units, restricted stock units and preferred stock were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012. Prior to our IPO, we made this computation using the two-class method; however, because of the undistributed losses the three classes of our pre-IPO preferred stock are excluded from the computation of basic earnings per share as undistributed losses are not allocated to preferred shares (in thousands, except per share amounts):

	For the Years Ended December 31,
	2014	2013	2012
Net loss	$(84,538)	$(111,289)	$(32,714)

Less: Preferred stock return		29,277	52,427
Less: Accretion of preferred stock		5,285	10,499

Undistributed losses		$(145,851)	$(95,640)

Weighted-average common shares outstanding-basic and diluted	85,147	47,832	6,798

Net loss attributable to common stock per share-basic and diluted	$(0.99)	$(3.05)	$(14.07)

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

4. Composition of Certain Balance Sheet Accounts

Inventories as of December 31, 2014 and 2013, all of which were included within the BA segment, were as follows (in thousands):

	December 31,
	2014	2013
Work-in-process component parts	$16,578	$10,146
Finished goods	5,335	3,500

Total inventory	$21,913	$13,646

Prepaid expenses and other current assets as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Tenant improvement allowance receivables	$5,406	$—
Deposits and prepayments on satellite services	972	5,352
Airfone acquisition related other current assets (1)	—	2,847
Restricted cash	45	1,006
Other	6,813	7,082

Total prepaid expenses and other current assets	$13,236	$16,287

(1)	See Note 17, “Airfone Acquisition” for further information.

Property and equipment as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Office equipment, furniture, fixtures and other	$32,289	$19,695
Leasehold improvements	31,031	7,747
Airborne equipment	319,835	227,866
Network equipment	146,795	135,072

	529,950	390,380
Accumulated depreciation	(166,842)	(124,746)

Property and equipment, net	$363,108	$265,634

Other non-current assets as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Canadian ATG license payments (1)	$2,417	$2,749
Deposits on satellite and other airborne equipment	5,689	5,629
Deposits on furniture and fixtures	2,335	—
Other	943	1,168

Total other non-current assets	$11,384	$9,546

(1)	See Note 16, “Canadian ATG Spectrum License” for further information.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Accrued liabilities as of December 31, 2014 and 2013 consist of the following (in thousands):

	December 31,
	2014	2013
Employee compensation and benefits	$13,211	$17,320
Airborne equipment and installation costs	9,548	4,981
Airborne partner related accrued liabilities	7,718	1,817
Deferred rent	3,637	761
Airfone acquisition related liabilities (1)	—	4,791
Other	18,780	19,476

Total accrued liabilities	$52,894	$49,146

(1)	See Note 17, “Airfone Acquisition” for further information.

Other non-current liabilities as of December 31, 2014 and 2013 consist of the following (in thousands):

	December 31,
	2014	2013
Deferred rent	$14,390	$3,982
Asset retirement obligations	6,153	4,382
Capital leases	3,813	3,011
Deferred revenue	741	1,878
Other	985	1,183

Total other non-current liabilities	$26,082	$14,436

Changes in our warranty reserve for the years ended December 31, 2014, 2013 and 2012 consist of the following (in thousands):

Warranty Reserve
Balance—January 1, 2012	$672
Accruals for warranties issued	480
Settlements of warranties	(282)

Balance—December 31, 2012	870
Accruals for warranties issued	622
Settlements of warranties	(612)

Balance—December 31, 2013	880
Accruals for warranties issued	519
Settlements of warranties	(314)

Balance—December 31, 2014	$1,085

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Changes in our non-current asset retirement obligations for the years ended December 31, 2014 and 2013 consist of the following (in thousands):

Asset Retirement Obligation
Balance—January 1, 2013	$2,637
Liabilities incurred (1)	1,454
Liabilities settled	(72)
Accretion expense	363

Balance—December 31, 2013	4,382
Liabilities incurred (2)	1,518
Liabilities settled	(295)
Accretion expense	561
Foreign exchange rate adjustments	(13)

Balance—December 31, 2014	$6,153

(1)	Includes $1.0 million related to a change in estimate in the expected cash flows for our estimated liabilities.
(2)	Includes $0.7 million related to a change in estimate in the expected cash flows for our estimated liabilities.

The changes in our non-current asset retirement obligations exclude asset retirement obligations acquired as part of the Airfone acquisition as we wound down the business in 2013 and thus classified such obligations as current liabilities as of December 31, 2013.

5. Intangible Assets

Our intangible assets are comprised of indefinite- and finite-lived intangible assets. We own the rights to both 3MHz of ATG spectrum in the nationwide 800 MHz Commercial Air-Ground Radiotelephone band (the “3 MHz FCC License”), which is used in the operation of our ATG network, and the license for 1 MHz of ATG spectrum in the nationwide 800MHz Commercial Air-Ground Radiotelephone band (“1 MHz FCC License”) acquired in the Airfone Acquisition. Together we refer to the 3 MHz FCC License and the 1 MHz FCC License as the “FCC Licenses”. While the FCC Licenses were issued with 10-year terms, such licenses are subject to renewal by the FCC, and renewals of licenses held by others have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of the FCC Licenses. As a result, the FCC Licenses are treated as indefinite-lived intangible assets which we do not amortize. We reevaluate the useful life of the FCC Licenses each year to determine whether events and circumstances continue to support an indefinite useful life. Our annual impairment assessment of the FCC Licenses for 2014, 2013, and 2012 indicated no impairment.

Our software relates to the development of internal use software which is used to run our network and support our service offerings. Software also includes software embedded in the equipment that we sell to our customers within the BA segment.

As of December 31, 2014 and 2013, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Our intangible assets, other than goodwill, as of December 31, 2014 and 2013 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in years)	As of December 31, 2014			As of December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	2.8	$72,940	$(35,075)	$37,865	$58,689	$(27,558)	$31,131
Trademark/trade name (1)	3.3	3,072	(2,929)	143	3,072	(2,885)	187
Aircell Axxess technology	0.1	4,129	(4,103)	26	4,129	(3,827)	302
OEM and dealer relationships	2.1	6,724	(5,322)	1,402	6,724	(4,650)	2,074
Service customer relationships (1)	5.3	8,081	(2,747)	5,334	8,081	(1,710)	6,371
Other intangible assets	4.9	1,500	(89)	1,411	500	—	500

Total amortized intangible assets		96,446	(50,265)	46,181	81,195	(40,630)	40,565

Unamortized intangible assets:
FCC Licenses (1)		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$128,729	$(50,265)	$78,464	$113,478	$(40,630)	$72,848

(1)	See Note 17, “Airfone Acquisition” for further information.

Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $11.0 million, $9.2 million and $7.4 million, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Amortization Expense
2015	$15,341
2016	$14,838
2017	$9,446
2018	$3,306
2019	$2,450
Thereafter	$800

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

6. Long-Term Debt and Other Liabilities

Senior Debt—On July 30, 2014, Gogo Intermediate Holdings LLC, Gogo Business Aviation LLC, f/k/a Aircell Business Aviation Services LLC (“GBA”), and Gogo LLC, as borrowers (the “Borrowers”), entered into an Amendment and Restatement Agreement (the “Amendment”) to the Credit Agreement dated as of June 21, 2012 as amended on April 4, 2013 (the “Amended Senior Term Facility”) among the Borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We refer to the Amendment and the Amended Senior Term Facility collectively as the “Amended and Restated Senior Term Facility.”

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”). Pursuant to the Amendment, we borrowed an aggregate additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). We received net cash proceeds from the Tranche B-2 Loans of $72.4 million following the payment of debt issuance fees of $2.6 million. We are using the proceeds from the Tranche B-2 Loans for general corporate purposes. As of December 31, 2014 and 2013, we had $309.2 million and $240.8 million outstanding under the Amended and Restated Senior Term Facility, respectively.

GIH, Gogo LLC and GBA are the borrowers under the Amended and Restated Senior Term Facility. The obligations of the borrowers under the Amended and Restated Senior Term Facility are guaranteed by each of our direct and indirect wholly-owned domestic subsidiaries, in each case to the extent otherwise permitted by applicable law, regulation and contractual provision. In addition, the Amended and Restated Senior Term Facility and the guarantees thereunder are secured by security interests in (i) all of the capital stock of all direct domestic subsidiaries owned by the borrowers and the guarantors, (ii) 65% of the capital stock of each direct foreign subsidiary owned by any borrower or any guarantor (foreign subsidiary holding companies are deemed to be foreign subsidiaries), and (iii) substantially all other tangible and intangible assets (including intellectual property) of the borrowers and the guarantors, subject in each case to certain exceptions.

The Amended and Restated Senior Term Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. If an event of default occurs and so long as such event of default is continuing, the amounts outstanding will accrue interest at an increased rate and payments of such outstanding amounts could be accelerated. We do not have maintenance covenants under the terms of the Amended and Restated Senior Term Facility but as part of its affirmative covenants, we need to maintain a minimum cash balance of $5.0 million and comply with certain reporting and notice requirements and periodic financial statement reporting on a borrowing entity basis. As of December 31, 2014, we were in compliance with the covenants, cash balance, reporting and notice requirements of the Amended and Restated Senior Term Facility and no event of default had occurred.

The Amended and Restated Senior Term Facility contains covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur or guarantee additional indebtedness, prepay certain subordinated indebtedness, modify certain terms of certain material agreements (including intercompany agreements), make dividends and other restricted payments, issue additional preferred stock, make investments (including a cap on investments in our international business during the term of the Amended and Restated Senior Term Facility), incur or maintain liens, make capital expenditures, engage in mergers and certain other fundamental changes, engage in certain transactions with affiliates, enter into sale-leaseback arrangements or enter into agreements restricting dividends or other distributions by subsidiaries to the borrowers or any of their subsidiaries. As of December 31, 2014, these covenants restricted the borrowers from distributing $91 million of their net assets to our Parent Company, Gogo Inc.

In connection with the Amendment, the maturity date of the Amended and Restated Senior Term Facility was extended to March 21, 2018. Principal payments of $1.7 million are due on the last day of each calendar quarter through December 31, 2017, with the remaining unpaid principal amount due and payable at maturity on March 21, 2018.

The interest rates applicable to the Tranche B-1 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans are based on a fluctuating rate of interest measured by

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of December 31, 2014, all loans were outstanding as three month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We will pay customary fees in respect of the Amended and Restated Senior Term Facility.

The Tranche B-2 Loans are secured by the same collateral and guaranteed by the same guarantors as the Tranche B-1 Loans. The call premiums, mandatory prepayments, covenants, events of default and other terms applicable to the Tranche B-2 Loans are also generally the same as the corresponding terms applicable to the Tranche B-1 Loans under the Amended and Restated Senior Term Facility.

We paid $19.6 million of loan origination fees and financing costs related to the Amended Senior Term Facility, all but $3.0 million of which have been accounted for as deferred financing costs. The $3.0 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the amendment in April 2013 and were expensed to interest expense. We paid $2.6 million of loan origination fees and financing costs related to the Amendment executed in July 2014, all but $1.1 million of which have been accounted for as deferred financing costs. The $1.1 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the Amendment in July 2014 and were expensed as interest expense. See Note 7, “Interest Costs,” for additional details. Total amortization expense of the deferred financing costs was $3.2 million, $2.8 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2014 and 2013, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $11.3 million and $13.0 million, respectively, which was included as a separate line in our consolidated balance sheets.

Principal payments under the Amended and Restated Senior Term Facility for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,	Credit Facility
2015	$7,826
2016	$6,950
2017	$6,950
2018	$287,518
Thereafter	$—

The credit agreement executed in connection with our Amended and Restated Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of GBA only. This calculation is made at the end of each fiscal year, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on GBA’s debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. As of December 31, 2014 we calculated a mandatory prepayment of approximately $0.9 million which is included in current liabilities in our consolidated balance sheet.

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

Alaska Financing—On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. As of December 31, 2014 and 2013, we had $1.0 million and $1.5 million, respectively, outstanding under the Alaska Facility. No further draws can be made under the Alaska Facility and principal amounts outstanding are payable in quarterly installments until its maturity on November 12, 2016, or can be prepaid at any time without premium or penalty at our option. The Alaska Facility is secured by a first-priority interest in our cell tower leases and other personal property located at the cell sites in Alaska.

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

Pursuant to our equipment and revenue agreement with Alaska Airlines, the share of service revenue (“revenue share”) we pay Alaska Airlines increases as long as any amounts are outstanding under the Alaska Facility. Alaska Airlines revenue share increases by 300 basis points for service revenue generated on flights that use the ATG network in Alaska, until the principal and all accrued interest is paid in full. This incremental revenue share was less than $0.1 million for the years ended December 31, 2014, 2013 and 2012 and is included in our consolidated statements of operations as part of our interest expense.

Principal payments under the Alaska Facility in each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,	Alaska Facility
2015	$504
2016	$504
Thereafter	$—

Letters of Credit—We maintain several letters of credit totaling $7.9 million and $5.4 million as of December 31, 2014 and 2013, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our office locations in Itasca, Illinois; Bensenville, Illinois; Broomfield, Colorado; and our future office location in Chicago, Illinois.

7. Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets. We commenced capitalizing interest on major capital projects when we entered into the Senior Term Facility on June 21, 2012.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of our interest costs for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Interest expense	$28,477	$23,458	$8,109
Amortization of deferred financing costs	3,173	2,832	804
Non lender fees (1)	1,088	2,982	—

Interest costs charged to expense	32,738	29,272	8,913
Interest costs capitalized to property and equipment	578	872	200
Interest costs capitalized to software	1,284	671	129

Total interest costs	$34,600	$30,815	$9,242

(1)	Primarily consists of fees paid to legal counsel and underwriters in connection with the amendments to the Amended and Restated Senior Term Facility.

8. Common Stock and Preferred Stock

Common Stock—We have one class of common stock outstanding as of December 31, 2014 and 2013. Our common stock is junior to our preferred stock, if and when issued. See “Post IPO Preferred Stock” below for additional information.

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of our preferred stock activity for the years ended December 31, 2013 and 2012, is as follows (in thousands):

	Preferred Stock
	Class A	Class B	Junior	Total
Balance at January 1, 2012	152,689	250,572	148,191	551,452
Preferred stock return	19,505	32,922	—	52,427
Accretion of preferred stock	2,005	1,541	6,953	10,499

Balance at December 31, 2012	174,199	285,035	155,144	614,378
Preferred stock return	11,219	18,058	—	29,277
Accretion of preferred stock	1,005	763	3,517	5,285
Conversion to common stock upon the IPO	(186,423)	(303,856)	(158,661)	(648,940)

Balance at December 31, 2013	$—	$—	$—	$—

Each class of preferred stock was measured at fair value upon issuance and recorded outside of permanent equity because the investors could redeem the shares in the future outside of our control. All three classes of preferred stock were being accreted to stated value over the period from the date of issuance to the earliest redemption date using the effective interest method. The initial stated capital of each of the three classes of preferred stock was $10,000 per share. All classes of preferred stock had voting rights proportionate to their ownership interest in us and had participation rights in any dividends issued on the common stock. The Class A Preferred Stock and Class B Preferred Stock earned a quarterly preferred return of 6%, which we elected to pay in-kind, while the Junior Preferred Stock did not pay a quarterly preferred return. All three classes of our preferred stock included antidilution adjustment provisions, although during the period when the preferred stock was outstanding, only the Conversion Price of the Junior Preferred Stock was impacted by such provisions.

The Class A Preferred Stock included a liquidation preference that provided for a minimum rate of investment return, which represented an embedded derivative and required bifurcation from the Class A Preferred Stock and separate accounting as a derivative liability. The liquidity feature, when classified as a derivative liability, was initially recorded at fair value and marked to fair value at the end of each reporting period. As noted above, upon consummation of the IPO, 2,135,602 shares of common stock were issued in connection with the liquidation preference associated with our Class A Preferred Stock resulting in a $36.3 million charge recorded in our consolidated statements of operations for the year ended December 31, 2013. Due to changes in the fair value of the derivative liability, $9.6 million of income was recorded to fair value derivative adjustments in our consolidated statements of operations for the year ended December 31, 2012.

See Note 9, “Fair Value of Financial Assets and Liabilities,” for additional discussion regarding the fair value derivative adjustments.

9. Fair Value of Financial Assets and Liabilities

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Amended and Restated Senior Term Facility and the Alaska Facility, both of which are reflected on the consolidated balance sheet at cost, as defined in Note 6, “Long-Term Debt and Other Liabilities”. Based on market conditions as of December 31, 2014, the fair value of the Amended and Restated Senior Term Facility was approximately $339 million with a carrying value of $309.2 million and the fair value of the Alaska Facility approximated its carrying value of $1.0 million (see Note 6, “Long-Term Debt and Other Liabilities”). These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market including interest rates on recent financings by entities with credit profiles similar to ours. We estimated the fair values of the Amended Senior Term Facility and the Alaska Facility by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at December 31, 2014 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Amended and Restated Senior Term Facility and the Alaska Facility.

Derivative Liabilities:

As described in Note 8, “Common Stock and Preferred Stock” the liquidation preference associated with our pre-IPO Class A Senior Convertible Preferred Stock was considered an embedded derivative as it provided for a minimum return upon a Deemed Liquidation Event, such as an IPO. Upon consummation of the IPO, 2,135,602 common shares were issued in connection with the liquidation preference minimum return. As the public offering price of the shares sold in the offering was $17.00 per share, the value of the liquidation preference was $36.3 million, which we believe constitutes Level 2 observable inputs.

When outstanding the embedded derivatives in our pre-IPO preferred stock were marked to fair value at the end of each reporting period, resulting in a noncash charge/benefit to other (income) expense in our consolidated statements of operations. The fair value of the embedded derivatives was valued using an income approach and a probability-weighted expected return method (“PWERM”) using Level 3 unobservable inputs, as the income approach and PWERM were deemed to best represent the valuation models investors would likely use in valuing us.

There were no fair value measurements using Level 3 inputs related to our derivative liabilities for the years ended December 31, 2014 or 2013. The following table presents the fair value reconciliation of Level 3 derivative liabilities measured at fair value on a recurring basis for the year ended December 31, 2012 (in thousands):

Class A Preferred Stock
Balance at January 1, 2012	$9,640
Included in other (income) expense	(9,640)

Balance at December 31, 2012	$—

FCC Licenses:

In performing the annual impairment assessment of our FCC licenses, the fair value of the FCC license is determined using an income-based approach (the Greenfield method) using Level 3 unobservable inputs.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Significant Level 3 inputs include projected future cash flows and the discount rate used to calculate the present value of the prospective cash flows.

10. Business Segments and Major Customers

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

CA-ROW Segment: Our CA-ROW business provides in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and international flights of North American based commercial airlines, is in the start-up phase as we launched commercial international connectivity service in March 2014. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service will be provided. Additionally, CA-ROW generates revenue from monthly service fees charged to our airline partners for network monitoring and portal management services.

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

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies”. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. We currently do not generate a material amount of foreign revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. We do not disclose assets outside of the United States as we do not believe these assets are material as of December 31, 2014 and 2013. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information regarding our reportable segments is as follows (in thousands):

	For the Year Ended December 31, 2014
	CA-NA	CA-ROW	BA	Total
Service revenue	$248,625	$2,129	$71,993	$322,747
Equipment revenue	2,128	13	83,603	85,744

Total revenue	$250,753	$2,142	$155,596	$408,491

Segment profit (loss)	$25,953	$(78,126)	$63,002	$10,829

	For the Year Ended December 31, 2013
	CA-NA	CA-ROW	BA	Total
Service revenue	$196,732	$1,392	$52,257	$250,381
Equipment revenue	2,336	168	75,239	77,743

Total revenue	$199,068	$1,560	$127,496	$328,124

Segment profit (loss)	$(1,328)	$(41,004)	$50,721	$8,389

	For the Year Ended December 31, 2012
	CA-NA	CA-ROW	BA	Total
Service revenue	$132,607	$—	$34,460	$167,067
Equipment revenue	1,833	670	63,945	66,448

Total revenue	$134,440	$670	$98,405	$233,515

Segment profit (loss)	$(12,211)	$(14,261)	$35,816	$9,344

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
CA-NA segment profit (loss)	$25,953	$(1,328)	$(12,211)
CA-ROW segment loss	(78,126)	(41,004)	(14,261)
BA segment profit	63,002	50,721	35,816

Total segment profit	10,829	8,389	9,344
Interest income	61	64	77
Interest expense	(32,738)	(29,272)	(8,913)
Depreciation and amortization	(64,451)	(55,509)	(36,907)
Amortization of deferred airborne lease incentives (1)	12,769	8,074	3,671
Stock compensation expense	(9,816)	(5,621)	(3,545)
Fair value derivative adjustments	—	(36,305)	9,640
Write off of deferred equity financing costs	—	—	(5,023)
Other expense	(9)	(2)	(22)

Loss before income taxes	$(83,355)	$(110,182)	$(31,678)

(1)	Amortization of deferred airborne lease incentive only relates to our CA-NA and CA-ROW segments. See Note 14, “Leases” for further information.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Major Customers and Airline Partnerships—During the years ended December 31, 2014, 2013 and 2012, no customer accounted for more than 10% of our consolidated revenue. One airline partner for the CA-ROW segment accounted for approximately 18% of consolidated accounts receivable as of December 31, 2014. No customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2013.

In our CA-NA segment, revenue from passengers using the Gogo service while flying on aircraft operated by two of our airline partners accounted for approximately 40%, 41% and 39% of consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

11. Share-Based Compensation

As of December 31, 2014, we maintained two share-based employee compensation plans: Gogo Inc. 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”), and The Aircell Holdings Inc. Stock Option Plan (the “2010 Plan”), collectively referred to as “Stock Plans”. Our Stock Plans provide for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units (“DSUs”) and other stock-based awards to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors.

Under the Stock Plans, 11,956,570 shares of common stock were reserved for issuance. As of December 31, 2014, 3,785,863 shares remained available for grant under our Stock Plans.

The contractual life of granted options is 10 years. All options that are unvested as of the date on which a recipient’s employment terminates, as well as vested options that are not exercised within a prescribed period following termination, are forfeited and become available for future grants. Options granted to date include options that a) vest 20% upon grant with the remainder vesting in equal annual increments over a four-year period, b) vest over a four-year period with 25% vesting at the end of each year or c) vest on the date of grant for options granted to directors. Beginning in 2013 we granted RSUs that vest in equal annual increments over a four-year period. Vested RSUs will be settled, at the discretion of the Compensation Committee, in shares of our common stock or in cash equal to the value of the applicable number of shares of our common stock on the vesting date. We also granted directors DSUs that were vested at grant. DSUs will be settled in shares of our common stock 90 days after the director ceases to serve as a director. Beginning in 2014 we granted restricted stock, which vests in equal annual increments over a four-year period. These shares are deemed issued as of the date of grant, but not outstanding until they vest. We intend to settle RSU, DSU and restricted stock awards in stock and have the shares available to do so.

Our share-based compensation expense totaled $9.8 million, $5.6 million and $3.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. The share-based compensation expense includes $7.2 million, $5.3 million and $3.5 million of expense that was valued using a BlackScholes option-pricing model, primarily relating to stock options.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of stock option activity for the year ended December 31, 2014, is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding—January 1, 2014	5,165,819	$13.89	7.20	$56,517
Granted	1,772,374	$17.67
Exercised	(286,141)	$9.41
Forfeited	(178,620)	$18.07
Expired	(57,892)	$18.43

Options outstanding—December 31, 2014	6,415,540	$14.98	7.40	$16,501

Options exercisable—December 31, 2014	3,450,944	$12.38	6.19	$16,361

Options vested and expected to vest—December 31, 2014	6,273,253	$14.91	7.36	$16,498

There were no stock options exercised prior to 2013. As of December 31, 2014, total unrecognized compensation costs related to unvested stock options were approximately $20.6 million which is expected to be recognized over a weighted average period of 2.8 years. The total grant date fair value of stock options vested in 2014, 2013 and 2012 was approximately $6.0 million, $4.1 million and $3.2 million, respectively.

We estimate the fair value of stock options using the BlackScholes option-pricing model. Weighted average assumptions used and weighted average grant date fair value of stock options granted for the years ended December 31, 2014, 2013, and 2012, were as follows:

	2014	2013	2012
Approximate risk-free interest rate	1.9%	1.3%	1.0%
Average expected life (years)	6.20	6.22	6.25
Dividend yield	N/A	N/A	N/A
Volatility	43.5%	44.1%	44.5%
Weighted average grant date fair value of common stock underlying options granted	$17.67	$19.00	$16.27
Weighted average grant date fair value of stock options granted	$7.88	$8.37	$6.76

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve for the term that mirrored the expected term in effect at the time of grant. The expected life of our stock options was determined based upon a simplified assumption that the stock options will be exercised evenly from vesting to expiration, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life. The dividend yield was based on expected dividends at the time of grant. Given the short trading history as a public company, the expected volatility was based on calculated enterprise value volatilities for publicly traded companies in the same industry and general stage of development.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activities for our unvested RSUs and DSUs for the year ended December 31, 2014:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested—January 1, 2014	35,280	$26.67
Granted	613,366	$17.65
Vested	(39,850)	$18.01
Forfeited/canceled	(26,000)	$18.30

Unvested—December 31, 2014	582,796	$18.14

Expected to vest after December 31, 2014	549,522

As of December 31, 2014, there was $12.4 million of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 3.4 years. The total grant date fair value of RSUs and DSUs vested in 2014 was approximately $0.7 million. To the extent the actual forfeiture rate differs from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activity for our restricted stock for the year ended December 31, 2014:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested—January 1, 2014	—	$—
Granted	182,461	$17.69
Vested	—	$—
Forfeited/canceled	(6,000)	$17.68

Unvested—December 31, 2014	176,461	$17.69

Expected to vest after December 31, 2014	170,461

As of December 31, 2014, there was $2.8 million of unrecognized compensation cost related to unvested employee restricted stock. This amount is expected to be recognized over a weighted-average period of 3.4 years. To the extent the actual forfeiture rate differs from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

ESPP—In June 2013 the Board of Directors and stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective on June 26, 2013. The ESPP allows eligible employees to purchase a limited number of shares of common stock during pre-specified offering periods at a discount established by the Compensation Committee not to exceed 15% of the fair market value of the common stock at the beginning or end of the offering period (whichever is lower). Under the ESPP, 424,594 shares were reserved for issuance and 28,084 shares of common stock were issued during the year ended December 31, 2014, the first year of issuance.

2007 Plan—ACM was a separate limited liability company established solely for the purpose of granting ownership interests to members of management. The ownership interests granted via ACM represented a net profits interests plan and are referred to as the 2007 Plan. Prior to the distribution discussed below, ACM owned

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

approximately 821,411 shares of our common stock. Each outstanding ACM unit represented a proportionate interest in the 821,411 shares of common stock, or 0.048413 shares of common stock per ACM unit. The 2007 Plan was initiated on March 1, 2007, and the initial grants under the 2007 Plan were deemed to occur on that date for accounting purposes, although more than 90% of the ACM units were committed prior to March 1, 2007. The initial grants had vesting periods that began at various dates between July 1, 2006 and March 1, 2007, based on the grantees’ employment dates. In accordance with the tax regulations associated with net profits interests plans, a plan participant who receives an ACM Unit only participates in the equity value created after the issuance of the ACM Unit to the participant. Approximately 13.8 million ACM units were granted with a vesting period commencing on July 1, 2006, and participate in the full value of the ACM unit. No cash was paid by the employee to us upon vesting of the ACM unit.

ACM units generally vested over a four-year period, and upon termination of employment, any unvested ACM units held by the participant were forfeited and became available for future grants. At December 31, 2012, 396,640 ACM units were authorized and available for grant. On December 18, 2013, the remaining ACM units previously forfeited and available to be granted, were granted to existing ACM unit holders still employed by or serving as a director in amounts determined by the Compensation Committee. As a result of this grant we recognized stock compensation expense of $0.5 million in 2013.

On December 18, 2013, ACM distributed 821,346 shares of our common stock owned by ACM, with each of the members of ACM receiving a proportionate distribution of our common stock based on the number of vested units they held. An immaterial amount of shares, representing the individual members’ interests in fractional shares, were paid in cash at the time of distribution. Subsequently these shares were canceled. ACM was dissolved in 2014.

12. Employee Retirement and Postretirement Benefits

401(k) Plan—Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $2.5 million, $2.2 million, and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

13. Income Tax

For financial reporting purposes, loss before income taxes included the following components for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
United States	$(78,075)	$(108,901)	$(31,243)
Foreign	(5,280)	(1,281)	(435)

Loss before income taxes	$(83,355)	$(110,182)	$(31,678)

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Significant components of the provision for income taxes for the years ended December 31, 2014, 2013, and 2012, are as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	355	286	233

	355	286	233

Deferred:
Federal	764	758	742
State	64	63	61

	828	821	803

Total	$1,183	$1,107	$1,036

The provision for income taxes differs from income taxes computed at the federal statutory tax rates for the years ended December 31, 2014, 2013, and 2012 as a result of the following items:

	For the Years Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Change in valuation allowance	(37.9)	(25.7)	(45.6)
State income taxes-net of federal tax benefit	2.3	1.7	2.8
Fair value derivative adjustments	—	(11.7)	10.7
Write off of deferred equity financing costs	—	—	(5.6)
Other	(0.8)	(0.3)	(0.6)

Effective tax rate	(1.4)%	(1.0)%	(3.3)%

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Components of the net deferred income tax asset as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred income tax assets:
Compensation accruals	$4,103	$6,021
Stock options	6,683	4,041
Inventory	265	243
Warranty reserves	411	333
Deferred rent	6,802	1,795
Deferred revenue	34,725	22,592
Federal net operating loss (NOL)	88,137	63,731
State NOL	7,059	5,228
UNICAP adjustment	4,610	3,611
Finite-lived intangible assets	18,018	19,487
Other	4,264	2,210

Total deferred income tax assets	175,077	129,292

Deferred income tax liabilities:
Fixed assets	(27,071)	(13,141)
Indefinite-lived intangible assets	(6,598)	(5,770)
Other	(71)	(111)

Total deferred income tax liabilities	(33,740)	(19,022)

Total deferred income tax	141,337	110,270
Valuation allowance	(147,935)	(116,040)

Net deferred income tax liability	$(6,598)	$(5,770)

We assess the realizability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets would not be realized through the generation of future taxable income. We generated net losses in fiscal years 2014, 2013, and 2012, which means we are in a domestic three-year cumulative loss position. As a result of this and other assessments in fiscal 2014, we concluded that a full valuation allowance is required for all deferred tax assets and liabilities except for deferred tax liabilities associated with indefinite-lived intangible assets.

As of December 31, 2014, the federal net operating loss (“NOL”) carryforward amount was approximately $248 million and the state NOL carryforward amount was approximately $155 million. The federal NOLs begin to expire in 2031. The state NOLs expire in various tax years beginning in 2016.

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

We are subject to taxation in the United States, Canada, Switzerland, Japan and various states. With few exceptions, as of December 31, 2014, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2011.

	For the Years Ended December 31,
	2014	2013	2012
Unrecognized tax benefits—January 1	$—	$223	$—
Additions based on tax positions related to the prior year	—	—	223
Reductions based on tax positions related to the prior year	—	(223)	—

Unrecognized tax benefits—December 31	$—	$—	$223

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the years ended December 31, 2014, 2013 or 2012. As of December 31, 2014 and 2013, we did not have a liability recorded for interest or potential penalties.

We do not expect there will be a change in the unrecognized tax benefits within the next 12 months.

In 2013 and 2014, the IRS issued final regulations that provide guidance with respect to (i) the treatment of material and supplies, (ii) capitalization of amounts paid to acquire or produce tangible property, (iii) the determination of whether an expenditure with respect to tangible property is a deductible repair or a capital expenditure and (iv) dispositions of MACRS property. The adoption of these final regulations did not have a material impact on our results of operations, financial position, or cash flows.

14. Leases

Arrangements with Commercial Airlines—Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo® service to passengers on the aircraft. Depending on the agreement, we may be responsible for the costs of installing and deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second, more prevalent type of connectivity agreement some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions where legal title transfers are not deemed to be sales transactions for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our consolidated balance sheets, as noted in Note 4, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $12.8 million, $8.1 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, as a reduction to our cost of service revenue in our consolidated statements of operations. As of December 31, 2014, deferred airborne lease incentives of $13.8 million and $83.8 million are included in current and non-current liabilities, respectively, in our consolidated balance sheet. As of December 31, 2013, deferred airborne lease incentives of $9.0 million and $53.0 million are included in current and non-current liabilities, respectively, in our condensed consolidated balance sheet.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The revenue share paid to our airline partners represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $40.3 million, $33.3 million and $21.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

One contract with one of our airline partners requires us to provide our airline partner with a cash rebate of $1.8 million if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. Based upon the number of aircraft in service on December 31, 2014, we will be required to rebate $1.8 million to this airline in June 2015.

Leases and Cell Site Contracts - We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $10.8 million, $5.7 million and $5.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $8.7 million, $7.6 million and $6.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of December 31 2014, are as follows (in thousands):

Years ending December 31,	Operating Leases
2015	$19,384
2016	$21,458
2017	$17,484
2018	$14,781
2019	$14,151
Thereafter	$120,695

Equipment Leases—We lease certain computer and network equipment under capital leases, for which interest has been imputed with an annual interest rate of 5.9% to 13.4%. As of December 31, 2014 the computer equipment leases were classified as part of office equipment, furniture, fixtures and other in our consolidated balance sheet at a gross cost of $1.3 million. As of December 31, 2014 the network equipment leases were classified as part of network equipment in our consolidated balance sheet at a gross cost of $6.4 million. Annual

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

future minimum obligations under capital leases for each of the next five years and thereafter, as of December 31, 2014, are as follows (in thousands):

Years ending December 31,	Amortization Expense
2015	$2,507
2016	2,275
2017	1,680
2018	257
Thereafter	—

Total minimum lease payments	6,719
Less: Amount representing interest	(891)

Present value of net minimum lease payments	$5,828

The $5.8 million present value of net minimum lease payments as of December 31, 2014 has a current portion of $2.0 million included in current portion of long-term debt and capital leases and a non-current portion of $3.8 million included in other non-current liabilities.

15. Commitments and Contingencies

Contractual Commitments—We have agreements with airborne equipment vendors under which we have remaining commitments to purchase $14.2 million in satellite based systems and development services as of December 31, 2014. Such commitments will become payable as we receive the equipment and are provided the development services.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $33.5 million in 2015, $33.3 million in 2016, $31.8 million in 2017, $15.2 million in 2018 and an amount less than $0.1 million in 2019.

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Airfone Acquisition—As disclosed in Note 17 “Airfone Acquisition”, in connection with the Airfone Acquisition, we determined that Airfone failed to remit to the Universal Services Administration Company (“USAC”) certain FCC-mandated Federal Universal Service Fund (“FUSF”) fees. We therefore have caused Airfone to correct its past filings and to remit to USAC approximately $1.4 million in FUSF and related fees covering the period from January 1, 2008 through April 10, 2013. We also determined that Airfone billed its customers for FUSF fees in amounts that exceed the total amount remitted or owed to USAC. Due to the difference between the total amounts collected and the amounts that have been or will be remitted to USAC, Airfone also owed refunds to its customers. In June 2014 we refunded to Airfone’s customers amounts which we believe satisfy our obligations. In addition, Airfone may be subject to enforcement action by the FCC in connection with the delayed payments to USAC, which could result in, among other things, interest payments, penalties and fines. LiveTV has reimbursed us for the amounts paid to USAC and customers to date, and has agreed to indemnify us for any additional amounts due to Airfone’s customers or USAC as well as any interest, penalties and fines for which Airfone may be liable.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

As the License Agreement is for our exclusive use of a license, which is considered a right to use an intangible asset and thus not property, plant, or equipment, the agreement is not considered a lease for accounting purposes. As such, we recorded the SkySurf one-time payment as an asset in our consolidated balance sheet at the time of payment. As of December 31, 2014 and 2013 the one-time payment had balances of $0.1 million and $0.1 million included in prepaid expenses and other current assets, respectively, and $2.4 million and $2.7 million included in other non-current assets, respectively, in our consolidated balance sheet. The one-time payment is being amortized on a straight-line basis over the estimated term of the agreement of 25-years, which includes estimated renewal periods.

Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Canadian ATG Spectrum Amortization
2015	$112
2016	$112
2017	$112
2018	$112
2019	$112
Thereafter	$1,970

Amortization expense totaled $0.1 million for both of the years ended December 31, 2014 and 2013.

The monthly payments are expensed as incurred and totaled approximately $1.1 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively.

17. Airfone Acquisition

On April 11, 2013, we consummated the acquisition from LiveTV, LLC (“LiveTV”) of LiveTV Airfone, LLC (“Airfone”) which had more than 1,000 subscribers for its airborne voice communication services and a Federal Communications Commission (“FCC”) license for 1 MHz of ATG spectrum in the nationwide 800MHz

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The Airfone acquisition is accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition. The allocation of the purchase price is a follows (in thousands):

Purchase Price Allocation
Trade receivables	$422
Prepaid and other current assets	3,768
Property and equipment	2,232
Trademark/trade name	220
Service customer relationships	7,100
FCC License	964
Accounts payable and accrued liabilities	(3,628)
Asset retirement obligations	(1,734)

Total purchase price	$9,344

18. Quarterly Data (Unaudited)

Summarized quarterly financial information is as follows for each quarterly period for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	For the Three Month Periods Ended
	Mar 31, 2014	June 30, 2014	Sep 30, 2014	Dec 31, 2014
Total revenue	$95,694	$99,529	$104,035	$109,233
Operating loss	(9,320)	(10,878)	(15,283)	(15,188)
Net loss	(16,866)	(18,662)	(24,899)	(24,111)
Net loss to attributable to common stock	(16,866)	(18,662)	(24,899)	(24,111)
Net loss attributable to common stock per share—basic and diluted	$(0.20)	$(0.22)	$(0.29)	$(0.28)
Weighted average number of shares—basic and diluted	84,995	85,085	85,226	85,277

	For the Three Month Periods Ended
	Mar 31, 2013	June 30, 2013	Sep 30, 2013	Dec 31, 2013
Total revenue	$70,754	$79,437	$85,379	$92,554
Operating loss	(10,300)	(9,062)	(10,898)	(14,407)
Net loss	(14,477)	(55,989)	(18,718)	(22,105)
Net loss to attributable to common stock	(32,450)	(72,578)	(18,718)	(22,105)
Net loss attributable to common stock per share—basic and diluted	$(4.77)	$(4.98)	$(0.22)	$(0.26)
Weighted average number of shares—basic and diluted	6,802	14,585	84,097	84,230

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

19. Parent Company Condensed Financial Statements

The following presents the Condensed Financial Statements of our Parent Company on a standalone basis.

Gogo Inc.

Condensed Balance Sheets

(in thousands)

	December 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$113,949	$173,928
Investments and advances with subsidiaries	90,725	102,253

Total assets	$204,674	$276,181

Liabilities and Stockholders’ equity:
Total liabilities	$6,916	$5,991
Total stockholders’ equity	197,758	270,190

Total liabilities and stockholders’ equity	$204,674	$276,181

Gogo Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Interest income	$(46)	$(18)	$—
Fair value derivative adjustments	—	36,305	(9,640)
Write off of deferred equity financing costs	—	—	5,023

Total other (income) expense	(46)	36,287	(4,617)

Income (loss) before income taxes	46	(36,287)	4,617
Income tax provision	1,183	1,107	1,036
Equity losses of subsidiaries	83,401	73,895	36,295

Net loss	(84,538)	(111,289)	(32,714)
Preferred stock return	—	(29,277)	(52,427)
Accretion of preferred stock	—	(5,285)	(10,499)

Net loss to attributable to common stock	$(84,538)	$(145,851)	$(95,640)

Comprehensive loss	$(85,313)	$(111,694)	$(32,734)

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Gogo Inc.

Condensed Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net loss	$(84,538)	$(111,289)	$(32,714)
Fair value derivative adjustments	—	36,305	(9,640)
Write off of deferred equity financing costs	—	—	5,023
Subsidiary equity losses	83,401	73,895	36,295
Other operating activities	925	910	929

Net cash used in operating activities	(212)	(179)	(107)

Net cash provided by (used in) investing activities—investments and advances with subsidiaries	(62,832)	2,750	4,347

Financing activities:
Proceeds from initial public offering, net of underwriter commissions	—	173,910	—
Proceeds from the issuance of preferred stock	—	—	—
Other financing activities	3,065	(2,553)	(4,255)

Net cash provided by (used in) financing activities	3,065	171,357	(4,255)

Increase (decrease) in cash and cash equivalents	(59,979)	173,928	(15)
Cash and cash equivalents at the beginning of period	173,928	—	15

Cash and cash equivalents at the end of period	$113,949	$173,928	$—

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2014 that are designed to provide reasonable assurance that information required to be disclosed in this report is recorded, processed, summarized and reported within required time periods. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The management of Gogo Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934. Gogo’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of its published financial statements in accordance with accounting principles generally accepted in the United States of America.

The management of Gogo, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have assessed the effectiveness of Gogo’s internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which report is included on Page 135 of this Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gogo Inc.

Itasca, IL

We have audited the internal control over financial reporting of Gogo Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2015

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2014.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 is incorporated herein by reference.

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans as of the end of 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,035,745(1)	14.98(2)	4,032,381(3)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	7,035,745	14.98	4,032,381

(1)	Represents the number of shares associated with options, Restricted Stock Units and Deferred Share Units outstanding as of December 31, 2014.

(2)	Represents the weighted average exercise price of the options disclosed in column (a).

(3)	Represents the number of shares remaining available for future issuance under our Stock Option Plan, 2013 Omnibus Incentive Plan and Employee Stock Purchase Plan. Of this number, only 1,965,336 shares are available for issuance with respect to Restricted Stock Units, Deferred Share Units and other awards based on the full value of stock (rather than an increase in value) under our 2013 Omnibus Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gogo Inc. (the registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Gogo Inc. and in the capacities on the dates indicated, on February 27, 2015.

Signature	Title

/s/ Michael Small	President and Chief Executive Officer and Director
Michael Small	(Principal Executive Officer)

/s/ Norman Smagley	Executive Vice President and Chief Financial Officer
Norman Smagley	(Principal Financial Officer)

/s/ Thomas E. McShane	Vice President, Controller and Chief Accounting Officer
Thomas E. McShane	(Principal Accounting Officer)

/s/ Ronald T. LeMay	Chairman of the Board
Ronald T. LeMay

/s/ Robert Crandall	Director
Robert Crandall

/s/ Michael S. Gilliland	Director
Michael S. Gilliland

/s/ Robert H. Mundheim	Director
Robert H. Mundheim

/s/ Christopher D. Payne	Director
Christopher D. Payne

/s/ Oakleigh Thorne	Director
Oakleigh Thorne

/s/ Charles C. Townsend	Director
Charles C. Townsend

/s/ Harris N. Williams	Director
Harris N. Williams

Exhibit Number	Description of Exhibits
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on August 7, 2013 (File No. 001-35975))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to Form 10-Q filed on August 7, 2013 (File No. 001-35975))
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
4.2	Registration Rights Agreement, dated as of December 31, 2009, by and between AC Holdco Inc. and the Class A Holders, the Ripplewood Investors, the Thorne Investors and the other investors named therein (incorporated by reference to Exhibit 4.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.1	Amended and Restated In-Flight Connectivity Services Agreement, dated as of April 7, 2011, between Delta Air Lines, Inc. and Aircell LLC (incorporated by reference to Exhibit 10.1.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.2	Amendment No. 1 to the Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 27, 2011, between Delta Air Lines Inc. and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.3	International In-Flight Connectivity Services Agreement, dated March 20, 2013, between Delta Air Lines Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.4	Third Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 13, 2012, between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.5	Amendment No. 1 to the Third Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 13, 2012, between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.6	In-Flight Connectivity Services Agreement, dated as of September 14, 2012, between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.7	Development, Test, and Deployment Products Standard Terms and Conditions, dated as of September 26, 2007, by and between QUALCOMM Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.13 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.8	Master Supply and Services Agreement, dated as of August 17, 2011, by and between ZTE USA, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.17 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.9	Amendment No. 1 to the Master Supply and Services Agreement, dated as of January 1, 2013, by and between ZTE USA, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.18 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.10	Iridium Global Service Provider Agreement, dated as of July 23, 2002, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.19 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.11	Letter Amendment to the Iridium Global Service Provider Agreement, dated July 30, 2002, between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.20 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.12	Iridium Value Added Manufacturer Agreement, dated as of January 20, 2003, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.21 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.13	Iridium Global Value Added Reseller Agreement, dated as of March 31, 2005, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.22 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.14	Amendment to the Iridium Global Value Added Reseller Agreement, dated December 23, 2005, by and between Iridium Satellite LLC and Aircell, Inc. (incorporated by reference to Exhibit 10.1.23 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.15	Global Xpress Subscription Services Agreement, dated as of December 18, 2012, by and between Inmarsat S.A. and Gogo LLC (incorporated by reference to Exhibit 10.1.24 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.16	Master Service Agreement, dated as of April 25, 2008, by and between Intelsat Corporation and Aircell LLC (incorporated by reference to Exhibit 10.1.25 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.17	Amendment No. 1 to the Master Services Agreements, dated as of November 14, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.26 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.18	Intelsat Transponder Service Order No. 25426, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.27 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.19	Intelsat Transponder Service Order No. 25439, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.28 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.20	Intelsat Transponder Service Order No. 25541, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.29 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.21	Intelsat Transponder Service Order No. 25550, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.30 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.22	Intelsat Transponder Service Order No. 25438, dated August 21, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.31 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.23	Intelsat Transponder Service Order No. 26078, dated March 12, 2013, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.32 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.24	IntelsatONE Network Broadband Service Order No. 25811, dated November 20, 2012, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.33 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.25	Amendment No. 1 to the IntelsatONE Network Broadband Service Order No. 25811, dated April 29, 2013, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.34 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.26	Master Services Agreement, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.35 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.27	Amendment No. 1 to the Master Services Agreements, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.36 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.28	Service Order, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.37 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.29	Service Order, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.38 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.30	Service Order, dated as of August 17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.39 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.31	Product Manufacturing and Purchase Agreement, dated as of May 8, 2012, by and between AeroSat Avionics LLC and Gogo LLC (incorporated by reference to Exhibit 10.1.40 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.32	Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.41 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.33	Single Licensee Software Escrow Agreement, dated as of February 2, 2013, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.42 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.34	Amendment No. 1 to the Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.43 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.35	Amendment No. 2 to the Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.44 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.1.36	Intelsat Transponder Service Order No. 26546, dated December 17, 2013, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.45 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.1.37	Intelsat Transponder Service Order No. 26622, dated December 17, 2013, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.46 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.1.38	Intelsat Transponder Service Order No. 26516, dated October 25, 2013, by and between Intelsat Corporation and Gogo LLC (incorporated by reference to Exhibit 10.1.47 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.1.39	Amendment No. 1 to the Product Manufacturing and Purchase Agreement, dated as of August 2, 2013, by and between AeroSat Avionics LLC and Gogo LLC (incorporated by reference to Exhibit 10.1.48 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.1.40	Service Order, dated as of May 8, 2013, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.49 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.1.41	Amendment No. 1 to the International In-Flight Connectivity Services Agreement, dated February 25, 2014, between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.50 to Form 10-Q filed on May 12, 2014 (File No. 001-35975))
10.1.42	Amendment No. 2 to the Amended and Restated In-Flight Connectivity Services Agreement, dated February 25, 2014, between Delta Air Lines, Inc. and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.51 to Form 10-Q filed on May 12, 2014 (File No. 001-35975))
10.1.43	Amendment Two to Third Amended and Restated In-Flight Connectivity Services Agreement, dated May 30, 2014, between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.52 to Form 10-Q filed on August 8, 2014 (File No. 001-35975))
10.1.44	Amended and Restated Manufacturing Services and Product Supply Agreement, dated May 19, 2014 between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.53 to Form 10-Q filed on August 8, 2014 (File No. 001-35975))
10.2.1 #	Employment Agreement by and between Aircell Holdings Inc., Aircell LLC and Michael J. Small, effective as of July 29, 2010 (incorporated by reference to Exhibit 10.2.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.2 #	Employment Agreement by and between Aircell LLC and Norman Smagley, effective as of September 1, 2010 (incorporated by reference to Exhibit 10.2.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.3 #	Employment Agreement by and between Aircell LLC and Ash ElDifrawi, effective as of October 25, 2010 (incorporated by reference to Exhibit 10.2.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.4 #	Employment Agreement by and between Aircell LLC and John Wade, effective November 10, 2008 (incorporated by reference to Exhibit 10.2.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.5 #	Amendment No. 1 to the Employment Agreement by and between Aircell LLC and John Wade, effective January 31, 2009 (incorporated by reference to Exhibit 10.2.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.6 #	Employment Agreement by and between Aircell Inc. and Anand Chari, effective July 12, 2006 (incorporated by reference to Exhibit 10.2.6 to Amendment No. 2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.7 #	Amendment No. 1 to the Employment Agreement by and between Aircell Inc. and Anand Chari, effective January 1, 2009 (incorporated by reference to Exhibit 10.2.7 to Amendment No. 2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.8 #	Change in Control Severance Agreement dated March 6, 2013, between Gogo Inc. and Michael J. Small (incorporated by reference to Exhibit 10.2.9 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.2.9 #	Form of Change in Control Severance Agreement, for officers other than Michael J. Small (incorporated by reference to Exhibit 10.2.10 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.3.1 #	Aircell Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.3.2 #	Amendment No. 1 to the Aircell Holdings Inc. Stock Option Plan, effective as of June 2, 2010 (incorporated by reference to Exhibit 10.3.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.3.3 #	Amendment No. 2 to the Aircell Holdings Inc. Stock Option Plan, dated December 14, 2011(incorporated by reference to Exhibit 10.3.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.3.4 #	Amendment No. 3 to the Aircell Holdings Inc. Stock Option Plan, effective as of May 31, 2013 (incorporated by reference to Exhibit 10.3.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.3.5 #	Form of Stock Option Agreement for Aircell Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.3.6 #	Form of Stock Option Agreement for Aircell Holdings Inc. Stock Option Plan (for June 2013 grants) (incorporated by reference to Exhibit 10.3.6 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.4.1 #	Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.4.2 #	Form of Stock Option Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.4.3 #	Form of Restricted Stock Unit Agreement for Gogo Inc. Omnibus Incentive Plan
10.4.4 #	Form of Restricted Stock Agreement for Gogo Inc. Omnibus Incentive Plan
10.5 #	Gogo Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.6 #	Gogo Inc. Section 409A Specified Employee Policy (incorporated by reference to Exhibit 10.7 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.7.1 #	Form of Indemnification Agreement entered into between Gogo Inc. and each of its Directors (incorporated by reference to Exhibit 10.8.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.7.2 #	Form of Indemnification Agreement entered into between Gogo Inc. and each of its Officers (incorporated by reference to Exhibit 10.8.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.8.1	Credit Agreement, dated June 21, 2012, between Aircell Business Aviation Services LLC, Gogo LLC and Gogo Intermediate Holdings LLC, as Borrowers, the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.9.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.8.2	Amendment No. 1 to the Credit Agreement, dated April 4, 2013, between Aircell Business Aviation Services LLC, Gogo LLC and Gogo Intermediate Holdings LLC, as Borrowers, the several lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.9.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.8.3	Guarantee and Collateral Agreement, dated June 21, 2012, between Aircell Business Aviation Services LLC, Gogo LLC and Gogo Intermediate Holdings LLC, and Morgan Stanley Senior Funding, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.9.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.8.4	Amendment and Restatement Agreement, dated July 30, 2014, among Gogo Intermediate Holdings LLC, Aircell Business Aviation Services LLC and Gogo LLC, as Borrowers, the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.9.4 to Form 8-K filed on August 1, 2014 (File No. 001-35975))
10.9.1 #	Director Compensation Policy, adopted July 24, 2013 (incorporated by reference to Exhibit 10.10.1 to Form 10-Q filed on November 12, 2013 (File No. 001-35975))
10.9.2 #	Form of Director Deferred Share Unit Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.9.3 #	Form of Director Stock Option Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
#	Indicates management contract or compensatory plan or arrangement