Form 10-Q
period 2015-03-31
Gogo Inc.
filed 2015-05-07
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, 85,610,560 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$400,056	$211,236
Accounts receivable, net of allowances of $584 and $774, respectively	42,233	48,509
Inventories	24,124	21,913
Prepaid expenses and other current assets	12,615	13,236

Total current assets	479,028	294,894

Non-current assets:
Property and equipment, net	396,001	363,108
Intangible assets, net	79,222	78,464
Goodwill	620	620
Long-term restricted cash	7,874	7,874
Debt issuance costs	18,008	11,296
Other non-current assets	9,405	11,384

Total non-current assets	511,130	472,746

Total assets	$990,158	$767,640

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$21,856	$41,026
Accrued liabilities	57,418	52,894
Accrued airline revenue share	13,227	13,273
Deferred revenue	29,895	20,181
Deferred airborne lease incentives	16,090	13,767
Current portion of long-term debt and capital leases	9,799	10,345

Total current liabilities	148,285	151,486

Non-current liabilities:
Long-term debt	562,715	301,922
Deferred airborne lease incentives	91,720	83,794
Deferred tax liabilities	6,805	6,598
Other non-current liabilities	40,870	26,082

Total non-current liabilities	702,110	418,396

Total liabilities	850,395	569,882

Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2015 and December 31, 2014; 85,745,391 and 85,483,300 shares issued at March 31, 2015 and December 31, 2014, respectively; and 85,562,865 and 85,300,774 shares outstanding at March 31, 2015 and December 31, 2014, respectively	9	9
Additional paid-in-capital	846,950	884,205
Accumulated other comprehensive loss	(1,848)	(1,200)
Accumulated deficit	(705,348)	(685,256)

Total stockholders’ equity	139,763	197,758

Total liabilities and stockholders’ equity	$990,158	$767,640

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Revenue:
Service revenue	$95,406	$72,291
Equipment revenue	20,105	23,403

Total revenue	115,511	95,694

Operating expenses:
Cost of service revenue (exclusive of items shown below)	45,547	39,628
Cost of equipment revenue (exclusive of items shown below)	9,458	9,986
Engineering, design and development	17,085	14,099
Sales and marketing	10,241	8,042
General and administrative	24,193	17,572
Depreciation and amortization	18,777	15,687

Total operating expenses	125,301	105,014

Operating loss	(9,790)	(9,320)

Other (income) expense:
Interest income	(5)	(15)
Interest expense	10,095	7,248
Other (income) expense	(82)	40

Total other expense	10,008	7,273

Loss before incomes taxes	(19,798)	(16,593)
Income tax provision	294	273

Net loss	$(20,092)	$(16,866)

Net loss attributable to common stock per share—basic and diluted	$(0.24)	$(0.20)

Weighted average number of shares—basic and diluted	83,126	84,995

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended March 31,
	2015	2014

Net loss	$(20,092)	$(16,866)
Currency translation adjustments, net of tax	(648)	(242)

Comprehensive loss	$(20,740)	$(17,108)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(20,092)	$(16,866)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	18,777	15,687
Loss on asset disposals/abandonments	760	186
Deferred income taxes	207	207
Stock compensation expense	3,085	1,604
Amortization of deferred financing costs	784	836
Accretion of debt discount	972	—
Changes in operating assets and liabilities:
Accounts receivable	6,002	(3,979)
Inventories	(2,211)	1,953
Prepaid expenses and other current assets	585	(1,980)
Accounts payable	(10,176)	(2,475)
Accrued liabilities	1,290	(8,469)
Accrued airline revenue share	(44)	11
Deferred airborne lease incentives	8,670	5,566
Deferred revenue	10,216	1,163
Deferred rent	14,800	(15)
Other non-current assets and liabilities	(19)	(238)

Net cash provided by (used in) operating activities	33,606	(6,809)

Investing activities:
Purchases of property and equipment	(52,610)	(31,907)
Acquisition of intangible assets—capitalized software	(4,253)	(4,188)
Decrease (increase) in restricted cash	19	(2,499)

Net cash used in investing activities	(56,844)	(38,594)

Financing activities:
Proceeds from the issuance of convertible notes	361,940	—
Forward transactions	(140,000)	—
Payment of issuance costs	(9,492)	—
Payment of debt, including capital leases	(3,133)	(2,003)
Stock option exercises	2,554	626

Net cash provided by (used in) financing activities	211,869	(1,377)

Effect of exchange rate changes on cash	189	10

Increase (decrease) in cash and cash equivalents	188,820	(46,770)
Cash and cash equivalents at beginning of period	211,236	266,342

Cash and cash equivalents at end of period	$400,056	$219,572

Supplemental Cash Flow Information:
Cash paid for interest	$8,017	$6,811
Cash paid for taxes	38	25

Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$23,330	$13,565
Purchases of property and equipment paid by commercial airlines	1,915	495
Purchases of property and equipment under capital leases	18	1,807
Acquisition of intangible assets in current liabilities	1,555	2,269
Asset retirement obligation incurred	204	973
Financing costs included in current liabilities	865	—

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Business - Gogo Inc. (“we”, “us”, “our”) is a holding company, which through its operating subsidiaries is a provider of in-flight connectivity and wireless in-cabin digital entertainment solutions. We operate through the following three segments: Commercial Aviation North America or “CA-NA”, Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”. Services provided by our CA-NA and CA-ROW businesses include Gogo Connectivity, which allows passengers to connect to the internet from their personal Wi-Fi-enabled devices, Gogo Vision, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices, and other service revenue, which include a broad range of customizable, targeted content, advertising and e-commerce services. Services are provided by the CA-NA business on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which is in the start-up phase as we launched commercial international service in March 2014, provides service on commercial aircraft operated by foreign-based commercial airlines and international flights of North American based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service is provided. Our BA business provides in-flight internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service which utilizes our ATG network and spectrum, Gogo Vision, and satellite-based voice and data services through our strategic alliances with satellite companies.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities Exchange Commission (“SEC”) on February 27, 2015 (the “2014 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normally recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

We have one class of common stock outstanding as of March 31, 2015 and December 31, 2014.

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

Reclassifications - In order to conform to the current year presentation, certain amounts in our 2014 unaudited condensed consolidated statements of cash flows have been reclassified. Specifically, deferred rent of ($15) for the three month period ended March 31, 2014 has been presented separately from accrued liabilities in our unaudited condensed consolidated statements of cash flows.

2.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). This pronouncement outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As originally proposed, this guidance was effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In April 2015, the FASB voted to propose to defer the effective date by one year, to annual reporting periods beginning on or after December 15,

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

2017, including interim periods within that reporting period. The FASB also voted to permit early adoption of the guidance, but no earlier than the original effective date. We will adopt this guidance as of January 1, 2018. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This pronouncement provides additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and requires that management perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. We will adopt this guidance as of January 1, 2017. We do not anticipate that the adoption of this guidance will result in additional disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheets as a direct deduction from the carrying amount of the related debt liability. The new requirement is effective for fiscal years beginning on or after December 15, 2015, and for interim periods within those fiscal years. Retrospective presentation is required for all comparable periods presented. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

3.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted-average number of common shares outstanding for the period. The shares repurchased associated with the Forward Transactions (as defined and described in Note 8, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Additionally, the calculation of weighted average shares outstanding as of March 31, 2015 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three month periods ended March 31, 2015 and 2014, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2015 and 2014; however, because of the undistributed losses the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2015 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2015	2014

Net loss	$(20,092)	(16,866)
Less: Participation rights of the Forward Transactions	—	—

Undistributed losses	$(20,092)	$(16,866)

Weighted-average common shares outstanding-basic and diluted	83,126	84,995

Net loss attributable to common stock per share-basic and diluted	$(0.24)	$(0.20)

4.	Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Inventories as of March 31, 2015 and December 31, 2014, all of which were included within the BA segment, were as follows (in thousands):

	March 31, 2015	December 31, 2014

Work-in-process component parts	$18,190	$16,578
Finished goods	5,934	5,335

Total inventory	$24,124	$21,913

5.	Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014

Tenant improvement allowance receivables	$2,279	$5,406
Deposits and prepayments on satellite services	2,668	972
Restricted cash	25	45
Other	7,643	6,813

Total prepaid expenses and other current assets	$12,615	$13,236

Property and equipment as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014

Office equipment, furniture, fixtures and other	$38,132	$32,289
Leasehold improvements	40,427	31,031
Airborne equipment	350,783	319,835
Network equipment	147,279	146,795

	576,621	529,950
Accumulated depreciation	(180,620)	(166,842)

Property and equipment, net	$396,001	$363,108

Other non-current assets as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014

Canadian ATG license payments (1)	$2,197	$2,417
Deposits on satellite and other airborne equipment	6,084	5,689
Deposits on furniture and fixtures	—	2,335
Other	1,124	943

Total other non-current assets	$9,405	$11,384

(1)	See Note 17, “Canadian ATG Spectrum License” for further information.

Accrued liabilities as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014

Employee compensation and benefits	$10,209	$13,211
Airborne equipment and installation costs	12,427	9,548
Airborne partner related accrued liabilities	8,966	7,718
Deferred rent	4,050	3,637
Other	21,766	18,780

Total accrued liabilities	$57,418	$52,894

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other non-current liabilities as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014

Deferred rent	$28,772	$14,390
Asset retirement obligations	6,459	6,153
Capital leases	3,396	3,813
Deferred revenue	1,243	741
Other	1,000	985

Total other non-current liabilities	$40,870	$26,082

6.	Intangible Assets

Our intangible assets are comprised of both indefinite and finite-lived intangible assets. Intangible assets with indefinite lives and goodwill are not amortized, but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of our indefinite-lived intangible assets and goodwill during the fourth quarter of each fiscal year. We reevaluate the useful life of the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The results of our annual indefinite-lived intangible assets and goodwill impairment assessments in the fourth quarter of 2014 indicated no impairment.

As of March 31, 2015 and December 31, 2014, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of March 31, 2015 and December 31, 2014 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in years)	As of March 31, 2015			As of December 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:

Software	2.6	$77,237	$(38,136)	$39,101	$72,940	$(35,075)	$37,865
Trademark/trade name	3.1	3,072	(2,940)	132	3,072	(2,929)	143
Aircell Axxess technology		4,129	(4,129)	—	4,129	(4,103)	26
OEM and dealer relationships	1.8	6,724	(5,490)	1,234	6,724	(5,322)	1,402
Service customer relationship	5.1	8,081	(2,998)	5,083	8,081	(2,747)	5,334
Other intangible assets	6.2	1,500	(111)	1,389	1,500	(89)	1,411

Total amortized intangible assets		100,743	(53,804)	46,939	96,446	(50,265)	46,181

Unamortized intangible assets:

FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$133,026	$(53,804)	$79,222	$128,729	$(50,265)	$78,464

Amortization expense was $3.5 million and $2.6 million for the three month periods ended March 31, 2015 and 2014, respectively.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Amortization Expense

2015 (period from April 1 to December 31)	$12,600
2016	$16,326
2017	$10,775
2018	$3,640
2019	$2,470
Thereafter	$1,128

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

7.	Warranties

Our BA segment provides warranties on parts and labor for our systems. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery, and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheet. Our warranty reserve balance was $1.5 million and $1.1 million as of March 31, 2015 and December 31, 2014, respectively.

8.	Long-Term Debt and Other Liabilities

Long-term debt as of March 31, 2015 and December 31, 2014 was as follows (in thousands):

	March 31, 2015	December 31, 2014

Amended and Restated Senior Term Facility	$306,702	$309,244
Convertible Notes	262,945	—
Alaska Facility	882	1,008

Total debt	570,529	310,252
Less current portion of long-term debt	(7,814)	(8,330)

Total long-term debt	$562,715	$301,922

Convertible Notes – On March 3, 2015, we issued $340.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (the “Convertible Notes”) in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. We granted an option to the initial purchasers to purchase up to an additional $60.0 million aggregate principal amount of Convertible Notes to cover over-allotments, of which $21.9 million was subsequently exercised during March 2015, resulting in a total issuance of $361.9 million aggregate principal amount of Convertible Notes. We expect to use the net proceeds from the Convertible Notes, after giving effect of the Forward Transactions (as defined below), for working capital and other general corporate purposes, including potential costs associated with developing and launching our next-generation technology solutions and the acquisition of additional spectrum should it become available. The Convertible Notes mature on March 1, 2020 unless earlier repurchased or converted into shares of our common stock under certain circumstances described below. Upon maturity, we have the option to settle our obligation through cash, shares of common stock, or a combination of cash and shares of common stock. We pay interest on the Convertible Notes semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2015.

The $361.9 million of proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt (the liability component) at $261.9 million, and additional paid-in-capital, (the equity component) at $100.0 million, within the unaudited condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the Convertible Notes, which will result in additional non-cash interest expense being recognized within the unaudited condensed consolidated statements of

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

operations through the Convertible Notes maturity date (see Note 9, “Interest Costs” for additional information). The effective interest rate on the Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5% for the three month period ended March 31, 2015. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2015, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $99.0 million, and the net carrying amount of the liability component was $262.9 million, which was recorded as long-term debt within the unaudited condensed consolidated balance sheet.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes during the three month period ended March 31, 2015. Of the $10.4 million of issuance costs incurred, $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on the unaudited condensed consolidated balance sheet is being amortized over the contractual term of the Convertible Notes using the effective interest method. See Note 9, “Interest Costs” for additional information.

The Convertible Notes had an initial conversion rate of 41.9274 common shares per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $23.85 per share of our common stock. Upon conversion, we currently expect to deliver cash up to the principal amount of the Convertible Notes then outstanding. With respect to any conversion value in excess of the principal amount, we currently expect to deliver shares of our common stock, unless we elect to deliver cash in lieu of all or a portion of such shares. The shares of common stock subject to conversion are excluded from diluted earnings per share calculations under the if-converted method as their impact is anti-dilutive.

Holders may convert notes, at their option, in multiples of $1,000 principal amount at any time prior to December 1, 2019, but only in the following circumstances:

•	during any fiscal quarter beginning after the fiscal quarter ending June 30, 2015, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Convertible Notes on each applicable trading day;

•	during the five business day period following any five consecutive trading day period in which the trading price for the Convertible Notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or

•	upon the occurrence of specified corporate events.

Regardless of whether any of the foregoing circumstances occurs, holders may convert their Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

In addition, if we undergo a fundamental change (as defined in the indenture governing the Convertible Notes), holders may, subject to certain conditions, require us to repurchase their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event in certain circumstances.

In connection with the issuance of the Convertible Notes, we paid approximately $140 million to enter into prepaid forward stock repurchase transactions (the “Forward Transactions”) with certain financial institutions, (the “Forward Counterparties”), pursuant to which we purchased approximately 7.2 million shares of common stock for settlement on or around the March 1, 2020 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. As a result of the Forward Transactions, total shareholders’ equity within our unaudited condensed consolidated balance sheet was reduced by approximately $140 million during the three month period ended March 31, 2015. Approximately 7.2 million shares of common stock that will be effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

Senior Debt – On July 30, 2014, Gogo Intermediate Holdings LLC, Gogo Business Aviation LLC, f/k/a Aircell Business Aviation Services LLC (“GBA”), and Gogo LLC, as borrowers (the “Borrowers”), entered into an Amendment and Restatement Agreement (the “Amendment”) to the Credit Agreement dated as of June 21, 2012 and amended on April 4, 2013 (the “Amended Senior Term Facility”) among the Borrowers, the lenders named therein,

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We refer to the Amendment and the Amended Senior Term Facility collectively as the “Amended and Restated Senior Term Facility.”

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”). Pursuant to the Amendment, we borrowed an aggregate additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). As of March 31, 2015 and December 31, 2014, we had $306.7 million and $309.2 million, respectively, outstanding under the Amended and Restated Senior Term Facility.

As of March 31, 2015, we were in compliance with the covenants, cash balance, reporting and notice requirements of the Amended and Restated Senior Term Facility and no event of default had occurred.

The maturity date of the Amended and Restated Senior Term Facility is March 21, 2018. Principal payments of $1.7 million are due on the last day of each calendar quarter through December 31, 2017, with the remaining unpaid principal amount due and payable at maturity.

The interest rates applicable to the Tranche B-1 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of March 31, 2015, all loans were outstanding as three month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We pay customary fees in respect of the Amended and Restated Senior Term Facility.

The Tranche B-2 Loans are secured by the same collateral and guaranteed by the same guarantors as the Tranche B-1 Loans. The call premiums, mandatory prepayments, covenants, events of default and other terms applicable to the Tranche B-2 Loans are also generally the same as the corresponding terms applicable to the Tranche B-1 Loans under the Amended and Restated Senior Term Facility.

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which have been accounted for as deferred financing costs. The $4.1 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the amendments in April 2013 and July 2014 and were expensed to interest expense. Total amortization expense of the deferred financing costs was $0.7 million and $0.8 million for the three month periods ended March 31, 2015 and 2014, respectively. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2015 and December 31, 2014, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $10.6 million and $11.3 million, respectively, which was included as a separate line in our consolidated balance sheets.

Principal payments under the Amended and Restated Senior Term Facility for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,	Credit Facility

2015 (period from April 1 to December 31)	$5,199
2016	$6,932
2017	$6,932
2018	$287,639
Thereafter	$—

The credit agreement executed in connection with our Amended and Restated Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of GBA only. This calculation is made at the end of each fiscal year, with any required payments due no later than the 95th day following the end of

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

the applicable fiscal year, and is based on GBA’s debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates triggers the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our consolidated balance sheet. We had no such mandatory prepayment classified as a current liability as of March 31, 2015. As of December 31, 2014, we calculated a mandatory prepayment of approximately $0.9 million, which was paid in March 2015.

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

Alaska Financing - On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. (“Alaska Airlines”) to finance the construction of ATG network sites in Alaska. The Alaska Facility has a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. As of March 31, 2015 and December 31, 2014, we had $0.9 million and $1.0 million, respectively, outstanding under the Alaska Facility. The entire $0.9 million outstanding balance as of March 31, 2015 is included in the current portion of long-term debt and capital leases in our unaudited condensed consolidated balance sheet as we paid in full and terminated the Alaska Facility in April 2015.

Pursuant to our equipment and revenue agreement with Alaska Airlines, the share of service revenue (“revenue share”) we pay Alaska Airlines increases as long as any amounts are outstanding under the Alaska Facility. Alaska Airlines revenue share increases by 300 basis points for service revenue generated on flights that use the ATG network in Alaska, until the principal and all accrued interest is paid in full. This incremental revenue share was less than $0.1 million for the three month periods ended March 31, 2015 and 2014 and is included in our unaudited condensed consolidated statements of operations as part of our interest expense.

Letters of Credit - We maintain several letters of credit totaling $7.9 million and $7.9 million as of March 31, 2015 and December 31, 2014, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Itasca, Illinois; Bensenville, Illinois; and Broomfield, Colorado; and our future office location in Chicago, Illinois.

9.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three month periods ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014

Interest costs charged to expense	$8,339	$6,412
Amortization of deferred financing costs	784	836
Accretion of debt discount	972	—

Interest expense	10,095	7,248
Interest costs capitalized to property and equipment	66	223
Interest costs capitalized to software	304	326

Total interest costs	$10,465	$7,797

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

10.	Leases

Arrangements with Commercial Airlines — Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo® service to passengers on the aircraft. Depending on the agreement, we may be responsible for the costs of installing and deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second, more prevalent type of connectivity agreement some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions where legal title transfers are not deemed to be sales transactions for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 5, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $3.9 million and $2.6 million for the three month periods ended March 31, 2015 and 2014, respectively, as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of March 31, 2015, deferred airborne lease incentives of $16.1 million and $91.7 million are included in current and non-current liabilities, respectively, in our unaudited condensed consolidated balance sheet. As of December 31, 2014, deferred airborne lease incentives of $13.8 million and $83.8 million are included in current and non-current liabilities, respectively, in our condensed consolidated balance sheet.

The revenue share paid to our airline partners represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $10.3 million and $9.9 million for the three month periods ended March 31, 2015 and 2014, respectively.

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

Leases and Cell Site Contracts — We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $4.3 million and $1.6 million for the three month periods ended March 31, 2015 and 2014, respectively. The increase is due to us incurring rent expense for the new Broomfield, CO and Chicago, IL offices beginning in the second half of 2014. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $2.3 million and $2.2 million for the three month periods ended March 31, 2015 and 2014, respectively.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of March 31, 2015, are as follows (in thousands):

Years ending December 31,	Operating Leases

2015 (period from April 1 to December 31)	$16,512
2016	$21,055
2017	$17,694
2018	$15,011
2019	$14,395
Thereafter	$120,600

Equipment Leases – We lease certain computer and network equipment under capital leases, for which interest has been imputed with an annual interest rate of 8.1% to 13.4%. As of March 31, 2015 the computer equipment leases were classified as part of office equipment, furniture, and fixtures and other in our unaudited condensed consolidated balance sheet at a gross cost of $1.3 million. As of March 31, 2015 the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $6.4 million. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of March 31, 2015, are as follows (in thousands):

Years ending December 31,	Capital Leases

2015 (period from April 1 to December 31)	$1,860
2016	2,282
2017	1,687
2018	318
Thereafter	—

Total minimum lease payments	6,147
Less: Amount representing interest	(765)

Present value of net minimum lease payments	$5,382

The $5.4 million present value of net minimum lease payments as of March 31, 2015 has a current portion of $2.0 million included in current portion of long-term debt and capital leases and a non-current portion of $3.4 million included in other non-current liabilities.

11.	Commitments and Contingencies

Contractual Commitments - We have agreements with airborne equipment vendors under which we have remaining commitments to purchase $12.7 million in satellite based systems and development services as of March 31, 2015. Such commitments will become payable as we receive the equipment and are provided the development services.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $25.7 million in 2015 (April through December), $33.4 million in 2016, $31.8 million in 2017, $15.3 million in 2018 and an amount less than $0.1 million in 2019.

Damages and Penalties - Certain of our agreements with our airline partners may require us to incur additional obligations as a result of the occurrence of specified events, some of which may be out of our control. One contract covering the international fleet of one of our airline partners requires us to provide a credit or refund of up to $25 million to our airline partner if a competing airline installs satellite connectivity systems on a certain number of aircraft in its international fleet more quickly than we install our system on the same number of aircraft in our airline partner’s international fleet. The refund or credit will be eliminated in its entirety if we complete full installation of our airline partner’s international fleet by January 1, 2015, which date has been extended by six months as a result of certain excusable delays, and has been and will continue to be reduced proportionately from the maximum amount for every installation that we complete before the competitor achieves the target. The amount of any such refund or credit depends on a number of facts and circumstances, such as the pace at which we install satellite systems on aircraft delivered to us by our airline partner, as well as some that are not under our control, including, but not limited to, the number of installable aircraft made available to us from our airline partner’s international fleet, our

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

competitor’s ability to install an equal or greater quantity of satellite systems on such competing airline’s international fleet and any current or future regulatory delays to the extent they are not excusable delays. Any refund or credit may only be applied toward the purchase of equipment or for a refund of amounts paid by the airline for previously purchased equipment. One contract with another of our airline partners obligates us to pay our airline partner up to $6 million in penalties and installation and other costs if we fail to receive certain regulatory approvals or fail to begin the installation of equipment related to the provision of satellite-based service by specified deadlines.

We have entered into a number of agreements with our airline partners that require us to provide a credit or pay liquidated damages to our airline partners on a per aircraft, per day or per hour basis if we are unable to install our equipment on aircraft by specified timelines or fail to comply with service level commitments. The maximum amount of future credits or payments we could be required to make under these agreements is uncertain because the amount of future credits or payments is based on certain variable inputs.

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

Berkson Litigation - On February 25, 2014, Adam Berkson filed suit against us in the United States District Court for the Eastern District of New York, on behalf of putative classes of national purchasers and a subclass of New York purchasers of our connectivity service, alleging claims that we violated New York and other consumer protection laws, as well as an implied covenant of good faith and fair dealing, by misleading consumers about recurring charges for our service. The suit seeks unspecified damages. We have not accrued any liability related to this matter due to the early stage of the litigation and the difficulty of predicting the outcome. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Convertible Notes, Amended and Restated Senior Term Facility and the Alaska Facility (each as defined in Note 8, “Long-Term Debt and Other Liabilities”), all of which are reflected on the consolidated balance sheet at cost. The fair value of the Convertible Notes approximated the carrying value of $262.9 million as of March 31, 2015, as the debt was issued in March 2015. Based on market conditions, the fair value of the Amended and Restated Senior Term Facility was approximately $336 million and $339 million as of March 31, 2015 and December 31, 2014,

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

respectively, with a carrying value of $306.7 million and $309.2 million as of March 31, 2015 and December 31, 2014, respectively. Based on market conditions, the fair value of the Alaska Facility approximated its carrying value of $0.9 million and $1.0 million as of March 31, 2015 and December 31, 2014, respectively. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market including interest rates on recent financings by entities with credit profiles similar to ours. We estimated the fair values of the Amended and Restated Senior Term Facility and the Alaska Facility by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at March 31, 2015 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Amended and Restated Senior Term Facility and the Alaska Facility.

13.	Income Tax

The effective income tax rates for the three month periods ended March 31, 2015 and 2014 were (1.5%) and (1.6%), respectively. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three month periods ended March 31, 2015 and 2014 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

We are subject to taxation in the United States, Canada, Switzerland, Japan, Singapore, Mexico and various states. With few exceptions, as of March 31, 2015, we are no longer subject to U.S. federal, state, foreign or local examinations by tax authorities for years prior to 2011.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three month period ended March 31, 2015. As of March 31, 2015, we did not have a liability recorded for interest or potential penalties.

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

BA Segment: Our BA business provides equipment for in-flight connectivity along with voice and data services to the business aviation market. BA services include Gogo Biz, our in-flight broadband service that utilizes both our ATG network and our ATG spectrum, Gogo Vision, and satellite-based voice and data services through strategic alliances with satellite companies. Customers include business aircraft manufacturers, owners, and operators, as well as government and military entities.

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies”. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. We currently do not generate a material amount of foreign revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. We do not disclose assets outside of the United States as we do not believe

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

these assets are material as of March 31, 2015 and December 31, 2014. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

Management evaluates performance and allocates resources to each segment based on segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, certain non-cash charges (including amortization of deferred airborne lease incentives and stock compensation expense) and other income (expense). Segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment profit (loss) should not be considered in isolation or as a substitute for net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended March 31, 2015
	CA-NA	CA-ROW	BA	Total

Service revenue	$72,178	$1,410	$21,818	$95,406
Equipment revenue	356	—	19,749	20,105

Total revenue	$72,534	$1,410	$41,567	$115,511

Segment profit (loss)	$9,616	$(18,276)	$16,806	$8,146

	For the Three Months Ended March 31, 2014
	CA-NA	CA-ROW	BA	Total

Service revenue	$56,435	$63	$15,793	$72,291
Equipment revenue	633	—	22,770	23,403

Total revenue	$57,068	$63	$38,563	$95,694

Segment profit (loss)	$5,804	$(16,893)	$16,463	$5,374

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014

CA-NA segment profit	$9,616	$5,804
CA-ROW segment loss	(18,276)	(16,893)
BA segment profit	16,806	16,463

Total segment profit	8,146	5,374
Interest income	5	15
Interest expense	(10,095)	(7,248)
Depreciation and amortization	(18,777)	(15,687)
Amortization of deferred airborne lease incentives (1)	3,926	2,597
Stock compensation expense	(3,085)	(1,604)
Other income (expense)	82	(40)

Loss before income taxes	$(19,798)	$(16,593)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 10, “Leases” for further information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Major Customers and Airline Partnerships — During the three month periods ended March 31, 2015 and 2014, no customer accounted for more than 10% of our consolidated revenue. One airline partner for the CA-ROW segment accounted for approximately 17% and 18% of consolidated accounts receivable as of March 31, 2015 and December 31, 2014, respectively.

Revenue from passengers using the Gogo service while flying on aircraft by two of our airline partners accounted for approximately 41% and 39% of consolidated revenue for the three month periods ended March 31, 2015 and 2014, respectively.

15.	Employee Retirement and Postretirement Benefits

Share-Based Compensation — We have two share-based employee compensation plans as of March 31, 2015. See Note 11, “Share-Based Compensation,” in our 2014 10-K for further information regarding these plans. For the three month period ended March 31, 2015, options to purchase 104,045 shares of common stock were granted, options to purchase 87,370 shares of common stock were forfeited, options to purchase 11,924 shares of common stock expired, and options to purchase 241,586 shares of common stock were exercised.

For the three month period ended March 31, 2015, 34,148 restricted share units (“RSUs”) were granted, 4,728 RSUs vested and 20,930 RSUs expired.

For the three month period ended March 31, 2015, 8,389 deferred share units (“DSUs”) were granted.

For the three month period ended March 31, 2015, 4,171 shares of restricted stock were granted, which vest in equal annual increments over a four-year period. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

The employee stock purchase plan (the “ESPP”) allows eligible employees to purchase our common stock through payroll deductions at a price equal to 90% of the lower of the fair market value of the stock as of the beginning or the end of three-month offering periods. Under the ESPP, 424,594 shares were reserved for issuance. The three month period ended March 31, 2015 reflects the issuance of 16,789 shares of common stock under the ESPP. The ESPP commenced in the third quarter of 2014.

Share-based compensation totaled $3.1 million and $1.6 million for the three month periods ended March 31, 2015 and 2014, respectively.

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.0 million and $0.6 million for the three month periods ended March 31, 2015 and 2014, respectively.

16.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $9.9 million and $8.4 million for the three month periods ended March 31, 2015 and 2014, respectively. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

As the License Agreement is for our exclusive use of a license, which is considered a right to use an intangible asset and thus not property, plant, or equipment, the agreement is not considered a lease for accounting purposes. As such, we recorded the SkySurf one-time payment as an asset in our unaudited condensed consolidated balance sheet at the time of payment. As of March 31, 2015, the one-time payment had balances of $0.1 million included in prepaid expenses and other current assets and $2.2 million included in other non-current assets, respectively, in our unaudited condensed consolidated balance sheet. The one-time payment is being amortized on a straight-line basis over the estimated term of the agreement of 25 years, which includes estimated renewal periods.

Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Canadian ATG Spectrum Amortization

2015 (period from April 1 to December 31)	$79
2016	$103
2017	$103
2018	$103
2019	$103
Thereafter	$1,811

Amortization expense totaled less than $0.1 million during the three month periods ended March 31, 2015 and 2014, respectively.

The monthly payments are expensed as incurred and totaled approximately $0.3 million and $0.2 million during the three month periods ended March 31, 2015 and 2014, respectively.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our business outlook, industry, business strategy, plans, goals and expectations concerning our market position, international expansion, future technologies, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Quarterly Report on Form 10-Q.

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners or renew any existing agreements upon expiration or termination;

•	any inability to timely and efficiently roll out our 2Ku service or other components of the technology roadmap for any reason, including regulatory delays, or the failure by our airline partners to roll out equipment upgrades, new services or adopt new technologies in order to support increased network capacity demands;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to develop network capacity sufficient to accommodate current and expected growth in passenger demand;

•	unfavorable economic conditions in the airline industry and/or the economy as a whole;

•	our ability to expand our international or domestic operations, including our ability to grow our business with current and potential future airline partners;

•	an inability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price, service performance and line-fit availability;

•	our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers;

•	our ability to successfully develop and monetize new products and services such as Gogo Vision and Gogo Text & Talk, including those that were recently released, are currently being offered on a limited or trial basis, or are in various stages of development;

•	our ability to deliver products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the effects, if any, on our business of past or future airline mergers, including the merger of American Airlines and U.S. Airways;

•	a revocation of, or reduction in, our right to use licensed spectrum, the availability of other air-to-ground spectrum to a competitor or the repurposing by a competitor of other spectrum for air-to-ground use;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures, material defects or errors in our software or damage to our equipment;

•	the limited operating history of our CA-NA and CA-ROW segments;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•	compliance with U.S. and foreign government regulations and standards, including those related to regulation of the internet, including e-commerce or online video distribution changes, and the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the U.S. and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims;

•	our ability to protect our intellectual property;

•	any negative outcome or effects of pending or future litigation;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry;

•	the attraction and retention of qualified employees including key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with anti-corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control;

•	difficulties in collecting accounts receivable; and

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities Exchange Commission (“SEC”) on February 27, 2015 (the “2014 10-K”).

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

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “Gogo,” and the “Company,” as used in this report, refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms refer only to Gogo Inc. exclusive of its subsidiaries.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2014 10-K and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Services provided by our CA-NA and CA-ROW businesses include Gogo Connectivity, which allows passengers to connect to the internet from their personal Wi-Fi-enabled devices, Gogo Vision, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices, and other service revenue, which include a broad range of customizable, targeted content, advertising and e-commerce services. Services are provided by the CA-NA business on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which is in the start-up phase as we launched commercial international service in March 2014, provides service on commercial aircraft operated by foreign-based commercial airlines and international flights of North American based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service is provided. Our BA business provides in-flight internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service which utilizes our ATG network and spectrum, Gogo Vision, and satellite-based voice and data services through our strategic alliances with satellite companies.

Recent Developments

Convertible Notes – On March 3, 2015, we issued $340.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (the “Convertible Notes”) in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. We granted an option to the initial purchasers to purchase up to an additional $60.0 million aggregate principal amount of Convertible Notes to cover over-allotments, of which $21.9 million was subsequently exercised during March 2015, resulting in a total issuance of $361.9 million aggregate principal amount of Convertible Notes. See Note 8, “Long-Term Debt and Other Liabilities” in our unaudited condensed consolidated financial statements for additional information regarding the Convertible Notes.

In connection with the issuance of the Convertible Notes, we paid approximately $140 million to enter into prepaid forward stock repurchase transactions (the “Forward Transactions”) with certain financial institutions, (the “Forward Counterparties”), pursuant to which we purchased approximately 7.2 million shares of common stock for settlement on or around the March 1, 2020 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. See Note 8, “Long-Term Debt and Other Liabilities” in our unaudited condensed consolidated financial statements for additional information regarding the Forward Transactions.

Delta Air Lines – In May 2015, Delta Air Lines and Gogo entered into a definitive agreement under which Gogo will provide 2Ku service on 250 of Delta’s existing mainline domestic aircraft and at least 25 new international aircraft when they enter Delta’s fleet.

United Airlines – In March 2015, we entered into a definitive agreement with United Airlines pursuant under which our equipment will be installed and our in-flight connectivity and Gogo Vision services will be provided on what we estimate will be approximately 220 United regional jets.

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

Summary Financial Information

Consolidated revenue was $115.5 million and $95.7 million for the three month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the CA-NA segment had 2,200 commercial aircraft online to provide the Gogo service as compared with 2,056 as of March 31, 2014. As of March 31, 2015, the BA segment had 5,353 aircraft online with Iridium satellite communications systems and 2,983 Gogo Biz systems online as compared with 5,236 and 2,250, respectively, as of March 31, 2014. The BA segment became a reseller of Inmarsat SwiftBroadband satellite service in 2013 and had 49 systems online as of March 31, 2015 as compared with 16 systems online as of March 31, 2014. As of March 31, 2015, the CA-ROW segment had 116 commercial aircraft online as compared with five aircraft as of March 31, 2014.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics for the CA-NA and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies and evaluate forward-looking projections.

Commercial Aviation North America

	For the Three Months Ended March 31,
	2015	2014

Aircraft online	2,200	2,056
Average monthly service revenue per aircraft online (ARPA)	$11,194	$9,199
Gross passenger opportunity (GPO) (in thousands)	74,384	71,270
Total average revenue per passenger opportunity (ARPP)	$0.97	$0.79
Total average revenue per session (ARPS)	$11.73	$10.55
Connectivity take rate	7.2%	7.2%

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our ATG network equipment is installed and Gogo service has been made commercially available as of the last day of each period presented.

•	Average monthly service revenue per aircraft online (“ARPA”). We define ARPA as the aggregate service revenue for the period divided by the number of months in the period, divided by the number of aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Gross passenger opportunity (“GPO”). We define GPO as the aggregate number of passengers who board commercial aircraft on which Gogo service has been available during the period presented. When available directly from airline partners, we aggregate actual passenger counts across flights on Gogo-equipped aircraft. When not available directly from our airline partners, we estimate GPO. Estimated GPO is calculated by first estimating the number of flights occurring on each Gogo-equipped aircraft, then multiplying by the number seats on that aircraft, and finally multiplying by a seat factor that is determined from historical information provided to us in arrears by our airline partners. The estimated number of flights are derived from real-time flight information provided to our front-end systems by Air Radio Inc. (ARINC), direct airline feeds, and supplementary third-party data sources. These aircraft-level estimates are then aggregated with actual airline-provided passenger counts to obtain total GPO.

•	Total average revenue per passenger opportunity (“ARPP”). We define ARPP as revenue from Gogo Connectivity, Gogo Vision, and other service revenue for the period, divided by GPO for the period.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Gogo Connectivity, excluding non-session related revenue, divided by the total number of sessions during the period. A session, or a “use” of Gogo Connectivity, is defined as the use by a unique passenger of Gogo Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives or unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was not material.

Business Aviation

	For the Three Months
	Ended March 31,
	2015	2014

Aircraft online
Satellite	5,402	5,252
ATG	2,983	2,250
Average monthly service revenue per aircraft online
Satellite	$169	$160
ATG	2,169	2,006
Units Shipped
Satellite	143	153
ATG	234	241
Average equipment revenue per unit shipped (in thousands)
Satellite	$39	$48
ATG	55	64

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services in operation as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services in operation as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units shipped. We define units shipped as the number of satellite or ATG network equipment units, respectively, shipped during the period.

•	Average equipment revenue per satellite unit shipped. We define average equipment revenue per satellite unit shipped as the aggregate equipment revenue earned from all satellite shipments during the period, divided by the number of satellite units shipped.

•	Average equipment revenue per ATG unit shipped. We define average equipment revenue per ATG unit shipped as the aggregate equipment revenue from all ATG shipments during the period, divided by the number of ATG units shipped.

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of consolidated statements of operations and segment profit (loss) as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 10-K.

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases, which have or are reasonably likely to have a material effect on our results of operations. See Note 10, “Leases” to our unaudited condensed consolidated financial statements for further information.

Critical Accounting Policies and Estimates

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in our 2014 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). This pronouncement outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As originally proposed, this guidance was effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In April 2015, the FASB voted to propose to defer the effective date by one year, to annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period. The FASB also voted to permit early adoption of the guidance, but no earlier than the original effective date. We will adopt this guidance as of January 1, 2018. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This pronouncement provides additional guidance surrounding the disclosure of going concern uncertainties in the financial statements requires that management perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. We will adopt this guidance as of January 1, 2017. We do not anticipate that the adoption of this guidance will result in additional disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheets as a direct deduction from the carrying amount of the related debt liability. The new requirement is effective for fiscal years beginning on or after December 15, 2015, and for interim periods within those fiscal years. Retrospective presentation is required for all comparable periods presented. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months
	Ended March 31,
	2015	2014
Revenue:
Service revenue	$95,406	$72,291
Equipment revenue	20,105	23,403

Total revenue	115,511	95,694

Operating expenses:
Cost of service revenue (exclusive of items shown below)	45,547	39,628
Cost of equipment revenue (exclusive of items shown below)	9,458	9,986
Engineering, design and development	17,085	14,099
Sales and marketing	10,241	8,042
General and administrative	24,193	17,572
Depreciation and amortization	18,777	15,687

Total operating expenses	125,301	105,014

Operating loss	(9,790)	(9,320)

Other (income) expense:
Interest income	(5)	(15)
Interest expense	10,095	7,248
Other (income) expense	(82)	40

Total other expense	10,008	7,273

Loss before incomes taxes	(19,798)	(16,593)
Income tax provision	294	273

Net loss	$(20,092)	$(16,866)

Three Months Ended March 31, 2015 and 2014

Revenue:

Revenue by segment and percent change for the three month periods ended March 31, 2015 and 2014 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2015 over
	2015	2014	2014

Service Revenue:
CA-NA	$72,178	$56,435	27.9%
BA	21,818	15,793	38.1%
CA-ROW	1,410	63	2,138.1%

Total Service Revenue	$95,406	$72,291	32.0%

Equipment Revenue:
CA-NA	$356	$633	(43.8%)
BA	19,749	22,770	(13.3%)
CA-ROW	—	—	na

Total Equipment Revenue	$20,105	$23,403	(14.1%)

Total Revenue:
CA-NA	$72,534	$57,068	27.1%
BA	41,567	38,563	7.8%
CA-ROW	1,410	63	2,138.1%

Total Revenue	$115,511	$95,694	20.7%

Commercial Aviation North America:

CA-NA revenue increased 27.1% to $72.5 million from $57.1 million for the three month periods ended March 31, 2015 and 2014, respectively, primarily due to an increase in connectivity service revenue. Gogo Connectivity sessions totaled 5.4 million in the three month period ended March 31, 2015 as compared with 5.1 million in the prior year period. The increase in CA-NA connectivity service revenue was primarily due to increases in ARPS, which resulted in increases in ARPA and ARPP. ARPS increased to $11.73 for the three month period ended March 31, 2015 as compared with $10.55 for the prior year period due primarily to changes in pricing and product mix. ARPA increased to $11,194 for the three month period ended March 31, 2015 as compared with $9,199 for the prior year period. ARPP increased to $0.97 for the three month period ended March 31, 2015 as compared with $0.79 for the prior year period. GPO increased to 74.4 million for the three month period ended March 31, 2015 as compared with 71.3 million for the prior year period, driven by an increase in aircraft online. The connectivity take rate remained flat at 7.2% for the three month periods ended March 31, 2015 and 2014 as the three months ended March 31, 2014 included a large sponsorship.

CA-NA retail revenue increased to $59.7 million for the three month period ended March 31, 2015 as compared with $51.2 million for the prior year period, due to growth in both individual sessions and subscriptions. Revenue from individual sessions increased to $37.7 million for the three month period ended March 31, 2015 as compared with $29.9 million for the prior year period, and revenue from subscriptions increased to $22.0 million for the three month period ended March 31, 2015 as compared with $21.3 million for the prior year period. These revenue increases were due to price changes and increased passenger adoption of the Gogo service. Our non-retail revenue increased to $5.2 million for the three month period ended March 31, 2015 as compared with $3.0 million for the prior year period primarily due to increases in roaming and wholesale revenue, offset in part by a decrease in sponsorship revenue.

A summary of the components of CA-NA’s service revenue for the three month periods ended March 31, 2015 and 2014 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2015 over
	2015	2014	2014

Gogo Connectivity revenue(1)	$64,897	$54,212	19.7%
Gogo Vision and other service revenue (2)	7,281	2,223	227.5%

Total service revenue	$72,178	$56,435	27.9%

(1)	Includes non-session related revenue of $2.0 million for the three month period ended March 31, 2015.
(2)	Other service revenue includes content filtering, VoIP access for airlines’ flight crews, portal development services, operations-oriented communications services, third-party advertising, e-commerce revenue share arrangements and partner co-branding and reseller arrangements.

The increase in Gogo Vision and other service revenue of 227.5% to $7.3 million for the three month period ended March 31, 2015 as compared with $2.2 million for the prior year period was driven by the commencement of a business-to-business arrangement with one of our airline partners for our Gogo Vision offering (which commenced in the second half of 2014), a second Gogo Vision program that commenced in the first half of 2015 with one of our airline partners, and to a lesser extent, the increase in revenues from partner co-branding and reseller arrangements and operations oriented communications services, offset in part by a decrease in other service revenues.

Business Aviation:

BA revenue increased 7.8% to $41.6 million for the three month period ended March 31, 2015 as compared with $38.6 million for the prior year period, due to an increase in service revenue, partially offset by a decrease in equipment revenue. BA service revenue increased 38.1% to $21.8 million for the three month period ended March 31, 2015 as compared with $15.8 million for the prior year period, primarily due to more customers subscribing to our Gogo Biz (ATG) service as well as price increases implemented during 2014. The number of ATG aircraft online increased 32.6% to 2,983 as of March 31, 2015 as compared with 2,250 as of March 31, 2014.

BA equipment revenue decreased to $19.7 million for the three month period ended March 31, 2015 as compared with $22.8 million for the prior year period due to decreases in ATG and satellite equipment revenues partially offset by an increase in Universal Cabin System equipment revenue. ATG equipment revenue decreased 16.4% to $12.8 million for the three month period ended March 31, 2015, as compared with $15.3 million for the prior year period, due to a product mix shift to lower priced systems and a 2.9% decrease in the overall number of ATG equipment units shipped in the period.

Commercial Aviation Rest of World:

Our CA-ROW segment is in the start-up phase. We generated $1.4 million of service revenue during the three month period ended March 31, 2015 as compared with $0.1 million in the prior year period. Our CA-ROW in-flight connectivity service commenced in March 2014.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three month periods ended March 31, 2015 and 2014 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2015 over
	2015	2014	2014

CA-NA	$31,539	$27,223	15.9%
BA	5,804	4,649	24.8%
CA-ROW	8,204	7,756	5.8%

Total	$45,547	$39,628	14.9%

CA-NA cost of service revenue increased to $31.5 million for the three month period ended March 31, 2015 as compared with $27.2 million for the prior year period, due to an increase in revenue share earned by our airline partners, an increase in content costs related to our Gogo Vision service offerings and an increase in network operations expenses (including network maintenance, backhaul and site leases). The revenue share increase of $1.9 million for the three month period ended March 31, 2015 over the prior year period was primarily driven by the increase in CA-NA service revenue for the current year. We also had increases in billing and transaction related expenses as a result of an increase in the number of Gogo Connectivity sessions. These increases were partially offset by an increase in the amortization of our deferred airborne lease incentives. See Note 10, “Leases” in our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives.

BA cost of service revenue increased to $5.8 million for the three month period ended March 31, 2015 as compared with $4.6 million for the prior year period. The increase in cost of service revenue was primarily due to the year-over-year increase in the number of ATG units online and an increase in the average network utilization per ATG unit online, which resulted in higher ATG network service costs. Our satellite service fees also increased for the three month period ended March 31, 2015 as compared with the prior year period due to an increase in the number of subscribers of our satellite services to 5,353 as of March 31, 2015 from 5,252 as of March 31, 2014 including the higher cost to provide SwiftBroadband service.

CA-ROW cost of service revenue increased to $8.2 million for the three month period ended March 31, 2015 as compared with $7.8 million in the prior year period due to additional satellite service fees and revenue share expense and billing and transaction related expenses as we commenced service in March 2014. These increases were partially offset by the amortization of our deferred airborne lease incentives. See Note 10, “Leases” in our consolidated financial statements for additional information regarding our deferred airborne lease incentives.

We expect cost of service revenue for CA-NA to increase in future periods due to increases in revenue share and transaction expenses as our service revenue continues to increase. We believe that our network related expenses will increase to support the projected increased use and expansion of our network, which will include additional satellite coverage to support and/or supplement service in certain geographical areas. Additionally, we expect our maintenance costs to increase in future periods. However, a significant portion of our ATG network operations costs is relatively fixed in nature and does not fluctuate directly with revenue. As such, we expect total cost of service revenue in CA-NA to decline as a percentage of total service revenue as we realize efficiencies inherent in the scalability of our business.

As we expand our business internationally, we also expect to incur additional cost of service revenue in CA-ROW, reflecting increased satellite usage and additional revenue share, billing, transaction and network related expenses.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three month period ended March 31, 2015 and 2014 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2015 over
	2015	2014	2014

CA-NA	$151	$987	(84.7%)
BA	9,307	8,999	3.4%
CA-ROW	—	—	na

Total	$9,458	$9,986	(5.3%)

Cost of equipment revenue decreased to $9.5 million for the three month period ended March 31, 2015 as compared with $10.0 million for the prior year period. The decrease occurred primarily within the CA-NA segment due to a decrease in equipment related activities offset in part by increases in the BA segment due to shifts in product mix and an increase in warranty reserve due to additional units outstanding and claims experience. We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 21.2% to $17.1 million for the three month period ended March 31, 2015 as compared with $14.1 million for the prior year period, due primarily to an increase in the CA-NA and BA segments. Engineering, design and development expenses for the CA-NA segment increased 43.3% for the three month period ended March 31, 2015 as compared with the prior year period due to higher personnel expenses in connection with the development of next generation products and technologies and, to a lesser extent, Supplemental Type Certificates (“STCs”). Engineering, design and development expenses for the BA segment increased 15.9% for the three month period ended March 31, 2015 as compared with the prior year period due to higher personnel expenses in connection with the development of next generation products, technologies and certifications.

We expect engineering, design and development expenses to increase in future periods as we continue to execute our technology roadmap, expand internationally and develop next generation products and technologies.

Sales and Marketing Expenses:

Sales and marketing expenses increased 27.3% to $10.2 million for the three month period ended March 31, 2015 as compared with $8.0 million for the prior year period, due to increases in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated revenue increased to 8.9% for the three month period ended March 31, 2015 as compared with 8.4% for the prior year period. Sales and marketing expenses for the CA-ROW segment increased 65.1% for the three month period ended March 31, 2015 over the prior year period due to increased customer care efforts in connection with the commercial launch of international service and building our international sales and marketing teams. Sales and marketing expenses in the CA-NA segment increased 18.1% for the three month period ended March 31, 2015 over the prior year period due to an increase in personnel expense to support the growth of the business and marketing related activities. Sales and marketing expenses in the BA segment increased 16.8% for the three month period ended March 31, 2015 over the prior year period due to an increase in personnel expense to support the growth of the business and new product launches.

We expect our sales and marketing expenses to increase in future periods as we increase advertising and promotional initiatives for new product offerings, commence our service on aircraft operated by new airline partners both in CA-NA and CA-ROW, and expand programs to retain and support our existing users. In addition, the commission component of sales and marketing expenses at BA will fluctuate with its equipment revenue. We expect consolidated sales and marketing expenses to remain relatively flat as a percentage of consolidated revenue in the near-term as we launch new airline partnerships but to decrease as a percentage of consolidated revenue in the long-term.

General and Administrative Expenses:

General and administrative expenses increased 37.7% to $24.2 million for the three month period ended March 31, 2015 as compared with $17.6 million for the prior year period due to increases in all three segments. Consolidated general and administrative expenses as a percentage of total consolidated revenue increased to 20.9% for the three month period ended March 31, 2015 from 18.4% for the prior year period.

The increase in the CA-NA segment’s general and administrative expenses of 43.8% for the three month period ended March 31, 2015 over the prior year period was due primarily to an increase in personnel related expenses (including bonus and share-based compensation expense, both of which are included in general and administrative expenses for all of CA-NA’s employees), an increase in rent expense as we leased new office facilities (including the impact of overlapping leases for part of the year) and an increase in contract labor.

The increase in the CA-ROW segment’s general and administrative expenses of 33.0% for the three month period ended March 31, 2015 over the prior year period was due primarily to an increase in personnel, travel and rent, all of which resulted from a ramp up in CA-ROW activities as we continued our international expansion.

The increase in the BA segment’s general and administrative expenses of 18.3% for the three month period ended March 31, 2015 over the prior year period was due primarily to an increase in personnel related expenses (including share-based compensation expense, which is included in general and administrative expense for all of BA’s employees) to manage the growth of the business and an increase in rent expense as we leased new office facilities (including the impact of overlapping leases for part of the year), offset in part by a decrease in legal expenses.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue.

Segment Profit (Loss):

CA-NA’s segment profit increased 65.7% to $9.6 million for the three month period ended March 31, 2015 as compared with $5.8 million for the prior year period. The increase in CA-NA’s segment profit for the three month period ended March 31, 2015 was due to increases in service revenue partially offset by increases in operating expenses, as discussed above.

BA’s segment profit increased 2.1% to $16.8 million for the three month period ended March 31, 2015 as compared with $16.5 million for the prior year period. The increase in BA’s segment profit for the three month period ended March 31, 2015 was due to increases in service revenue, partially offset by increases in operating expenses and a decrease in equipment revenue, as discussed above.

CA-ROW’s segment loss increased 8.2% to $18.3 million for the three month period ended March 31, 2015 as compared with $16.9 million for the prior year period due to CA-ROW being in the start-up phase and our continued investment in this segment. The increase in CA-ROW’s segment loss was due primarily to increases in operating expenses, partially offset by an increase in service revenue, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 19.7% to $18.8 million for the three month period ended March 31, 2015 as compared with $15.7 million for the prior year period. The increase in depreciation and amortization expense was due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments, along with leasehold improvements and furniture and fixtures associated with our new office facilities.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive satellite-based equipment on aircraft (primarily to service the CA-ROW segment), further expand our network, and complete the build out of our new Chicago, IL office facility.

Other (Income) Expense:

Other (income) expense and percent change for the three month periods ended March 31, 2015 and 2014 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2015 over
	2015	2014	2014

Interest income	$(5)	$(15)	(66.7%)
Interest expense	10,095	7,248	39.3%
Other income	(82)	40	na

Total	$10,008	$7,273	37.6%

Other expense was $10.0 million for the three month period ended March 31, 2015 as compared with $7.3 million for the prior year period. The increase in interest expense during the three month period ended March 31, 2015 versus the prior year period was due to higher average debt levels outstanding during the current year as compared with the prior year as a result of the amendment to the Senior Term Facility that we entered into on July 30, 2014 and the issuance of the Convertible Notes in March 2015.

We expect our interest expense to increase in 2015 due to higher average debt outstanding in 2015 than in 2014 as a result of the amendment to the Senior Term Facility that we entered into on July 30, 2014 and the impact of issuance of the Convertible Notes in March 2015. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information. Interest expense will also increase due to amortization of additional deferred financing costs.

Income Taxes:

The effective income tax rate for the three month period ended March 31, 2015 was (1.5%) as compared with (1.6%) for the prior year period. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three month periods ended March 31, 2015 and 2014 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

We expect our income tax provision to increase in future periods to the extent we become profitable.

Non-GAAP Measures

In our discussion below, we discuss certain non-GAAP financial measurements, including Adjusted EBITDA, Adjusted Net Loss Per Share and Cash CAPEX as defined below. Management uses Adjusted EBITDA and Cash CAPEX for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. Management prepares Adjusted Net Loss Per Share for investors, securities analysts and other users of our financial statements for use in evaluating our performance under our current capital structure. These supplemental performance measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies. Adjusted EBITDA, Adjusted Net Loss Per Share and Cash CAPEX are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation to net loss attributable to common stock, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted EBITDA and Adjusted Net Loss Per Share in addition to, and not as an alternative to, net loss attributable to common stock as a measure of operating results, and (iii) use Cash CAPEX in addition to, and not as an alternative to, consolidated capital expenditures when evaluating our liquidity.

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net income (loss) attributable to common stock before income taxes, interest income, interest expense, depreciation expense and amortization of other intangible assets.

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense and (ii) amortization of deferred airborne lease incentives. Our management believes that the use of Adjusted EBITDA eliminates items that, management believes, have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe the exclusion of the amortization of deferred airborne lease incentives from Adjusted EBITDA is useful as it allows an investor to view operating performance across time periods in a manner consistent with how management measures segment profit and loss (see Note 14, “Business Segments and Major Customers” for a description of segment profit (loss) in our unaudited condensed consolidated financial statements). Management evaluates segment profit and loss in this manner, excluding the amortization of deferred airborne lease incentives, because such presentation reflects operating decisions and activities from the current period, without regard to the prior period decision or the form of connectivity agreements. See “—Key Components of Consolidated Statements of Operations—Cost of Service Revenue—Commercial Aviation North America and Rest of World” in our 2014 10-K for a discussion of the accounting treatment of deferred airborne lease incentives.

We also present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance and to enable them to assess our performance on the same basis as management.

Adjusted Net Loss Per Share represents net loss attributable to common stock per share—basic and diluted, adjusted to reflect the number of shares of common stock outstanding as of March 31, 2015 under our current capital structure, after giving effect to the shares of our common stock effectively repurchased as part of the Forward Transactions entered into in connection with the issuance of the Convertible Notes. We present Adjusted Net Loss Per Share to provide investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance considering our current capital structure and the shares outstanding after giving effect to the Forward Transactions.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(20,092)	$(16,866)
Interest expense	10,095	7,248
Interest income	(5)	(15)
Income tax provision	294	273
Depreciation and amortization	18,777	15,687

EBITDA	9,069	6,327
Stock-based compensation expense	3,085	1,604
Amortization of deferred airborne lease incentives	(3,926)	(2,597)

Adjusted EBITDA	$8,228	$5,334

Adjusted Net Loss Per Share:
Net loss attributable to common stock	$(20,092)	$(16,866)

Basic and diluted weighted average shares outstanding (GAAP)	83,126	84,995
Adjustment of shares to our current capital structure	—	(1,869)

Adjusted shares outstanding	83,126	83,126

Adjusted Net Loss Per Share – basic and diluted	$(0.24)	$(0.20)

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(56,863)	$(36,095)
Change in deferred airborne lease incentives (2)	8,721	4,965
Amortization of deferred airborne lease incentives (2)	3,875	2,490
Landlord incentives	12,236	—

Cash CAPEX	$(32,031)	$(28,640)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives and related amortization associated with STCs for the three months ended March 31, 2015 and 2014 as STC costs are expensed as incurred as part of Engineering, Design and Development.

Material limitations of Non-GAAP measures

Although EBITDA, Adjusted EBITDA, Adjusted Net Loss Per Share and Cash CAPEX are measurements frequently used by investors and securities analysts in their evaluations of companies, EBITDA, Adjusted EBITDA, Adjusted Net Loss Per Share and Cash CAPEX each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with GAAP.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2015	2014

Net cash provided by (used in) operating activities	$33,606	$(6,809)
Net cash used in investing activities	(56,844)	(38,594)
Net cash provided by (used in) financing activities	211,869	(1,377)
Effect of foreign exchange rate changes on cash	189	10

Net increase (decrease) in cash and cash equivalents	188,820	(46,770)
Cash and cash equivalents at the beginning of period	211,236	266,342

Cash and cash equivalents at the end of period	$400,056	$219,572

We have historically financed our growth and cash needs primarily through the issuance of common stock, non-convertible debt, convertible debt, senior convertible preferred stock, term debt facilities and cash from operating activities. We continually evaluate our ongoing capital needs in light of increasing demand for our services, limitations on bandwidth capacity, evolving technologies in our industry and related strategic, operational and technological opportunities. We actively consider opportunities to raise additional capital in the public and private markets utilizing one or more of the types of capital raising transactions through which we have historically financed our growth and cash needs, as well as other means of capital raising not previously used by us.

Convertible Notes:

On March 3, 2015, we issued $340.0 million aggregate principal amount of Convertible Notes in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. We granted an option to the initial purchasers to purchase up to an additional $60.0 million aggregate principal amount of Convertible Notes to cover over-allotments, of which $21.9 million was subsequently exercised during March 2015, resulting in a total issuance of $361.9 million aggregate principal amount of Convertible Notes. We expect to use the net proceeds from the Convertible Notes, after giving effect of the Forward Transactions, for working capital and other general corporate purposes, including potential costs associated with developing and launching our next-generation technology solutions and the acquisition of additional spectrum should it become available. The Convertible Notes mature on March 1, 2020 unless earlier repurchased or converted into shares of our common stock under certain circumstances described below. Upon maturity, we have the option to settle our obligation through cash, shares of common stock, or a combination of cash and shares of common stock. We pay interest on the Convertible Notes semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2015.

The $361.9 million of proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt (the liability component) at $261.9 million, and additional paid-in-capital, (the equity component) at $100.0 million, within the unaudited condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the Convertible Notes, which will result in additional non-cash interest expense being recognized within the unaudited condensed consolidated statements of operations through the Convertible Notes maturity date (see Note 9, “Interest Costs” for additional information). The effective interest rate on the Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5% for the three month period ended March 31, 2015. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2015, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $99.0 million, and the net carrying amount of the liability component was $262.9 million, which was recorded as long-term debt within the unaudited condensed consolidated balance sheet.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes during the three month period ended March 31, 2015. Of the $10.4 million of issuance costs incurred, $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on the unaudited condensed consolidated balance sheet is being amortized over the contractual term of the Convertible Notes using the effective interest method. See Note 9, “Interest Costs” for additional information.

The Convertible Notes had an initial conversion rate of 41.9274 common shares per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $23.85 per share of our common stock. Upon conversion, we currently expect to deliver cash up to the principal amount of the Convertible Notes then outstanding. With respect to any conversion value in excess of the principal amount, we currently expect to deliver shares of our common stock, unless we elect to deliver cash in lieu of all or a portion of such shares. The shares of common stock subject to conversion are excluded from diluted earnings per share calculations under the if-converted method as their impact is anti-dilutive.

Holders may convert notes, at their option, in multiples of $1,000 principal amount at any time prior to December 1, 2019, but only in the following circumstances:

•	during any fiscal quarter beginning after the fiscal quarter ending June 30, 2015, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Convertible Notes on each applicable trading day;

•	during the five business day period following any five consecutive trading day period in which the trading price for the Convertible Notes is less than 98% of the average of the closing sale price of our common stock for each day during such five trading day period; or

•	upon the occurrence of specified corporate events.

Regardless of whether any of the foregoing circumstances occurs, holders may convert their Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

In addition, if we undergo a fundamental change (as defined in the indenture governing the Convertible Notes), holders may, subject to certain conditions, require us to repurchase their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert their Convertible Notes in connection with such a corporate event in certain circumstances.

In connection with the issuance of the Convertible Notes, we paid approximately $140 million to enter into the Forward Transactions with certain financial institutions, (the “Forward Counterparties”), pursuant to which we purchased approximately 7.2 million shares of common stock for settlement on or around the March 1, 2020 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. As a result of the Forward Transactions, total shareholders’ equity within our unaudited condensed consolidated balance sheet was reduced by approximately $140 million during the three month period ended March 31, 2015. Approximately 7.2 million shares of common stock that will be effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

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

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”). Pursuant to the Amendment, we borrowed an additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). As of March 31, 2015 and December 31, 2014, we had $306.7 million and $309.2 million, respectively, outstanding under the Amended and Restated Senior Term Facility.

See Note 8, “Long-Term Debt and Other Liabilities” in our unaudited condensed consolidated financial statements for additional information.

Maturity; Prepayments

The maturity date of the Amended and Restated Senior Term Facility is March 21, 2018. Principal payments of $1.7 million are due on the last day of each calendar quarter through December 31, 2017, with the remaining unpaid principal amount due and payable at maturity.

The credit agreement executed in connection with our Amended and Restated Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of GBA only. This calculation is made at the end of each fiscal year, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on GBA’s debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates triggers the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our consolidated balance sheet. We had no such mandatory prepayment classified as a current liability as of March 31, 2015. As of December 31, 2014, we calculated a mandatory prepayment of approximately $0.9 million, which was paid in March 2015.

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

Interest; Fees

The interest rates applicable to the Tranche B-1 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of March 31, 2015, all loans were outstanding as three month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We pay customary fees in respect of the Amended and Restated Senior Term Facility.

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which has been accounted for as deferred financing costs. The $4.1 million of fees that were not accounted for as deferred financing costs were fees not paid directly to the lenders in connection with the amendments in April 2013 and July 2014 and were expensed to interest expense. See Note 9, “Interest Costs,” in our unaudited condensed consolidated financial statements for additional details. Total amortization expense of the deferred financing costs was $0.7 million for the three month period ended March 31, 2015 as compared with $0.8 million for the prior year period. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2015 and December 31, 2014, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $10.6 million and $11.3 million, respectively, which was included as a separate line in our unaudited condensed consolidated balance sheet.

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

Letters of Credit:

We maintain several letters of credit totaling $7.9 million and $7.9 million as of March 31, 2015 and December 31, 2014, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our existing office locations in Itasca, Illinois; Bensenville, Illinois; and Broomfield, Colorado; and our future office location in Chicago, Illinois.

Liquidity:

Although we can provide no assurances, we currently believe that cash and cash equivalents on hand as of March 31, 2015, together with our other sources of cash, should be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including installing our ATG-4 equipment on certain aircraft operated by our airline partners, costs related to international expansion and potential costs associated with developing and launching our next-generation technology solutions and the acquisition of additional spectrum should it become available. We have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenues in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as the availability and costs associated with next-generation technologies, costs related to international expansion and execution of our current technology roadmap. We currently believe that cash on hand and, if necessary, additional equity financings or the incurrence of additional debt as permitted under the credit agreement governing our Amended and Restated Senior Term Facility, will be sufficient to meet our liquidity needs in the longer-term, including our anticipated international expansion. The credit agreement governing the Amended and Restated Senior Term Facility contains covenants that restrict the ability of Gogo Intermediate Holdings LLC, GBA and Gogo LLC to incur additional indebtedness generally, subject to certain enumerated exceptions, and to undertake certain equity financings through the issuance of certain types of preferred stock. As a result, we may be unable to finance growth of our business to the extent that our cash on hand and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of common equity or through permitted sales of preferred equity or debt.

Cash flows provided by (used in) Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2015	2014

Net loss	$(20,092)	$(16,866)
Non-cash charges and credits	24,585	18,520
Changes in operating assets and liabilities	29,113	(8,463)

Net cash provided by (used in) operating activities	$33,606	$(6,809)

For the three month period ended March 31, 2015, cash provided by operating activities was $33.6 million as compared with cash used in operating activities of $6.8 million for the prior year period. The principal contributors to the increase in operating cash flows were:

•	A $37.6 million increase in cash flows related to changes in operating assets and liabilities resulting from:

•	An increase in cash flows due to the following:

•	Changes in CA-NA and BA’s deferred rent due to the commencement of the new facilities leases during 2014;

•	Changes in CA-NA deferred revenue due to an increase in subscription based products and buy-before-you-fly user purchase options;

•	Changes in CA-NA and CA-ROW’s accounts receivable due to the collection of receivables in 2015 that built throughout 2014;

•	Changes in CA-NA and BA’s accrued liabilities and prepaid expense and other current assets primarily due to the timing of payments; and

•	Changes in CA-ROW deferred airborne lease incentives due to additional installations of our equipment in 2015.

•	Partial offsets to the above due to decreases in cash flows from the following:

•	Changes in BA’s inventory due to the building of inventory balances to support future growth; and

•	Changes in CA-NA and BA’s accounts payable due to the timing of payments.

•	A $2.8 million decrease in net loss adjusted for non-cash charges and credits that was due primarily to increases in the CA-NA and BA segments’ service revenues partially offset by increased spending in all three segments, as noted above under “—Results of Operations.”

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

Cash flows provided by (used in) Financing Activities:

Cash provided by financing activities for the three month period ended March 31, 2015 was $211.9 million primarily due to proceeds from the issuance of the Convertible Notes of $361.9 million and proceeds from the exercise of stock options of $2.6 million, partially offset by payments associated with the Forward Transactions of $140.0 million, the payment of debt issuance costs for the Convertible Notes of $9.5 million and payments on our debt facilities and capital leases of $3.1 million.

Cash used in financing activities for the three month period ended March 31, 2014 of $1.4 million was primarily due to payments under our debt facilities partially offset by exercise of stock options.

Capital Expenditures

Our operations continue to require significant capital expenditures primarily for technology development, equipment, and capacity expansion. Capital expenditures for the CA-NA and CA-ROW segments are associated with the installation and the supply of airborne equipment to our airline partners. Capital spending is also associated with the expansion of our ATG network and data centers and includes site acquisition, design, permitting, network equipment and construction costs. Capital expenditures related to data centers are for additional equipment such as servers and IP routers. We capitalize software development costs related to network technology solutions, the Gogo platform and new product/service offerings. We also capitalize costs related to the build out of our new office locations.

Capital expenditures for the three month periods ended March 31, 2015 and 2014 were $56.9 million and $36.1 million, respectively. The increase in capital expenditures was due to the build out of our new office location in Chicago, IL and an increase in airborne equipment purchases for the CA-ROW and CA-NA segments, offset in part by a decrease in network spending in CA-NA.

We anticipate an increase in capital spending in 2015 versus 2014 and estimate capital expenditures for the year ending December 31, 2015 will range from $165 million to $205 million as we increase the number of airborne equipment installations, execute our international expansion strategy, install our ATG-4 equipment on certain aircraft operated by our airline partners and build out our new office facilities. We expect our capital expenditures, net of deferred airborne lease incentives and landlord lease incentives as noted above, for the year ending December 31, 2015 to range from $100 million to $120 million. Our expected range of capital expenditures for the year ending December 31, 2015 does not account for any potential costs associated with the participation in any future auction for the licensing of additional spectrum or any related technology or service arrangements necessary to utilize such spectrum.

Contractual Commitments: We have agreements with airborne equipment vendors under which we have remaining commitments to purchase $12.7 million in satellite based systems and development services as of March 31, 2015. Such commitments will become payable as we receive the equipment and are provided the development services.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $25.7 million in 2015 (April through December), $33.4 million in 2016, $31.8 million in 2017, $15.3 million in 2018 and an amount less than $0.1 million in 2019.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $4.3 million for the three month period ended March 31, 2015 as compared with $1.6 million for the prior year period. The increase is due to us incurring rent expense for the new Broomfield, CO and Chicago, IL offices beginning in the second half of 2014. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $2.3 million for the three month period ended March 31, 2015 as compared to $2.2 million for the prior year period.

The revenue share paid to our airline partners represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentive discussed above. Such rental expense totaled a net charge of $10.3 million for the three month period ended March 31, 2015 as compared to $9.9 million for the prior year period. See Note 10, “Leases,” in our unaudited condensed consolidated financial statements for additional information.

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

Our exposure to market risk is currently confined to our cash and cash equivalents and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, certificates of deposit, money market funds and corporate debt securities. Our cash and cash equivalents as of March 31, 2015 and December 31, 2014 included amounts in bank checking account and liquid certificates of deposit with short term maturities. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents and interest expense on our long-term debt. Our cash and cash equivalents as of March 31, 2015 and December 31, 2014 included amounts in bank checking accounts and liquid certificates of deposit. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio, would have reduced interest income and increased interest expense for the three month periods ended March 31, 2015 and 2014 by an immaterial amount.

Variable Rate Debt: The interest rates applicable to the Tranche B-1 Loans (as defined in Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements) are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans (as defined in Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements) are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of March 31, 2015, all loans were outstanding as three month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. As of March 31, 2015, the LIBOR Rate was more than 100 basis points below the floor described above. As a result, the fair value of the Amended and Restated Senior Term Facility will not change until both the LIBOR Rate and the applicable base rate exceeds the applicable floors. However, if the interest rate were to increase or decrease by 100 basis points on our outstanding loans, the fair value of the Amended and Restated Senior Term Facility would increase or decrease by approximately $19.9 million.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On February 25, 2014, Adam Berkson filed suit against us in the United States District Court for the Eastern District of New York, on behalf of putative classes of national purchasers and a subclass of New York purchasers of our connectivity service, alleging claims that we violated New York and other consumer protection laws, as well as an implied covenant of good faith and fair dealing, by misleading consumers about recurring charges for our service. The suit seeks unspecified damages. We have not accrued any liability related to this matter due to the early stage of the litigation and the difficulty of predicting the outcome. Based on currently available information, we believe we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on February 27, 2015.

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

c)	Issuer Purchases of Equity Securities

The following is a summary of our repurchases of shares of common stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Par of Publically Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans Or Programs (in thousands)
January 1 – January 31	—		$—	—		$—
February 1 – February 28	—		$—	—		$—
March 1 – March 31	7,190,549	(1)	$19.47	7,190,549	(1)	$—

	7,190,549		$19.47	7,190,549		$—

(1)	Although the 7.2 million shares of common stock that will be effectively repurchased through the Forward Transactions are not legally retired and remain outstanding as of March 31, 2015, these shares are reflected in the above table as they are considered participating securities for basic and diluted EPS purposes under certain circumstances. See Note 3, “Net Loss Per Share” for further information.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information.

a)	None.

b)	None.

ITEM 6.	Exhibits.

Exhibit Number	Description of Exhibits

4.3	Indenture, dated March 9, 2015, between Gogo Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 9, 2015)

4.4	Global 3.75% Convertible Senior Note due 2020, dated March 9, 2015 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 9, 2015)

10.10.1	Purchase Agreement, dated March 3, 2015, by and among Gogo Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 9, 2015)

10.10.2	Forward Stock Purchase Confirmation, dated March 3, 2015, by and between Gogo Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 9, 2015)

10.10.3	Forward Stock Purchase Confirmation, dated March 3, 2015, by and between Gogo Inc. and Merrill Lynch International, acting through its agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 9, 2015)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.

Date: May 7, 2015

/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Norman Smagley
Norman Smagley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)