Form 10-Q
period 2015-06-30
Gogo Inc.
filed 2015-08-06
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number: 001-35975

Gogo Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1650905
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 North Canal St., Suite 1500

Chicago, IL 60606

(Address of principal executive offices)

Telephone Number (312) 517-5000

(Registrant’s telephone number, including area code)

1250 North Arlington Heights Rd., Itasca, IL 60143

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 3, 2015, 85,810,905 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$392,117	$211,236
Accounts receivable, net of allowances of $557 and $774, respectively	46,695	48,509
Inventories	22,736	21,913
Prepaid expenses and other current assets	13,450	13,236

Total current assets	474,998	294,894

Non-current assets:
Property and equipment, net	406,597	363,108
Intangible assets, net	78,775	78,464
Goodwill	620	620
Long-term restricted cash	7,874	7,874
Debt issuance costs	16,903	11,296
Other non-current assets	10,008	11,384

Total non-current assets	520,777	472,746

Total assets	$995,775	$767,640

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$19,888	$41,026
Accrued liabilities	67,650	52,894
Accrued airline revenue share	12,476	13,273
Deferred revenue	32,477	20,181
Deferred airborne lease incentives	17,683	13,767
Current portion of long-term debt and capital leases	8,922	10,345

Total current liabilities	159,096	151,486

Non-current liabilities:
Long-term debt	564,510	301,922
Deferred airborne lease incentives	100,591	83,794
Deferred tax liabilities	7,011	6,598
Other non-current liabilities	45,051	26,082

Total non-current liabilities	717,163	418,396

Total liabilities	876,259	569,882

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2015 and December 31, 2014; 86,031,699 and 85,483,300 shares issued at June 30, 2015 and December 31, 2014, respectively; and 85,810,552 and 85,300,774 shares outstanding at June 30, 2015 and December 31, 2014, respectively	9	9
Additional paid-in-capital	851,316	884,205
Accumulated other comprehensive loss	(1,689)	(1,200)
Accumulated deficit	(730,120)	(685,256)

Total stockholders’ equity	119,516	197,758

Total liabilities and stockholders’ equity	$995,775	$767,640

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenue:
Service revenue	$101,395	$79,165	$196,801	$151,456
Equipment revenue	19,796	20,364	39,901	43,767

Total revenue	121,191	99,529	236,702	195,223

Operating expenses:
Cost of service revenue (exclusive of items shown below)	44,382	41,567	89,929	81,195
Cost of equipment revenue (exclusive of items shown below)	10,173	8,627	19,631	18,613
Engineering, design and development	17,280	15,789	34,365	29,888
Sales and marketing	11,465	9,687	21,706	17,729
General and administrative	25,646	19,855	49,839	37,427
Depreciation and amortization	20,813	14,882	39,590	30,569

Total operating expenses	129,759	110,407	255,060	215,421

Operating loss	(8,568)	(10,878)	(18,358)	(20,198)

Other (income) expense:
Interest income	(11)	(9)	(16)	(24)
Interest expense	15,801	7,381	25,896	14,629
Other (income) expense	(8)	23	(90)	63

Total other expense	15,782	7,395	25,790	14,668

Loss before incomes taxes	(24,350)	(18,273)	(44,148)	(34,866)
Income tax provision	422	389	716	662

Net loss	$(24,772)	$(18,662)	$(44,864)	$(35,528)

Net loss attributable to common stock per share—basic and diluted	$(0.32)	$(0.22)	$(0.56)	$(0.42)

Weighted average number of shares—basic and diluted	78,478	85,085	80,770	85,040

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Net loss	$(24,772)	$(18,662)	$(44,864)	$(35,528)
Currency translation adjustments, net of tax	159	362	(489)	120

Comprehensive loss	$(24,613)	$(18,300)	$(45,353)	$(35,408)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2015	2014
Operating activities:
Net loss	$(44,864)	$(35,528)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	39,590	30,569
Loss on asset disposals/abandonments	1,148	486
Deferred income taxes	413	414
Stock compensation expense	6,299	3,818
Amortization of deferred financing costs	1,889	1,697
Accretion of debt discount	4,500	—
Changes in operating assets and liabilities:
Accounts receivable	1,580	(6,085)
Inventories	(823)	1,040
Prepaid expenses and other current assets	(242)	(253)
Accounts payable	(5,725)	(2,624)
Accrued liabilities	11,467	(1,296)
Accrued airline revenue share	(796)	672
Deferred airborne lease incentives	15,912	8,527
Deferred revenue	12,753	1,142
Deferred rent	18,714	444
Accrued interest	3,943	(4)
Other non-current assets and liabilities	192	219

Net cash provided by operating activities	65,950	3,238

Investing activities:
Proceeds from the sale of property and equipment	—	32
Purchases of property and equipment	(85,655)	(59,668)
Acquisition of intangible assets—capitalized software	(8,590)	(9,318)
Decrease (increase) in restricted cash	19	(2,500)

Net cash used in investing activities	(94,226)	(71,454)

Financing activities:
Proceeds from the issuance of convertible notes	361,940	—
Forward transactions	(140,000)	—
Payment of issuance costs	(10,357)	—
Payment of debt, including capital leases	(6,249)	(4,052)
Stock option exercises	3,706	2,025

Net cash provided by (used in) financing activities	209,040	(2,027)

Effect of exchange rate changes on cash	117	64

Increase (decrease) in cash and cash equivalents	180,881	(70,179)
Cash and cash equivalents at beginning of period	211,236	266,342

Cash and cash equivalents at end of period	$392,117	$196,163

Supplemental Cash Flow Information:
Cash paid for interest	$16,123	$13,649
Cash paid for taxes	383	311

Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$14,486	$16,719
Purchases of property and equipment paid by commercial airlines	5,038	1,635
Purchases of property and equipment under capital leases	117	2,127
Acquisition of intangible assets in current liabilities	1,385	2,290
Asset retirement obligation incurred	390	1,127

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Business - Gogo Inc. (“we”, “us”, “our”) is a holding company, which through its operating subsidiaries is a provider of in-flight connectivity and wireless in-cabin digital entertainment solutions. We operate through the following three segments: Commercial Aviation North America or “CA-NA”, Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”. Services provided by our CA-NA and CA-ROW businesses include Gogo Connectivity, which allows passengers to connect to the internet from their personal Wi-Fi-enabled devices; Gogo Vision, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and other service revenue, which include a broad range of customizable, targeted content, advertising and e-commerce services. Services are provided by the CA-NA business on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which is in the start-up phase as we launched commercial international service in March 2014, provides service on commercial aircraft operated by foreign-based commercial airlines and international flights of North American based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service is provided. Our BA business provides in-flight internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service which utilizes our ATG network and spectrum, Gogo Vision, and satellite-based voice and data services through our strategic alliances with satellite companies.

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

The results of operations and cash flows for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

We have one class of common stock outstanding as of June 30, 2015 and December 31, 2014.

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

Reclassifications - In order to conform to the current year presentation, certain amounts in our 2014 unaudited condensed consolidated statements of cash flows have been reclassified. Specifically, deferred rent and accrued interest are stated separately in the unaudited condensed consolidated statement of cash flows. For the six month period ended June 30, 2014, deferred rent of ($32) had been included in accrued liabilities and deferred rent of $476 had been included in other non-current assets and liabilities in our June 30, 2014 unaudited condensed consolidated statement of cash flows. For the six month period ended June 30, 2014, accrued interest of ($4) had been included in accrued liabilities in our June 30, 2014 unaudited condensed consolidated statement of cash flows.

2.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). This pronouncement outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As originally issued, this guidance

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

was effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In July 2015, the FASB deferred the effective date by one year, to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of the guidance is permitted, but no earlier than the original effective date. This standard will be applied using either the full or modified retrospective adoption methods. We will adopt this guidance as of January 1, 2018. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

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

Basic and diluted net loss per share have been calculated using the weighted-average number of common shares outstanding for the period. The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 8, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Additionally, the calculation of weighted average shares outstanding as of June 30, 2015 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three and six month periods ended June 30, 2015 and 2014, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2015 and 2014; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2015 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Net loss	$(24,772)	(18,662)	$(44,864)	(35,528)
Less: Participation rights of the Forward Transactions	—	—	—	—

Undistributed losses	$(24,772)	$(18,662)	$(44,864)	$(35,528)

Weighted-average common shares outstanding-basic and diluted	78,478	85,085	80,770	85,040

Net loss attributable to common stock per share-basic and diluted	$(0.32)	$(0.22)	$(0.56)	$(0.42)

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

4.	Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of June 30, 2015 and December 31, 2014, all of which were included within the BA segment, were as follows (in thousands):

	June 30,	December 31,
	2015	2014

Work-in-process component parts	$13,165	$16,578
Finished goods	9,571	5,335

Total inventory	$22,736	$21,913

5.	Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014

Deposits and prepayments on satellite services	$2,798	$972
Prepaid rent	2,157	1,314
Prepaid insurance	1,111	187
Tenant improvement allowance receivables	1,614	5,406
Restricted cash	26	45
Other	5,744	5,312

Total prepaid expenses and other current assets	$13,450	$13,236

Property and equipment as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014

Office equipment, furniture, fixtures and other	$39,705	$32,289
Leasehold improvements	40,698	31,031
Airborne equipment	369,152	319,835
Network equipment	149,763	146,795

	599,318	529,950
Accumulated depreciation	(192,721)	(166,842)

Property and equipment, net	$406,597	$363,108

Other non-current assets as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014

Canadian ATG license payments (1)	$2,222	$2,417
Deposits on satellite and other airborne equipment	6,750	5,689
Deposits on furniture and fixtures	—	2,335
Other	1,036	943

Total other non-current assets	$10,008	$11,384

(1)	See Note 17, “Canadian ATG Spectrum License” for further information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued liabilities as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014

Employee compensation and benefits	$17,364	$13,211
Airborne equipment and installation costs	10,980	9,548
Airborne partner related accrued liabilities	14,337	7,718
Deferred rent	3,619	3,637
Other	21,350	18,780

Total accrued liabilities	$67,650	$52,894

Other non-current liabilities as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014

Deferred rent	$33,117	$14,390
Asset retirement obligations	6,808	6,153
Capital leases	2,989	3,813
Deferred revenue	1,198	741
Other	939	985

Total other non-current liabilities	$45,051	$26,082

6.	Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets. Intangible assets with indefinite lives and goodwill are not amortized, but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of our indefinite-lived intangible assets and goodwill during the fourth quarter of each fiscal year. We also reevaluate the useful life of the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The results of our annual indefinite-lived intangible assets and goodwill impairment assessments in the fourth quarter of 2014 indicated no impairment.

As of June 30, 2015 and December 31, 2014, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of June 30, 2015 and December 31, 2014 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of June 30, 2015			As of December 31, 2014
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:

Software	2.3	$81,404	$(42,298)	$39,106	$72,940	$(35,075)	$37,865
Trademark/trade name	2.8	3,072	(2,951)	121	3,072	(2,929)	143
Aircell Axxess technology		4,129	(4,129)	—	4,129	(4,103)	26
OEM and dealer relationships	1.6	6,724	(5,658)	1,066	6,724	(5,322)	1,402
Service customer relationship	4.8	8,081	(3,249)	4,832	8,081	(2,747)	5,334
Other intangible assets	5.0	1,500	(133)	1,367	1,500	(89)	1,411

Total amortized intangible assets		104,910	(58,418)	46,492	96,446	(50,265)	46,181

Unamortized intangible assets:

FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$137,193	$(58,418)	$78,775	$128,729	$(50,265)	$78,464

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense was $4.6 million and $8.2 million for the three and six month periods ended June 30, 2015, respectively, and $2.9 million and $5.5 million, respectively, for the comparable prior year periods.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense

2015 (period from July 1 to December 31)	$10,377
2016	$16,595
2017	$10,724
2018	$4,945
2019	$2,544
Thereafter	$1,307

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

7.	Warranties

Our BA segment provides warranties on parts and labor for our systems. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery, and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience, and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheet. Our warranty reserve balance was $1.5 million and $1.1 million as of June 30, 2015 and December 31, 2014, respectively.

8.	Long-Term Debt and Other Liabilities

Long-term debt as of June 30, 2015 and December 31, 2014 was as follows (in thousands):

	June 30,	December 31,
	2015	2014

Amended and Restated Senior Term Facility	$304,969	$309,244
Convertible Notes	266,473	—
Alaska Facility	—	1,008

Total debt	571,442	310,252
Less current portion of long-term debt	(6,932)	(8,330)

Total long-term debt	$564,510	$301,922

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Therefore, the liability component will be accreted up to the face value of the Convertible Notes, which will result in additional non-cash interest expense being recognized within the unaudited condensed consolidated statements of operations through the Convertible Notes maturity date (see Note 9, “Interest Costs” for additional information). The effective interest rate on the Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5% for the six month period ended June 30, 2015. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of June 30, 2015, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $95.5 million, and the net carrying amount of the liability component was $266.5 million, which was recorded as long-term debt within the unaudited condensed consolidated balance sheet.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes. Of the $10.4 million of issuance costs incurred, $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on the unaudited condensed consolidated balance sheet is being amortized over the contractual term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.3 million and $0.4 million for the three and six month periods ended June 30, 2015, respectively. As of June 30, 2015, the balance of unamortized deferred financing costs related to the Convertible Notes was $7.1 million. See Note 9, “Interest Costs” for additional information.

The Convertible Notes had an initial conversion rate of 41.9274 common shares per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $23.85 per share of our common stock. Upon conversion, we currently expect to deliver cash up to the principal amount of the Convertible Notes then outstanding. With respect to any conversion value in excess of the principal amount, we currently expect to deliver shares of our common stock. We may elect to deliver cash in lieu of all or a portion of such shares. The shares of common stock subject to conversion are excluded from diluted earnings per share calculations under the if-converted method as their impact is anti-dilutive.

Holders may convert notes, at their option, in multiples of $1,000 principal amount at any time prior to December 1, 2019, but only in the following circumstances:

•	during any fiscal quarter beginning after the fiscal quarter ending June 30, 2015, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Convertible Notes on each applicable trading day;

•	during the five business day period following any five consecutive trading day period in which the trading price for the Convertible Notes is less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Convertible Notes on each such trading day; or

•	upon the occurrence of specified corporate events.

None of the above events allowing for conversion prior to December 1, 2019 occurred during the six month period ended June 30, 2015. Regardless of whether any of the foregoing circumstances occurs, holders may convert their Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

In connection with the issuance of the Convertible Notes, we paid approximately $140 million to enter into prepaid forward stock repurchase transactions (the “Forward Transactions”) with certain financial institutions, (the “Forward Counterparties”), pursuant to which we purchased approximately 7.2 million shares of common stock for settlement on or around the March 1, 2020 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. As a result of the Forward Transactions, total shareholders’ equity within our unaudited condensed consolidated balance sheet was reduced by

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

approximately $140 million. Approximately 7.2 million shares of common stock that will be effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

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

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”). Pursuant to the Amendment, we borrowed an aggregate additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). As of June 30, 2015 and December 31, 2014, we had $305.0 million and $309.2 million, respectively, outstanding under the Amended and Restated Senior Term Facility.

As of June 30, 2015, we were in compliance with the covenants, cash balance, reporting and notice requirements of the Amended and Restated Senior Term Facility and no event of default had occurred.

The maturity date of the Amended and Restated Senior Term Facility is March 21, 2018. Principal payments of $1.7 million are due on the last day of each calendar quarter through December 31, 2017, with the remaining unpaid principal amount due and payable at maturity.

The interest rates applicable to the Tranche B-1 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of June 30, 2015, all loans were outstanding as one month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We pay customary fees in respect of the Amended and Restated Senior Term Facility.

The Tranche B-2 Loans are secured by the same collateral and guaranteed by the same guarantors as the Tranche B-1 Loans. The call premiums, mandatory prepayments, covenants, events of default and other terms applicable to the Tranche B-2 Loans are also generally the same as the corresponding terms applicable to the Tranche B-1 Loans under the Amended and Restated Senior Term Facility.

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which have been accounted for as deferred financing costs. The $4.1 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the amendments in April 2013 and July 2014 and were expensed to interest expense. Total amortization expense of the deferred financing costs was $0.8 million and $1.5 million for the three and six month periods ended June 30, 2015, respectively, and $0.9 million and $1.7 million, respectively, for the comparable prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2015 and December 31, 2014, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $9.8 million and $11.3 million, respectively.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Principal payments under the Amended and Restated Senior Term Facility for each of the next five years and thereafter are as follows (in thousands):

Credit
Years ending December 31,	Facility

2015 (period from July 1 to December 31)	$3,466
2016	$6,932
2017	$6,932
2018	$287,639
Thereafter	$—

The credit agreement executed in connection with our Amended and Restated Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of GBA only. This calculation is made at the end of each fiscal year, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on GBA’s debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates triggers the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our unaudited condensed consolidated balance sheet. We had no such mandatory prepayment classified as a current liability as of June 30, 2015.

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

Alaska Financing - On November 2, 2010, we entered into a $4.1 million standby credit facility agreement (the “Alaska Facility”) with Alaska Airlines, Inc. to finance the construction of ATG network sites in Alaska. The Alaska Facility had a six-year term and an interest rate of 10% per annum, compounded and payable quarterly. In April 2015, we paid in full and terminated the Alaska Facility.

Letters of Credit - We maintain several letters of credit totaling $7.9 million as of both June 30, 2015 and December 31, 2014. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, Illinois; Bensenville, Illinois; Itasca, Illinois; and Broomfield, Colorado.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

9.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three and six month periods ended June 30, 2015 and 2014 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Interest costs charged to expense	$11,168	$6,520	$19,507	$12,932
Amortization of deferred financing costs	1,105	861	1,889	1,697
Accretion of Convertible Notes	3,528	—	4,500	—

Interest expense	15,801	7,381	25,896	14,629
Interest costs capitalized to property and equipment	46	181	112	404
Interest costs capitalized to software	333	297	637	623

Total interest costs	$16,180	$7,859	$26,645	$15,656

10.	Leases

Arrangements with Commercial Airlines — Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo® service to passengers on the aircraft. Depending on the agreement, we may be responsible for the costs of installing and deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second, more prevalent type of connectivity agreement some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions where legal title transfers are not deemed to be sales transactions for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 5, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $4.7 million and $8.6 million for the three and six month periods ended June 30, 2015, respectively, and $3.1 million and $5.7 million for the comparable prior year periods, respectively, as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of June 30, 2015, deferred airborne lease incentives of $17.7 million and $100.6 million are included in current and non-current liabilities, respectively, in our unaudited condensed consolidated balance sheet. As of December 31, 2014, deferred airborne lease incentives of $13.8 million and $83.8 million are included in current and non-current liabilities, respectively, in our unaudited condensed consolidated balance sheet.

The revenue share paid to our airline partners represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $10.5 million and $20.9 million for the three and six month periods ended June 30, 2015, respectively, and $9.9 million and $19.8 million, respectively, for the comparable prior year periods.

One contract with one of our airline partners requires us to provide our airline partner with a cash rebate of $1.8 million if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. Based upon the number of aircraft in service on December 31, 2014, we were required to rebate $1.8 million to this airline in June 2015. We intend to make the 2015 payment shortly.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Leases and Cell Site Contracts — We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $3.4 million and $7.7 million for the three and six month periods ended June 30, 2015, respectively, and $2.3 million and $4.0 million, respectively, for the comparable prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $2.3 million and $4.6 million for the three and six month periods ended June 30, 2015, respectively, and $2.1 million and $4.3 million, respectively, for the comparable prior year periods.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of June 30, 2015, are as follows (in thousands):

Operating
Years ending December 31,	Leases

2015 (period from July 1 to December 31)	$11,530
2016	$21,089
2017	$17,736
2018	$15,067
2019	$14,465
Thereafter	$121,454

Equipment Leases – We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates ranging from 8.3% to 13.4%. As of June 30, 2015, the computer equipment leases were classified as part of office equipment, furniture, and fixtures and other in our unaudited condensed consolidated balance sheet at a gross cost of $1.4 million. As of June 30, 2015 the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $6.4 million. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of June 30, 2015, are as follows (in thousands):

Capital
Years ending December 31,	Leases

2015 (period from July 1 to December 31)	$1,240
2016	2,323
2017	1,728
2018	352
Thereafter	—

Total minimum lease payments	5,643
Less: Amount representing interest	(664)

Present value of net minimum lease payments	$4,979

The $5.0 million present value of net minimum lease payments as of June 30, 2015 has a current portion of $2.0 million included in current portion of long-term debt and capital leases and a non-current portion of $3.0 million included in other non-current liabilities.

11.	Commitments and Contingencies

Contractual Commitments - We have agreements with airborne equipment vendors under which we have remaining commitments to purchase $14.0 million in satellite based systems and development services as of June 30, 2015. Such commitments will become payable as we receive the equipment or are provided the development services.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $17.7 million for the second half of 2015, $33.6 million in 2016, $31.8 million in 2017, $15.3 million in 2018 and an amount less than $0.1 million in 2019.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Damages and Penalties - Certain of our agreements with our airline partners may require us to incur additional obligations as a result of the occurrence of specified events, some of which may be out of our control. One contract covering the international fleet of one of our airline partners requires us to provide a credit or refund to our airline partner if a competing airline installs satellite connectivity systems on a certain number of aircraft in its international fleet more quickly than we install our system on the same number of aircraft in our airline partner’s international fleet. The refund or credit has been and will continue to be reduced proportionately from the maximum amount for every installation that we complete before the competitor achieves the target, after taking into account excusable delays. As of June 30, 2015, the maximum amount of the potential credit or refund was approximately $7 million. The actual amount of any such refund or credit depends on a number of facts and circumstances, such as the pace at which we continue to install satellite systems on aircraft delivered to us by our airline partner, as well as some that are not under our control, including, but not limited to, the number of installable aircraft made available to us from our airline partner’s international fleet, our competitor’s ability to install an equal or greater quantity of satellite systems on such competing airline’s international fleet and any current or future regulatory delays to the extent they are not excusable delays. Any refund or credit may only be applied toward the purchase of equipment or for a refund of amounts paid by the airline for previously purchased equipment. Based on actual and forecasted installations as of June 30, 2015, we currently expect to meet the installation schedule before our competitor does, after taking excusable delays into account, and, therefore, we do not believe it is reasonably possible that we will incur a material loss. We continuously monitor the status of installations under this contract and will accrue the applicable refund or credit amount should it become probable that our competitor will complete the targeted number of installations before we do, after taking into account excusable delays.

One contract with another of our airline partners obligated us to pay our airline partner penalties and installation and other costs if we failed to receive certain regulatory approvals or begin the installation of equipment related to the provision of satellite-based service by specified deadlines. As of June 30, 2015, we have fulfilled our obligations and are no longer subject to the penalties and installation and other costs.

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

Berkson Litigation - On February 25, 2014, Adam Berkson filed suit against us in the United States District Court for the Eastern District of New York, on behalf of putative classes of national purchasers and a subclass of New York purchasers of our connectivity service, alleging claims that we violated New York and other consumer protection laws, as well as an implied covenant of good faith and fair dealing, by misleading consumers about recurring charges for our service. The suit seeks unspecified damages. In July 2015, we and representatives of the putative classes entered into a non-binding memorandum of understanding with respect to a settlement and we are currently negotiating a definitive settlement agreement, which will be subject to court approval. Under the contemplated settlement, eligible class members would be entitled to receive agreed-upon amounts of complementary Gogo connectivity service and we would be responsible for claims administration costs and plaintiffs’ legal fees. The estimated cost of the contemplated settlement is not material.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Convertible Notes and the Amended and Restated Senior Term Facility (each as defined in Note 8, “Long-Term Debt and Other Liabilities”), both of which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value of the Convertible Notes was approximately $391 million, with a carrying value of $266.5 million as of June 30, 2015 (the carrying value does not include the conversion premium). The fair value of the Amended and Restated Senior Term Facility was approximately $331 million and $339 million as of June 30, 2015 and December 31, 2014, respectively, with a carrying value of $305.0 million and $309.2 million as of June 30, 2015 and December 31, 2014, respectively. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of identical instruments in markets that are not active. We estimated the fair value of the Convertible Notes and Amended and Restated Senior Term Facility by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at June 30, 2015 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Convertible Notes and Amended and Restated Senior Term Facility.

13.	Income Tax

The effective income tax rates for the three and six month periods ended June 30, 2015 were (1.7%) and (1.6%), respectively, and (2.1%) and (1.9%), respectively, for the comparable prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and six month periods ended June 30, 2015 and 2014 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

We are subject to taxation in the United States, Canada, Switzerland, Japan, Singapore, Mexico and various states. With few exceptions, as of June 30, 2015, we are no longer subject to U.S. federal, state, foreign or local examinations by tax authorities for years prior to 2011.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and six month periods ended June 30, 2015. As of June 30, 2015, we did not have a liability recorded for interest or potential penalties.

We do not expect a change in the unrecognized tax benefits within the next 12 months.

In 2013 and 2014, the IRS issued final regulations that provide guidance with respect to (i) the treatment of material and supplies, (ii) capitalization of amounts paid to acquire or produce tangible property, (iii) the determination of whether an expenditure with respect to tangible property is a deductible repair or a capital expenditure and (iv) dispositions of MACRS property. The adoption of these final regulations did not have a material impact on our results of operations, financial position or cash flows.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

14.	Business Segments and Major Customers

We operate our business through three operating segments: Commercial Aviation North America, or “CA-NA”, Commercial Aviation Rest of World, or “CA-ROW” and Business Aviation, or “BA”. See Note 1, “Basis of Presentation” for further information regarding our segments.

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” in the 2014 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. We currently do not generate a material amount of foreign revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. We do not disclose assets outside of the United States as these assets are not material as of June 30, 2015 and December 31, 2014. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

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

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	June 30, 2015
	CA-NA	CA-ROW	BA	Total

Service revenue	$75,329	$2,303	$23,763	$101,395
Equipment revenue	262	—	19,534	19,796

Total revenue	$75,591	$2,303	$43,297	$121,191

Segment profit (loss)	$11,244	$(17,996)	$17,540	$10,788

	For the Three Months Ended
	June 30, 2014
	CA-NA	CA-ROW	BA	Total

Service revenue	$61,843	$259	$17,063	$79,165
Equipment revenue	304	—	20,060	20,364

Total revenue	$62,147	$259	$37,123	$99,529

Segment profit (loss)	$6,448	$(18,812)	$15,491	$3,127

	For the Six Months Ended
	June 30, 2015
	CA-NA	CA-ROW	BA	Total

Service revenue	$147,507	$3,713	$45,581	$196,801
Equipment revenue	618	—	39,283	39,901

Total revenue	$148,125	$3,713	$84,864	$236,702

Segment profit (loss)	$20,860	$(36,272)	$34,346	$18,934

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Six Months Ended
	June 30, 2014
	CA-NA	CA-ROW	BA	Total

Service revenue	$118,278	$322	$32,856	$151,456
Equipment revenue	937	—	42,830	43,767

Total revenue	$119,215	$322	$75,686	$195,223

Segment profit (loss)	$12,252	$(35,705)	$31,954	$8,501

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

CA-NA segment profit	$11,244	$6,448	$20,860	$12,252
CA-ROW segment loss	(17,996)	(18,812)	(36,272)	(35,705)
BA segment profit	17,540	15,491	34,346	31,954

Total segment profit	10,788	3,127	18,934	8,501
Interest income	11	9	16	24
Interest expense	(15,801)	(7,381)	(25,896)	(14,629)
Depreciation and amortization	(20,813)	(14,882)	(39,590)	(30,569)
Amortization of deferred airborne lease incentives (1)	4,671	3,091	8,597	5,688
Stock compensation expense	(3,214)	(2,214)	(6,299)	(3,818)
Other income (expense)	8	(23)	90	(63)

Loss before income taxes	$(24,350)	$(18,273)	$(44,148)	$(34,866)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 10, “Leases” for further information.

Major Customers and Airline Partnerships — During the three and six month periods ended June 30, 2015 and 2014, no customer accounted for more than 10% of our consolidated revenue. One airline partner for the CA-ROW segment accounted for approximately 19% and 18% of consolidated accounts receivable as of June 30, 2015 and December 31, 2014, respectively.

Revenue from passengers using the Gogo service while flying on aircraft by two of our airline partners accounted for approximately 44% and 42% of consolidated revenue for the three and six month periods ended June 30, 2015, respectively, as compared to 41% and 40%, respectively, for the comparable prior year periods.

15.	Employee Retirement and Postretirement Benefits

Share-Based Compensation — We have two share-based employee compensation plans as of June 30, 2015. See Note 11, “Share-Based Compensation,” in our 2014 10-K for further information regarding these plans. For the six month period ended June 30, 2015, options to purchase 1,303,710 shares of common stock were granted, options to purchase 141,686 shares of common stock were forfeited, options to purchase 12,182 shares of common stock expired, and options to purchase 376,216 shares of common stock were exercised.

For the six month period ended June 30, 2015, 541,624 restricted share units (“RSUs”) were granted, 112,878 RSUs vested and 43,580 RSUs were forfeited.

For the six month period ended June 30, 2015, 15,851 deferred share units (“DSUs”) were granted.

For the six month period ended June 30, 2015, 80,271 shares of restricted stock were granted, 41,650 shares of restricted stock vested and 5,000 shares of restricted stock were forfeited. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

The employee stock purchase plan (the “ESPP”) allows eligible employees to purchase our common stock through payroll deductions at a price equal to 90% of the lower of the fair market value of the stock as of the beginning or the end of three-month offering periods. Under the ESPP, 424,594 shares were reserved for issuance. The six month period ended June 30, 2015 reflects the issuance of 30,284 shares of common stock under the ESPP. The first offering period under the ESPP commenced in the third quarter of 2014.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Share-based compensation totaled $3.2 million and $6.3 million for the three and six month periods ended June 30, 2015, respectively, and $2.2 million and $3.8 million, respectively, for the comparable prior year periods.

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.8 million and $1.8 million for the three and six month periods ended June 30, 2015, respectively, and $0.6 million and $1.2 million, respectively, for the comparable prior year periods.

16.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $10.1 million and $20.0 million for the three and six month periods ended June 30, 2015, respectively, and $9.3 million and $17.7 million, respectively, for the comparable prior year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

As the License Agreement is for our exclusive use of a license, which is considered a right to use an intangible asset and thus not property, plant, or equipment, the agreement is not considered a lease for accounting purposes. As such, we recorded the SkySurf one-time payment as an asset in our unaudited condensed consolidated balance sheet at the time of payment. As of June 30, 2015, the one-time payment had balances of $0.1 million included in prepaid expenses and other current assets and $2.2 million included in other non-current assets, respectively, in our unaudited condensed consolidated balance sheet. The one-time payment is being amortized on a straight-line basis over the estimated term of the agreement of 25 years, which includes estimated renewal periods.

Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

Canadian ATG Spectrum
Years ending December 31,	Amortization

2015 (period from July 1 to December 31)	$53
2016	$105
2017	$105
2018	$105
2019	$105
Thereafter	$1,853

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense totaled less than $0.1 million and $0.1 million during the three and six month periods ended June 30, 2015 and 2014, respectively.

The monthly payments are expensed as incurred and totaled approximately $0.3 million and $0.5 million during the three and six month periods ended June 30, 2015, respectively, and $0.3 million and $0.6 million, respectively, for the comparable prior year periods.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners or any failure to renew any existing agreements upon expiration or termination;

•	any inability to timely and efficiently roll out our 2Ku service or other components of our technology roadmap for any reason, including regulatory delays, or the failure by our airline partners to roll out equipment upgrades, new services or adopt new technologies in order to support increased network capacity demands;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to develop network capacity sufficient to accommodate current and expected growth in passenger demand;

•	unfavorable economic conditions in the airline industry and/or the economy as a whole;

•	our ability to expand our international or domestic operations, including our ability to grow our business with current and potential future airline partners;

•	an inability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price, service performance and line-fit availability;

•	our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers;

•	our ability to successfully develop and monetize new products and services such as Gogo Vision, Gogo Text & Talk and Gogo TV, including those that were recently released, are currently being offered on a limited or trial basis, or are in various stages of development;

•	our ability to deliver products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the effects, if any, on our business of past or future airline mergers, including the merger of American Airlines and U.S. Airways;

•	a revocation of, or reduction in, our right to use licensed spectrum, the availability of other air-to-ground spectrum to a competitor or the repurposing by a competitor of other spectrum for air-to-ground use;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures, material defects or errors in our software or damage to our equipment;

•	the limited operating history of our CA-NA and CA-ROW segments;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•	compliance with U.S. and foreign government regulations and standards, including those related to regulation of the internet, including e-commerce or online video distribution changes, and the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the U.S. and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims;

•	our ability to protect our intellectual property;

•	breaches of the security of our information technology network, resulting in unauthorized access to our customer’s credit card information or other personal information;

•	any negative outcome or effects of pending or future litigation;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry;

•	the attraction and retention of qualified employees including key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with anti-corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control;

•	difficulties in collecting accounts receivable; and

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities Exchange Commission (“SEC”) on February 27, 2015 (the “2014 10-K”).

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

Services provided by our CA-NA and CA-ROW businesses include Gogo Connectivity, which allows passengers to connect to the internet from their personal Wi-Fi-enabled devices; Gogo Vision, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and other service revenue, which include a broad range of customizable, targeted content, advertising and e-commerce services. Services are provided by the CA-NA business on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which is in the start-up phase as we launched commercial international service in March 2014, provides service on commercial aircraft operated by foreign-based commercial airlines and international flights of North American based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service is provided. Our BA business provides in-flight internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service which utilizes our ATG network and spectrum, Gogo Vision, and satellite-based voice and data services through our strategic alliances with satellite companies.

Recent Developments

GOL - In June 2015, Gogo signed a definitive agreement with GOL, a Brazilian airline and Gogo’s first South American airline partner, under which Gogo will provide 2Ku in-flight connectivity, wireless in-flight entertainment and its new IPTV solution – Gogo TV – on GOL’s entire fleet.

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

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	costs associated with implementing, and our ability to implement on a timely basis, our technology roadmap, including the need for additional cell sites in our ATG network, upgrades and installation of our ATG-4 technology, the roll-out of our satellite services, the potential licensing of additional spectrum, the development and implementation of 2Ku and other new technologies, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	costs associated with and our ability to execute our international expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability and cost of satellite capacity and compliance with applicable foreign regulations and expanded operations outside of the U.S.;

•	costs associated with managing a rapidly growing company;

•	the pace and extent of adoption of the Gogo service for use on international commercial aircraft by our current North American airline partners and new international airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners or BA fractional ownership customers;

•	economic environment and other trends that affect both business and leisure travel;

•	the extent of passengers’, airline partners’ and other aircraft owners’ and operators’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide, changes in technology and competition from current competitors and new market entrants;

•	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in laws, regulations and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the U.S., obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, and expand our service offerings;

•	changes in laws, regulations and interpretations affecting aviation, including in particular changes that impact the design of our equipment and our ability to obtain required certifications for our equipment; and

•	our ability to obtain required foreign telecommunications, aviation and other licenses and approvals necessary for our international operations.

Summary Financial Information

Consolidated revenue was $121.2 million and $236.7 million for the three and six month periods ended June 30, 2015, respectively, as compared with $99.5 million and $195.2 million, respectively, for the prior year periods. As of June 30, 2015, the CA-NA segment had 2,249 commercial aircraft online to provide the Gogo service as compared with 2,058 as of June 30, 2014. As of June 30, 2015, the BA segment had 5,351 aircraft online with Iridium satellite communications systems and 3,170 Gogo Biz systems online as compared with 5,224 and 2,415, respectively, as of June 30, 2014. The BA segment became a reseller of Inmarsat SwiftBroadband satellite service in 2013 and had 73 systems online as of June 30, 2015 as compared with 17 systems online as of June 30, 2014. As of June 30, 2015, the CA-ROW segment had 148 commercial aircraft online as compared with 19 aircraft as of June 30, 2014.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics for the CA-NA and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies and evaluate forward-looking projections.

Commercial Aviation North America
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Aircraft online	2,249	2,058	2,249	2,058
Average monthly service revenue per aircraft online (ARPA)	$11,324	$9,994	$11,260	$9,598
Gross passenger opportunity (GPO) (in thousands)	89,741	82,700	164,125	153,970
Total average revenue per passenger opportunity (ARPP)	$0.84	$0.75	$0.90	$0.77
Total average revenue per session (ARPS)	$12.74	$10.70	$12.23	$10.62
Connectivity take rate	5.9%	6.7%	6.5%	6.9%

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our ATG network equipment is installed and Gogo service has been made commercially available as of the last day of each period presented.

•	Average monthly service revenue per aircraft online (“ARPA”). We define ARPA as the aggregate service revenue for the period divided by the number of months in the period, divided by the number of aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Gross passenger opportunity (“GPO”). We define GPO as the aggregate number of passengers who board commercial aircraft on which Gogo service has been available during the period presented. When available directly from airline partners, we aggregate actual passenger counts across flights on Gogo-equipped aircraft. When not available directly from our airline partners, we estimate GPO. Estimated GPO is calculated by first estimating the number of flights occurring on each Gogo-equipped aircraft, then multiplying by the number seats on that aircraft, and finally multiplying by a seat factor that is determined from historical information provided to us in arrears by our airline partners. The estimated number of flights are derived from real-time flight information provided to our front-end systems by Air Radio Inc. (ARINC), direct airline feeds, and supplementary third-party data sources. These aircraft-level estimates are then aggregated with actual airline-provided passenger counts to obtain total GPO.

•	Total average revenue per passenger opportunity (“ARPP”). We define ARPP as revenue from Gogo Connectivity, Gogo Vision, and other service revenue for the period, divided by GPO for the period.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Gogo Connectivity, excluding non-session related revenue, divided by the total number of sessions during the period. A session, or a “use” of Gogo Connectivity, is defined as the use by a unique passenger of Gogo Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives or unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was not material.

Business Aviation
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Aircraft online
Satellite	5,424	5,241	5,424	5,241
ATG	3,170	2,415	3,170	2,415
Average monthly service revenue per aircraft online
Satellite	$179	$172	$174	$166
ATG	2,227	2,015	2,199	2,011
Units Shipped
Satellite	155	119	298	272
ATG	227	233	461	474
Average equipment revenue per unit shipped (in thousands)
Satellite	$41	$44	$40	$46
ATG	55	63	55	63

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services in operation as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services in operation as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units shipped. We define units shipped as the number of satellite or ATG network equipment units, respectively, shipped during the period.

•	Average equipment revenue per satellite unit shipped. We define average equipment revenue per satellite unit shipped as the aggregate equipment revenue earned from all satellite shipments during the period, divided by the number of satellite units shipped.

•	Average equipment revenue per ATG unit shipped. We define average equipment revenue per ATG unit shipped as the aggregate equipment revenue from all ATG shipments during the period, divided by the number of ATG units shipped.

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

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” in our unaudited condensed consolidated financial statements for additional information.

Results of Operations

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenue:
Service revenue	$101,395	$79,165	$196,801	$151,456
Equipment revenue	19,796	20,364	39,901	43,767

Total revenue	121,191	99,529	236,702	195,223

Operating expenses:
Cost of service revenue (exclusive of items shown below)	44,382	41,567	89,929	81,195
Cost of equipment revenue (exclusive of items shown below)	10,173	8,627	19,631	18,613
Engineering, design and development	17,280	15,789	34,365	29,888
Sales and marketing	11,465	9,687	21,706	17,729
General and administrative	25,646	19,855	49,839	37,427
Depreciation and amortization	20,813	14,882	39,590	30,569

Total operating expenses	129,759	110,407	255,060	215,421

Operating loss	(8,568)	(10,878)	(18,358)	(20,198)

Other (income) expense:
Interest income	(11)	(9)	(16)	(24)
Interest expense	15,801	7,381	25,896	14,629
Other (income) expense	(8)	23	(90)	63

Total other expense	15,782	7,395	25,790	14,668

Loss before incomes taxes	(24,350)	(18,273)	(44,148)	(34,866)
Income tax provision	422	389	716	662

Net loss	$(24,772)	$(18,662)	$(44,864)	$(35,528)

Three and Six Months Ended June 30, 2015 and 2014

Revenue:

Revenue by segment and percent change for the three and six month periods ended June 30, 2015 and 2014 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2015 over 2014
	2015	2014

Service Revenue:
CA-NA	$75,329	$61,843	21.8%
BA	23,763	17,063	39.3%
CA-ROW	2,303	259	789.2%

Total Service Revenue	$101,395	$79,165	28.1%

Equipment Revenue:
CA-NA	$262	$304	(13.8%)
BA	19,534	20,060	(2.6%)
CA-ROW	—	—	na

Total Equipment Revenue	$19,796	$20,364	(2.8%)

Total Revenue:
CA-NA	$75,591	$62,147	21.6%
BA	43,297	37,123	16.6%
CA-ROW	2,303	259	789.2%

Total Revenue	$121,191	$99,529	21.8%

	For the Six Months		% Change
	Ended June 30,		2015 over
	2015	2014	2014

Service Revenue:
CA-NA	$147,507	$118,278	24.7%
BA	45,581	32,856	38.7%
CA-ROW	3,713	322	1,053.1%

Total Service Revenue	$196,801	$151,456	29.9%

Equipment Revenue:
CA-NA	$618	$937	(34.0%)
BA	39,283	42,830	(8.3%)
CA-ROW	—	—	na

Total Equipment Revenue	$39,901	$43,767	(8.8%)

Total Revenue:
CA-NA	$148,125	$119,215	24.3%
BA	84,864	75,686	12.1%
CA-ROW	3,713	322	1,053.1%

Total Revenue	$236,702	$195,223	21.2%

Commercial Aviation North America:

CA-NA revenue increased to $75.6 million and $148.1 million for the three and six month periods ended June 30, 2015, respectively, as compared with $62.1 million and $119.2 million, respectively, for the prior year periods primarily due to an increase in connectivity service revenue. The increase in CA-NA connectivity service revenue was primarily due to an increase in ARPS, partially offset by a decrease in take rate. ARPS increased to $12.74 and $12.23 for the three and six month periods ended June 30, 2015, respectively, as compared with $10.70 and $10.62, respectively, for the prior year periods due primarily to price increases and changes in product mix. ARPA increased to $11,324 and $11,260 for the three and six month periods ended June 30, 2015, respectively, as compared with $9,994 and $9,598, respectively, for the prior year periods. ARPP increased to $0.84 and $0.90 for the three and six month periods ended June 30, 2015, respectively, as compared with $0.75 and $0.77, respectively, for the prior year periods. GPO increased to 89.7 million and 164.1 million for the three and six month periods ended June 30, 2015, respectively, as compared with 82.7 million and 154.0 million for the prior year periods, driven by an increase in aircraft online. The connectivity take rate decreased to 5.9% and 6.5% for the three and six month periods ended June 30, 2015, respectively, as compared with 6.7% and 6.9%, respectively, for the prior year periods primarily due to price increases, the impact of network capacity constraints and an increase in the number of regional jets which typically have a lower take rate. Gogo Connectivity sessions totaled 5.3 million and 10.7 million in the three and six month periods ended June 30, 2015, respectively, as compared with 5.5 million and 10.7 million, respectively, in the prior year periods.

A summary of the components of CA-NA’s service revenue for the three and six month periods ended June 30, 2015 and 2014 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2015 over
	2015	2014	2014

Gogo Connectivity revenue(1)	$70,152	$59,134	18.6%
Gogo Vision and other service revenue (2)	5,177	2,709	91.1%

Total service revenue	$75,329	$61,843	21.8%

	For the Six Months		% Change
	Ended June 30,		2015 over
	2015	2014	2014

Gogo Connectivity revenue(1)	$135,049	$113,346	19.1%
Gogo Vision and other service revenue (2)	12,458	4,932	152.6%

Total service revenue	$147,507	$118,278	24.7%

(1)	Includes non-session related revenue of $2.1 million and $4.2 million for the three and six month periods ended June 30, 2015, respectively.
(2)	Other service revenue includes content filtering, VoIP access for airlines’ flight crews, portal development services, operations-oriented communications services, third-party advertising, e-commerce revenue share arrangements and partner co-branding and reseller arrangements.

CA-NA retail revenue increased to $64.2 million and $123.9 million for the three and six month periods ended June 30, 2015, respectively, as compared with $56.2 million and $107.4 million, respectively, for the prior year periods, due to growth in both individual sessions and subscriptions. Revenue from individual sessions increased to $40.1 million and $77.8 million for the three and six month periods ended June 30, 2015, respectively, as compared with $33.6 million and $63.5 million, respectively, for the prior year periods, and revenue from subscriptions increased to $24.1 million and $46.1 million for the three and six month periods ended June 30, 2015, respectively, as compared with $22.6 million and $43.9 million, respectively, for the prior year periods. These revenue increases were due to primarily to price increases. Our non-retail revenue increased to $5.9 million and $11.1 million for the three and six month periods ended June 30, 2015, respectively, as compared with $2.9 million and $5.9 million, respectively, for the prior year periods primarily due to increases in roaming and wholesale revenue, offset in part by a decrease in sponsorship revenue.

The increase in Gogo Vision and other service revenue of 91.1% and 152.6% to $5.2 million and $12.5 million for the three and six month periods ended June 30, 2015, respectively, as compared with $2.7 million and $4.9 million, respectively, for the prior year periods, was driven primarily by a business-to-business arrangement with one of our airline partners for our Gogo Vision offering (which commenced in the second half of 2014), a second Gogo Vision program that occurred in the first quarter of 2015 with another airline partner, and to a lesser extent, by increased revenues from partner co-branding and reseller arrangements and operations oriented communications services, offset in part by a decrease in other service revenues.

Business Aviation:

BA revenue increased to $43.3 million and $84.9 million for the three and six month periods ended June 30, 2015, respectively, as compared with $37.1 million and $75.7 million, respectively, for the prior year periods, due to an increase in service revenue, partially offset by a decrease in equipment revenue. BA service revenue increased to $23.8 million and $45.6 million for the three and six month periods ended June 30, 2015, respectively, as compared with $17.1 million and $32.9 million, respectively, for the prior year periods, primarily due to more customers subscribing to our Gogo Biz (ATG) service as well as price increases implemented during 2014. The number of ATG aircraft online increased 31.3% to 3,170 as of June 30, 2015 as compared with 2,415 as of June 30, 2014.

BA equipment revenue decreased to $19.5 million and $39.3 million for the three and six month periods ended June 30, 2015, respectively, as compared with $20.1 million and $42.8 million, respectively, for the prior year periods. For the three month period, the decrease was due to decreases in ATG equipment revenues partially offset by increased satellite equipment revenues, and for the six month period, the decrease was due to a decrease in ATG and satellite equipment revenue. ATG equipment revenue decreased 15.5% and 16.0% to $12.4 million and $25.2 million for the three and six month periods ended June 30, 2015, respectively, as compared with $14.7 million and $30.0 million, respectively, for the prior year periods, due to a product mix shift to lower priced systems and a decrease in the number of units shipped. Satellite equipment revenue increased to $6.3 million for the three month period ended June 30, 2015, as compared with $5.2 million in the prior year period, while it decreased to $11.8 million for the six month period ended June 30, 2015 as compared with $12.6 million in the prior year period.

Commercial Aviation Rest of World:

Our CA-ROW segment is in the start-up phase. We generated $2.3 million and $3.7 million of service revenue during the three and six month periods ended June 30, 2015, respectively, as compared with $0.3 million during both of the respective prior year periods. Our CA-ROW in-flight connectivity service commenced in March 2014.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three and six month periods ended June 30, 2015 and 2014 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2015 over
	2015	2014	2014

CA-NA	$30,270	$28,735	5.3%
BA	6,183	4,470	38.3%
CA-ROW	7,929	8,362	(5.2%)

Total	$44,382	$41,567	6.8%

	For the Six Months		% Change
	Ended June 30,		2015 over
	2015	2014	2014

CA-NA	$61,809	$55,958	10.5%
BA	11,987	9,119	31.5%
CA-ROW	16,133	16,118	0.1%

Total	$89,929	$81,195	10.8%

CA-NA cost of service revenue increased to $30.3 million and $61.8 million for the three and six month periods ended June 30, 2015, respectively, as compared with $28.7 million and $56.0 million, respectively, for the prior year periods, due to increases in revenue share earned by our airline partners, content costs related to our Gogo Vision service offerings and network operations expenses (including network maintenance, backhaul and site leases) and billing and transaction related expenses. The revenue share increases of $1.8 million and $3.8 million for the three and six month periods ended June 30, 2015, respectively, over the prior year periods were primarily driven by the increase in CA-NA service revenue for the current year; however, revenue share as a percentage of service revenue decreased due to the fact that some of our new airline contracts and amendments provide for revenue share lower than those required by certain pre-existing contracts. These increases were partially offset by an increase in the amortization of our deferred airborne lease incentives which reduces our cost of services. See Note 10, “Leases” in our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives.

BA cost of service revenue increased to $6.2 million and $12.0 million for the three and six month periods ended June 30, 2015, respectively, as compared with $4.5 million and $9.1 million, respectively, for the prior year periods. The increase in cost of service revenue was primarily due to the year-over-year increase in the number of

ATG units online and an increase in the average network utilization per ATG unit online, which resulted in higher ATG network service costs. Our satellite service fees also increased for the three and six month periods ended June 30, 2015 as compared with the prior year periods due to an increase in the number of subscribers to our satellite services to 5,424 as of June 30, 2015 from 5,241 as of June 30, 2014 and the increased cost of providing SwiftBroadband service.

CA-ROW cost of service revenue decreased to $7.9 million for the three month period ended June 30, 2015, as compared with $8.4 million in the prior year period, while remaining constant at $16.1 million for the six month periods ended June 30, 2015 and 2014. The decrease was due to recognition of monthly service fees paid to us by certain of our airline partners and the amortization of our deferred airborne lease incentives, both of which reduce our cost of service. See Note 10, “Leases” in our consolidated financial statements for additional information regarding our deferred airborne lease incentives. These decreases were partially offset by additional satellite service fees and revenue share expense and billing and transaction related expenses as the business grew following the commencement of our service in March 2014.

We expect cost of service revenue for CA-NA to increase in future periods due to increases in revenue share and transaction expenses as our service revenue continues to increase. We believe that our network related expenses will increase to support the projected increased use and expansion of our network, which will include additional satellite coverage to support and/or supplement service in certain geographical areas. Additionally, we expect our maintenance costs to increase in future periods. However, a significant portion of our ATG network operations costs is relatively fixed in nature and does not fluctuate directly with revenue. We therefore expect total cost of service revenue in CA-NA to decline as a percentage of total service revenue as we realize efficiencies inherent in the scalability of our business.

As we expand our business internationally, we also expect to incur additional cost of service revenue in CA-ROW, reflecting increased satellite usage and additional revenue share, billing, transaction and network related expenses.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and six month periods ended June 30, 2015 and 2014 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2015 over
	2015	2014	2014

CA-NA	$651	$127	412.6%
BA	9,522	8,500	12.0%
CA-ROW	—	—	na

Total	$10,173	$8,627	17.9%

	For the Six Months		% Change
	Ended June 30,		2015 over
	2015	2014	2014

CA-NA	$802	$1,114	(28.0%)
BA	18,829	17,499	7.6%
CA-ROW	—	—	na

Total	$19,631	$18,613	5.5%

Cost of equipment revenue increased to $10.2 million and $19.6 million for the three and six month periods ended June 30, 2015, respectively, as compared with $8.6 million and $18.6 million, respectively, for the prior year periods. The increases occurred primarily within the BA segment due to shifts in product mix and an increase in warranty reserve resulting from additional units outstanding and claims experience. We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 9.4% and 15.0% to $17.3 million and $34.4 million for the three and six month periods ended June 30, 2015, respectively, as compared with $15.8 million and $29.9 million, respectively, for the prior year periods, due primarily to increases in the CA-NA and BA segments, partially offset by a decrease in the CA-ROW segment. Engineering, design and development expenses for the CA-NA segment increased 18.1% and 29.7% for the three and six month periods ended June 30, 2015, respectively, as compared with the prior year periods due to higher personnel expenses in connection with the development of next generation products and technologies and Supplemental Type Certificates (“STCs”). Engineering, design and development expenses for the BA segment increased 25.2% and 20.6% for the three and six month periods ended June 30, 2015, respectively, as compared with the prior year periods due to higher personnel expenses in connection with the development of next generation products and technologies and certifications. Engineering, design and development expenses for the CA-ROW segment decreased 9.8% and 5.4% for the three and six month periods ended June 30, 2015, respectively, as compared with the prior year periods due to the timing of STC spending offset in part by higher personnel expenses in connection with the development of next generation products and technologies.

We expect engineering, design and development expenses to increase in future periods as we continue to execute our technology roadmap, expand internationally and develop next generation products and technologies.

Sales and Marketing Expenses:

Sales and marketing expenses increased 18.4% and 22.4% to $11.5 million and $21.7 million for the three and six month periods ended June 30, 2015, respectively, as compared with $9.7 million and $17.7 million, respectively, for the prior year periods, due to increases in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated revenue was 9.5% and 9.2% for the three and six month periods ended June 30, 2015, respectively, as compared with 9.7% and 9.1%, respectively, for the prior year periods. Sales and marketing expenses for the CA-ROW segment increased 51.9% and 57.7% for the three and six month periods ended June 30, 2015, respectively, over the prior year periods due to increased personnel and consulting to support the growth of the business and to a lesser extent, customer care efforts in connection with the commercial launch of international service. Sales and marketing expenses in the BA segment increased 14.5% and 15.6% for the three and six month periods ended June 30, 2015, respectively, over the prior year periods due to an increase in personnel expense to support the growth of the business and new product launches. Sales and marketing expenses in the CA-NA segment increased 6.8% and 11.9% for the three and six month periods ended June 30, 2015, respectively, over the prior year period due to an increase in personnel expense to support the growth of the business and marketing related activities.

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

General and Administrative Expenses:

General and administrative expenses increased 29.2% and 33.2% to $25.6 million and $49.8 million for the three and six month periods ended June 30, 2015, respectively, as compared with $19.9 million and $37.4 million, respectively, for the prior year periods due to increases in all three segments. Consolidated general and administrative expenses as a percentage of total consolidated revenue increased to 21.2% and 21.1% for the three and six month periods ended June 30, 2015, respectively, from 19.9% and 19.2%, respectively, for the prior year periods.

The increase in the CA-NA segment’s general and administrative expenses of 40.1% and 41.8% for the three and six month periods ended June 30, 2015, respectively, over the prior year periods was due primarily to an increase in personnel related expenses (including bonus and share-based compensation expense, both of which are included in general and administrative expenses for all of CA-NA’s employees), an increase in rent expense as we leased new office facilities (including the impact of overlapping leases in the current year), an increase in contract labor and an increase in legal fees.

The increase in the BA segment’s general and administrative expenses of 7.6% and 12.9% for the three and six month periods ended June 30, 2015, respectively, over the prior year periods was due primarily to an increase in personnel related expenses (including share-based compensation expense, which is included in general and administrative expense for all of BA’s employees) to manage the growth of the business offset in part by a decrease in rent expense as prior year had overlapping leases for a larger portion of the year as compared with the current year.

The increase in the CA-ROW segment’s general and administrative expenses of 2.4% and 15.7% for the three and six month periods ended June 30, 2015, respectively, over the prior year periods was due primarily to an increase in rent, which resulted from a ramp up in CA-ROW activities as we continued our international expansion.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue.

Segment Profit (Loss):

CA-NA’s segment profit increased 74.4% and 70.3% to $11.2 million and $20.9 million for the three and six month periods ended June 30, 2015, respectively, as compared with $6.4 million and $12.3 million, respectively, for the prior year periods. The increase in CA-NA’s segment profit for the three and six month periods ended June 30, 2015 was due to increases in service revenue partially offset by increases in operating expenses, as discussed above.

BA’s segment profit increased 13.2% and 7.5% to $17.5 million and $34.3 million for the three and six month periods ended June 30, 2015, respectively, as compared with $15.5 million and $32.0 million, respectively, for the prior year periods. The increase in BA’s segment profit for the three and six month periods ended June 30, 2015 was due to increases in service revenue, partially offset by increases in operating expenses and a decrease in equipment revenue, as discussed above.

CA-ROW’s segment loss decreased 4.3% to $18.0 million for the three month period ended June 30, 2015, as compared with $18.8 million for the prior year period due to an increase in service revenue and a decrease in cost of service revenue partially offset by an increase in the remaining operating expenses, as discussed above. CA-ROW’s segment loss increased 1.6% to $36.3 million for the six month period ended June 30, 2015 as compared with $35.7 million for the prior year period due primarily to increases in operating expenses, partially offset by an increase in service revenue, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 39.9% and 29.5% to $20.8 million and $39.6 million for the three and six month periods ended June 30, 2015, respectively, as compared with $14.9 million and $30.6 million for the prior year periods. The increase in depreciation and amortization expense was due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments, as well as leasehold improvements and furniture and fixtures associated with our new office facilities.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive satellite-based equipment on aircraft (primarily to service the CA-ROW segment) and further expand our ground and satellite networks.

Other (Income) Expense:

Other (income) expense and percent change for the three and six month periods ended June 30, 2015 and 2014 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2015 over
	2015	2014	2014

Interest income	$(11)	$(9)	22.2%
Interest expense	15,801	7,381	114.1%
Other (income) expense	(8)	23	na

Total	$15,782	$7,395	113.4%

	For the Six Months		% Change
	Ended June 30,		2015 over
	2015	2014	2014

Interest income	$(16)	$(24)	(33.3%)
Interest expense	25,896	14,629	77.0%
Other (income) expense	(90)	63	na

Total	$25,790	$14,668	75.8%

Other expense was $15.8 million and $25.8 million for the three and six month periods ended June 30, 2015, respectively, as compared with $7.4 million and $14.7 million, respectively, for the prior year periods. The increase in interest expense during the three and six month periods ended June 30, 2015 versus the prior year periods was due to higher average debt levels outstanding during the current year as compared with the prior year as a result of the amendment to the Senior Term Facility entered into on July 30, 2014 and the issuance of Convertible Notes in March 2015.

We expect our interest expense to increase in 2015 due to higher average debt outstanding in 2015 as compared to 2014 as a result of the amendment to the Senior Term Facility entered into on July 30, 2014 and the impact of issuance of the Convertible Notes issued in March 2015. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information. Interest expense will also increase due to amortization of additional deferred financing costs.

Income Taxes:

The effective income tax rate for the three and six month periods ended June 30, 2015 was (1.7%) and (1.6%), respectively, as compared with (2.1%) and (1.9%), respectively, for the prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and six month periods ended June 30, 2015 and 2014 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

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

We believe the exclusion of stock-based compensation expense from Adjusted EBITDA is appropriate given the significant variation in expense that can result from using the Black-Scholes model to determine the fair value of such compensation. The fair value of our stock options are determined using the Black-Scholes model varies based on fluctuations in the assumptions used in this model, including inputs that are not necessarily directly related to the performance of our business, such as the expected volatility, the risk-free interest rate and the expected life of the options. Therefore, we believe the exclusion of this cost provides a clearer view of the operating performance of our business. Further, stock option grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. While we believe that investors should have information about any dilutive effect of outstanding options and the cost of that compensation, we also believe that stockholders should have the ability to consider our performance using a non-GAAP financial measure that excludes these costs and that management uses to evaluate our business.

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

Adjusted Net Loss Per Share represents net loss attributable to common stock per share—basic and diluted, adjusted to reflect the number of shares of common stock outstanding as of June 30, 2015 under our current capital structure, after giving effect to the shares of our common stock effectively repurchased as part of the Forward Transactions entered into in connection with the issuance of the Convertible Notes. We present Adjusted Net Loss Per Share to provide investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance considering our current capital structure and the shares outstanding after giving effect to the Forward Transactions.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(24,772)	$(18,662)	$(44,864)	$(35,528)
Interest expense	15,801	7,381	25,896	14,629
Interest income	(11)	(9)	(16)	(24)
Income tax provision	422	389	716	662
Depreciation and amortization	20,813	14,882	39,590	30,569

EBITDA	12,253	3,981	21,322	10,308
Stock-based compensation expense	3,214	2,214	6,299	3,818
Amortization of deferred airborne lease incentives	(4,671)	(3,091)	(8,597)	(5,688)

Adjusted EBITDA	$10,796	$3,104	$19,024	$8,438

Adjusted Net Loss Per Share:
Net loss (GAAP)	$(24,772)	$(18,662)	$(44,864)	$(35,528)

Basic and diluted weighted average shares outstanding (GAAP)	78,478	85,085	80,770	85,040
Adjustment of shares to our current capital structure	—	(6,607)	—	(4,270)

Adjusted shares outstanding	78,478	78,478	80,770	80,770

Adjusted Net Loss Per Share – basic and diluted	$(0.32)	$(0.24)	$(0.56)	$(0.44)

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(37,382)	$(32,891)	$(94,245)	$(68,986)
Change in deferred airborne lease incentives (2)	7,297	2,923	16,018	7,888
Amortization of deferred airborne lease incentives (2)	4,616	3,040	8,491	5,530
Landlord incentives	2,668	—	14,904	—

Cash CAPEX	$(22,801)	$(26,928)	$(54,832)	$(55,568)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives and related amortization associated with STCs for the three and six months ended June 30, 2015 and 2014 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;

•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;

•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;

•	Adjusted EBITDA does not reflect non-cash components related to employee compensation;

•	Cash CAPEX does not reflect the full extent of capital investments we have made in our operations; and

•	other companies in our or related industries may calculate these measures differently from the way we do, limiting their usefulness as comparative measures.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2015	2014

Net cash provided by operating activities	$65,950	$3,238
Net cash used in investing activities	(94,226)	(71,454)
Net cash provided by (used in) financing activities	209,040	(2,027)
Effect of foreign exchange rate changes on cash	117	64

Net increase (decrease) in cash and cash equivalents	180,881	(70,179)
Cash and cash equivalents at the beginning of period	211,236	266,342

Cash and cash equivalents at the end of period	$392,117	$196,163

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

The $361.9 million of proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt (the liability component) at $261.9 million, and additional paid-in-capital, (the equity component) at $100.0 million, within the unaudited condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the Convertible Notes, which will result in additional non-cash interest expense being recognized within the unaudited condensed consolidated statements of operations through the Convertible Notes maturity date (see Note 9, “Interest Costs” for additional information). The effective interest rate on the Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5% for the six month period ended June 30, 2015. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of June 30, 2015, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $95.5 million, and the net carrying amount of the liability component was $266.5 million, which was recorded as long-term debt within the unaudited condensed consolidated balance sheet.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes. Of the $10.4 million of issuance costs incurred, $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on the unaudited condensed consolidated balance sheet is being amortized over the contractual term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.3 million and $0.4 million for the three and six month periods ended June 30, 2015, respectively. As of June 30, 2015, the balance of unamortized deferred financing costs related to the Convertible Notes was $7.1 million. See Note 9, “Interest Costs” for additional information.

The Convertible Notes had an initial conversion rate of 41.9274 common shares per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $23.85 per share of our common stock. Upon conversion, we currently expect to deliver cash up to the principal amount of the Convertible Notes then outstanding. With respect to any conversion value in excess of the principal amount, we currently expect to deliver shares of our common stock. We may elect to deliver cash in lieu of all or a portion of such shares. The shares of common stock subject to conversion are excluded from diluted earnings per share calculations under the if-converted method as their impact is anti-dilutive.

Holders may convert notes, at their option, in multiples of $1,000 principal amount at any time prior to December 1, 2019, but only in the following circumstances:

•	during any fiscal quarter beginning after the fiscal quarter ending June 30, 2015, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Convertible Notes on each applicable trading day;

•	during the five business day period following any five consecutive trading day period in which the trading price for the Convertible Notes is less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Convertible Notes on each such trading day; or

•	upon the occurrence of specified corporate events.

None of the above events allowing for conversion prior to December 1, 2019 occurred during the six month period ended June 30, 2015. Regardless of whether any of the foregoing circumstances occurs, holders may convert their Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

In connection with the issuance of the Convertible Notes, we paid approximately $140 million to enter into the Forward Transactions with certain financial institutions (the “Forward Counterparties”), pursuant to which we purchased approximately 7.2 million shares of common stock for settlement on or around the March 1, 2020 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. As a result of the Forward Transactions, total shareholders’ equity within our unaudited condensed consolidated balance sheet was reduced by approximately $140 million. Approximately 7.2 million shares of common stock that will be effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

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

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”). Pursuant to the Amendment, we borrowed an aggregate additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). As of June 30, 2015 and December 31, 2014, we had $305.0 million and $309.2 million, respectively, outstanding under the Amended and Restated Senior Term Facility.

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

The credit agreement executed in connection with our Amended and Restated Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of GBA only. This calculation is made at the end of each fiscal year, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on GBA’s debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates triggers the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our unaudited condensed consolidated balance sheet. We had no such mandatory prepayment classified as a current liability as of June 30, 2015.

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

Interest; Fees

The interest rates applicable to the Tranche B-1 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of June 30, 2015, all loans were outstanding as one month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We pay customary fees in respect of the Amended and Restated Senior Term Facility.

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which has been accounted for as deferred financing costs. The $4.1 million of fees that were not accounted for as deferred financing costs were fees not paid directly to the lenders in connection with the amendments in April 2013 and July 2014 and were expensed to interest expense. See Note 9, “Interest Costs,” in our unaudited condensed consolidated financial statements for additional details. Total amortization expense of the deferred financing costs was $0.8 million and $1.5 million for the three and six month periods ended June 30, 2015, respectively, as compared with $0.9 million and $1.7 million, respectively, for the prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2015 and December 31, 2014, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $9.8 million and $11.3 million, respectively.

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

Letters of Credit:

We maintain several letters of credit totaling $7.9 million as of both June 30, 2015 and December 31, 2014. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our existing office locations in Chicago, Illinois; Bensenville, Illinois; Itasca, Illinois; and Broomfield, Colorado.

Liquidity:

Although we can provide no assurances, we currently believe that cash and cash equivalents on hand as of June 30, 2015, together with our other sources of cash, should be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including installing our ATG-4 equipment on certain aircraft operated by our airline partners, costs related to international expansion, costs associated with launching and installing our 2Ku technology, potential costs associated with developing and launching other possible next-generation technology solutions and the acquisition of additional spectrum should it become available. Excluding the impact of the IPO, the Amended and Restated Senior Term Facility and the Convertible Notes, we have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenues in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to international expansion and execution of our current technology roadmap, including 2Ku and potential next-generation technologies. We currently believe that cash on hand and, if necessary, additional equity financings or the incurrence of additional debt as permitted under the credit agreement governing our Amended and Restated Senior Term Facility, will be sufficient to meet our liquidity needs in the longer-term, including our continued international expansion. The credit agreement governing the Amended and Restated Senior Term Facility contains covenants that restrict the ability of Gogo Intermediate Holdings LLC, GBA and Gogo LLC to incur additional indebtedness generally, subject to certain enumerated exceptions, and to undertake certain equity financings through the issuance of certain types of preferred stock. As a result, we may be unable to finance growth of our business to the extent that our cash on hand and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of common equity or through permitted sales of preferred equity or debt.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2015	2014

Net loss	$(44,864)	$(35,528)
Non-cash charges and credits	53,839	36,984
Changes in operating assets and liabilities	56,975	1,782

Net cash provided by operating activities	$65,950	$3,238

For the six month period ended June 30, 2015, cash provided by operating activities was $66.0 million as compared with cash provided by operating activities of $3.2 million for the prior year period. The principal contributors to the increase in operating cash flows were:

•	A $55.2 million increase in cash flows related to changes in operating assets and liabilities resulting from:

•	An increase in cash flows due to the following:

•	Changes in CA-NA and BA’s deferred rent due to the commencement of the new facilities leases during 2014;

•	Changes in CA-NA’s deferred revenue due to an increase in subscription based products, buy-before-you-fly user purchase options and equipment transactions associated with one of our airline partners as we have not yet met all the conditions to recognize revenue;

•	Changes in CA-NA’s accounts receivable due to the collection of receivables in 2015 that built throughout 2014;

•	Changes in CA-NA, BA and CA-ROW’s accrued liabilities primarily due to the timing of payments;

•	Changes in CA-NA and CA-ROW’s deferred airborne lease incentives due to additional installations of our equipment in 2015; and

•	Changes in accrued interest due to the issuance of the Convertible Notes in March 2015.

•	Partial offsets to the above that result in decreases in cash flows from the following:

•	Changes in BA’s inventory due to the building of inventory balances to support future growth;

•	Change in BA’s accounts receivable due to an increase in receivables as a result of an increase in service revenues; and

•	Changes in CA-NA and BA’s accounts payable due to the timing of payments.

•	A $7.5 million decrease in net loss adjusted for non-cash charges and credits that was due primarily to increases in the CA-NA and BA segments’ service revenues partially offset by increased spending in all three segments, as noted above under “—Results of Operations.”

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

Cash flows provided by (used in) Financing Activities:

Cash provided by financing activities for the six month period ended June 30, 2015 was $209.0 million primarily due to proceeds from the issuance of the Convertible Notes of $361.9 million and proceeds from the exercise of stock options of $3.7 million, partially offset by payments associated with the Forward Transactions of $140.0 million, the payment of debt issuance costs for the Convertible Notes of $10.4 million and payments on our debt facilities and capital leases of $6.2 million.

Cash used in financing activities for the six month period ended June 30, 2014 of $2.0 million was primarily due to payments under our debt facilities and capital leases partially offset by exercise of stock options.

Capital Expenditures

Our operations continue to require significant capital expenditures primarily for software development, equipment, and capacity expansion. Capital expenditures for the CA-NA and CA-ROW segments are associated with the installation and the supply of airborne equipment to our airline partners. Capital spending is also associated with the expansion of our ATG network and data centers and includes site acquisition, design, permitting, network equipment and construction costs. Capital expenditures related to data centers are for additional equipment such as servers and IP routers. We capitalize software development costs related to network technology solutions, the Gogo platform and new product/service offerings. We also capitalize costs related to the build out of our new office locations.

Capital expenditures for the six month periods ended June 30, 2015 and 2014 were $94.2 million and $69.0 million, respectively. The increase in capital expenditures was due to the build out of our new office location in Chicago, IL and an increase in airborne equipment purchases for the CA-ROW and CA-NA segments, offset in part by a decrease in network spending in CA-NA and a decrease in capitalized software.

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

Contractual Commitments: We have agreements with airborne equipment vendors under which we have remaining commitments to purchase $14.0 million in satellite based systems and development services as of June 30, 2015. Such commitments will become payable as we receive the equipment or are provided the development services.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $17.7 million for the second half of 2015, $33.6 million in 2016, $31.8 million in 2017, $15.3 million in 2018 and an amount less than $0.1 million in 2019.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $3.4 million and $7.7 million for the three and six month periods ended June 30, 2015, respectively, as compared with $2.3 million and $4.0 million, respectively, for the prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $2.3 million and $4.6 million for the three and six month periods ended June 30, 2015, respectively, as compared to $2.1 million and $4.3 million, respectively, for the prior year periods.

The revenue share paid to our airline partners represents an operating lease payment and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentive discussed above. Such rental expense totaled a net charge of $10.5 million and $20.9 million for the three and six month periods ended June 30, 2015, respectively, and $9.9 million and $19.8 million, respectively, for the comparable prior year periods. See Note 10, “Leases,” in our unaudited condensed consolidated financial statements for additional information.

One contract with one of our airline partners requires us to provide our airline partner with a cash rebate of $1.8 million if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. Based upon the number of aircraft in service on December 31, 2014, we were required to rebate $1.8 million to this airline in June 2015. We intend to make the 2015 payment shortly.

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

Our exposure to market risk is currently confined to our cash and cash equivalents and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, certificates of deposit, money market funds and corporate debt securities. Our cash and cash equivalents as of June 30, 2015 and December 31, 2014 included amounts in bank checking account and liquid certificates of deposit with short term maturities. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents and interest expense on our long-term debt. Our cash and cash equivalents as of June 30, 2015 and December 31, 2014 included amounts in bank checking accounts and liquid certificates of deposit. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio, would have reduced interest income and increased interest expense for the three and six month periods ended June 30, 2015 and 2014 by an immaterial amount.

Variable Rate Debt: The interest rates applicable to the Tranche B-1 Loans (as defined in Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements) are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans (as defined in Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements) are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of June 30, 2015, all loans were outstanding as three month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. As of June 30, 2015, the LIBOR Rate was more than 100 basis points below the floor described above and as a result interest expense for the Amended and Restated Senior Term Facility will not change until both the LIBOR Rate and the applicable base rate exceeds the applicable floors.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

On February 25, 2014, Adam Berkson filed suit against us in the United States District Court for the Eastern District of New York, on behalf of putative classes of national purchasers and a subclass of New York purchasers of our connectivity service, alleging claims that we violated New York and other consumer protection laws, as well as an implied covenant of good faith and fair dealing, by misleading consumers about recurring charges for our service. The suit seeks unspecified damages. In July 2015, we and representatives of the putative classes entered into a non-binding memorandum of understanding with respect to a settlement and we are currently negotiating a definitive settlement agreement, which will be subject to court approval. Under the contemplated settlement, eligible class members would be entitled to receive agreed-upon amounts of complementary Gogo connectivity service and we would be responsible for claims administration costs and plaintiffs’ legal fees. The estimated cost of the contemplated settlement is not material.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sales of Unregistered Securities

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

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

a)	None.

b)	None.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1.45†	Amendment No. 3, dated as of April 1, 2015, to the Amended and Restated In-Flight Connectivity Services Agreement, between Delta Air Lines, Inc. and Gogo LLC (f/k/a Aircell LLC)

10.1.46†	Amendment No. 2, dated as of April 1, 2015, to the International In-Flight Connectivity Services Agreement, between Delta Air Lines, Inc. and Gogo LLC

10.1.47†	2Ku In-Flight Connectivity Services Agreement, dated as of April 1, 2015, between Delta Air Lines, Inc. and Gogo LLC

10.1.48†	Product Development and Manufacturing Agreement, dated as of November 13, 2012, between ThinKom Solutions, Inc. and Gogo LLC

10.1.49†	Product Development and Manufacturing Agreement Exhibit A, Revision 1, dated as of March 27, 2012, between ThinKom Solutions, Inc. and Gogo LLC

10.1.50†	Product Development and Manufacturing Agreement Exhibit A-2, dated as of September 12, 2013, between ThinKom Solutions, Inc. and Gogo LLC

10.1.51†	Product Development and Manufacturing Agreement Exhibit A-2, Revision 1, dated as of June 10, 2014, between ThinKom Solutions, Inc. and Gogo LLC

10.1.52†	Amendment No. 1 to the Product Development and Manufacturing Agreement, dated as of June 10, 2014, between ThinKom Solutions, Inc. and Gogo LLC

10.1.53†	Amendment No. 2 to the Product Development and Manufacturing Agreement, dated as of January 31, 2015, between ThinKom Solutions, Inc. and Gogo LLC

10.1.54†	Amendment No. 3 to the Product Development and Manufacturing Agreement, dated as of May 12, 2015, between ThinKom Solutions, Inc. and Gogo LLC

10.2.10#	Amendment No. 2 to the Employment Agreement between Gogo LLC (f/k/a Aircell LLC) and Anand Chari, effective April 1, 2015

10.2.11#	Amendment No. 2 to the Employment Agreement between Gogo LLC (f/k/a Aircell LLC) and John Wade, effective April 1, 2015

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
#	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.

Date: August 6, 2015

/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Norman Smagley
Norman Smagley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)