Form 10-Q/A
period 2015-06-30
Gogo Inc.
filed 2015-11-09
CIK 1537054

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

EXPLANATORY NOTE

Gogo Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2015 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 6, 2015. The purpose of this Amendment is to refile Exhibit 10.1.48 that was originally filed with the Form 10-Q to conform such exhibit to respond to comments received from the staff of the Securities and Exchange Commission on the confidential treatment request filed by the Company with respect to Exhibit 10.1.48. No revisions are being made to the Company’s financial statements. This Amendment speaks as of the original filing date, does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.1.48 originally filed with the Form 10-Q. Except for the changes to Exhibit 10.1.48, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1.45†*	Amendment No. 3, dated as of April 1, 2015, to the Amended and Restated In-Flight Connectivity Services Agreement, between Delta Air Lines, Inc. and Gogo LLC (f/k/a Aircell LLC)

10.1.46†*	Amendment No. 2, dated as of April 1, 2015, to the International In-Flight Connectivity Services Agreement, between Delta Air Lines, Inc. and Gogo LLC

10.1.47†*	2Ku In-Flight Connectivity Services Agreement, dated as of April 1, 2015, between Delta Air Lines, Inc. and Gogo LLC

10.1.48†	Product Development and Manufacturing Agreement, dated as of November 13, 2012, between ThinKom Solutions, Inc. and Gogo LLC

10.1.49†*	Product Development and Manufacturing Agreement Exhibit A, Revision 1, dated as of March 27, 2012, between ThinKom Solutions, Inc. and Gogo LLC

10.1.50†*	Product Development and Manufacturing Agreement Exhibit A-2, dated as of September 12, 2013, between ThinKom Solutions, Inc. and Gogo LLC

10.1.51†*	Product Development and Manufacturing Agreement Exhibit A-2, Revision 1, dated as of June 10, 2014, between ThinKom Solutions, Inc. and Gogo LLC

10.1.52†*	Amendment No. 1 to the Product Development and Manufacturing Agreement, dated as of June 10, 2014, between ThinKom Solutions, Inc. and Gogo LLC

10.1.53†*	Amendment No. 2 to the Product Development and Manufacturing Agreement, dated as of January 31, 2015, between ThinKom Solutions, Inc. and Gogo LLC

10.1.54†*	Amendment No. 3 to the Product Development and Manufacturing Agreement, dated as of May 12, 2015, between ThinKom Solutions, Inc. and Gogo LLC

10.2.10#*	Amendment No. 2 to the Employment Agreement between Gogo LLC (f/k/a Aircell LLC) and Anand Chari, effective April 1, 2015

10.2.11#*	Amendment No. 2 to the Employment Agreement between Gogo LLC (f/k/a Aircell LLC) and John Wade, effective April 1, 2015

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Previously filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed on August 6, 2015.
**	Previously furnished with our Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed on August 6, 2015.
#	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.
Date: November 9, 2015
/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Norman Smagley
Norman Smagley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)