Form 10-K
period 2015-12-31
Gogo Inc.
filed 2016-02-25
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,206,186,050 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of February 17, 2016, 85,913,206 shares of $0.0001 par value common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 16, 2016 are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

Gogo Inc.

INTRODUCTORY NOTE

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 references to: (i) “we,” “us,” “our,” “Gogo,” or the “Company” refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the term means only Gogo Inc. exclusive of its subsidiaries; (ii)“CA,” “CA business” or “commercial aviation” refers to our commercial aviation North American, or CA-NA, segment and our commercial aviation rest of world, or CA-ROW, segment, taken as a whole and (iii) “fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal year ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2015. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.

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

Who We Are

Gogo’s mission is to advance aviation by connecting every aircraft with the most trusted communications services on and above our planet. We believe that aircraft connectivity is transforming the global aviation industry and that we are well-positioned to lead this transformation.

Gogo is the leading provider of in-flight connectivity and wireless entertainment solutions for the global aviation industry. We believe we deliver the most reliable communications services for global aviation, enabling our customers to operate with confidence and efficiency in connected aircraft. Our commercial aviation business, which operates through our CA-NA and CA-ROW segments, provides connectivity-based solutions that enable our airline partners to differentiate their service offerings, increase passenger satisfaction, unlock new revenue streams and achieve operational efficiencies. Our Gogo Business Aviation segment (“BA”) offers a broad suite of in-flight Internet connectivity and other voice and data communications products and services to the business aviation market.

Our full fleet solutions enable our airline partners and business aircraft owners and operators to benefit from connected aircraft by delivering in-flight connectivity-based services to passengers and connecting the aircraft and its crew with ground-based operations. We currently provide services on approximately 9,600 aircraft, which represents more than 20% of the world’s total commercial and business jet aircraft. Our scale position supports global operational execution, as well as a research and development program that enables us to pioneer groundbreaking technologies for the global aviation industry.

What We Offer

We believe we offer the global aviation industry an innovative and open connectivity platform that enables our customers to lower their operating costs and improve customer experiences.

•	Global Network Solutions. We have the broadest array of connectivity solutions in the commercial and business aviation sectors, which gives us the unique ability to offer each airline customer a solution tailored to particular aircraft types and flight routes. Our technology suite is designed to meet the cost, capacity, coverage, reliability and aero-performance requirements of airlines, aircraft owners and operators and their passengers around the world. This broad suite of network solutions enables us to provide Internet connectivity and in-flight entertainment to more aircraft and to offer full fleet solutions to more airlines than our competitors.

Global Satellite Solutions for CA

•	2Ku: Our next generation global satellite solution, 2Ku, was announced to the market in 2014. Currently, 2Ku is installed and undergoing testing on our Boeing 737 test aircraft and an aircraft operated by one of our airline partners. 2Ku is expected to begin passenger revenue service in the first half of 2016. As of February 21, 2016, seven airlines have awarded approximately 800 aircraft to Gogo for 2Ku service on either a long term or trial basis. Of such awarded aircraft, approximately 240 are not yet subject to a definitive contract or amendment to an existing contract. 2Ku will initially launch on two foreign airlines, following through on our commitment to provide innovative solutions to both U.S. and international airlines. 2Ku employs two low-profile, highly efficient satellite antennas that provide twice the efficiency of our Ku-band service and significantly improve performance in equatorial regions, while also creating less drag and fuel burn as compared to other satellite alternatives. 2Ku is capable of delivering peak speeds in excess of 70 Mbps. Following the introduction of spot beam satellites, we expect 2Ku to provide peak speeds in excess of 100 Mbps with no antenna swap required. Because of the spectral efficiency of the 2Ku antenna, we believe that 2Ku will be the best solution in the market for delivering live television and other IP-based services to passengers, crews and airline operations.

•	Ku: Our first generation Ku-band satellite service utilizes the same satellite network as 2Ku and provides peak speeds of up to 40 Mbps. Our Ku system is currently installed on more than 200 aircraft operated by both foreign and domestic airlines, with approximately 40 additional aircraft under contract. We believe that our Ku system leads the industry in passenger experience with international coverage and predictable performance.

Global Satellite Solutions for BA

•	Iridium, SwiftBroadband (“SBB”) and Inmarsat’s Global Xpress Jet ConneX (“JX”): Our satellite telecom services for business aircraft are currently comprised of our Iridium-based, SBB–based and JX-based systems. We are the largest reseller of Iridium satellite service to the business aviation market, with 66 satellites and service capable of delivering peak speeds of up to 2.4 Kbps. The SBB satellite network provides near global coverage and is supported by three geostationary Inmarsat satellites in orbit and is capable of delivering peak data transmission rates of up to 432 Kbps. JX, which will be supported by three satellites and is anticipated to offer peak transmission speeds of up to 33 Mbps, is expected to become operational in 2016.

North American Solutions for CA-NA and BA

•

ATG-4/ATG: Our proprietary air-to-ground (“ATG”) broadband Internet connectivity services are available through our CA-NA and BA segments to commercial and business aircraft flying routes in the continental United States, Alaska and portions of Canada using our ATG-4 and ATG technologies. ATG-4 and ATG provide peak speeds to the aircraft of 9.8 Mbps and 3.1 Mbps, respectively. Our ATG/ATG-4 technologies offer a number of advantages as compared to satellite technologies for aircraft not flying over large bodies of water and requiring relatively low amounts of bandwidth, in particular smaller commercial aircraft, including regional jets, and business aircraft. These advantages include a lower equipment profile and less weight, which reduce aircraft drag, fuel burn and associated operating costs, as well as lower equipment and installation costs. Our BA business provides ATG broadband Internet connectivity service, marketed as Gogo Biz, with equipment small and light enough for virtually any aircraft. As of December 31, 2015, we had 1,439 aircraft in CA-NA equipped with ATG and 948 aircraft equipped with ATG-4.

•	Airborne Equipment and Related Services. We offer a complete package of airborne equipment for our ATG-4/ATG and satellite services. For commercial aviation, we also offer installation, certification and maintenance services. We are required by the Federal Aviation Administration (“FAA”) to secure the necessary Supplemental Type Certificates (“STC”) for each aircraft type operated by each airline partner on whose aircraft our equipment will be installed on a retrofit basis, and foreign aviation authorities have similar requirements. Our ATG-4/ATG equipment can be installed overnight on a retrofit basis, so the aircraft does not go out of service, and we believe that we complete satellite installations more quickly than our competitors. We offer equipment repair and replacement services for all of our airline partners and are available to provide maintenance services on the aircraft upon request.

Although we have experienced robust growth to date conducting retrofit installations, our long term goal is to have factory installation (“line-fit”) available as an option for our major technology solutions. We are currently working with both mainline commercial aircraft original equipment manufacturers (“OEMs”) to qualify our wireless in-cabin network, our in-flight entertainment system (“Gogo Vision”) and our 2Ku solution for installation during aircraft manufacture.

Our BA business offers a number of hardware solutions, including the Universal Cabin System (“UCS”) 5000, business aviation’s first all-in-one smart router and media server, which is a single system that manages and delivers connectivity, entertainment and information services, while managing multiple networks. UCS 5000 works with Gogo Biz and supports Gogo Text & Talk, which allows passengers to use their own smartphones to send and receive text messages, as well as make and receive phone calls (where permitted) while in flight. BA also offers Gogo OnePhone, a product that provides superior voice quality and noise reduction, is easy to use and is designed to complement business aircraft interiors.

•	Passenger Services

•	Passenger Connectivity. Our connectivity service (“Passenger Connectivity”) allows passengers in the commercial and business aviation markets to connect to the Internet in-flight from their personal Wi-Fi enabled devices to browse the web, send and receive email and instant messages, access corporate VPNs and utilize other connectivity-based applications, including Gogo Text & Talk. We offer a variety of passenger access, billing and pricing options tailored to various devices, routes and session durations, in addition to monthly and annual subscriptions. Additionally, Gogo works with airlines, media partners and application providers to provide passengers access to a broad range of media content and connectivity-enabled applications.

•	Passenger Entertainment. Through Gogo Vision, our video-on-demand product accessible from passengers’ personal Wi-Fi enabled devices, we offer passengers in the commercial and business aviation markets the opportunity to enjoy a selection of in-flight entertainment options, which currently include on-demand movies and television shows. Our Gogo Vision product permits business aircraft operators in North America to receive automatic content updates via our nationwide content delivery network, Gogo Cloud, or via a removable USB flash memory drive. In 2015, we introduced Gogo TV, which delivers live television content to passengers’ Wi-Fi enabled devices using our in-cabin network. Gogo TV will be available on aircraft installed with our 2Ku solution.

•	Airline/Owner/Operator Services

•

Account Support. Our equipment sales and in-flight connectivity and entertainment services are accompanied by robust customer support. In CA, we have dedicated account and program management teams to support each airline partner’s objectives, increasing passenger usage and providing regular reports of system performance and key service statistics. In BA, we have dedicated customer service, technical support and sales and engineering support teams committed to supporting our global customer base. In 2015, our BA business was recognized by Aviation International News for the fifth year in a row for its industry leading customer support. In a survey of cabin electronics manufacturers completed by business aviation customers, Gogo received first place awards in multiple customer support categories.

•	Network Monitoring and Management Services. We provide end-to-end solutions to our airline partners, saving them time and money. Our Network Operations Center (“NOC”) is the central location monitoring daily network operation and provides management and surveillance of network performance 24 hours a day, 365 days a year. Irrespective of the technology employed, our customized airborne network components, together with our data center network nodes, allow us to actively manage data traffic in order to maintain the speed and quality of the Gogo service through sophisticated bandwidth management.

•	Passenger Support Services. Our Passenger Connectivity services are supported by a variety of services and expertise, such as designing and implementing passenger access and pricing options and serving as the merchant of record for customer payments, including credit card processing. We are the only in-flight connectivity or entertainment provider to provide in-flight customer support. Our customer care contact center provides real-time support and customer service to passengers in-flight and consumers and enterprise customers on the ground 24 hours a day, 365 days a year, via real-time chat or email.

•	Portal Design, Development and Hosting. We are able to develop, deliver, maintain and host customized multi-language, multi-currency portals for our airline partners. We have developed a real-time, in-flight ad serving solution which enables us to provide destination specific content, messaging and merchandising through our customized portals.

•	Connected Aircraft Services. Our Connected Aircraft Services (“CAS”) consist of three distinct services designed to support the operational requirements of commercial airlines and business aircraft owners and operators and enable applications that improve the passenger experience and enhance operational efficiency.

•	Connectivity Services. Gogo has developed and is providing airline operational services (“Connectivity Services”) that benefit airline partners, aircraft owners and operators and passengers. For example, in CA our network currently supports real-time credit card processing for passenger food and beverage purchases on commercial aircraft and enables flight crews to access real-time weather information, electronic flight bags and voice services in the cockpit. Further, our BA business offers next generation Future Air Navigation System (“FANS”) over Iridium, which allows flight crews and air traffic controllers to exchange safety-sensitive information via a digital data link and enables automated position reporting via the aircraft’s flight management system. FANS assists flight crews in obtaining preferential altitudes and routing to improve efficiency, reduce fuel consumption and save flight time. Our commercial airline partners and business aircraft owners and operators are increasingly demanding new applications that collect, analyze and transmit real-time performance and other data and view them as a competitive advantage. Going forward, we anticipate that flight and cabin crews, flight operation and maintenance teams will be able to utilize our Connectivity Services for their own operational purposes and to develop market-leading applications for functions such as network segmentation, encryption, performance management and usage auditing. As the range and capabilities of such applications further develop and become available, we believe that we will be well-positioned to capitalize on this market demand. We generally charge for these Connectivity Services on a per Mb basis.

•	Hosting Services. Gogo provides application hosting capabilities on its airborne server, which enable airlines, business aircraft owners and operators, and select third parties to install software on the aircraft which can operate during flight. Hosting services provide airlines and aircraft owners and operators with a combination of processing, storage and access to key aircraft data, enabling advanced aircraft calculations and optimized flight performance.

•	Data Services. Gogo enables airlines, aircraft owners and operators and industry suppliers access to key data from aircraft sensors, databases and crew inputs via application program interfaces in real-time. Such airborne access is combined with ground network input to provide comprehensive visibility into operations. These services are available for all aircraft types.

Our Business Segments and their Customers

Our business is conducted through three segments: CA-NA, CA-ROW and BA.

•	CA-NA. Through CA-NA, we offer our broad range of connectivity and entertainment services to commercial airlines flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico, on commercial aircraft operated by Delta Air Lines, American Airlines, Alaska Airlines, Virgin America, United Airlines, AeroMexico (in testing phase) and Air Canada pursuant to long-term agreements. As of December 31, 2015, we had approximately 250 aircraft currently installed with ATG and ATG-4 that are contracted to be upgraded to 2Ku, our next generation satellite solution.

As of December 31, 2015, CA-NA had 2,387 aircraft online, 948 of which were equipped with ATG-4 and 1,439 with ATG, and Gogo Vision was in operation on approximately 1,800 of such aircraft. This segment generated revenue of $310.7 million, $250.8 million and $199.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. CA-NA segment profit was $41.9 million and $26.0 million for the years ended December 31, 2015 and 2014 respectively, and segment loss was $1.3 million for the year ended December 31, 2013.

•	CA-ROW. Through CA-ROW, we offer our satellite-based connectivity and entertainment services to foreign-based commercial airlines and North American-based commercial airlines when flying routes outside of North America. We are currently providing Ku service on Delta Air Lines and Japan Air Lines and we plan to commence 2Ku service on Virgin Atlantic Airways and SBB service on Vietnam Airlines in 2016. In June 2015, we signed a long-term agreement with GOL, a Brazilian airline and Gogo’s first South American airline partner, pursuant to which our 2Ku system will be installed on its entire fleet and in September 2015, Japan Transocean Air, a member of Japan Airlines group, selected Gogo to provide 2Ku and in-flight entertainment services for its new Boeing 737-800 aircraft fleet.

As of December 31, 2015, our CA-ROW segment had approximately 200 aircraft online and in operation with Gogo Vision. This segment generated revenue of $11.6 million, $2.1 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. CA-ROW segment loss was $76.4 million, $78.1 million and $41.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. These results reflect that our CA-ROW business is still in the start-up phase, as we launched commercial international service in March 2014.

•	BA. Through BA, we offer a broad suite of in-flight Internet connectivity and other voice and data communications products and services under our Gogo Business Aviation brand to the business aviation market. We are the only provider of both equipment and services for three of the primary connectivity network services in the business aviation market: Gogo Biz, which delivers broadband Internet connectivity over our proprietary ATG network, and the Iridium and SBB satellite networks. In addition, we offer JX, which we expect to become operational in 2016. BA’s customers include OEMs of business aircraft such as Cessna, Gulfstream, Bombardier, Learjet, Dassault Falcon, Embraer and Beechcraft, leading aftermarket dealers and all of the largest fractional jet operators including NetJets, Flexjet and Flight Options. We have a distribution network of approximately 170 independent certified dealers that serve locations in the U.S., Europe, Africa, South America and Asia. Since 2009, BA has evolved from primarily a hardware sales business to a provider of integrated equipment, network and services solutions. As of December 31, 2015, we had 3,477 Gogo Biz broadband systems online and 5,454 satellite systems online. This segment generated revenue of $178.7 million, $155.6 million and $127.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. BA segment profit was $71.9 million, $63.0 million and $50.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Growth Strategy

Our mission is to advance aviation by connecting every aircraft, using the following strategies:

Increase Number of Gogo-connected Aircraft

•	Commercial Aviation. As of December 31, 2015, we provided our services on 2,589 of the approximately 19,900 existing global commercial aircraft. We have contracts to install our equipment and provide our services on approximately 800 additional aircraft (with approximately 220 deinstallations expected to occur over the next few years due to aircraft retirements). We plan to leverage our unique ability to cost-effectively equip each commercial aircraft type in an airline’s fleet to increase the number of Gogo-equipped aircraft, targeting full-fleet availability of the Gogo service for all of our airline partners. We continue to pursue this significant global growth opportunity by leveraging our strong commercial aviation partnerships, broad and innovative technology platform and operational expertise. We also expect to increase the number of aircraft on which we provide service once we qualify for line-fit installation with Boeing and Airbus, as having connectivity as a factory option is desirable for many airlines because it avoids taking aircraft out of service for installation. We have started the technical review process for our 2Ku solution with Boeing, and in 2015, the parties jointly approved Gogo’s in-cabin network and Gogo Vision for Boeing 737, 777 and 787 aircraft. With respect to Airbus, we are working towards obtaining approval as a qualified supplier, the first step in achieving line-fit capabilities for our 2Ku solution. Upon approval as an Airbus qualified supplier, we plan to pursue initial line-fit positions for our major equipment onboard A350 and A320 aircraft. We also have a global sales force and an operational near-global Ku-band network that currently provides coverage to more than 240 countries and territories. We received our first 2Ku STC in late 2015 and we expect 2Ku to become commercially available in the first half of 2016.

Further, we offer attractive business models to our airline partners, giving them the flexibility to determine the connectivity solution that meets the unique demands of their business. These solutions include a turnkey solution, an airline-directed model and various hybrid options. In our turnkey solution, we provide the airline with the full range of our services and we manage the bandwidth to the aircraft, with the goal of maximizing joint profitability and collecting passenger fees. Under the airline-directed model, the airline has the ability to determine which of our many end-to-end solutions it wants us to provide and which services it wants to provide itself. Under this model, the airline collects the passenger fees and we charge the airline based on the amount of bandwidth used and other services provided by Gogo.

•	Business Aviation. As of December 31, 2015, the business aviation market was comprised of more than 22,800 business aircraft in North America and approximately 7,300 business aircraft in the rest of the world. As of December 31, 2015, we had approximately 7,000 business aircraft online. We believe our integrated combination of equipment, networks, services and support is unmatched in its breadth by any competitor. We plan to leverage our existing ATG network to expand in North America and to use Inmarsat SBB and JX to grow our business internationally. In 2015, we continued to expand our Gogo Biz product line and our target market by adding systems designed for smaller aircraft, such as ATG 1000, which provides voice, high-performance e-mail, calling and texting with passengers’ own smartphones and mobile numbers and support for select cockpit and operational applications through partnerships with various application providers. In 2015, we also expanded our airtime pricing options by introducing additional monthly plans and bundling programs and debuted a number of additional customer support capabilities. We are also working with all major business aviation OEMs to qualify our wireless in-cabin network, which will offer Gogo Vision as well as our ATG solutions, for installation during aircraft manufacture and we expect that this offering will increase the number of Gogo connected aircraft.

Increase Revenue per Aircraft

We believe the needs of connected aircraft will continue to drive average revenue per aircraft (“ARPA”) and that passenger connectivity is currently the most important component in this calculation. Over time, we expect ARPA will also be driven by the use of operational applications as they become a more important factor in total revenue. We believe additional capacity is critical to growing ARPA.

Our strategies for increasing passenger revenue include the following:

•	Increase Passenger Use of Connectivity. Our Passenger Connectivity is compatible with a broad range of Wi-Fi enabled devices, including tablets, laptops, notebooks, smartphones and e-readers. We intend to increase our connectivity take rate through the following:

•	Increase Network Capacity. We have been executing on our technology roadmap through our on-going deployment of ATG-4, which increases CA-NA network capacity and supports greater passenger use and the growing demand for our connectivity-based services. As of February 21, 2016, we expect to install 2Ku on approximately 800 aircraft (approximately 240 of which are awarded, but not yet subject to a definitive contract or amendment to an existing contract), with the majority of installations expected by the end of 2018, and this technology will provide increased capacity to our overall network. As many of such aircraft will operate in our ATG network area, once installed or upgraded, we also expect 2Ku to provide relief from our ATG capacity constraints.

•	Increase Flexible Pricing and Payment Options. In our CA business, in order to appeal to a broad spectrum of travelers, we intend to continue to tailor our pricing and access options to various devices, routes, session durations and products. In CA, passengers can utilize Passenger Connectivity by registering and paying for in-flight connectivity sessions that are offered in a variety of formats: time-based passes, route-based passes, day passes or subscription products. We offer the ability to purchase in-flight, on the ground through our website and certain of our airline partners’ websites, and through other third parties. Passenger Connectivity is also available to airline passengers through third parties sponsoring complimentary Passenger Connectivity, roaming partners (Passenger Connectivity sold to ground-based Wi-Fi Internet providers or gateways who resell to their customers) and on a wholesale basis (Passenger Connectivity sold to companies who in turn make Passenger Connectivity available through customer loyalty programs). Additionally, we accept alternative payment methods in addition to credit cards, which gives passengers additional flexibility.

Through BA, we expect to continue to offer flexible pricing for our broadband and voice services, allowing aircraft operators and owners various options based on data usage, flight frequency and number of aircraft serviced. For example, we provide our Gogo Biz service to business aircraft operators and owners on fixed usage or unlimited monthly service plans, and in 2015 we introduced new airtime programs, which include multi-network data bundling plans, multi-aircraft discount plans, unlimited data plans and the Gogo Biz 100 data plan, an additional option for lighter bandwidth users.

•	Increase Deployment and Usage of Entertainment and Other Content Services. We currently plan to increase the number of commercial aircraft equipped with Gogo Vision from more than 2,000 aircraft at December 31, 2015 to more than 2,500 aircraft by the end of 2016. We offer our airline partners the choice of sourcing their own content or having us source it for them. We intend to continue to expand the library of on-demand movies and television shows available through Gogo Vision by further collaborating with movie studios, television networks and other content providers. Depending on the airline, Gogo Vision may be purchased directly from Gogo or provided by the airline on a paid or complimentary basis (such as Delta Air Lines “Delta Studio” offering). From time to time, third parties may sponsor complimentary access to Gogo Vision on one or more airlines.

•	Grow Revenue from New Services. We will continue to innovate and introduce new services and product offerings. For example, in 2014 we began offering Gogo Text & Talk. This low bandwidth service is expected to generate incremental revenue with minimal additional operating costs or investments in our existing technology infrastructure and can be offered at a lower price than Passenger Connectivity. Accordingly, we expect the service will expand our user base and create a new revenue stream, including through sponsored campaigns. For example, in 2014, we entered into an agreement with T-Mobile to deliver free in-flight texting and voicemail to its customers on all Gogo equipped U.S. commercial airlines. The term of the agreement was extended in 2015 and its initial term will expire in September 2017. In addition, we offer our media partners opportunities that include digital marketing campaigns on our portal, sponsorships, and e-commerce, where we generate revenue from ad placement and we earn revenue share on transactions made through the portal.

•	Expand Connected Aircraft Services. Our Connectivity Services can be used to provide connectivity to the cabin crew and cockpit and enable remote diagnostics of aircraft components, engines avionics and hydraulics. We intend to continue to expand our Connected Aircraft Services to support airlines’ use of what we expect to be a growing number of increasingly sophisticated applications designed to improve the passenger experience and operational efficiency. By enabling airlines and aircraft operators to integrate their aircraft with their ground-based information technology infrastructure, we expect our Connected Aircraft Services will facilitate the use of connectivity-based applications that collect, analyze and use real-time data, disseminate critical flight data to pilots in-flight and direct communication with passengers and crew, and provide real time diagnostics for the airline and aircraft. Additionally, because of our close connection to the aircraft and our application platform, we believe that we are well-positioned to support suppliers of certain aircraft components and systems that seek to monitor and transmit data related to the performance of their products.

Innovate and Evolve Our Technology and Operations

We will continue to innovate and evolve our technology platform to support global capacity demands, facilitate the roll-out of new service offerings and improve the performance and reliability of our existing offerings. To this end, we will continue to:

•	Innovate and Deploy New Solutions. We offer the broadest and most innovative array of in-flight connectivity technologies currently available in the market, including 2Ku, our next generation satellite technology, ATG-4/ATG and other satellite technologies—so that our airline and aircraft customers can select the best solution for a given fleet based on aircraft sizes and routes. We received our first STC for 2Ku in late 2015 and expect to install 2Ku on over 800 aircraft (approximately 240 of which are awarded, but not yet subject to a definitive contract or amendment to an existing contract), with the majority of such installations expected to be completed by the end of 2018. We will continue to roll-out ATG-4 to more aircraft, expand the number of cell sites in our ground network and otherwise optimize the network. In 2015, our BA segment announced the introduction of ATG 1000, which enables bandwidth solutions for light jets, turboprops and owner-flown aircraft, to further expand its catalog of Gogo Biz products.

We will continue to expand our global satellite network coverage through the purchase of additional Ku-band and SBB capacity, and install more aircraft with our satellite solutions, while continuing to invest in research and development of satellite antenna and modem technologies. We will also continue to work with satellite service providers to influence the design and performance parameters of next generation satellites to provide near global coverage and increased satellite redundancy. We also continue to invest in research and development for next generation, spectrally efficient ATG solutions.

•	Invest in Operational Excellence. Gogo’s technology supports the largest fleet of connected aircraft in the world and we have acquired significant technological and operational know-how and developed long-term and robust supplier relationships. We plan to enhance our ability to install new equipment and upgrade our installed equipment and software, including installation of Gogo Vision, overnight upgrades to our ATG-4 technology, and installations and upgrades to Ku-band satellite technology, through our strategically located installation and maintenance teams and our advanced monitoring and remote software management capabilities.

Contracts with Airline Partners

In our CA business we enter into connectivity agreements with our airline partners that allow our ATG, satellite equipment and/or entertainment services to be installed, and the Gogo service provided, on their aircraft. Under these agreements, the airlines commit to have our equipment installed on some or all of the aircraft they operate, and we commit to provide Passenger Connectivity and/or entertainment services on such aircraft and to remit to the airlines a specified percentage of the service revenue that we generate. Under certain of our connectivity agreements, our airline partners will also become obligated to pay us monthly service fees for satellite-based connectivity service once the service becomes available on their aircraft. We have the exclusive right to provide Internet connectivity services on Gogo-installed aircraft throughout the term of the agreement in contracts with airline partners from which we derive a substantial majority of our CA revenue. The majority of our contracts with our airline partners have 10-year staggered terms, with expiration occurring on a fleet by fleet basis based on installation dates or on a contract basis, depending on the contract. Under our current contracts, the first expiration will occur in 2017 and the last in 2027.

Historically, our CA business has offered our airline partners a turnkey model, under which we provide the airline with the full range of our services, charge the passenger for Passenger Connectivity or Gogo Vision services and remit to the airline a specified percentage of passenger revenue. Under such model, for satellite-based connectivity services, the airline typically pays Gogo a monthly fee for network monitoring and management services. We have recently begun to offer and provide the airlines the additional option of an airline-directed model, whereby the airline partner has flexibility to determine which of the many end-to-end services it wants Gogo to provide and which services it wants to provide itself. For example, the airline may elect to assume responsibility for directly distributing in-flight connectivity and entertainment services to its passengers rather than using us as the distributor; in such case, we and the airline will determine a fee structure that compensates us for connectivity and the bandwidth consumed and any other services for which Gogo has responsibility.

Depending on the contract, installation and maintenance services may be performed by us and/or the airline. The agreements also vary as to who pays for installation and maintenance of the equipment. In addition, under contracts with airline partners from which we derive a substantial majority of our CA revenue, we are obligated, subject to certain limitations, to upgrade or improve the equipment installed on each such airline’s fleet, at our expense, if we provide connectivity services to another airline that constitute a material improvement with respect to the functionality and/or reliability of the connectivity service offered at that time to such airline partners. Under certain contracts, we may also incur additional obligations or our airlines may be entitled to greater portions of connectivity revenue based on the number of aircraft installed with our equipment and the timing of such installations. Our contracts with certain of our airline partners set forth specified timelines for the installation of certain equipment, and our failure to meet such timelines requires us to credit or pay our airline partners liquidated damages and/or cover a portion or all of the costs of installing alternative equipment on certain aircraft. See “Risk Factors—Risks Related to Our CA Business—A failure to maintain airline satisfaction with our connectivity equipment or the Gogo service could have a material adverse effect on our revenue and results of operations.” Our connectivity agreements with one of our airline partners, from which we derive a significant portion, but less than a majority, of our CA-NA segment revenue, entitles our airline partner to a higher connectivity revenue share if our service is available on a specified number of aircraft in our airline partner’s fleet.

The connectivity agreements require that Gogo and the airline engage in independent and joint marketing efforts intended to increase awareness and usage of our services. As of December 31, 2015, under agreements with five of our airline partners, the scope of the services that we provide has been expanded to include Gogo Vision and we are discussing with other airline partners the possibility of providing Gogo Vision on their installed fleets. We also provide under certain agreements content filtering and CAS, such as real-time credit card processing for passenger food and beverage purchases, flight crew access to real-time weather information, electronic flight bags and voice services in the cockpit.

Revenue from passengers using our service while flying on aircraft operated by Delta Air Lines accounted for approximately 28% of our consolidated revenue for the year ended December 31, 2015. We have three contracts with Delta. The contracts for ATG service on Delta Air Lines’ mainline and regional jet fleets expire on the 13-year anniversary of specified installation milestones. The mainline fleet expiration will occur in 2022 and the regional jet expiration will occur in 2025. Our contract with Delta Air Lines for Ku-band satellite service on its international fleet expires on March 1, 2027. Our contract with Delta Air Lines for 2Ku service expires on the earlier of the 10-year anniversary of a specified installation milestone that has not yet occured and February 2027. Revenue from passengers using the Gogo service while flying on aircraft operated by American Airlines

(including legacy US Airways aircraft) accounted for approximately 22% of our consolidated revenue for the year ended December 31, 2015. While American Airlines and US Airways have combined into one entity, we still have separate contracts for each legacy airline. Our contract with American Airlines for its domestic aircraft has different expiration dates for different fleet types. Generally the contract with respect to each fleet type expires on the 10-year anniversary of the date on which 90% of such fleet type has been installed with our ATG equipment, with the first expiration date occurring in 2018 and the last in 2025. Our contract with American Airlines for ATG-4 and Ku-band satellite service on its Airbus A320 and Boeing 737 fleets contract expires on the 10-year anniversary of the date on which we first charge passengers on its Airbus A320 fleet in connection with their use of our connectivity services. Our contract with US Airways for ATG-4 on its domestic aircraft expires in 2022. No other contract accounted for more than 10% of our consolidated revenue for the year ended December 31, 2015. Each of our contracts with Delta Air Lines and American Airlines allows the airline to terminate the contract should the percentage of passengers using the Gogo service on the airline’s flights not meet certain thresholds. We currently experience, and for the last four years have experienced, connectivity take rates in excess of those thresholds. Our contracts with Delta Air Lines and American Airlines also permit these airlines to terminate their contracts prior to expiration upon the occurrence of other certain contractually stipulated events, including the circumstance in which another company provides an alternate connectivity service that is a material improvement over Passenger Connectivity, such that failing to adopt such service would likely cause competitive harm to the airline, and we are unable to match the competitive offer in terms of price, technology and schedule. See “Risk Factors—Risks Related to Our CA Business—We are dependent on agreements with our airline partners to be able to access the passengers. Payments by these passengers for our services have provided, and we expect will continue to provide, a significant portion of our revenue. Our failure to realize the anticipated benefits from these agreements on a timely basis or to renew any existing agreements upon expiration or termination could have a material adverse effect on our financial condition and results of operations,” “Risk Factors—Risks Related to Our CA Business—If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our ability to maintain sufficient network capacity and our business could be materially and adversely affected” and “Risk Factors—Risks Related to Our CA Business—A failure to maintain airline satisfaction with our equipment or the Gogo service could have a material adverse effect on our revenue and results of operations.” If our contracts with Delta Air Lines or American Airlines were to be terminated for any reason, it would have a material adverse effect on our CA-NA segment.

Manufacturing, Installation and Maintenance

We have two manufacturing and assembly facilities and have fostered manufacturing, installation and maintenance relationships to provide quality service in our product offerings. Our CA and BA manufacturing activities take place at FAA-certified manufacturing and production facilities in Bensenville, Illinois and Broomfield, Colorado, respectively. The facilities are FAA-certificated repair stations and are operating in accordance with FAA-issued ratings and quality control systems, pursuant to FAA regulations. The repair stations’ authorized activities include receiving, inspecting, equipment and system testing, kitting, warehousing and completion of regulatory shipping documentation. We work with our airline partners and third-party vendors to install and maintain our equipment on aircraft. Some of our airline partners choose to use their own mechanics to provide installation and maintenance services, in which case we provide training and on-site installation support and logistics. Other airlines look to us for these services as all of our installation and maintenance vendors meet the certification requirements established by the airlines and the FAA.

Technology Infrastructure

Our proprietary ATG network and technology platform, consisting of both hardware and software in the aircraft and on the ground, have been designed and developed to create highly compelling user experiences and enable future domestic and international service and product growth, while managing the bandwidth and regulatory constraints associated with in-flight media and content delivery. We have developed sophisticated custom software and hardware that optimizes the air-to-ground link (direct air-to-ground and satellite-based) and traffic through the ability to monitor end-to-end network performance from the ground. Our network and systems architecture was designed to evolve with best of breed technologies and enable us to employ new technological innovations across our own ATG network and third-party satellite networks using Ku-band satellite service.

Our expenditures for research and development are charged to expense as incurred and totaled $50.1 million, $40.1 million and $32.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Our ATG Network

Since winning the FCC auction for the broadband (3 MHz) portion of the ATG spectrum in 2006, we have held the exclusive spectrum license that allows us to be the sole provider of in-flight broadband services in the United States based on a direct aircraft to ground link using spectrum reserved for ATG services. In the second quarter of 2013, we consummated the acquisition of LiveTV Airfone, LLC (“Airfone”), through which we acquired the FCC license for 1 MHz of ATG spectrum (“1 MHz FCC License”) held by LiveTV, LLC (“LiveTV”). In 2012, Industry Canada issued to our Canadian subsidiary the exclusive rights to use Canadian ATG spectrum for which SkySurf is the primary licensee (the “License Agreement”). The License Agreement has an initial term of ten years and is renewable at our option for an additional 10-year term following the initial expiration and thereafter for a further five-year term.

We have coverage over the continental United States and Canada. As of December 31, 2015, our ATG network in the continental United States and Canada consisted of approximately 250 cell sites (approximately 1,465 sectors). We expect to add more cell sites in each of the next several years to maintain efficient delivery of our growing mobile broadband services.

These sites are connected to our data centers, which are in turn connected to the Internet. This connectivity is provided by a state-of-the-art Multi-protocol Label Switching (“MPLS”) network and a flexible and scalable IP-based infrastructure. The cell sites were originally connected to the MPLS network using last mile copper (T1) facilities and microwave link where last mile copper-based facilities were not available. In 2012, we began converting the backhaul network from the cell sites to our data center to a fiber optic-based network (from copper T1 network) and by the end of 2014, the majority of the cell sites were converted to fiber.

On May 9, 2013, the FCC issued a notice of proposed rulemaking to designate spectrum in the 14.0-14.5 GHz band (the “14 GHz spectrum”) for the purpose of providing broadband connectivity, or ATG service, to aircraft flying within the contiguous United States. As a result of this rulemaking process, the FCC has prepared a draft order to auction off spectrum for ATG use, which spectrum would have greater capacity than our current spectrum and could be licensed to multiple parties. It is unclear whether and when the FCC will issue an order designating the 14 GHz spectrum for ATG use. If an auction of such spectrum is held, we may elect to participate.

We are currently exploring various options with respect to developing and implementing a next generation air-to-ground technology in order to increase bandwidth speeds and provide additional capacity in the contiguous United States. Our development and implementation of a next generation air-to-ground technology will require that we obtain rights to sufficient 14 GHz spectrum or other spectrum.

Our Satellite Networks

We have near-global Ku-band satellite service using service provided by our satellite capacity providers. We obtained our first 2Ku STC in late 2015, and 2Ku is expected to be commercially available to passengers in the first half of 2016. 2Ku employs two low-profile, highly efficient satellite antennas (one for transmission to the aircraft and the other for transmission from the aircraft) that provide twice the spectral efficiency of our Ku-band service and significantly improves coverage in equatorial regions and results in less drag and fuel burn as compared to other satellite alternatives. Our 2Ku satellite antennas can be used in conjunction with all Ku-band satellites in operation today. Additionally, today’s 2Ku is designed to be ready for the future with the ability to operate with spot beams and certain other Ku-band high throughput satellites (“HTS”), which have started to launch in 2016, and is compatible with approximately 180 Ku satellites operated by a variety of satellite operators.

Our Iridium service is supported by a network of 66 Iridium satellites in low-earth orbit. In addition, we launched SBB service in 2014, which is supported by three geostationary (Inmarsat I-4) satellites in orbit. Supported by three satellites, our high bandwidth JX offering is expected to become operational in 2016.

Our Airborne Network

Onboard the aircraft, users are connected to our service through the aircraft-based Wi-Fi network that is created by our installed airborne system. Our airborne network includes core module components (including an onboard server, or ACPU, wireless access points, or WAP, and optionally a content loading device, or CLD, and handsets for cockpit/crew use) and technology-specific communication components (including a modem, amplifier, antenna and radome). We leverage standard technology and components in our system where available and design our system by selecting, assembling and packaging components that can withstand temperature, pressure and vibration on aircraft in-flight. We are continuing to innovate and develop advanced technologies for storage, processing and connectivity for the in-cabin airborne network.

Our customized airborne network allows us to actively manage data traffic in order to mitigate capacity constraints through sophisticated bandwidth management, including by placing cached content directly on the airborne network, which increases the speed and quality of our service.

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

The NOC, located in our Chicago, Illinois facility, serves as the central location that monitors daily network operation, conducts network diagnostics and coordinates responses to any performance issues on the ground or in the air. The NOC provides 24 hours a day, 365 days a year management and surveillance of network performance and activities through the use of network management and reporting systems that interface with all network elements and have the ability to track the progress and status of all our equipped aircraft in-flight, regardless of the technology used to provide in-flight connectivity.

Competition

Commercial Aviation

Our key competitors include ViaSat, Panasonic Avionics Corp., Global Eagle Acquisition Corp./Row 44, Inc., OnAir, Thales/LiveTV, Inmarsat, Zodiac Inflight Innovations and Rockwell Collins/ARINC, all of which provide different technologies and strategies to provide in-flight connectivity and/or entertainment. Regardless of the delivery mechanism(s) used by us or our competitors, the in-flight Internet connectivity industry as a whole faces, and is expected to continue to face capacity constraints, which are expected to increase due to increased demand for in-flight Internet. We believe we are the only telecommunications company focused exclusively on the global aviation industry and addressing the connectivity requirements unique to an aircraft by building a global telecommunications infrastructure. We believe the key differentiating factors between us and our competitors include: technology solutions, geographical coverage, operational excellence, and service models offered to airlines. Specifically, the strategic priorities of each of our competitors varies, including technologies available for various aircraft types, the ability to offer in-flight Internet solutions as well as entertainment offerings, such as live television and traditional hard-wired in-flight entertainment systems, the ability to cost-effectively provide offerings on a global basis, the ability to manage capacity constraints, and the ability to offer, incorporate and manage new in-flight connectivity technologies and solutions as they become available.

Business Aviation

Gogo is the only equipment and service provider of all three networks: ATG, SBB and Iridium. We compete against both equipment and telecommunications service providers to the business aviation market, including International Communications Group and True North Avionics for Iridium hardware business, Rockwell Collins and Honeywell Aerospace for Inmarsat SBB hardware business, Satcom Direct for both Iridium and Inmarsat SwiftBroadband service, as well as for cabin router equipment, and ViaSat for Ku service. SmartSky Networks, Global Eagle Acquisition Corp. and Panasonic Avionics Corp. (with Astronics Aerosat Corporation) all recently announced their intention of entering the business aviation market.

Licenses and Regulation

Federal Aviation Administration

The FAA prescribes standards and certification requirements for the manufacturing of aircraft and aircraft components, and certifies and rates repair stations to perform aircraft maintenance, preventive maintenance and alterations, including the installation and maintenance of aircraft components. Each type of aircraft operated in the United States under an FAA-issued standard airworthiness certificate must possess an FAA Type Certificate, which constitutes approval of the design of the aircraft type based on applicable airworthiness standards. When a party other than the holder of the Type Certificate develops a major modification to an aircraft already type-certificated, that party must obtain an FAA-issued STC approving the design of the modified aircraft type. We regularly obtain an STC for each aircraft type operated by each airline partner on whose aircraft our equipment will be installed and separate STCs typically are required for different configurations of the same aircraft type, such as when they are configured differently for different airlines.

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

Foreign Aviation Regulation

According to international aviation convention, the airworthiness of FAA-certified Gogo equipment installed on U.S.-registered aircraft is recognized by civil aviation authorities (“CAAs”) worldwide. As a result, Gogo does not expect to require further airworthiness certification formalities in countries outside of the United

States for U.S.-registered aircraft that already have an STC issued by the FAA covering Gogo equipment. For aircraft registered with a CAA other than the United States, the installation of Gogo equipment requires airworthiness certification from an airworthiness certification body. Typically, the CAA of the country in which the aircraft is registered is responsible for ensuring the airworthiness of any aircraft modifications under its authority.

The FAA holds bilateral agreements with a number of certification authorities around the globe. Bilateral agreements facilitate the reciprocal airworthiness certification of civil aeronautical products that are imported/exported between two signatory countries. A Bilateral Airworthiness Agreement (“BAA”) or Bilateral Aviation Safety Agreement (“BASA”) with Implementation Procedures for Airworthiness (“IPA”) provides for airworthiness technical cooperation between the FAA and its counterpart civil aviation authorities. Under a BAA or BASA, the CAA of the aircraft’s country of registration generally validates STCs issued by the FAA and then issues a Validation Supplemental Type Certificate (“VSTC”). For countries with which the FAA does not have a BAA or BASA, Gogo must apply for certification approval with the CAA of the country in which the aircraft is registered. In order to obtain the necessary certification approval, Gogo will be required to comply with the airworthiness regulations of the country in which the aircraft is registered. Failure to address all foreign airworthiness and aviation regulatory requirements at the commencement of each airline partner’s service in any country in which they register aircraft when there are no applicable bilateral agreements may lead to significant additional costs related to certification and could impact the timing of our ability to provide our service on our airline partners’ fleet.

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

Our various services are regulated differently by the FCC. Our BA business provides some of its voice and data services by reselling the telecommunications services of two satellite operators. Because we provide these services on a common carrier basis, we are subject to the provisions of Title II of the Communications Act, which require, among other things, that the charges and practices of common carriers be just, reasonable and non-discriminatory. In addition, our BA division has launched an interconnected voice over Internet protocol (“VoIP”) service. The FCC applies many, but not all, of the same regulatory requirements to interconnected VoIP service as it does to common carrier telecommunications services.

We provide broadband Internet access to commercial airlines and passengers as Passenger Connectivity and to our Business Aviation customers as Gogo Biz. We offer this service in the continental United States through our own facilities, using a nationwide commercial air-ground radiotelephone license that operates in the 800 MHz band (the “ATG license”). We obtained and paid for this spectrum through an auction conducted by the FCC. See “—ATG License Terms and Conditions.”

Previously, our mobile wireless broadband Internet access services, including Passenger Connectivity and Gogo Biz, were classified as information services, and not as telecommunications services. Therefore, these services were not subject to FCC common carrier regulation. However, effective June 12, 2015, the FCC has reclassified mobile (and fixed) broadband Internet access services as Title II telecommunications services in an order released March 12, 2015 (“Open Internet Order”). The Open Internet Order also adopted broad new net neutrality rules. For example, broadband providers may not block access to lawful content, applications, services or non-harmful devices. Broadband providers also may not impair or degrade lawful Internet traffic on the basis of content, applications, services or non-harmful devices. In addition, broadband providers may not favor some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind, and they may not prioritize the content and services of their affiliates. Other than for paid prioritization, the rules contain an exception for “reasonable network management.” The Open Internet Order recognizes that whether a network management practice is reasonable varies according to the broadband technology involved, and provides more flexibility to implement network management practices in the context of Gogo’s capacity-constrained air-to-ground and satellite broadband networks.

The FCC order also imposes new disclosure requirements on broadband providers, including more granular network performance reporting requirements. These new requirements have not gone into effect and are subject to further Executive Branch review. Moreover, the FCC has temporarily exempted smaller providers, such as Gogo, from its enhanced disclosure requirements. The Consumer and Government Affairs Bureau released an order on December 15, 2015, extending the exemption until December 15, 2016. Until the disclosure requirements are finalized, we cannot assess what impact they will have on Gogo’s practices.

Our Internet access service has also been covered by the FCC’s data roaming rules, which require commercial mobile data service (“CMDS”) providers like Gogo to negotiate roaming arrangements with any requesting facilities-based, technologically compatible providers of CMDS. The rules do not give other providers the right to install equipment on Gogo-equipped aircraft, and do not require the Gogo service to be provided on a discounted basis, although the arrangement must be “commercially reasonable.” The rules allow us to take reasonable measures to safeguard the quality of our service against network congestion that may result from roaming traffic. The Open Internet Order did not alter Gogo’s obligations with respect to data roaming, but the FCC has committed to revisiting data roaming rules in the near term.

In addition, most of our services are subject to various rules that seek to ensure that the services are accessible by persons with disabilities, including requirements related to the pass-through of closed captioning for certain IP-delivered video content offered through our Gogo Vision service.

In addition to the ATG license, we hold other FCC licenses, including microwave licenses that are used for backhaul in our terrestrial network, two experimental licenses used for testing equipment, a non-exclusive license at 3650 MHz, which currently does not authorize operational use and would require registration with the FCC of transmitter site locations prior to commencing use, and the 1 MHz FCC License acquired in our acquisition of Airfone. We also hold a license for blanket authority to operate Ku-band satellite transceivers on up to 2,000 aircraft, which allows us to provide domestic and international broadband service (although some countries require additional authorizations of their own).

ATG License Terms and Conditions

The FCC issued our ATG license on October 31, 2006, for an initial 10-year term. We have satisfied our obligation under the license to provide “substantial service” to aircraft. Upon the expiration of the initial term of our license in October 2016, we may renew our license for additional ten-year terms at no additional cost. At the end of each term, to renew the license, we are required to file an application for renewal. If that application is challenged, the FCC will apply a preference, commonly referred to as a renewal expectancy, if we can demonstrate that we have both provided substantial service during the past license term and substantially complied with applicable FCC rules and policies and the Communications Act. In 2010, the FCC proposed to amend its license renewal rules to require more detailed renewal showings. That proposal remains pending.

Our 1 MHz FCC License obtained in 2013 from LiveTV was also originally issued on October 31, 2006, for a renewable ten year term, although there is no “substantial service” obligation that attaches to this license.

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

A bilateral ATG spectrum coordination agreement between the U.S. and Canada has been negotiated and approved and a similar agreement between the U.S. and Mexico is in the process of being negotiated. In 2012, Industry Canada issued to our Canadian subsidiary a subordinate license that allows us to use Canadian ATG spectrum of which SkySurf Communications Inc. is the primary licensee. In 2012, we entered into the License Agreement with SkySurf, which has an initial term of ten years commencing on August 14, 2012, and, provided that the primary spectrum license agreement issued by Industry Canada to SkySurf remains in effect at such dates, is renewable at our option for an additional 10-year term following the initial expiration and thereafter for a further five-year term. The renewal of the primary spectrum license will depend upon the satisfaction by Gogo and SkySurf of certain conditions set forth in the license, including, without limitation, a network build-out requirement. The term of the License Agreement, including the initial 10-year term and any renewals, is contingent on the effectiveness and renewal of the primary spectrum license, issued by Industry Canada to SkySurf on June 30, 2009, which expires on June 29, 2019.

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

Equipment Certification

We may not lease, sell, market or distribute any radio transmission equipment used in the provision of CA or BA services unless such equipment is certified by the FCC as compliant with the FCC’s technical rules. All certifications required for equipment currently used in the provision of our services have been obtained.

Privacy and Data Security-Related Regulations

As noted above, the Open Internet Order reclassified mobile (and fixed) broadband Internet access services as Title II telecommunications services. Certain statutory provisions of Title II now apply to broadband Internet access services, including provisions that impose consumer privacy protections such as Customer Proprietary Network Information (“CPNI”) requirements. The FCC is expected to initiate a separate rulemaking proceeding to adopt new CPNI and other privacy rules to govern broadband Internet access services. Until the rulemaking proceeding is complete, we cannot assess what impact, if any, it may have on our current practices, including our privacy and data security practices.

The services offered through our BA segment are also subject to CPNI rules that require carriers to comply with a range of marketing and privacy safeguards. These obligations focus on carriers’ access, use, storage and disclosure of CPNI. We believe we are in compliance with these rules and obligations, and we certify annually, as required, that we have established operating procedures adequate to ensure our compliance.

We are also subject to other federal and state consumer privacy and data security requirements. For example, Section 5 of the Federal Trade Commission (“FTC”) Act prohibits “unfair or deceptive acts or practices in or affecting commerce.” Although the FTC’s authority to regulate the non-common carrier services offered by communications common carriers has not been clearly delineated, FTC officials have publicly stated that they view the FTC as having jurisdiction over Internet service providers’ non-common carrier services. Some of our services are subject to the FTC’s jurisdiction. The FTC has brought enforcement actions under the FTC Act against companies that, inter alia: (1) collect, use, share, or retain personal information in a way that is inconsistent with the representations, commitments, and promises that they make in their privacy policies and other public statements; (2) have privacy policies that do not adequately inform consumers about the company’s actual practices; and (3) fail to reasonably protect the security, privacy and confidentiality of nonpublic consumer information.

We collect personally identifiable information, such as name, address, e-mail address and credit card information, directly from our users when they register to use our service. We also may obtain information about our users from third parties. We use the information that we collect to, for example, consummate their purchase transaction, to customize and personalize advertising and content for our users and to enhance the entertainment options when using our service. Our collection and use of such information is intended to comply with our privacy policy, which is posted on our website, applicable law, our contractual obligations with third parties and industry standards, such as the Payment Card Industry Data Security Standard. We are also subject to state “mini-FTC Acts,” which also prohibit unfair or deceptive acts or practices, along with data security breach notification laws requiring entities holding certain personal data to provide notices in the event of a breach of the security of that data. Congress has also been considering similar federal legislation relating to data breaches. A few states have also imposed specific data security obligations. These state mini-FTC Acts, data security breach notification laws, and data security obligations may not extend to all of our services and their applicability may be limited by various factors, such as whether an affected party is a resident of a particular state.

While we have implemented reasonable administrative, physical and electronic security measures to protect against the loss, misuse and alteration of personally identifiable information, cyber-attacks on companies have increased in frequency and potential impact in recent years and may be successful despite reasonable precautions and result in substantial potential liabilities.

As we expand our operations to include a physical international presence, or otherwise expand our collection of personally identifiable information of residents in other countries, we may be subject to the data protection regulations of the relevant countries. In addition, the December 15, 2015 General Data Protection Regulation proposed by the European Commission will increase the likelihood of the applicability of European data protection law to entities outside the European Union that, process personally identifiable information of European data subjects. In addition, certain countries have laws which restrict the transfer of personally identifiable information outside of such countries. For example, both Switzerland and the member states of the European Union impose restrictions on transferring data to countries that they do not deem to offer a similar standard of protection. The United States is a jurisdiction these countries do not deem adequate for purposes of cross-border personal data transfers.

Certain mechanisms apply under Swiss and Europe Union member state laws that permit the cross border transfer of personal information to countries that are not deemed adequate, such as the United States. However, on October 6, 2015, the Court of Justice of the European Union (“CJEU”), the European Union’s highest court, declared one of those mechanisms—the fifteen year EU-U.S. Safe Harbor Framework-invalid as a mechanism to legitimize transfers of personally identifiable information from the EU to the U.S., primarily on the grounds that U.S. Government surveillance activities render EU individuals’ personally identifiable information inadequately protected. Gogo is certified under the Safe Harbor Framework for personally identifiable information it processes for its voice and data service offerings and for employee information. The U.S. Government, EU member states, the European Commission, and the Article 29 Data Protection Working Party (a working group consisting primarily of EU data protection authorities that issues non-binding guidance that is influential on the EU data protection authorities’ regulatory and enforcement activities) are still assessing the implications of the CJEU decision. On October 16, 2015, the Article 29 Data Protection Working Party issued a statement calling for governments to negotiate a solution by the end of January 2016 and on February 2, 2016, the U.S. Department of Commerce and the European Commission announced they had reached agreement to replace the Safe Harbor agreement with a new EU-U.S. “Privacy Shield,” the terms of which have not yet been released. Gogo is assessing alternatives to the Safe Harbor Framework to legitimatize relevant cross-border data transfers. There is a risk that EU data protection authorities, as a result of the CJEU decision, may investigate or bring enforcement actions with criminal and administrative sanctions. Such actions could also damage our business and harm our reputation.

Truth in Billing and Consumer Protection

The FCC’s Truth in Billing rules generally require full and fair disclosure of all charges on customer bills for telecommunications services, except for broadband Internet access services. Thus, these rules apply to our satellite-based BA services. This disclosure must include brief, clear and non-misleading plain language descriptions of the services provided. States also have the right to regulate wireless carriers’ billing; however, we are not currently aware of any states that impose billing requirements on ATG services.

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

Foreign Government Approvals

In connection with our satellite service, we have implemented a process for obtaining any required authority needed to provide our service over the airspace of foreign countries, or verifying that no additional authorization is needed. Each country over which a Gogo-equipped aircraft flies has the right to limit, regulate (e.g., through a licensing regime) or prohibit the offering of our service. We may not be able to obtain the necessary authority for every country over which a partner airline flies. For some countries, we have not been and do not expect to be able to obtain a definitive answer regarding their potential regulation of our service, and we may incur some regulatory risk by operating over the airspace of these countries. Failure to comply with foreign regulatory requirements could result in penalties being imposed on Gogo and/or on its airline partners, allow our airline partners affected by such requirements to terminate their contract with us prior to expiration or, under a contract with one of our airline partners, require us to pay liquidated damages. See “Risk Factors—Risks Related to Our Technology and Intellectual Property and Regulation—Regulation by United States and foreign government agencies, including the FCC, which issued our exclusive ATG spectrum license, and the FAA, which regulates the civil aviation manufacturing and repair industries in the United States, may increase our costs of providing service or require us to change our services.” Moreover, even countries that have previously provided clearance for our service have the right to change their regulations at any time.

Seasonality

The demand for air travel, including business travel, is subject to significant seasonal fluctuations. We generally expect overall passenger opportunity to be greater in the second and third quarters compared to the rest of the year due to an increase in leisure travel offset in part by a decrease in business travel during the summer months and holidays. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Intellectual Property

We rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual restrictions to protect intellectual property and proprietary technology owned or used by us.

We have patented certain of our technologies in the United States and certain countries outside of the United States. As of December 31, 2015, our United States patents will expire at dates ranging from February 2019 to

June 2034, while our patents outside of the United States expire at dates ranging from August 2017 to December 2031. We do not believe our business is dependent to any material extent on any single patent or group of patents that we own. We also have a number of patent applications pending both in and outside of the United States and we will continue to seek patent protection in the United States and certain other countries to the extent we believe such protection is appropriate and cost-effective.

We consider our brands to be important to the success of our business and our competitive position. We rely on both trademark registrations and common law protection for trademarks. Our registered trademarks in the United States and certain other countries include, among others, “Gogo,” “Gogo Biz” and “Gogo Vision,” although we have not yet obtained registrations for our most important marks in all markets in which we currently do business or intend to do business in the future. Generally, the protection afforded for trademarks is perpetual, if they are renewed on a timely basis, if registered, and continue to be used properly as trademarks.

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

Employees

As of December 31, 2015, we had 1,073 employees, including 189 in engineering, 347 in network operations, 203 in sales and marketing, 234 in general and administrative and 100 in information technology. Of such employees, 248 are employed in our BA operations. None of our employees are represented by a labor union.

Corporate Information

Gogo Inc. is a holding company that does business through its subsidiaries. Our principal operating subsidiaries are Gogo LLC and Gogo Business Aviation LLC, which are direct, wholly-owned subsidiaries of Gogo Intermediate Holdings LLC. Our international business is conducted through a number of subsidiaries, including Gogo Air International Sàrl, a Swiss limited liability company and a direct wholly-owned operating subsidiary of Gogo International Holdings LLC.

Our principal executive offices are located at 111 N. Canal St., Suite 1500, Chicago, IL 60606. Our telephone number is (312) 517-5000. Our website addresses are www.gogoair.com and www.business.gogoair.com.

Available Information

Our websites are located at www.gogoair.com and www.business.gogoair.com, and our investor relations website is located at http://ir.gogoair.com. Our Proxy Statements, Annual Reports on Form 10-K, Quarterly

Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the investor relations web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

As of December 31, 2015, we had our equipment installed and provided our Gogo service to passengers on aircraft operated by seven airlines, and we had contracted to provide service on four additional airlines. For the years ended December 31, 2015, 2014, and 2013, the Gogo service we provide to passengers on commercial aircraft operated by our airline customers generated approximately 63%, 60% and 56% of our consolidated revenue, respectively. As of December 31, 2015, in addition to the 2,589 commercial aircraft on which we were providing service, we had contracts to install approximately 800 aircraft. Our growth is dependent on our ability to have our equipment installed on additional aircraft and increased use of the Gogo service on installed aircraft. Any delays in installations under these contracts may negatively affect our ability to grow our user base and revenue. In addition, we have no assurance that any of our current airline partners will renew their existing contracts with us upon expiration, or that they will not terminate their contracts prior to expiration upon the occurrence of certain contractually stipulated events. Contractual termination events include our bankruptcy and our material breach of contract, which in certain contracts is defined to include material breach of our service level agreements, and/or failure to achieve certain certification, equipment delivery, installation or other milestones within agreed-upon time frames. Several contracts with airline partners permit such airline to terminate the contract if the percentage of passengers using connectivity on such airline’s flights falls below certain negotiated thresholds. One contract with an airline partner from which we derive a significant portion, but less than a majority, of our CA-NA segment revenue permits such airline partner to terminate its contract with us if the airline’s revenue share falls below certain negotiated thresholds based on the airline’s costs incurred to provide the service and Gogo elects to not make the airline whole for such revenue share shortfall. Contracts with our airline partners from which we derive a significant portion, but less than a majority, of our CA-NA segment revenue allow those airlines to terminate a portion or all of their respective agreements after a specified time period upon the payment of a termination fee. Additionally, our contracts with American Airlines, Delta Air Lines, and certain other airline partners, from which we derive a majority of our CA-NA segment revenue, permit such airline partners to terminate all or a portion of their contracts with us if another company provides an alternate connectivity service that is a material improvement over Passenger Connectivity, such that failing to adopt such service would likely cause competitive harm to the airline, and we are unable to match the competitive offer in terms of price, technology and schedule. On February 4, 2016, we received a notification from American Airlines that it considers a competitor’s connectivity service to offer a material improvement over our ATG/ATG-4 service with respect to a portion of its fleet that we serve, representing approximately 200 of the approximately 950 American Airlines aircraft (including legacy US Airways aircraft) that we served as of December 31, 2015. To the extent that our airline partners terminate or fail to renew their contracts with us for any reason, our business prospects, financial condition and results of operations would be materially adversely affected.

Certain of our contracts with our airline partners include provisions that, under certain circumstances, entitle our airline partners to the benefit of certain more favorable provisions in other airline partners’ connectivity agreements, including terms related to termination, maintenance, service and pricing. These provisions, some of which have retroactive effect, may limit the benefits we realize from contracts containing such provisions. In addition, our inability to identify and offer improved terms to an airline partner in accordance with such a provision could negatively affect our relationship with that airline partner or give rise to a claim that we are in breach of such connectivity agreement.

A failure to maintain airline satisfaction with our equipment or the Gogo service could have a material adverse effect on our revenue and results of operations.

Our relationships with our airline partners are critical to the growth and ongoing success of our business. For the years ended December 31, 2015, 2014, and 2013, use of the Gogo service by passengers flying on Delta Air Lines aircraft accounted for approximately 28%, 26%, and 26%, respectively, of consolidated revenue. For the years ended December 31, 2015, 2014, and 2013 use of the Gogo service by passengers flying on American Airlines aircraft (including legacy US Airways aircraft) accounted for approximately 22%, 22%, and 23%, respectively, of consolidated revenue. At present, we have three separate contracts with American Airlines—two for the legacy American Airlines aircraft and one for the aircraft operated by US Airways prior to its merger into American Airlines. The merger has increased our dependence on the combined American Airlines entity. If our airline partners are not satisfied with our equipment or the Gogo service for any reason, including passenger dissatisfaction with the service as a result of capacity constraints, they may reduce efforts to co-market the Gogo service to their passengers, which could result in lower passenger usage and reduced revenue, which could in turn give certain airlines the right to terminate their contracts with us. In addition, airline dissatisfaction with us for any reason, including delays in obtaining certification for or installing our equipment or meeting our service level obligations, could negatively affect our ability to expand our service to additional airline partners or aircraft or lead to claims for damages, which may be material, or termination rights under existing contracts with our airline partners.

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

Providers of wireless connectivity services, including providers of in-flight connectivity services and particularly ATG providers, face certain limits on their ability to provide connectivity service, including escalating capacity constraints due to expanding consumption of wireless services and the increasing prevalence of higher bandwidth uses such as file downloads and streaming media content. The success of our CA business depends on our ability to provide adequate bandwidth to meet customer demands while in-flight. Our ATG network is inherently limited by the spectrum licensed and we are currently experiencing capacity constraints in the United States, particularly on certain flights where demand for our service is high and certain routes on which a number of aircraft are within range of the same cell site at one time, and we expect demand to continue to increase in the United States as penetration rates increase and our service becomes available on more aircraft. As part of our effort to alleviate such constraints, we are continuing to implement our “technology roadmap.” The roadmap is intended to increase our capacity demands through a number of improvements, including the implementation of ATG-4, our second generation air-to-ground technology, and the deployment of 2Ku, our next generation global satellite solution, which is expected to be available for passenger revenue services in the first half of 2016.

We began the roll-out of our ATG-4 service during the second half of 2012 and as of December 31, 2015, such service was available on 948 aircraft operated by six airline partners, with the pace of ATG-4 installations and upgrades expected to accelerate in 2016. However, the successful and timely execution of this roll-out depends on certain variables that are not within our control, including the decision by our other airline partners whether to upgrade to ATG-4 and the schedule for any such upgrades, which will be affected by availability of aircraft and the speed with which we are able to obtain STCs from the FAA for our ATG-4 equipment. We are obligated, under certain of our contracts with airline partners, to bear costs of upgrading certain aircraft from ATG to ATG-4 and our associated costs under such contracts are material. If we are unable to continue to upgrade aircraft to ATG-4 on a timely or cost-effective basis, or at all, our already significant capacity constraints in the United States will be exacerbated.

Our ATG-4 upgrades alone are not expected to completely alleviate current or expected capacity constraints. Accordingly, our technology roadmap is also intended to augment existing ATG capacity by adding 2Ku-service on certain aircraft and routes. The successful and timely development and implementation of our 2Ku solution is subject to various risks and uncertainties as described in this Risk Factors section under the heading “—We may be unsuccessful or delayed in deploying our 2Ku technology.” In addition, there is no guarantee that the use of satellite technology, including through the use of 2Ku, will effectively alleviate current or future capacity constraints. Implementation of satellite solutions will depend on the availability of capacity from satellite service providers, regulatory approvals for aeronautical services using those satellites, the installation of satellite equipment on aircraft, and demand from our airline partners for new installations of satellite equipment. We have experienced delays in obtaining FAA approvals for certain components of our Ku-band equipment. Further, we may experience unanticipated delays, complications, and expenses in implementing, integrating, and operating our systems using these new technologies. Any interruptions in operations during periods of implementation could adversely affect our ability to maintain satisfactory service levels, properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction, reputational harm, termination of key contracts and delayed or reduced cash flow.

We are currently exploring various options with respect to developing and implementing a next generation air-to-ground technology intended to further augment capacity in the contiguous United States. The inclusion of any such technology in our technology roadmap will require, among other things, that we obtain additional spectrum. There can be no assurances that we will be successful in obtaining additional spectrum on terms acceptable to us or at all. Should we pursue the development and implementation of such technology, the success of such efforts will be subject to numerous risks and uncertainties. In addition, there is no guarantee that the deployment of such technology, alone or together with ATG-4 and 2Ku, will effectively alleviate future capacity constraints. We utilize a number of additional means to ensure our network meets passenger expectations, including the creation of effective price plans intended to calibrate usage while maximizing Gogo service revenue, and sophisticated bandwidth management tools, including through the use of bandwidth management software, provided under a third party contract, which, if terminated for any reason or expired and not renewed or replaced, could adversely impact our ability to meet increasing capacity demands.

We may in the future face capacity constraints internationally. There is no guarantee that our technology roadmap or the other means we utilize to manage our networks will be sufficient to alleviate capacity constraints in the United States or internationally. If we fail to meet our capacity demands, it could harm our reputation with customers, certain airline partners could terminate their contracts with us for a failure to meet our service level agreements or we could be unable to enter into new contracts with other airline partners, and our business prospects and results of operations may be materially adversely affected.

On February 26, 2015, the FCC reclassified mobile (and fixed) broadband Internet access services as Title II telecommunications services and adopted broad new net neutrality rules. Such actions may constrain our ability to manage our network and make it more difficult for us to meet capacity demands. For example, broadband providers may not block access to legal content, applications, services, or non-harmful devices or impair or degrade lawful Internet traffic on the basis of content, applications, services, or non-harmful devices. The rules contain an exception for “reasonable network management.” We believe that our network management practices are reasonable under the FCC’s rules, but regulators may disagree with our interpretations.

Our business is highly dependent on the airline industry, which is itself affected by factors beyond the airlines’ control. The airline industry is highly competitive and sensitive to changing economic conditions.

Our business is directly affected by the number of passengers flying on commercial aircraft, the financial condition of the airlines and other economic factors. If consumer demand for air travel declines, including due to increased use of technology such as videoconferencing for business travelers, or the number of aircraft and flights shrinks due to, among other reasons, reductions in capacity by airlines, the number of passengers available to use the Gogo service will be reduced, which would have a material adverse effect on our business and results of operations. Unfavorable general economic conditions and other events that are beyond the airlines’ control, including higher unemployment rates, higher interest rates, reduced stock prices, reduced consumer and business spending, outbreaks of communicable diseases and terrorist attacks or threats could have a material adverse effect on the airline industry. A general reduction or shift in discretionary spending could result in decreased demand for leisure and business travel and lead to a reduction in airline flights offered and the number of passengers flying. Consolidation within the airline industry could also adversely affect our relationships with our existing airline partners or lead to Gogo-equipped aircraft being taken out of service. Further, unfavorable economic conditions could also limit airlines’ ability to counteract increased fuel, labor or other costs though raised prices. Our airline partners operate in a highly competitive business market and, as a result, continue to face pressure on offerings and pricing. These unfavorable conditions and the competitiveness of the air travel industry could cause one or more of our airline partners to reduce expenditures on passenger services including deployment of the Gogo service or file for bankruptcy. If one or more of our airline partners were to file for bankruptcy, bankruptcy laws could give them rights to terminate their contracts with us, they could reduce their total fleet size and capacity and/or their total number of flights, and/or they could attempt to renegotiate the terms of their contracts with us including their revenue share percentage. Any of these events would have a material adverse effect on our business prospects, financial condition and results of operations.

We may not be able to grow our business with current airline partners or successfully negotiate agreements with airlines to which we do not currently provide the Gogo service.

We are currently in negotiations or discussions with certain of our airline partners to provide our equipment and the Gogo service on additional aircraft in their fleets. We have no assurance that these efforts will be successful. We are also in discussions with other airlines to provide our equipment and the Gogo service to some or all of the aircraft flying North American or international routes. Negotiations with current and prospective airline partners require substantial time, effort and resources. The time required to reach a final agreement with an airline is unpredictable and may lead to variances in our operating results from quarter to quarter. We may ultimately fail in our negotiations and any such failure could harm our results of operations due to, among other things, a diversion of our focus and resources, actual costs and opportunity costs of pursuing these opportunities. In addition, the terms of any future agreements could be materially different and less favorable to us than the terms included in our existing agreements with our airline partners. To the extent that any negotiations with current or potential airline partners are unsuccessful, or any new agreements contain terms that are less favorable to us, our growth prospects could be materially and adversely affected.

Competition from a number of companies, as well as other market forces, could result in price reduction, reduced revenue and loss of market share and could harm our results of operations.

We face strong competition from satellite-based providers of broadband services that include in-flight connectivity and in-flight entertainment, including live television services. Competition from such providers has had in the past and could have in the future an adverse effect on our ability to maintain or gain market share. While as of December 31, 2015, we provided the Gogo service to approximately 66% of all Internet-enabled North American commercial aircraft, the increased availability, development and adoption of satellite-based services by commercial airlines in North America and the rest of the world has and will continue to put additional pressure on our ability to maintain our market leading position, and we expect our market share to decline as our competitors install more aircraft with their systems in the U.S. and internationally. Five major North American airlines, provide Internet connectivity service supplied by our competitors on all or a portion of their fleets. Some of our competitors are larger, more diversified corporations and have greater financial, marketing, production, and research and development resources. As a result, they may be better able to withstand the effects of pricing pressures or periodic economic downturns or may offer a broader product line to customers, including services we do not currently provide, such as factory line-fit capabilities, and/or may not provide in the future. In addition, while we are currently the only provider of ATG service in North America, existing or potential competitors, including a supplier on whom we rely for critical components of our ATG and ATG-4 networks, may attempt to provide a similar service over a ground-based network using spectrum not currently designated for air-to-ground services. For example, on May 9, 2013 the FCC granted a petition for rulemaking filed by such supplier and issued a notice of proposed rulemaking soliciting comments on a proposal to make additional spectrum available for air-to-ground network connectivity. Competition within the in-flight broadband Internet access and in-cabin digital entertainment markets may also subject us to pricing pressures in terms of both passenger retail pricing and our negotiations with airlines. Pricing passenger service at too high a level could adversely affect the rate of consumer acceptance for the Gogo service, while increased competition for airline partners and aircraft or other market forces could force us to lower our prices or lose market share and could adversely affect growth prospects and profitability. In addition, to the extent that competing in-flight connectivity or entertainment services offered by commercial airlines that are not our airline partners are available on more aircraft or offer improved quality or reliability as compared to the Gogo service, our business and results of operations could be adversely affected. Competition could increase our sales and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. A failure to effectively respond to established and new competitors could have a material adverse impact on our business and results of operations.

Our CA business has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

Prior to August 2008, our operations were limited to our BA segment. We launched our Passenger Connectivity service in August 2008. In addition, both Gogo Vision and our in-flight platform were not launched until the second half of 2011. Further, our expansion of our CA business internationally began in the first quarter of 2014. The limited operating history of our CA business and particularly, our CA-ROW segment, may make it difficult to accurately evaluate the CA business and predict its future performance, and the growth of our CA-NA segment since inception is not necessarily indicative of potential future growth. Any assessments of our current business and predictions that we or you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our business and increase deployment of the Gogo service. If we do not address any of the foregoing risks, our business could be harmed.

We face limitations on our ability to grow our domestic operations which could harm our operating results and financial condition.

Our addressable market and our ability to expand domestically are inherently limited by various factors, including limitations on the number of U.S. commercial airlines with which we could partner, the number of planes in which our equipment can be installed, the passenger capacity within each plane and the ability of our network infrastructure or bandwidth to accommodate increasing capacity demands. Expansion is also limited by our ability to develop new technologies and successfully implement our technology roadmap on a timely and cost-effective basis, as well as our ability to mitigate network capacity constraints through, among other things, the licensing of additional spectrum. Our growth may slow, or we may stop growing altogether, to the extent that we have exhausted all potential airline partners and as we approach installation on full fleets and maximum penetration rates on all flights. In such circumstances, to continue to grow our domestic revenue, we would have to rely on customer and airline partner adoption of currently available and new or developing services and additional offerings, including Gogo Vision, Gogo TV, various services made possible by our in-flight platform, and Connected Aircraft Services. We cannot assure you that we will be able to profitably expand our existing domestic presence and, if we fail to do so, our business and results of operations could be materially adversely affected.

We may be unsuccessful in expanding our operations internationally.

Our efforts to expand the services provided by our CA business to aircraft flying internationally began in the first quarter of 2014. Our ability to grow and achieve profitability in our international business involves various risks, including the need to invest significant resources in unfamiliar markets, the amount of which investment is subject to certain limitations under our amended and restated senior term facility and may be limited by economic and financial market conditions, and the possibility that we may not realize a return on our investments in the near future or at all. In addition, we have incurred and expect to continue to incur significant expenses before we generate any material revenue in these new markets. Under our agreements with providers of satellite capacity, we are obligated to purchase bandwidth for specified periods, as much as six years in advance. If we are unable to generate sufficient passenger demand or airline partners to which we provide satellite service to their aircraft terminate their agreements with us for any reason during periods for which we have prepaid, we may incur satellite costs in excess of connectivity revenue generated through such satellites. Further, our expansion plans require significant management attention and resources and our CA business has limited experience in selling our solutions in international markets or in conforming to local cultures, standards or policies. Certain of our competitors, including current providers of satellite service, have more experience than we do in the international commercial airline connectivity and in-flight entertainment markets. As a result, such competitors may have pre-existing relationships with international airlines, may have obtained regulatory approvals in foreign jurisdictions or may already offer their equipment as standard, line-fit options on aircraft types, which may negatively affect our ability to enter into agreements with new international airline partners. Expansion of international marketing and advertising efforts could lead to a significant increase in our marketing and advertising expenses and would increase our customer acquisition costs. We may not be able to compete successfully in these international markets, and we may be unable to enter into agreements on favorable terms, if at all, to provide connectivity services to international fleets of our existing North American airline partners and to new international airline partners. In addition, our ability to expand will be limited by the demand for in-flight broadband Internet access in international markets. Any failure to compete successfully in international markets could also negatively impact our reputation and domestic operations.

Our current and future international operations may fail to succeed due to risks inherent in foreign operations, including:

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

Our technology roadmap calls for the continued roll-out of Ku-band satellite service via our Ku and 2Ku technologies. To the extent that our satellite service providers do not satisfy our or our airline partners’ needs for any reason, our agreements with our satellite service providers do not yield the expected benefits, we fail to meet sales targets and other milestones set forth in the agreements or we otherwise fail to maintain a good working relationship with our satellite service providers, our current or future providers of satellite service may be unable to support our current international expansion plans. In addition, to the extent we enter into additional contracts to provide satellite-based connectivity service to airline partners, we will be required to secure additional satellite capacity, which may not be available on commercially reasonable terms, or at all. If we do not secure sufficient satellite capacity, we may be unable to meet the connectivity needs of passengers or the minimum service level requirements specified in our connectivity agreements, which could cause us to be in breach of our connectivity agreements and otherwise negatively affect our ability to successfully develop our international business.

We may be unsuccessful or delayed in deploying our 2Ku technology.

Our next generation 2Ku solution, which offers additional bandwidth and improved speeds for our connectivity service, is expected to be commercially available to commercial aircraft during the first half of 2016. Since our 2Ku service is currently in the testing phase and has yet to be deployed for commercial use, there can be no assurance that such technology will perform as expected or be deployed on our current timeline, due to, among other things, the failure of any 2Ku-related technology and equipment to perform as expected, problems arising in the manufacturing process, our reliance on single-source suppliers to provide certain necessary components and delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. In addition, other providers of satellite-based connectivity services currently have services available for commercial deployment that are intended to compete directly with 2Ku, and airlines may choose to adopt such a service over 2Ku. We currently have agreements with four airlines to provide 2Ku to all or a portion of such airlines’ fleets. The failure of 2Ku to perform as expected, or significant delays in our ability to deploy it, could result in material breaches of such agreements which could in turn result in termination of such agreements and liability to Gogo. In addition, three airlines have agreed or announced their intent to conduct 2Ku trials or enter into definitive agreements with us. If 2Ku fails to perform as expected or its commercial availability is significantly delayed as compared to the timelines for which we have contracted, our business, business prospects and results of operations may be materially adversely affected. In addition, our failure to timely deliver 2Ku could have a material adverse effect on our ability to alleviate capacity constraints in our network. See also “—We are experiencing network capacity constraints in the United States and expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our ability to maintain sufficient network capacity and our business could be materially and adversely affected.”

We may be unsuccessful in generating or increasing revenue from Gogo Vision, our in-flight platform, Gogo Text & Talk, Gogo TV, Connected Aircraft Services and other services that we may offer in the future.

The future growth prospects for our CA business depend, in part, on airlines or passengers paying for Gogo Vision on-demand video services, on revenue from advertising fees and e-commerce revenue share arrangements, on passenger purchases of goods and services through the in-flight portal, and on revenue from Gogo Text & Talk, Gogo TV and Connected Aircraft Services. Our ability to generate revenue from such services and other services we may offer in the future depends on:

•	growth of our customer base;

•	rolling out Gogo Vision or such other services on more aircraft and with additional airline partners and increasing passenger adoption;

•	our customer base being attractive to media partners;

•	establishing and maintaining beneficial contractual relationships with media partners whose content, products and services are attractive to airline passengers;

•	our ability to customize and improve services in response to trends and customer interests; and

•	our ability to develop and monetize Connected Aircraft Services as described below under “—We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including our Connected Aircraft Services.”

If we are unsuccessful in generating or increasing revenue from these services and our in-flight platform, our future growth prospects could be materially and adversely affected.

We may not be successful in our efforts to develop and monetize new products and services that are currently in development, including our Connected Aircraft Services.

In order to continue to meet the evolving needs of our airline partners and customers, we must continue to develop new products and services that are responsive to those needs, including Connected Aircraft Services. Our ability to realize the benefits of these services, including monetizing our services at a profitable price point, depends, in part, on the adoption and utilization of operational applications by airlines, other aircraft operators and other companies in the aviation industry such as aircraft equipment suppliers, and we cannot be certain that airlines, other aircraft operators and others in the aviation industry will adopt such offerings in the near term or at all. We also expect to continue to rely on third parties to develop and offer the operational applications to be used to gather and process data transmitted on our network between the aircraft and the ground, and we cannot be certain that such applications will be compatible with our network or onboard equipment or otherwise meet the needs of airlines or other aircraft operators. If we are not successful in our efforts to develop and monetize new products and services, including our Connected Aircraft Services, our future business prospects, financial condition and results of operations would be materially adversely affected.

The merger of American Airlines and US Airways could have a material adverse effect on our revenue and results of operations.

On December 9, 2013, American Airlines and US Airways merged into American Airlines Group, Inc. Both American Airlines and US Airways are our airline partners. The impact of the merger is still inherently uncertain, and could result in reductions or other changes to the airlines’ fleets, including the elimination of their older or less efficient aircraft and the elimination of aircraft on duplicative routes, which may represent a material portion of their Gogo-equipped fleets, or taking planes scheduled for installation of Gogo equipment out of service. Our future revenue may decrease and our growth prospects and results of operations could be materially adversely affected to the extent that aircraft eliminated from service are not proximately replaced with new Gogo-equipped aircraft.

A future act or threat of terrorism, cyber-security attack or other events could result in a prohibition on the use of Wi-Fi enabled devices on aircraft.

A future act of terrorism or cyber-security attack on an aircraft, the threat of such acts or unrelated airline accidents could have an adverse effect on the airline industry. In the event of a terrorist attack or threat, cyber-security attack or threat or unrelated airline accident, the industry would likely experience significantly reduced passenger demand. The U.S. federal government or foreign governments could respond to such events by prohibiting the use of Wi-Fi enabled devices on aircraft, which would eliminate demand for our equipment and service. In addition, any association or perceived association between our equipment or service and the threat of terrorism, cyber-security attacks or accidents involving aircraft on which our equipment or service operates would likely have an adverse effect on demand for our equipment and service. Reduced demand for our products and services would adversely affect our business prospects, financial condition and results of operations.

Air traffic congestion at airports, air traffic control inefficiencies, weather conditions, such as hurricanes or blizzards, increased security measures, new travel-related taxes, the outbreak of disease or any other similar event could harm the airline industry.

Airlines are subject to cancellations or delays caused by factors beyond their control. Cancellations or delays due to weather conditions or natural disasters, air traffic control problems, including work stoppages or reduced government funding, breaches in security, outbreaks of communicable diseases or other factors could reduce the number of passengers on commercial flights and thereby reduce demand for the Gogo service and harm our business, results of operations and financial condition.

Risks Related to Our BA Business

Equipment sales to OEMs and after-market dealers account for a substantial portion of our revenue and earnings in the BA segment, and the loss of an OEM or dealer customer could materially and adversely affect our business and profitability.

Revenue from equipment sales on contracts with OEMs and after-market dealers accounted for more than 40% of revenue generated by our BA segment for each fiscal period presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Almost all of our contracts with our OEM and dealer customers are terminable at will by either party and do not obligate our customers to purchase any of our equipment or services. If a key OEM or dealer terminates its relationship with us for any reason or our contract expires and is not renewed our business and profitability could be materially and adversely affected.

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

Our BA equipment and service are sold in highly competitive markets. Some of our competitors are larger, more diversified corporations and have greater financial, marketing, production, and research and development resources. As a result, they may be better able to withstand pricing pressures and the effects of periodic economic downturns or may offer a broader product line to customers. Our operations and financial performance will be negatively impacted if our competitors:

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

For the years ended December 31, 2015, 2014, and 2013, approximately 65%, 66%, and 64% of the equipment revenue, respectively, and approximately 88%, 85%, and 77% of the service revenue, respectively, for our BA segment was attributable to the sale of ATG equipment and subscriptions for our Gogo Biz in-flight broadband Internet service. As such, many of the risks described above relating to our CA business and the Gogo service could also have a material adverse effect on our BA business, including expected capacity constraints on our network in the near-term, our ability to successfully implement technology enhancements to our network and our ability to successfully develop and deploy new products and services and generate revenue and profits from the sale of such products and services.

Risks Related to Our Technology and Intellectual Property and Regulation

Our CA-NA and BA businesses are dependent on our right to use spectrum exclusively licensed to us.

In June 2006, we purchased at FCC auction an exclusive ten-year, 3 MHz license for ATG spectrum that expires in October 2016, and in April 2013, as part of our acquisition of Airfone, we acquired an additional 1MHz ATG spectrum license that expires in October 2016. Prior to expiration of the initial license terms, we expect to apply to renew our licenses for additional ten-year terms without further payment. Any breach of the terms of our FCC licenses or FCC regulations including foreign ownership restrictions, permitted uses of the spectrum and compliance with FAA regulations, could result in the revocation, suspension, cancellation or reduction in the term of our licenses or a refusal by the FCC to renew the licenses upon expiration. Further, in connection with an application to renew our licenses upon expiration, a competitor could file a petition opposing such renewal on anti-competitive or other grounds. Our ability to offer in-flight broadband Internet access through our ATG service currently depends on our ability to maintain rights to use the 3MHz ATG spectrum in the U.S. and our failure to do so would have a material adverse effect on our business and results of operations. Our ability to meet increasing capacity demands and expand our service offerings in the United States will depend in part upon our ability to obtain sufficient rights to use additional means to provide in-flight Internet connectivity including spectrum for ATG or satellite, such as, for example, successful participation in the potential FCC auction of the 14 GHz spectrum, to the extent we elect to participate in such auction. Obtaining such spectrum can be a lengthy and costly process. We may not be able to license or maintain the spectrum necessary to execute our business strategy.

While our spectrum license allows us to be the exclusive provider of ATG broadband connectivity in the United States, additional ATG spectrum may become available in the United States or internationally in the future.

While we are currently the only provider of ATG service in the United States, the FCC may in the future decide to auction additional spectrum for ATG use that is not currently designated for that purpose, or a competitor could develop technology or a business plan that allows it to cost effectively use spectrum not specifically reserved for ATG, but on which ATG use is not prohibited, to provide broadband connectivity. On May 9, 2013, the FCC issued a notice of proposed rulemaking with respect to the 14 GHz spectrum. As a result of this rulemaking process, the FCC has prepared a draft order to auction off spectrum for ATG use and if such auction occurred and we failed to adequately secure rights to such additional spectrum, the additional ATG spectrum, which would have greater capacity than our current spectrum, could be held by, or available for license to, one or more of our existing competitors or new entrants. In order to remain competitive, we may have to make significant expenditures to purchase or lease spectrum that is currently held by other licensees or that is newly auctioned for ATG use including the 14 GHz spectrum. It is unclear whether and when the FCC will issue an order designating the 14 GHz spectrum for ATG use. If an auction of such spectrum is held, we may elect to participate. We are currently exploring various options with respect to developing and implementing a next generation air-to-ground technology in order increase bandwidth speeds and provide additional capacity in the contiguous United States. Our development and implementation of next generation air-to-ground technology will require that we obtain rights to sufficient 14GHz or other spectrum.

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

While our international competition currently consists of satellite-based interconnectivity services, discussions are occurring in the European Union and elsewhere regarding the possible allocation of spectrum for ATG service and one such competitor has announced that it is planning to launch a European air-to-ground network or hybrid ATG/S-band inflight connectivity service in Europe. In the event that spectrum becomes available in one or more regions for such purpose and is acquired by our existing competitors or new entrants, we could face competition from such providers in such regions.

We face specific risks related to the provision of telecommunications and data services by satellite, capacity providers and equipment suppliers.

We rely on third-party suppliers for services and equipment that we use to provide satellite telecommunication and connectivity services to commercial airline passengers and business aviation customers. We generated approximately 7%, 7%, and 7% of total BA segment revenue from subscriptions for voice and data services provided via satellite for the years ended December 31, 2015, 2014, and 2013, respectively. These voice and data services are provided in our BA segment through the resale on a non-exclusive basis of satellite-based telecommunications and data services owned and operated by third parties. We currently rely on two satellite partners to provide these services to our BA customers and have a number of satellite resellers as our competitors. Our agreements with our BA satellite partners are short-term in nature and one is subject to termination for convenience on 90 days’ notice.

We also have agreements with several CA satellite partners to provide Ku-band satellite service on a non-exclusive basis. Service is typically provided through individual service orders for specified transponders, which range in duration from one to six years. If any of these agreements were terminated or not renewed upon expiration, or if any of our satellite partners fail to obtain, or lose, necessary regulatory authorizations, we could face material delays or interruptions in the provision of service to our customers that rely on satellite service for connectivity or other voice and data services. If our agreements with any of our satellite partners were terminated or expired and were not renewed, we may not be able to find alternative satellite partners on terms that are acceptable to us, or at all. Certain of our agreements with satellite service providers commit us to purchase bandwidth up to five years in advance, which may exceed passenger demand and require us to incur unnecessary costs. See “—We may be unsuccessful in expanding our operations internationally.”

We also have agreements with third parties to provide the equipment, including radomes, antennas and modems, necessary for us to supply our Ku-band satellite service, and such agreements either renew automatically from year to year or have not less than 10-year terms.

If any of our Ku or 2Ku supplier agreements, or any other agreement with equipment providers, were terminated for any reason or expired and were not renewed, or the equipment was not provided for in a timely basis or of a reliable quality, we may not be able to find alternative equipment providers on terms that are acceptable to us, or at all, which could delay our ability to roll out our satellite service to airline partners and adversely impact our business and results of operations. In addition, we are required to obtain regulatory approvals for the provision of satellite service from certain foreign telecommunications regulatory bodies.

Our agreements with satellite providers and equipment suppliers may contain terms, such as those related to termination, pricing and service levels that are not consistent with our obligations under our connectivity agreements with airline partners that rely on such satellite service or equipment for connectivity. Such misalignment could cause us to be in breach of such connectivity agreements, and we may be unable to seek indemnification for such losses from our satellite service providers and equipment providers. Further, if our satellite partners or equipment providers were to increase the fees they charge us for resale of their services and we could not pass these increased costs on to our customers, it would increase our cost of service revenue and adversely impact our business and results of operations.

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

Our operations and services depend upon the extent to which our equipment and the equipment of our third-party network providers is protected against damage or interruption from fire, floods, earthquakes, tornados, power loss, solar flares, telecommunication failures, break-ins, acts of war or terrorism and similar events. The capacity, reliability and security of our network infrastructure are important to the operation of our business, which would suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities. Our networks and those of our third-party service providers may be vulnerable to these attacks and unauthorized access. In addition, the satellites upon which we rely for current and will rely for future services are and will be subject to significant operational risks while in orbit. These risks include malfunctions, which have occurred and may occur in the future as a result of various factors, such as satellite design and manufacturing defects, problems with the power or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. Damage to our or third parties’ networks could cause interruptions in the services that we provide. Such interruptions in our services could have a material adverse effect on service revenue, our reputation and our ability to attract or retain customers.

We rely on single source service providers for certain critical components of our networks and operations.

We rely on single source suppliers for a number of critical components of our ATG, Ku and 2Ku networks and operations. For example, we purchase all of the aircards used for our ATG and ATG-4 equipment from a single provider, an affiliate of which we believe holds all of the patents for these components. If we are required to find one or more alternative suppliers for aircards or any other component for which we may rely on a single source supplier, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all. Additionally, we purchase equipment for all of the base stations used at our cell-sites from a single provider. The base stations used at our cell-sites may require six to nine months lead time to produce and are highly integrated with other components of our network. If we needed to seek one or more alternate suppliers for our base stations, we estimate that it could take up to two years or more before any such alternate supplier could deliver a component that meets our network requirements. We also license all of our ATG-4 bandwidth optimization software from a single provider. If we are required to find one or more alternative suppliers for this or comparable software, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all.

With respect to our Ku satellite service, we rely on several single source providers to provide the equipment, including the radome, antenna and modem. With respect to 2Ku, we rely on single source suppliers to provide the antenna and modem required to operate the system, and such providers own the associated intellectual property. If we were required for any reason (including termination of the contract by the supplier or termination by us as a result of the supplier’s failure to perform as required), we estimate that it could take up to two years to replace certain equipment suppliers. Delays in finding and contracting with alternative suppliers would significantly delay or suspend our ability to roll out our satellite service to airline partners and adversely impact our business, financial condition and results of operations.

In addition, if we are required to find one or more alternative suppliers for any of these single-provider components, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all, which could adversely impact our ability to roll out our satellite-based service with our current or future airline partners. The lack of alternative suppliers could lead to higher prices and a failure by any of our single source providers to continue to produce the component, or to otherwise fulfill its obligations, could have a material adverse effect on our business, results of operations, and financial condition.

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

We or our technology suppliers may be unable to continue to innovate and provide products and services that are useful to consumers, airlines and other aircraft operators.

The market for our services is characterized by evolving technology, changes in customer, airline and aircraft operator needs and frequent new service and product introductions. Our future success will depend, in part, on our and our suppliers’ ability to continue to enhance or develop new technology and services, including operational requirements of commercial airlines and business aircraft owners and operators and applications that meet customer needs and enhance operational efficiency on a timely and cost-effective basis. If we or our suppliers fail to adapt quickly enough to changing technology, customer requirements and/or industry standards, our service offerings may fail to meet customer, airline and aircraft operator needs or regulatory requirements. We may have to invest significant capital to keep pace with innovation and changing technology, which could negatively impact our results of operations.

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

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies, domain names and similar intellectual property as important to our success. We rely on trademark, copyright and patent law, trade secret protection, and confidentiality agreements with our employees, vendors, airline partners, customers and others to protect our proprietary rights. We have sought and obtained patent protection for certain of our technologies in the United States and certain other countries. Many of the trademarks that we use (including marks we have applied to register) contain words or terms having a somewhat common usage, such as “Gogo” and “Gogo Vision” and, as a result, we may have difficulty registering them in certain jurisdictions. We do not own, for example, the domain www.gogo.com and we have not yet obtained registrations for our most important marks in all markets in which we may do business in the future, including China and India. If other companies have registered or have been using in commerce similar trademarks for services similar to ours in foreign jurisdictions, we may have difficulty in registering, or enforcing an exclusive right to use, our marks in those foreign jurisdictions.

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

Our products contain complex systems and components that could contain errors or defects, particularly when we incorporate new technology. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. Such events could result in significant expenses, disrupt sales and affect our reputation and that of our products. If our on-board equipment has a malfunction, or there is a problem with the equipment installation, which damages an airplane or impairs its on-board electronics or avionics, significant property loss and serious personal injury or death could result. Any such failure could expose us to substantial personal injury claims, product liability claims or costly repair obligations. In particular, the passenger jets operated by our airline partners are very costly to repair and therefore the damages in any product liability claims could be material. We carry aircraft and non-aircraft product liability insurance consistent with industry norms. However, this insurance coverage may not be sufficient to fully cover the payment of any claims. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. Further, we indemnify most of our airline partners for losses due to third-party claims and in certain cases the causes for such losses may include failure of our products. Our business, financial condition and results of operations would also be materially adversely affected should we be required by the FAA or otherwise to cease providing the Gogo service, even on a temporary basis, as a result of a product malfunction or defect.

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

As a provider of telecommunications services in the business aviation industry, we are required to contribute a percentage of all revenue generated from interstate or international telecommunications VoIP services, which we offer in the BA segment) to the federal Universal Service Fund, which subsidizes telecommunications services in areas that are expensive to serve. Broadband Internet access services are currently exempt from the requirement, but the FCC is considering a number of reforms to its Universal Service Fund mechanisms that would expand the scope of that regulatory regime to such services. The FCC currently is considering a number of reforms to its Universal Service Fund mechanisms that would expand the scope of that regulatory regime to cover broadband Internet access services. Such reforms may include, but are not limited to, imposing obligations on broadband Internet access service providers to contribute a percentage of the revenue earned from such services to the Universal Service Fund. To the extent the FCC adopts new contribution requirements that apply to broadband Internet providers or otherwise imposes additional contribution obligations, such requirements and obligations may increase the costs we incur to comply with such regulations.

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

For example, our mobile wireless broadband Internet access services, including Passenger Connectivity and Gogo Biz, were previously classified as information services, and not as telecommunications services. Therefore, these services were not subject to FCC common carrier regulation. However, effective June 12, 2015, the FCC reclassified mobile (and fixed) broadband Internet access services as Title II telecommunications services (the “Open Internet Order”). The Open Internet Order also adopted broad new net neutrality rules. For example, broadband providers may not block access to lawful content, applications, services, or non-harmful devices. Broadband providers also may not impair or degrade lawful Internet traffic on the basis of content, applications, services, or non-harmful devices. In addition, broadband providers may not favor some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind, and they may not prioritize the content and services of their affiliates. Other than for paid prioritization, the rules contain an exception for “reasonable network management.” The Open Internet Order recognizes that whether a network management practice is reasonable varies according to the broadband technology involved and may provide more flexibility to implement network management practices in the context of Gogo’s capacity-constrained air-to-ground and satellite broadband networks.

The FCC order also imposes new disclosure requirements on broadband providers, including enhanced network performance reporting requirements. These new requirements have not gone into effect and are subject to further Executive Branch review. Moreover, the FCC has temporarily exempted smaller providers, such as Gogo, from its enhanced disclosure requirements. The Consumer and Government Affairs Bureau released an order December 15, 2015, extending the exemption until December 15, 2016. Until the disclosure requirements are finalized, we cannot assess what impact they will have on Gogo’s practices.

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

In the event of a failure or loss of any of these satellites, our satellite service providers may relocate another satellite and use it as a replacement for the failed or lost satellite, which could have an adverse effect on our business, financial condition and results of operations. Such a relocation may require regulatory approval, including through, among other things, a showing that the replacement satellite would not cause additional interference compared to the failed or lost satellite. We cannot be certain that our satellite service providers could obtain such regulatory approval. In addition, we cannot guarantee that another satellite will be available for use as a replacement for a failed or lost satellite, or that such relocation can be accomplished without disrupting or otherwise adversely impacting our business.

Satellites that are not yet in service are subject to construction and launch related risks.

Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites and to obtain other launch opportunities. Construction and launch delays, including any delay in the launch of satellites intended to replace one of the satellites we currently plan to utilize to provide Ku-band satellite service, could materially and adversely affect our ability to generate revenues.

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

Unreliable service levels, lack of sufficient capacity, uncompetitive pricing, lack of availability, security risk and lack of related features of our equipment and services are some of the factors that may adversely impact our ability to retain existing customers and partners and attract new and repeat customers. In our CA business, if consumers are able to satisfy their in-flight entertainment needs through activities other than broadband Internet access, at no or lower cost, they may not perceive value in our products and services. If our efforts to satisfy and retain our existing customers and subscribers are not successful, we may not be able to continue to attract new customers through word-of-mouth referrals. Any of these factors could cause our customer growth rate to fall, which would adversely impact our business, financial condition and results of operations. In addition, our contracts with airline partners from which derive a majority of our CA business revenue allow for termination rights if the percentage of passengers using connectivity aboard their flights falls below certain thresholds.

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

Maintaining our network security is of critical importance because our online systems store confidential registered user, employee and other sensitive data, such as names, email addresses, addresses and other personal information. We depend on the security of our networks and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, our customer support providers, our payment processors, and our other vendors. Unauthorized use of our, or our third-party service providers’, networks, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our customers. There can be no assurance that any security measures we, or third parties, take will be effective in preventing these activities. As a result of any such breaches, customers may assert claims of liability against us as a result of any failure by us to prevent these activities. Further, our in-cabin network operates as an open, unsecured Wi-Fi hotspot, and non-encrypted transmissions users send over this network may be vulnerable to access by users on the same plane. These activities may subject us to legal claims, adversely impact our reputation, and interfere with our ability to provide our services, all of which could have a material adverse effect on our business prospects, financial condition and results of operations.

Failure to protect confidential customer data or to provide customers with adequate notice of our privacy policies could also subject us to liabilities imposed by United States federal and state regulatory agencies or courts. For example, the Federal Trade Commission (“FTC”) could assert jurisdiction to impose penalties if it found our privacy policies or security measures to be inadequate under existing federal law. We could also be subject to certain state laws that impose data breach notification requirements, specific data security obligations, or other consumer privacy-related requirements. Our failure to comply with any of these rules or regulations could have an adverse effect on our business, financial condition and results of operations.

We also must comply with the FCC’s Customer Proprietary Network Information rules, applicable to some of our BA offerings, which require us to comply with a range of marketing and privacy safeguards. As noted above, on February 26, 2015, the FCC adopted an order which reclassified mobile (and fixed) broadband Internet access services as Title II telecommunications services. The order indicated that the FCC will initiate a separate rulemaking proceeding to update its CPNI rules to impose additional requirements specifically on broadband Internet access services. Until the new rules are adopted, we cannot know their effect on our business.

Other countries in which we may operate or from which our services may be offered, including those in the European Union, also have certain privacy and data security requirements that may apply to our business, either now or in the future. These countries’ laws may in some cases be more stringent than the requirements in the United States. For example, European Union member countries have specific requirements relating to cross-border transfers of personal information to certain jurisdictions, including to the United States. In addition, some countries have more strict consumer notice and/or consent requirements relating to personal information collection, use or sharing. Moreover, international privacy and data security regulations may become more complex. For example, the European Union is considering a draft proposed data protection regulation which may result in even more restrictive privacy-related requirements. Our failure to comply with other countries’ privacy or data security-related laws, rules or regulations could also have an adverse effect on our business, financial condition and results of operations.

In addition, substantially all connectivity customers use credit cards to purchase our products and services. Problems with our or our vendors billing software could adversely affect our customer satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment services. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition and results of operations could be adversely affected.

We depend upon third parties to manufacture equipment components, provide services for our network and install our equipment.

We rely on third-party suppliers for equipment components and services that we use to provide our ATG and satellite telecommunication Wi-Fi services. The supply of third party components and services could be interrupted or halted by a termination of our relationships, a failure of quality control or other operational problems at such suppliers or a significant decline in their financial condition. We also rely on a third party to provide the links between our data centers and our ground network. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services on a timely basis consistent with our schedule, our business prospects, financial condition and results of operations could be adversely affected. See also “—We rely on single source service providers for certain critical components of our networks and operations.”

In our CA business, installation of our ATG and satellite equipment is performed by employees of third party service providers with whom we contract, and, in a number of cases, our airline partners have the right to elect to have their own employees or a third-party service provider of their choice install our equipment directly. In our BA segment, installation of our equipment is performed by the OEMs or dealers who purchase our equipment. Having third parties or our customers install our equipment reduces our control over the installation process, including the timeliness and quality of the installation. If there is an equipment failure, including due to problems with the installation process, our reputation and our relationships with our customers could be harmed. The passenger jets operated by our airline partners are very costly to repair and therefore damages in any claims related to faulty installation could be material. Additionally, we may be forced to pay significant remediation costs to cover equipment failure due to installation problems and we may not be able to be indemnified for a portion or all of these costs.

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

From time to time, we may be subject to claims or litigation in the ordinary course of our business, including for example, claims related to employment matters and class action lawsuits. Our operations are characterized by the use of new technologies and services across multiple jurisdictions that implicate a number of statutory schemes and a range of rules and regulations that may be subject to broad or creative interpretation, which may subject us to litigation, including class action lawsuits, the outcome of which may be difficult to assess or quantify due to the potential ambiguity inherent in these regulatory schemes and/or the nascency of our technologies and services. Plaintiffs in these types of litigation may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages. In addition, costly and time consuming litigation could be necessary to enforce our existing contracts and, even if successful, could have an adverse effect on us. In addition, prolonged litigation against any airline partner, customer or supplier could have the effect of negatively impacting our reputation and goodwill with existing and potential airline partners, customers and suppliers.

Risks Related to Our Indebtedness

We and our subsidiaries may incur additional debt in the future, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities and reduce the value of your investment.

As of December 31, 2015, we had total consolidated indebtedness of approximately $663.4 million, including $301.5 million of debt outstanding under the amended senior secured credit facility (the “Amended and Restated Senior Term Facility”) and $361.9 million outstanding of our 3.75% convertible senior notes due 2020 (the “Convertible Notes”). Subject to certain limitations set forth in the Amended and Restated Senior Term Facility, we or our subsidiaries may incur additional debt in the future, which could increase the risks described below and lead to other risks. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

•	our ability to satisfy obligations to lenders may be impaired, resulting in possible defaults on and acceleration of our indebtedness;

•	our ability to obtain additional financing for refinancing of existing indebtedness, working capital, capital expenditures, including costs associated with our international expansion, product and service development, acquisitions, general corporate purposes and other purposes may be impaired;

•	a substantial portion of our cash flow from operations could be used to repay the principal and interest on our debt, limiting the availability of cash for other purposes;

•	we may be increasingly vulnerable to economic downturns and increases in interest rates;

•	our flexibility in planning for and reacting to changes in our business and the markets in which we operate may be limited; and

•	we may be placed at a competitive disadvantage relative to other companies in our industry.

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

Prior to our initial public offering (“IPO”), we relied primarily on private placements of our equity securities to fund our operations, capital expenditures and expansion. Since the IPO, we have obtained debt financing through our entry into the Amended and Restated Senior Term Facility and issuance of Convertible Notes. The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms or at all or our operating cash flow may be insufficient to satisfy our financial obligations under the indebtedness outstanding from time to time. The terms of additional financing may limit our financial and operating flexibility. Our ability to satisfy our financial obligations will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. Furthermore, if financing is not available when needed, or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. Even if we are able to obtain additional financing, we may be required to use the proceeds from any such financing to repay a portion of our outstanding debt.

We have from time to time evaluated, and we continue to evaluate, our potential capital needs in light of increasing demand for our services, limitations on bandwidth capacity and generally evolving technology in our industry. We may utilize one or more types of capital raising in order to fund any initiative in this regard, including the issuance of new equity securities and new debt securities, including debt securities convertible into our common stock. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company. In addition, any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock, and we may grant holders of such securities rights with respect to the governance and operations of our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

We may not have sufficient cash flow or the ability to raise the funds necessary to settle conversions of the Convertible Notes, to repay the Convertible Notes at maturity or to purchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

Holders of the Convertible Notes will have the right to require us to purchase their Convertible Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. In addition, in the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. Upon conversion of the Convertible Notes, we will be required to make cash payments in respect of the Convertible Notes being converted, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share). Moreover, we will be required to repay the Convertible Notes in cash at their maturity, unless earlier converted or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make purchases of Convertible Notes surrendered therefor, repay the Convertible Notes at maturity or Convertible Notes being converted. In addition, our ability to purchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be restricted by law, by regulatory authority or by agreements governing our future indebtedness.

Our failure to purchase Convertible Notes required by the indenture governing the Convertible Notes or to pay cash payable upon future conversions of the Convertible Notes as required by the indenture governing the Convertible Notes would constitute a default under the indenture governing the Convertible Notes. A default under the indenture governing the Convertible Notes or the fundamental change itself could also lead to a default under the agreements governing our other indebtedness and the acceleration of amounts outstanding thereunder, including the Amended and Restated Senior Term Facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes or make cash payments upon conversions thereof. A default under the indenture governing the Convertible Notes could have serious consequences on our financial condition and results of operations and could cause us to become bankrupt or otherwise insolvent.

Risks Relating to Our Common Stock

The price of our common stock may be volatile and the value of your investment could decline.

The trading price of our common stock has been volatile since our IPO, which occurred on June 21, 2013 and in which shares of common stock were sold at a price of $17.00 per share. From the IPO date through February 16, 2016, the price of our common stock has ranged from a closing low of $9.98 per share to a closing high of $34.34 per share. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate widely in response to various factors, many of which are beyond our control. They include:

•	airline industry or general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	changes in technology or customer usage of Wi-Fi and Internet broadband services;

•	any inability to timely and efficiently roll out 2Ku or other components of our technology roadmap;

•	any inability to sufficiently execute our international growth strategy;

•	any inability to obtain satellite service on commercially reasonable terms or at all, currently and in the future;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	action by institutional stockholders or other large stockholders, including future sales;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

•	developments or disputes concerning patents or proprietary rights, including increases or decreases in litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants;

•	failure to complete significant sales;

•	any future sales of our common stock or other securities;

•	renewal of our FCC license and our ability to obtain additional spectrum; and

•	additions or departures of key personnel.

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

Adjustments by holders of the Convertible Notes of their hedging positions in our common stock and the forward stock purchase transactions may have a negative effect on the market price of our common stock.

Any buying or selling of shares of our common stock by holders of the Convertible Notes to establish or adjust hedged positions with respect to our common stock may affect the market price of our common stock. In addition, the existence of the Convertible Notes may also encourage short selling by market participants because any conversions of the Convertible Notes could depress our common stock price. The price of our common stock could be affected by possible sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity which we expect to occur involving our common stock.

In addition, in connection with the issuance of the Convertible Notes, we entered into privately negotiated prepaid forward stock purchase transactions (the “Forward Transactions”) with certain financial institutions (the “Forward Counterparties”). The Forward Transactions are generally expected to facilitate privately negotiated derivative transactions, including swaps, between the Forward Counterparties and investors in the Convertible Notes relating to shares of our common stock by which investors in the Convertible Notes will establish short positions relating to shares of our common stock and otherwise hedge their investments in the Convertible Notes. The maturity date of such Forward Transactions is on or around March 1, 2020, the maturity date for the Convertible Notes. Such investors may enter into other transactions in connection with or in addition to such derivative transactions, including the purchase or sale of shares of our common stock. As a result of the existence of the Forward Transactions, such derivative transactions and any related market activity could cause more purchases or sales of shares of our common stock over the term of the Forward Transactions than there otherwise would have been had we not entered into the Forward Transactions. Such purchases or sales could potentially increase (or reduce the size of any decrease in) or decrease (or reduce the size of any increase in) the market price of our common stock.

Additionally, the Forward Counterparties (or their respective affiliates) are likely to modify their hedge positions in respect of the Forward Transactions by entering into or unwinding various derivative transactions with respect to shares of our common stock and/or by purchasing the shares of common stock or other securities of ours in secondary market transactions prior to maturity of the Forward Transactions (and are likely to do so during the final valuation period under the Forward Transactions and on or around any election by a Forward Counterparty to settle all of a portion of its Forward Transaction early). The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock.

The Forward Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Forward Transactions. Our exposure to the credit risk of the Forward Counterparties is not secured by any collateral. Global economic conditions have in the recent past resulted in, and may again result in, the actual or perceived failure or financial difficulties of many financial institutions. If a Forward Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that Forward Counterparty. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price of our common stock. In addition, upon a default by a Forward Counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock.

Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Convertible Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions. In addition, the anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Future stock issuances could cause substantial dilution and a decline in our stock price.

We may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation, settlement or employee arrangement or otherwise. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options and other equity incentives and the conversion of Convertible Notes. We may reserve additional shares of our common stock for issuance upon the exercise of stock options or other similar forms of equity incentives. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

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

As of December 31, 2015, Oakleigh Thorne and the entities affiliated with Mr. Thorne (“Thorne Entities”) beneficially own approximately 30% of the outstanding shares of our common stock. As a result, the Thorne Entities will be able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

The interests of the Thorne Entities may conflict with the interests of our other stockholders. Our corporate governance guidelines address potential conflicts between a director’s interests and our interests, and our code of business conduct, among other things, requires our employees and directors to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or our interests and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These corporate governance guidelines and code of business ethics do not, by themselves, prohibit transactions with the Thorne Entities.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

As a public company, Sarbanes-Oxley and the related rules and regulations of the SEC, as well as Nasdaq rules, require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We have hired additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

We are required under Sarbanes-Oxley to document and test the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. In addition, we are required under the Exchange Act, to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to maintain effective controls or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, Nasdaq, or other regulatory authorities.

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

The fundamental change repurchase feature of the Convertible Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the Convertible Notes require us to repurchase the Convertible Notes in the event of a fundamental change. A takeover of our company would trigger an option of the holders of the Convertible Notes to require us to repurchase the Convertible Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our stockholders.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and growth of our business, and we do not expect to declare and pay any dividends on our common stock for the foreseeable future. In addition, our operations are conducted almost entirely through our subsidiaries. Accordingly, to the extent that we determine to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Furthermore, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

Our corporate charter and bylaws include provisions limiting ownership by non-U.S. citizens, including the power of our board of directors to redeem shares of our common stock from non-U.S. citizens.

The Communications Act and FCC regulations impose restrictions on foreign ownership of FCC licensees, as described in the above risk factor, “—If we fail to comply with the Communications Act and FCC regulations limiting ownership and voting of our capital stock by non-U.S. persons we could lose our FCC license.” Our corporate charter and bylaws include provisions that permit our board of directors to take certain actions in order to comply with FCC regulations regarding foreign ownership, including but not limited to, a right to redeem shares of common stock from non-U.S. citizens at prices at or below fair market value. Non-U.S. citizens should consider carefully the redemption provisions in our certificate of incorporation prior to investing in our common stock.

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

We are subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which requires us to diligence, disclose and report whether or not our products contain certain minerals and metals, known as “conflict minerals.” These new requirements could adversely affect the sourcing, availability and pricing of certain of the materials used in the manufacture of components in our products and equipment. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Currently, we lease approximately 259,207 square feet for our CA business and corporate headquarters in Chicago, Illinois, under a lease agreement that expires in 2028. We also lease approximately 25,888 square feet for our CA manufacturing facility in Bensenville, Illinois under a lease agreement that expires on August 31, 2019. Additionally, our lease for our BA business in Broomfield, Colorado is for 111,877 square feet and expires on August 31, 2026. We believe our facilities will be adequate for the foreseeable future.

Item 3.	Legal Proceedings

On February 25, 2014, Adam Berkson filed suit against us in the United States District Court for the Eastern District of New York, on behalf of putative classes of national purchasers and a subclass of New York purchasers of our connectivity service, alleging that we violated New York and other consumer protection laws, as well as an implied covenant of good faith and fair dealing, by misleading consumers about recurring charges for our service. The suit seeks unspecified damages. In May 2014, we filed motions to compel arbitration and dismiss the suit, moving in the alternative to transfer venue and/or dismiss for lack of standing. In April 2015, the court denied our motions in their entirety, and in May 2015, we filed notice of appeal to the United States Court of Appeals for the Second Circuit. In October 2015, we and representatives of the putative classes entered into a settlement agreement under which eligible class members would be entitled to receive agreed-upon amounts of complimentary Gogo connectivity service and we would be responsible for claims administration costs and plaintiffs’ legal fees. The estimated cost of the contemplated settlement is not material. The settlement was preliminarily approved by the court in December of 2015. A fairness hearing is set for April 4, 2016 where the judge will decide on final approval of the settlement.

On January 29, 2016, Charles Salameno, Maria-Angela Sanzone and John Jensen filed suit against us in the United States District Court for the Eastern District of New York, on behalf of a putative class of national purchasers and a subclass of New York purchasers of our connectivity service, alleging violations of New York and other consumer protection laws, unjust enrichment, fraud and breach of contract arising from alleged false statements in our marketing materials and alleged data security issues arising from our network design and certain network practices. The suit seeks unspecified damages. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe that we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

On February 12, 2016, American Airlines filed a declaratory judgment action in Tarrant County, Texas seeking the Court’s declaration that American Airlines had complied with a notice provision in its contract with Gogo. On February 22, 2016, American Airlines dismissed the action without prejudice.

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

	High	Low
Year ended December 31, 2015
First quarter	$22.00	$13.26
Second quarter	$23.20	$18.40
Third quarter	$22.17	$12.50
Fourth quarter	$19.61	$13.94

Year ended December 31, 2014
First quarter	$26.90	$18.18
Second quarter	$22.50	$11.66
Third quarter	$19.60	$14.03
Fourth quarter	$18.75	$14.70

Holders of Record

As of January 29, 2016, there were 119 stockholders of record of our common stock, and the closing price of our common stock was $14.28 per share as reported on the NASDAQ. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. In addition, our credit facilities contain restrictions on our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenants” and Note 6, “Long-Term Debt and Other Liabilities” to our consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report on Form 10-K.

Repurchases of Equity Securities

None.

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On June 20, 2013, our registration statement on Form S-1 (File No. 333-178727) was declared effective by the Securities and Exchange Commission (“SEC”) for our IPO, pursuant to which we sold an aggregate of 11,000,000 shares of our common stock at a price of $17.00 per share, resulting in net proceeds to us of $170.3 million after deducting underwriting discounts and commissions and other offering expenses. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the SEC on June 24, 2013 pursuant to Rule 424(b).

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Performance

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Gogo Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Nasdaq Composite Index (“NASDAQ Composite”) for the period from June 21, 2013 (the date our common stock commenced trading on the NASDAQ) through December 31, 2015, the last trading day of 2015. The graph assumes that $100 was invested at the market close on June 21, 2013 in our common stock, the S&P 500 and the NASDAQ Composite and assumes reinvestments of dividends, if any. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	Selected Financial Data

The following tables present selected historical financial data as of and for the periods indicated. You should read this information together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K.

The consolidated statement of operations data and other financial data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data and other financial data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Service revenue	$419,975	$322,747	$250,381	$167,067	$103,918
Equipment revenue	80,913	85,744	77,743	66,448	56,238

Total revenue	500,888	408,491	328,124	233,515	160,156

Total operating expenses (1)	545,730	459,160	372,791	260,952	193,980

Operating loss (1)	(44,842)	(50,669)	(44,667)	(27,437)	(33,824)
Other (income) expense:
Interest expense	58,889	32,738	29,272	8,913	280
Fair value derivative adjustments	—	—	36,305	(9,640)	(58,740)
Write off of deferred financing costs	2,251	—	—	5,023	—
Interest income and other	393	(52)	(62)	(55)	(32)

Total other (income) expense	61,533	32,686	65,515	4,241	(58,492)

Income (loss) before income tax provision	(106,375)	(83,355)	(110,182)	(31,678)	24,668
Income tax provision	1,238	1,183	1,107	1,036	1,053

Net income (loss)	(107,613)	(84,538)	(111,289)	(32,714)	23,615
Class A and Class B senior convertible preferred stock return	—	—	(29,277)	(52,427)	(31,331)
Accretion of preferred stock	—	—	(5,285)	(10,499)	(10,181)

Net loss attributable to common stock	$(107,613)	$(84,538)	$(145,851)	$(95,640)	$(17,897)

Net loss per share attributable to common stock—basic and diluted (2)	$(1.35)	$(0.99)	$(3.05)	$(14.07)	$(2.63)
Weighted average shares used in computing net loss attributable to common stock—basic and diluted (2)	79,701	85,147	47,832	6,798	6,798

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$366,833	$211,236	$266,342	$112,576	$42,591
Working capital (3)	270,429	143,408	212,000	76,031	31,314
Total assets (4)	1,004,353	756,344	676,031	423,289	285,636
Indebtedness and long-term capital leases, net of current portion (4)	545,359	294,439	225,669	122,853	2,224
Total liabilities (4)	938,158	558,586	405,841	254,688	87,846
Convertible preferred stock (2)	—	—	—	614,378	551,452
Total stockholders’ equity (deficit) (2)	66,195	197,758	270,190	(445,777)	(353,662)

(1)	Includes depreciation and amortization expense of $87.0 million, $64.5 million, $55.5 million, $36.9 million and $32.7 million for each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.
(2)	On June 20, 2013, we priced our IPO of 11,000,000 shares of our common stock and such shares began trading on the NASDAQ Global Select Market on June 21, 2013. The public offering price of the shares sold in the offering was $17.00 per share. Upon consummation of the IPO, all outstanding shares of convertible preferred stock converted into 66,235,473 shares of common stock. As a result of the conversion of the convertible preferred stock to common stock, the value of the convertible preferred stock was transferred to stockholders’ equity (deficit).
(3)	We define working capital as total current assets less current liabilities.
(4)	As a result of our adoption of Accounting Standards Update (“ASU”) 2015-03, Interest,—Imputation of Interest (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheets as a deduction from the carrying amount of the related debt. As a result total assets, indebtedness and long-term capital leases, net of current portion and total liabilities have been adjusted by $11.3 million, $13.0 million and $8.8 million as of December 31, 2014, 2013 and 2012, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained in this Annual Report on Form 10-K.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Services provided by our CA-NA and CA-ROW businesses include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”) including among other things real-time credit card transaction processing, electronic flight bags and real-time weather information. Services are provided by the CA-NA business on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which is still in the start-up phase as we launched commercial international service in March 2014, provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service is provided. Our BA business provides in-flight Internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service, Gogo Vision, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

Recent Developments

We signed a landmark multi-GHz capacity deal with SES that will provide capacity over North America, Central America and the Caribbean on SES’ high throughput satellites (“HTS”), with such satellites expected to be launched in 2017. This is one of the largest aviation-dedicated satellite capacity deals ever and will significantly increase our network capacity.

On February 4, 2016, we received a notification from American Airlines that it considers a competitor’s connectivity service to offer a material improvement over our ATG/ATG-4 service with respect to a portion of its fleet that we serve, representing approximately 200 of the 963 American Airlines aircraft that we served as of December 31, 2015. In accordance with our contractual rights and in an effort to secure the continued availability of our service on the portion of the American Airlines fleet to which the notice refers, we plan to submit a competing proposal to install our 2Ku service on such aircraft. See “Risk Factors—Risks Related to Our CA Business—We are dependent on agreements with our airline partners to be able to access the passengers.

Payments by these passengers for our services have provided, and we expect will continue to provide, a significant portion of our revenue. Our failure to realize the anticipated benefits from these agreements on a timely basis or to renew any existing agreements upon expiration or termination could have a material adverse effect on our financial condition and results of operations.”

Japan Transocean Air, a member of Japan Airlines group, selected us to provide 2Ku in-flight connectivity and in-flight entertainment services for its new Boeing 737-800 aircraft. We are currently negotiating a definitive agreement with Japan Transocean Air.

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	costs associated with implementing, and our ability to implement on a timely basis, our technology roadmap, upgrades and installation of our ATG-4 and Ku technologies, the roll-out of our satellite services, the potential licensing of additional spectrum, the implementation of 2Ku and other new technologies including failures or delays on the part of antenna and other single source providers, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	costs associated with and our ability to execute our international expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and compliance with applicable foreign regulations and expanded operations outside of the U.S.;

•	costs associated with managing a rapidly growing company;

•	the pace and extent of adoption of the Gogo service for use on international commercial aircraft by our current North American airline partners and new international airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners or BA fractional ownership customers;

•	the economic environment and other trends that affect both business and leisure travel;

•	the extent of passengers’, airline partners’ and other aircraft owners’ and operators’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide, changes in technology and competition from current competitors and new market entrants;

•	our ability to enter into and maintain long-term connectivity arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

•	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in laws, regulations and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the U.S., obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, and expand our service offerings;

•	changes in laws, regulations and interpretations affecting aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment; and

•	our ability to obtain required foreign telecommunications, aviation and other licenses and approvals necessary for our international operations.

Summary Financial Information

Consolidated revenue was $500.9 million, $408.5 million and $328.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the CA-NA segment had 2,387 commercial aircraft online as compared with 2,098 as of December 31, 2014. As of December 31, 2015, the BA segment had 5,334 aircraft online with Iridium satellite communications systems and 3,477 Gogo Biz systems online as compared with 5,339 and 2,797, respectively, as of December 31, 2014. The BA segment became a reseller of Inmarsat SwiftBroadband satellite service in 2013 and had 120 systems online as of December 31, 2015 as compared with 38 systems online as of December 31, 2014. Our CA-ROW segment began providing connectivity service in March 2014 and had 202 aircraft online as of December 31, 2015 as compared with 85 aircraft online as of December 31, 2014.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics for the CA-NA and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections. We have not presented CA-ROW financial and operating metrics as we do not believe they would be meaningful for the periods presented.

Commercial Aviation North America
	For the Years Ended December 31,
	2015	2014	2013
Aircraft online (at period end)	2,387	2,098	2,032
Average monthly service revenue per aircraft online (ARPA)	$11,387	$10,064	$8,375
Gross passenger opportunity (GPO) (in thousands)	351,730	313,979	294,709
Total average revenue per session (ARPS)	$12.74	$11.08	$10.40
Connectivity take rate	6.2%	6.7%	6.2%

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented.

•	Average monthly service revenue per aircraft online (“ARPA”). We define ARPA as the aggregate service revenue plus monthly service fees included as a reduction to cost of service revenue for the period divided by the number of months in the period, divided by the number of aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Gross passenger opportunity (“GPO”). We define GPO as the aggregate number of passengers who board commercial aircraft on which Gogo service has been available during the period presented. When available directly from our airline partners, we aggregate actual passenger counts across flights on Gogo-equipped aircraft. When not available directly from our airline partners, we estimate GPO. Estimated GPO is calculated by first estimating the number of flights occurring on each Gogo-equipped aircraft, then multiplying by the number of seats on that aircraft, and finally multiplying by a seat factor that is determined from historical information provided to us in arrears by our airline partners. The estimated number of flights are derived from real-time flight information provided to our front-end systems by Air Radio Inc. (ARINC), direct airline feeds and supplementary third-party data sources. These aircraft-level estimates are then aggregated with actual airline-provided passenger counts to obtain total GPO.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Passenger Connectivity, excluding non-session related revenue, divided by the total number of sessions during the period. A session, or a “use” of Passenger Connectivity, is defined as the use by a unique passenger of Passenger Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives for unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was not material.

Business Aviation
	For the Years Ended December 31,
	2015	2014	2013
Aircraft online (at period end)
Satellite	5,454	5,377	5,175
ATG	3,477	2,797	2,047
Average monthly service revenue per aircraft online
Satellite	$182	$167	$155
ATG	2,302	2,064	1,941
Units Shipped
Satellite	560	561	659
ATG	923	943	880
Average equipment revenue per unit shipped (in thousands)
Satellite	$41	$47	$40
ATG	55	59	55

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units shipped. We define units shipped as the number of satellite or ATG network equipment units shipped during the period.

•	Average equipment revenue per satellite unit shipped. We define average equipment revenue per satellite unit shipped as the aggregate equipment revenue earned from all satellite shipments during the period, divided by the number of satellite units shipped.

•	Average equipment revenue per ATG unit shipped. We define average equipment revenue per ATG unit shipped as the aggregate equipment revenue from all ATG shipments during the period, divided by the number of ATG units shipped.

Key Components of Consolidated Statements of Operations

The following briefly describes certain key components of revenue and expenses for the CA-NA, BA and CA-ROW segments, as presented in our consolidated statements of operations.

Revenue:

We generate two types of revenue through each of our operating segments: service revenue and equipment revenue.

Commercial Aviation North America:

Service revenue. Service revenue for the CA-NA segment, which currently represents substantially all of the CA-NA segment revenue, is derived from Passenger Connectivity, Passenger Entertainment and Connected Aircraft Services (“CAS”) related revenue. During the fourth quarter of 2015 we realigned and renamed our revenue categories. Passenger Connectivity was previously referred to as Gogo Connectivity Revenue, Passenger Entertainment was previously referred to as Gogo Vision, and CAS was previously referred to as operations oriented communication services.

Passenger Connectivity revenue includes connectivity services paid for by passengers, airlines and third parties.

Passenger paid revenue, previously referred to as retail revenue, represents purchases of individual sessions (which may be flight or time-based and include multiple individual session packages) and monthly and annual subscriptions.

Airline paid and third party paid revenue, previously combined and referred to as non-retail revenue, includes sponsorship revenue (Passenger Connectivity sold to third parties and airlines who sponsor free or discounted access to passengers) and our wholesale channel (Passenger Connectivity sold to third parties and airlines who in turn make Passenger Connectivity available through customer loyalty programs or as incentives directly to their customers). Airline paid revenue also includes Passenger Connectivity purchased for the use of airline flight crews (which was previously included in other service revenue) and connectivity sold directly to the airlines’ for their passengers use. Third party paid revenue also includes revenue generated through our enterprise channel (such as Passenger Connectivity sold through travel management companies), our roaming channel (Passenger Connectivity sold to ground based Wi-Fi Internet providers or gateways who resell to their customers), advertising fees and e-commerce revenue share arrangements.

Passenger Entertainment offerings include business-to-customer and business-to-business models. Under the business-to-customer model, we provide our entertainment service directly to airline passengers. We determine pricing, charge the passenger directly and remit a share of the revenue to the airline. In August 2014, we began providing our entertainment service through a business-to-business arrangement with one of our airline partners. Under this arrangement, our airline partner determines the pricing and pays us directly for passenger access to our service. There is no revenue share to the airline in this model.

In August 2013, we began offering CAS to certain airline partners, including real-time credit card transaction processing, electronic flight bags and real-time weather information.

Although we expect to continue to derive a substantial majority of CA-NA service revenue from Passenger Connectivity, we expect revenue from Passenger Entertainment and CAS to increase in future periods.

Equipment revenue. We currently have three types of connectivity agreements with our airline partners. Equipment transactions under one form of agreement, which we have used on a limited basis, qualify for sale treatment due to the specific provisions of the agreement. The remaining two types of connectivity agreements are treated as operating leases of space for our equipment on the aircraft. Under these two types of agreements, the equipment is included in property and equipment on our consolidated balance sheets. The upfront payments made by the airlines for such equipment are not included in equipment revenue in our consolidated statements of operations but are instead recorded on the balance sheet as deferred airborne lease incentives. See “—Cost of Service Revenue” below for further information regarding these two forms of connectivity agreements.

Business Aviation:

Service revenue. Service revenue for the BA segment is primarily from subscription fees paid by aircraft owners and operators for telecommunication and data services that include Gogo Biz in-flight broadband Internet access using our ATG network and satellite-based services that we resell. Additionally, the BA segment generates in-flight entertainment revenue through Gogo Vision.

Equipment revenue. Equipment revenue for the BA segment represents the sale of ATG and satellite-based telecommunication equipment to OEMs of aircraft and a network of aftermarket dealers who are certified by the FAA to install avionics on business aircraft, including aircraft used in the fractional jet market. Equipment revenue also include UCS related revenue, which is a single system that orchestrates, manages and delivers connectivity, entertainment and information services, while managing multiple networks. Additionally in 2013, we began selling the Gogo Text & Talk product which is used with our ATG telecommunication equipment.

Commercial Aviation Rest of World:

Service revenue. Service revenue for the CA-ROW segment, which is still in the start-up phase, is minimal as we began to generate our first in-flight connectivity revenue in March 2014. The connectivity revenue in CA-ROW is derived from Passenger Connectivity related purchases of individual sessions and Passenger Entertainment.

Cost of Service Revenue:

Commercial Aviation North America and Rest of World:

Cost of service revenue for the CA-NA and CA-ROW segments includes network, revenue share and transactional costs.

CA-NA network costs are the costs of operating and maintaining our ATG network, including backhaul, site leases, cell site operations, data centers, network operations center, network technical support, aircraft operations, component assembly and portal maintenance. A significant portion of our network costs are relatively fixed in nature and do not fluctuate directly with revenue. Network costs for the CA-NA segment include licensing expense for the Canadian ATG spectrum as well as satellite network costs, including costs for transponder capacity and backhaul.

CA-ROW network costs are the costs of operating our near-global satellite network, including costs for transponder capacity and backhaul as well as costs associated with data centers, network operations center, network technical support and portal maintenance.

Revenue share for CA-NA and CA-ROW consists of payments made to our airline partners under our connectivity agreements. Under our most prevalent type of connectivity agreement, our airline partners make an upfront payment for our equipment and take legal title to such equipment. These upfront payments are accounted for as deferred airborne lease incentives and amortized on a straight-line basis as a reduction of cost of service revenue over the term of the agreement. Additionally, monthly service fees we receive from our airline partners are accounted for as a reduction to our cost of service revenue. In addition to the revenue share percentage for Passenger Connectivity revenue, many of our agreements delineate revenue share percentages to be earned by our airline partners for revenue derived from Passenger Entertainment and other service revenue. These revenue share percentages vary by airline partner, but are generally higher than the revenue share percentages paid to our airline partners for Passenger Connectivity.

CA-NA and CA-ROW transactional costs include billing costs and transaction fees incurred internally and charged by third-party service providers.

Business Aviation:

Cost of service revenue for the BA segment consists of satellite provider service costs, transaction costs and costs related to network operations. We charge a portion of the CA-NA segment’s ATG network costs to the BA segment. This charge to the BA segment is based on the amount of megabytes used by BA.

Cost of Equipment Revenue:

Our cost of equipment primarily consists of the purchase costs for component parts used in the manufacture of our equipment and the production, technical support and quality assurance costs associated with the equipment sales.

Engineering, Design and Development Expenses:

Engineering, design and development expenses include the costs to design and develop next generation technologies and to obtain and maintain FAA and other regulatory certifications. This includes the development of ground and airborne systems, including customization of network and airborne equipment, along with the design of airborne system installation processes. Engineering, design and development expenses also include costs associated with the enhancement of existing products.

Sales and Marketing Expenses:

Commercial Aviation North America and Rest of World:

Sales and marketing expenses for the CA-NA and CA-ROW segments consist primarily of costs associated with cultivating our relationships with our airline partners and attracting additional passengers as our customers. Sales and marketing activities related to the airlines include contracting with new airlines to offer our service on their aircraft, contracting to add additional aircraft operated by our existing airline partners to the installed fleet, joint marketing of our service with our airline partners, program management related service launches and trade shows. Sales and marketing activities related to our customers include advertising and marketing campaigns and promotions as well as customer service related activities and product management.

Business Aviation:

Sales and marketing expenses for the BA segment consist of costs associated with activities related to customer sales (including sales commissions), advertising and promotions, product management, trade shows and customer service support related activities to end users.

General and Administrative Expenses:

General and administrative expenses include staff and related operating costs of the business support functions, including finance and accounting, legal, human resources, administrative, information technology and executive groups. We allocate to our BA and CA-ROW segments certain corporate operating expenses incurred by the CA-NA segment but shared by all segments.

Depreciation and Amortization:

Depreciation expense for both the CA-NA and BA segments includes depreciation expense associated with our office equipment, furniture, fixtures and leasehold improvements. Additionally, the depreciation expense for the CA-NA segment includes depreciation of our airborne and ground network-related equipment. Depreciation expense for CA-ROW primarily includes depreciation of our airborne and satellite network-related equipment. We depreciate these assets on a straight-line basis over their estimated useful lives that range from 3-25 years, depending on the assets being depreciated.

Amortization expense includes the amortization of our finite lived intangible assets on a straight-line basis over their estimated useful lives that range from 3-10 years, depending on the assets being amortized.

Segment Profit (Loss)

We measure our segments’ performance on the basis of segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, and certain non-cash charges (including amortization of deferred airborne lease incentives, stock compensation expense, the write off of deferred financing costs and, for periods prior to the IPO, fair value derivative adjustments, Class A and Class B Senior Convertible Preferred Stock return and accretion of preferred stock).

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

We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates. For a discussion of our significant accounting policies to which many of these critical estimates relate, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K.

Long-Lived Assets:

Our long-lived assets (other than goodwill and indefinite-lived assets which are separately tested for impairment) are evaluated for impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We evaluate long-lived assets for impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If the future net undiscounted cash flows are less than the carrying value, we then calculate an impairment loss. The impairment loss is calculated by comparing the long-lived asset’s carrying value with its estimated fair value, which may be based on estimated future discounted cash flows. We would recognize an impairment loss by the amount the long-lived asset’s carrying value exceeds its estimated fair value. If we recognize an impairment loss, the adjusted balance becomes the new cost basis and is depreciated (amortized) over the remaining useful life of the asset. We also periodically reassess the useful lives of our long-lived assets due to advances and changes in our technologies.

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

Indefinite-Lived Assets:

Our indefinite-lived intangible assets consist of our FCC spectrum licenses. Indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually or whenever events indicate that the carrying amount of such assets may not be recoverable. We perform our annual impairment test during the fourth quarter of each fiscal year. We assess qualitative factors to determine the likelihood of impairment. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, financial performance versus budget and any other events or circumstances specific to the FCC licenses. If it is more likely than not that the fair value of the FCC licenses is greater than the carrying value, no further testing is required. Otherwise, we apply the quantitative impairment test method. In determining which quantitative approach is most appropriate, we consider the cost approach, market approach and income approach. We determined that the income approach, utilizing the Greenfield method, is the most appropriate way to value our indefinite-lived assets.

For the Greenfield method we estimate the value of our FCC spectrum licenses by calculating the present value of the cash flows of a hypothetical new market participant whose only assets are such licenses to determine the enterprise value of the entire company. It includes all necessary costs and expenses to build the company’s infrastructure during the start-up period, projected revenue, and cash flows once the infrastructure is completed. Since there is no corroborating data available in the market place that would demonstrate a market participant’s experience in establishing an “air-to-ground” business, we utilize our historic results and future projections as the underlying basis for the application of the Greenfield method. We follow the traditional discounted cash flow method, calculating the present value of a new market participant’s estimated debt free cash flows.

Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future projected cash flows and estimated growth rates and discount rates, as well as new market participant assumptions. Estimates of future projected cash flows used in connection with the discounted cash flow analysis were consistent with the plans and estimates that we used to manage the business, although there was inherent uncertainty in these estimates. The discount rate used in the calculation was based on our weighted average cost of capital. The beta used in the calculation is based on the weighted average betas of peer companies

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to determine the fair value of our indefinite-lived intangible assets. However, if actual results are not consistent with our assumptions used, we could be exposed to losses that could be material.

Stock-Based Compensation Expense:

We account for stock-based compensation expense based on the grant date fair value of the award. We recognize this cost as an expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. We do not have a long history of option grants and are thus unable to measure forfeitures over the entire option term. Forfeitures are estimated based on our historical analysis of attrition levels, and such estimates are generally updated annually for actual forfeitures or when any significant changes to attrition levels occur. We use the Black-Scholes option-pricing model to determine the estimated fair value of stock options. Critical inputs into the Black-Scholes option-pricing model include: the annualized volatility of our common stock; the expected term of the option in years; the estimated grant date fair value of our common stock; the option exercise price; the risk-free interest rate; and the annual rate of quarterly dividends on the stock, which are estimated as follows:

•

Volatility. As we have not been a public company long enough to calculate volatility based on our own common stock, the expected volatility is calculated as of each grant date based on reported data for a peer group of publicly traded companies for which historical information is available. While we are not aware of any news or disclosure by our peers that may impact their respective volatilities, there is a risk that peer group volatility may increase, thereby increasing the future compensation expense resulting from future option grants. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Expected Term. The expected term of the stock options is determined based upon the simplified approach, allowed under SEC Staff Accounting Bulletin No. 110, which assumes that the stock options will be exercised evenly from vesting to expiration, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. As we obtain data associated with future exercises, the expected term of future grants will be adjusted accordingly.

•	Fair Value of Our Common Stock. The fair value of our common stock underlying the stock options and other stock-based awards was valued by reference to the publicly traded closing price of our common stock on the grant date.

•	Option Exercise Price. The option exercise price was determined based on the publicly traded closing price of our common stock on the date of grant.

•	Risk-free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense for future awards may differ materially compared with the awards previously granted. The inputs that create the most sensitivity in our option valuation are the volatility, expected term and forfeitures. See Note 11, “Stock-Based Compensation Expense,” to our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K for additional information regarding the assumptions used in the Black-Scholes model.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements for additional information.

Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of operations. The information contained in the table below should be read in conjunction with our consolidated financial statements and related notes.

Consolidated Statements of Operations Data

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Revenue:
Service revenue	$419,975	$322,747	$250,381
Equipment revenue	80,913	85,744	77,743

Total revenue	500,888	408,491	328,124

Operating expenses:
Cost of service revenue (exclusive of items shown below)	187,803	172,628	135,032
Cost of equipment revenue (exclusive of items shown below)	40,558	39,723	35,956
Engineering, design and development	87,437	69,519	53,747
Sales and marketing	56,143	42,107	34,505
General and administrative	86,753	70,732	58,042
Depreciation and amortization	87,036	64,451	55,509

Total operating expenses	545,730	459,160	372,791

Operating loss	(44,842)	(50,669)	(44,667)

Other (income) expense:
Interest income	(181)	(61)	(64)
Interest expense	58,889	32,738	29,272
Write off of deferred financing costs	2,251	—	—
Fair value derivative adjustment	—	—	36,305
Other expense	574	9	2

Total other expense	61,533	32,686	65,515

Loss before incomes taxes	(106,375)	(83,355)	(110,182)
Income tax provision	1,238	1,183	1,107

Net loss	(107,613)	(84,538)	(111,289)
Class A and Class B senior convertible preferred stock return	—	—	(29,277)
Accretion of preferred stock	—	—	(5,285)

Net loss attributable to common stock	$(107,613)	$(84,538)	$(145,851)

Revisions—During the three months ended December 31, 2015, we determined that it was more appropriate to record incentive compensation expense and stock-based compensation expense in the same operating expense line items in the consolidated statements of operations as the base cash compensation paid to the underlying employees rather than within general and administrative expenses, where such costs had been reported.

We assessed the materiality of these classification changes, taking into account quantitative and qualitative factors, and determined them to be immaterial to the consolidated statements of operations for the years ended December 31, 2014 and 2013. There is no impact to total operating expenses, net loss or net loss per share, or the consolidated balance sheets or statements of comprehensive loss, cash flows or stockholders’ equity (deficit).

While these immaterial classification changes could have been reflected prospectively, we elected to revise our consolidated statements of operations in order to provide greater comparability of operating expense line items across each year presented. Therefore, we have revised the previously reported operating expense line items within the consolidated statements of operations for the years ended December 31, 2014 and 2013 to reflect the classification of incentive compensation expense and stock-based compensation expense in the consolidated statements of operations in the same operating expense line items as the base cash compensation paid to the underlying employees.

Following are the line items from our consolidated statements of operations illustrating the effect of these immaterial revisions (in thousands):

	Year Ended December 31, 2014
		Revisions
	As Reported	Incentive Compensation Expense	Stock-Based Compensation Expense	As Revised
Operating expenses:
Cost of service revenue (exclusive of items shown below)	$169,935	$2,020	$673	$172,628
Cost of equipment revenue (exclusive of items shown below)	39,525	167	31	39,723
Engineering, design and development	65,120	2,730	1,669	69,519
Sales and marketing	38,625	1,864	1,618	42,107
General and administrative	81,504	(6,781)	(3,991)	70,732
Depreciation and amortization	64,451	—	—	64,451

Total operating expenses	$459,160	$—	$—	$459,160

	Year Ended December 31, 2013
		Revisions
	As Reported	Incentive Compensation Expense	Stock-Based Compensation Expense	As Revised
Operating expenses:
Cost of service revenue (exclusive of items shown below)	$132,259	$2,422	$351	$135,032
Cost of equipment revenue (exclusive of items shown below)	35,739	213	4	35,956
Engineering, design and development	49,687	3,406	654	53,747
Sales and marketing	30,597	2,939	969	34,505
General and administrative	69,000	(8,980)	(1,978)	58,042
Depreciation and amortization	55,509	—	—	55,509

Total operating expenses	$372,791	$—	$—	$372,791

Years Ended December 31, 2015 and 2014

Revenue:

Revenue by segment and percent change for the years ended December 31, 2015 and 2014 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2015 over 2014
	2015	2014
Service Revenue:
CA-NA	$308,360	$248,625	24.0%
BA	100,052	71,993	39.0%
CA-ROW	11,563	2,129	443.1%

Total Service Revenue	$419,975	$322,747	30.1%

Equipment Revenue:
CA-NA	$2,302	$2,128	8.2%
BA	78,610	83,603	(6.0%)
CA-ROW	1	13	(92.3%)

Total Equipment Revenue	$80,913	$85,744	(5.6%)

Total Revenue:
CA-NA	$310,662	$250,753	23.9%
BA	178,662	155,596	14.8%
CA-ROW	11,564	2,142	439.9%

Total Revenue	$500,888	$408,491	22.6%

Commercial Aviation North America:

CA-NA revenue increased to $310.7 million for the year ended December 31, 2015 as compared with $250.8 million for the prior year primarily due to an increase in service revenue driven by Passenger Connectivity revenue. The increase in CA-NA Passenger Connectivity revenue was primarily due to an increase in ARPS and the number of aircraft online, partially offset by a decrease in connectivity take rate. ARPS increased to $12.74 for the year ended December 31, 2015 as compared with $11.08 for the prior year due primarily to price increases and changes to our product mix. ARPA increased to $11,387 for the year ended December 31, 2015 as compared with $10,064 for the prior year. GPO increased to 351.7 million for year ended December 31, 2015 as compared with 314.0 million for the prior year, driven by an increase in aircraft online. The connectivity take rate decreased to 6.2% for the year ended December 31, 2015 as compared with 6.7% for the prior year, primarily due to an increase in the number of regional jets online, which typically have a lower connectivity take rate. Passenger Connectivity sessions totaled 21.7 million for the year ended December 31, 2015 as compared with 21.1 million for the prior year.

A summary of the components of CA-NA’s service revenue for the years ended December 31, 2015 and 2014 is as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2015 over 2014
	2015	2014
Passenger Connectivity revenue (1)	$294,220	$244,088	20.5%
Passenger Entertainment and CAS	14,140	4,537	211.7%

Total service revenue	$308,360	$248,625	24.0%

(1)	Includes non-session related revenue of $18.1 million and $10.2 million for the years ended December 31, 2015 and 2014, respectively, primarily included within third party paid revenue.

CA-NA passenger paid revenue increased to $257.4 million for the year ended December 31, 2015 as compared with $221.8 million for the prior year due to an increase in both individual sessions and subscriptions. Revenue from individual sessions increased to $155.1 million for the year ended December 31, 2015 as compared with $133.4 million for the prior year and revenue from subscriptions increased to $102.3 million for the year ended December 31, 2015 as compared with $88.4 million for the prior year. The revenue increase in individual sessions was primarily due to increases in prices and the number of aircraft online, partially offset by a decrease in connectivity take rate, as discussed above. The revenue increase in subscriptions was primarily due to the increase in the number of subscribers and, to a lesser extent an increase in prices. Our third party paid revenue increased to $29.2 million for the year ended December 31, 2015 as compared with $20.9 million for the prior year primarily due to increases in roaming, enterprise and wholesale revenue, offset in part by a decrease in sponsorship and advertising revenue. Our airline paid revenue increased to $7.6 million for the year ended December 31, 2015 as compared with $1.4 million as we recently entered into agreements with certain airline partners under which the airlines pay us for certain data usage, including data used by passengers accessing whitelisted sites and by airline crew members using connectivity services while in flight.

The increase in Passenger Entertainment and CAS revenue of 211.7% to $14.1 million for the year ended December 31, 2015 as compared with $4.5 million for the prior year was driven primarily by a business-to-business arrangement with one of our airline partners for our Passenger Entertainment offering (which commenced in the second half of 2014), as well as a second Passenger Entertainment program that occurred in the first quarter of 2015 with another airline partner.

Business Aviation:

BA revenue increased to $178.7 million for the year ended December 31, 2015 as compared with $155.6 million for the prior year due to an increase in service revenue offset in part by a decrease in equipment revenue.

BA service revenue increased to $100.1 million for the year ended December 31, 2015 as compared with $72.0 million for the prior year primarily due to more customers subscribing to our Gogo Biz (ATG) service as well as the full year impact of price increases implemented during 2014. The number of ATG aircraft online increased 24.3% to 3,477 as of December 31, 2015, as compared with 2,797 as of December 31, 2014.

BA equipment revenue decreased to $78.6 million for the year ended December 31, 2015 as compared with $83.6 million for the prior year due to a decrease in ATG and satellite equipment revenue. ATG equipment revenue decreased 7.9% to $51.1 million for year ended December 31, 2015, as compared with $55.5 million for the prior year due to a 2.1% decrease in the number of units shipped and changes in product mix. Satellite equipment revenue decreased 11.3% to $23.2 million for year ended December 31, 2015, as compared with $26.1 million for the prior year due to changes in product mix.

Commercial Aviation Rest of World:

Our CA-ROW segment is still in the start-up phase, with in-flight connectivity service having commenced in March 2014. We generated $11.6 million of service revenue for the year ended December 31, 2015, as compared with $2.1 million for the prior year.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the years ended December 31, 2015 and 2014 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2015 over 2014
	2015	2014
CA-NA	$126,710	$117,654	7.7%
BA	25,985	19,289	34.7%
CA-ROW	35,108	35,685	(1.6%)

Total	$187,803	$172,628	8.8%

CA-NA cost of service revenue increased to $126.7 million for the year ended December 31, 2015 as compared with $117.7 million for the prior year due to an increase in revenue share earned by our airline partners, content costs related to our Passenger Entertainment service offerings and network operations expenses (including network maintenance, satellite service fees, backhaul and site leases). The revenue share increase of $6.2 million for the year ended December 31, 2015 over the prior year was primarily driven by the increase in CA-NA service revenue for the current year. These increases were partially offset by an increase in the amortization of our deferred airborne lease incentives and the recognition of monthly service fees paid to us by certain of our airline partners, both of which reduce our cost of services. See Note 14, “Leases” in our consolidated financial statements for additional information regarding our deferred airborne lease incentives. Revenue share as a percentage of service revenue decreased due to new airline contracts and amendments that provide for lower revenue share than those of certain pre-existing contracts.

BA cost of service revenue increased to $26.0 million for the year ended December 31, 2015 as compared with $19.3 million for the prior year. The increase in cost of service revenue was primarily due to the increase in the number of ATG units online and an increase in the average network utilization per ATG unit online, which resulted in higher ATG network service costs.

CA-ROW cost of service revenue decreased slightly to $35.1 million for the year ended December 31, 2015 as compared with $35.7 million in the prior year primarily due to the recognition of monthly service fees paid to us by certain of our airline partners and the amortization of our deferred airborne lease incentives, both of which reduce our cost of service. See Note 14, “Leases” in our consolidated financial statements for additional information regarding our deferred airborne lease incentives. These decreases were partially offset by an increase in satellite service fees, revenue share expense and billing and transaction related expenses as the business grew following the commencement of our service in March 2014.

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

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the years ended December 31, 2015 and 2014 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2015 over 2014
	2015	2014
CA-NA	$1,629	$2,186	(25.5%)
BA	38,929	37,530	3.7%
CA-ROW	—	7	n/a

Total	$40,558	$39,723	2.1%

Cost of equipment revenue increased to $40.6 million for the year ended December 31, 2015 as compared with $39.7 million for the prior year. The increase occurred primarily within the BA segment due to changes in product mix and an increase in warranty expense. We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 25.8% to $87.4 million for the year ended December 31, 2015 as compared with $69.5 million for the prior year due to increases in the CA-NA and BA segments, while the CA-ROW segment remained relatively flat.

Engineering, design and development expenses for the CA-NA and BA segments increased 51.0% and 22.3%, for the year ended December 31, 2015, respectively, as compared with the prior year due to higher personnel expenses (which includes bonus and stock-based compensation expense) in connection with the development of next generation products and technologies and STCs.

We expect engineering, design and development expenses to increase in future periods as we continue to execute our technology roadmap, expand internationally and continue to develop next generation products and technologies.

Sales and Marketing Expenses:

Sales and marketing expenses increased 33.3% to $56.1 million for the year ended December 31, 2015 as compared with $42.1 million for the prior year due to increases in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated revenue was 11.2% for the year ended December 31, 2015 as compared with 10.3% for the prior year.

Sales and marketing expenses in the CA-NA segment increased 30.3% for the year ended December 31, 2015 over the prior year due to an increase in personnel expense (including bonus and stock-based compensation expense) and outside services to support the growth of the business and marketing related activities. Sales and marketing expenses for the CA-ROW segment increased 44.0% for the year ended December 31, 2015 over the prior year due to increased personnel (which includes bonus and stock-based compensation expense), consulting services and travel to support the growth of the business and, to a lesser extent, customer care efforts in connection with the commercial launch of international service. Sales and marketing expenses in the BA segment increased 30.6% for the year ended December 31, 2015 over the prior year due to an increase in personnel expense (which includes bonus and stock-based compensation expense) to support the growth of the business and new product launches.

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

General and Administrative Expenses:

General and administrative expenses increased 22.7% to $86.8 million for the year ended December 31, 2015 as compared with $70.7 million for the prior year due to increases in all three segments. Consolidated general and administrative expenses as a percentage of total consolidated revenue remained steady at 17.3% for the years ended December 31, 2015 and 2014.

The increase in the CA-NA segment’s general and administrative expenses of 30.0% for the year ended December 31, 2015 over the prior year was due primarily to an increase in personnel related expenses (which includes bonus and stock-based compensation expense) and an increase in rent expense as we leased new office facilities (which includes the impact of overlapping leases in the current year).

The increase in the CA-ROW segment’s general and administrative expenses of 6.6% for the year ended December 31, 2015 over the prior year was due primarily to an increase in rent, which resulted from a ramp-up in CA-ROW activities as we continued our international expansion.

The increase in the BA segment’s general and administrative expenses of 3.1% for the year ended December 31, 2015 over the prior year was due primarily to an increase in personnel related expenses (which includes bonuses and stock-based compensation expense) to manage the growth of the business offset in part by a decrease in rent expense as the prior year had overlapping leases for a larger portion of the year as compared with the current year, a decrease in legal fees and a decrease in taxes.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue.

Segment Profit (Loss):

CA-NA’s segment profit increased 61.4% to $41.9 million for the year ended December 31, 2015 as compared with $26.0 million for the prior year due to increases in service revenue partially offset by increases in operating expenses, as discussed above.

BA’s segment profit increased 14.1% to $71.9 million for the year ended December 31, 2015 as compared with $63.0 million for the prior year due to increases in service revenue, partially offset by increases in operating expenses and a decrease in equipment revenue, as discussed above.

CA-ROW’s segment loss decreased 2.2% to $76.4 million for the year ended December 31, 2015 as compared with $78.1 million for the prior year due to an increase in service revenue, partially offset by an increase in operating expenses, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 35.0% to $87.0 million for the year ended December 31, 2015 as compared with $64.5 million for the prior year due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments, as well as leasehold improvements and furniture and fixtures associated with our new office facilities.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive satellite-based equipment on aircraft (primarily to service the CA-ROW segment) and further expand our ground and satellite networks.

Other (Income) Expense:

Other (income) expense and percent change for the years ended December 31, 2015 and 2014 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2015 over 2014
	2015	2014
Interest income	$(181)	$(61)	196.7%
Interest expense	58,889	32,738	79.9%
Write off of deferred financing costs	2,251	—	n/a
Other expense	574	9	6,277.8%

Total	$61,533	$32,686	88.3%

Total other expense was $61.5 million for the year ended December 31, 2015 as compared to $32.7 million for the prior year. The increase in interest expense was due to higher average debt levels outstanding during the current year as compared with the prior year as a result of the amendment to the Amended Senior Term Facility entered into on July 30, 2014 and the issuance of Convertible Notes in March 2015. Interest expense also increased due to accretion expense and amortization of deferred financing costs associated with the Convertible Notes. See Note 6, “Long-Term Debt and Other Liabilities,” in our consolidated financial statements for additional information. See Note 7, “Interest Costs” in our consolidated financial statements for additional information related to our interest expense. Additionally, the year ended December 31, 2015 includes the write off of deferred financing costs.

We expect our interest expense to increase in 2016 due to higher average debt outstanding in 2016 as compared to 2015 as a result of issuance of the Convertible Notes in March 2015. Additionally, interest expense will increase in 2016 due to a full year of accretion expense and amortization of deferred financing costs of the Convertible Notes. See Note 6, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information. Interest expense will also increase due to amortization of additional deferred financing costs.

Income Taxes:

The effective income tax rate for the year ended December 31, 2015 was (1.2%) as compared with (1.4%) for the prior year. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the year ended December 31, 2015 and 2014 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

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

Commercial Aviation North America:

CA-NA revenue increased to $250.8 million for the year ended December 31, 2014 as compared with $199.1 million for the prior year primarily due to an increase in service revenue driven by Passenger Connectivity revenue. The increase in CA-NA Passenger Connectivity revenue was primarily due to an increase in connectivity take rate and, to a lesser extent, ARPS, which resulted in an increase in ARPA. ARPA increased to $10,064 for the year ended December 31, 2014 as compared with $8,375 for the prior year. ARPP increased to $0.79 for the year ended December 31, 2014 as compared with $0.67 for the prior year. GPO increased to 314.0 million for year ended December 31, 2014 as compared with 294.7 million for the prior year, driven by an increase in aircraft online. The connectivity take rate increased to 6.7% for the year ended December 31, 2014 as compared with 6.2% for the prior year, reflecting increased passenger adoption of our service. ARPS increased to $11.08 for the year ended December 31, 2014 as compared with $10.40 for the prior year due primarily to price increases for individual sessions and changes to our product mix. Passenger Connectivity sessions totaled 21.1 million for the year ended December 31, 2014 as compared with 18.2 million for the prior year.

A summary of the components of CA-NA’s service revenue for the years ended December 31, 2014 and 2013 is as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2014 over 2013
	2014	2013
Passenger Connectivity revenue (1)	$244,088	$196,178	24.4%
Passenger Entertainment and CAS	4,537	554	719.0%

Total service revenue	$248,625	$196,732	26.4%

(1)	Includes non-session related revenue of $10.2 million and $6.8 million for the years ended December 31, 2014 and 2013, respectively, primarily included within third party paid revenue.

Our passenger paid revenue increased to $221.8 million for the year ended December 31, 2014 as compared with $179.4 million for the prior year due to an increase in both individual sessions and subscriptions. Revenue from individual sessions increased to $133.4 million for the year ended December 31, 2014 as compared with $106.4 million for the prior year, and revenue from subscriptions increased to $88.4 million for the year ended December 31, 2014 as compared with $73.0 million for the prior year. These revenue increases were due to price increases and increased passenger adoption of our service. Our third party paid revenue increased to $20.9 million for the year ended December 31, 2014 as compared with $15.4 million for the prior year primarily due to increases in roaming and sponsorship revenue, offset in part by a decrease in advertising revenue. Our airline paid revenue remained relatively consistent at $1.4 million for the years ended December 31, 2014 and 2013.

Passenger Entertainment and CAS revenue increased to $4.5 million for the year ended December 31, 2014 as compared with $0.6 million for the prior year driven by increases in revenues from CAS and the commencement of a business-to-business arrangement with one of our airline partners for our Passenger Entertainment offering.

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

BA equipment revenue increased to $83.6 million for the year ended December 31, 2014 as compared with $75.2 million for the prior year due to increases in revenue for ATG and UCS equipment. ATG equipment revenue increased 15.0% to $55.5 million for year ended December 31, 2014, as compared with $48.2 million for the prior year due to a 7.2% increase in the number of ATG equipment units shipped and new ATG product offerings, including ATG 2000 for the turbo prop market and Gogo Text & Talk.

Commercial Aviation Rest of World:

In March 2014, we generated our first CA-ROW in-flight connectivity revenue. We generated $2.1 million of service revenue during the year ended December 31, 2014. For the year ended December 31, 2013, our CA-ROW segment generated $1.4 million of service revenue primarily from portal development services provided to one international carrier, while no such activity occurred in 2014.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the years ended December 31, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2014 over 2013
	2014	2013
CA-NA	$117,654	$102,893	14.3%
BA	19,289	15,021	28.4%
CA-ROW	35,685	17,118	108.5%

Total	$172,628	$135,032	27.8%

CA-NA cost of service revenue increased to $117.7 million for the year ended December 31, 2014 as compared with $102.9 million for the prior year due to an increase in revenue share earned by our airline partners and an increase in network operations expenses (including network maintenance, backhaul and site leases). The revenue share increase of $9.2 million for the year ended December 31, 2014 over the prior year was primarily driven by the increase in CA-NA service revenue. We also had increases in billing and transaction related expenses as a result of an increase in the number of Passenger Connectivity sessions. These increases were partially offset by an increase in the amortization of our deferred airborne lease incentives. See Note 14, “Leases” in our consolidated financial statements for additional information regarding our deferred airborne lease incentives.

BA cost of service revenue increased to $19.3 million for the year ended December 31, 2014 as compared with $15.0 million for the prior year. The increase in cost of service revenue was primarily due to an increase in the number of ATG units online to 2,797 as of December 31, 2014 from 2,047 as of December 31, 2013 and an increase in the average network utilization per ATG unit online, which resulted in higher ATG network service costs. Our satellite service fees also increased for the year ended December 31, 2014 as compared with the prior year due to an increase in the number of subscribers of our satellite services to 5,377 as of December 31, 2014 from 5,175 as of December 31, 2013, an increase in average network utilization per satellite unit online and price increases for satellite services.

CA-ROW cost of service revenue increased to $35.7 million for the year ended December 31, 2014 as compared with $17.1 million in the prior year primarily due to higher rates for satellite capacity and, to a lesser extent, due to additional satellite transponders and teleports coming online throughout 2013 and 2014. Additionally, as we commenced service in CA-ROW in 2014, we began incurring revenue share expense, and billing and transaction related expenses. These were partially offset by the amortization of our deferred airborne lease incentives. See Note 14, “Leases” in our consolidated financial statements for additional information regarding our deferred airborne lease incentives.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the years ended December 31, 2014 and 2013 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2014 over 2013
	2014	2013
CA-NA	$2,186	$2,550	(14.3%)
BA	37,530	33,313	12.7%
CA-ROW	7	93	(92.5%)

Total	$39,723	$35,956	10.5%

Cost of equipment revenue increased to $39.7 million for the year ended December 31, 2014 as compared with $36.0 million for the prior year. The increase occurred primarily within the BA segment primarily due to an increase in ATG equipment revenue. Lesser factors include a shift in product mix, an increase in warranty reserve due to additional units outstanding, a write-off of obsolete inventory related to legacy satellite systems and an increase in personnel costs within the production, technical support and quality assurance groups to support the growth of the business.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 29.3% to $69.5 million for the year ended December 31, 2014 as compared with $53.7 million for the prior year primarily due to an increase in the CA-ROW segment and to a lesser extent in the CA-NA and BA segments.

Engineering, design and development expenses for the CA-ROW segment increased 93.0% for the year ended December 31, 2014 as compared with the prior year primarily due to increases in STC related expenses for commercial aircraft under contract and an increase in expenses related to development of next generation products and technologies. Engineering, design and development expenses for the BA segment increased 12.8% for the year ended December 31, 2014 as compared with the prior year due to costs incurred in connection with the development of next generation products and technologies and certifications. Engineering, design and development expenses for the CA-NA segment increased 6.2% for the year ended December 31, 2014 as compared with the prior year due to costs incurred in connection with development of next generation products and technologies and, to a lesser extent, STCs.

Sales and Marketing Expenses:

Sales and marketing expenses increased 22.0% to $42.1 million for the year ended December 31, 2014 as compared with $34.5 million for the prior year due to increases in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated revenue decreased to 10.3% for the year ended December 31, 2014 as compared with 10.5% for the prior year.

Sales and marketing expenses in the CA-NA segment increased 14.3% year ended December 31, 2014 over the prior year due to an increase in personnel expense (which includes stock-based compensation expense partially offset by lower bonus expense) to support the growth of the business and in marketing related activities. Sales and marketing expenses for the CA-ROW segment increased 54.4% for the year ended December 31, 2014 over the prior year due to the buildup of our sales and marketing teams and increased customer care efforts in connection with the commercial launch of international service. Sales and marketing expenses in the BA segment increased 18.1% for the year ended December 31, 2014 over the prior year due to an increase in personnel expense (which includes stock-based compensation expense partially offset by lower bonus expense) to support the growth of the business, new product launches and the rebranding of our BA segment from Aircell to Gogo Business Aviation.

General and Administrative Expenses:

General and administrative expenses increased 21.9% to $70.7 million for the year ended December 31, 2014 as compared with $58.0 million for the prior year due to increases in all three segments. However, consolidated general and administrative expenses as a percentage of total consolidated revenue decreased to 17.3% for the year ended December 31, 2014 from 17.7% for the prior year.

The increase in the BA segment’s general and administrative expenses of 69.0% for the year ended December 31, 2014 over the prior year was due primarily to an increase in rent expense, as we added additional office space, an increase in personnel related expenses (which includes stock-based compensation expense partially offset by lower bonus expense) to manage the growth of the business, and increases in audit, tax, insurance, and other compliance-related expenses as a result of becoming a public company in June 2013. Additionally, general and administrative expenses for the year ended December 31, 2013 included a settlement in connection with the Hawker Beechcraft bankruptcy under which we recovered $0.4 million in the period, while no such recovery was recorded in the current year.

The increase in the CA-NA segment’s general and administrative expenses of 11.9% for the year ended December 31, 2014 over the prior year was due primarily to an increase in contract labor, an increase in stock-based compensation expense, an increase in rent expense as we added additional office space and increases in audit, tax, and other compliance-related expenses as a result of becoming a public company in June 2013, offset in part by a decrease in bonus expense and legal fees.

The increase in the CA-ROW segment’s general and administrative expenses of 41.1% for the year ended December 31, 2014 over the prior year was due primarily to an increase in personnel, travel and consulting expenses, all of which resulted from a ramp up in CA-ROW activities as we continued our international expansion.

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

CA-ROW’s segment loss increased 90.5% to $78.1 million for the year ended December 31, 2014 as compared with $41.0 million for the prior year due to our continued investment in this segment, which is still in the start-up phase and increases in operating expenses, as discussed above.

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

Total other expense was $32.7 million for the year ended December 31, 2014 as compared with $65.5 million for the prior year. The increase in interest expense was due to higher average debt levels outstanding during the current year as compared with the prior year. See Note 6, “Long-Term Debt and Other Liabilities,” in our consolidated financial statements for additional information. This increase in interest expense was partially offset by a decrease in fees not paid directly to our lenders in 2014 versus 2013 for the amendments to the Senior Term Facility that we entered into on April 4, 2013 and July 30, 2014 which were treated as interest expense. See Note 7, “Interest Costs” in our consolidated financial statements for additional information related to our interest expense. The year ended December 31, 2013 included fair value derivative adjustments associated with the liquidation preference in our previously outstanding Class A Senior Convertible Preferred Stock, which provided for a minimum return upon a Deemed Liquidation Event such as our IPO which occurred in June 2013. We had no such activity for the year ended December 31, 2014.

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

Non-GAAP Measures

In our discussion below, we discuss certain non-GAAP financial measurements, including Adjusted EBITDA, Adjusted Net Loss, Adjusted Net Loss Per Share and Cash CAPEX as defined below. Management uses Adjusted EBITDA and Cash CAPEX for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. Management prepares Adjusted Net Loss and Adjusted Net Loss Per Share for investors, securities analysts and other users of our financial statements for use in evaluating our performance under our current capital structure. These supplemental performance measures also provide another basis for comparing period-to-period results by excluding potential differences caused by non-operational and unusual or non-recurring items. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies. Adjusted EBITDA, Adjusted Net Loss, Adjusted Net Loss Per Share and Cash CAPEX are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation to net loss attributable to common stock, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted EBITDA, Adjusted Net Loss and Adjusted Net Loss Per Share in addition to, and not as an alternative to, net loss attributable to common stock as a measure of operating results, and (iii) use Cash CAPEX in addition to, and not as an alternative to, consolidated capital expenditures when evaluating our liquidity.

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net income (loss) attributable to common stock before income taxes, interest income, interest expense, depreciation expense and amortization of other intangible assets.

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) amortization of deferred airborne lease incentives, (iii) write off of deferred financing costs, and for periods prior to the IPO, (iv) fair value derivative adjustments, (v) Class A and Class B senior convertible preferred stock return, and (vi) accretion of preferred stock. Our management believes that the use of Adjusted EBITDA eliminates items that, management believes, have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe the exclusion of the amortization of deferred airborne lease incentives from Adjusted EBITDA is useful as it allows an investor to view operating performance across time periods in a manner consistent with how management measures segment profit and loss (see Note 10, “Business Segments and Major Customers” for

a description of segment profit (loss) in our consolidated financial statements). Management evaluates segment profit and loss in this manner, excluding the amortization of deferred airborne lease incentives, because such presentation reflects operating decisions and activities from the current period, without regard to the prior period decision or the form of connectivity agreements. See “—Key Components of Consolidated Statements of Operations—Cost of Service Revenue—Commercial Aviation North America and Rest of World” for a discussion of the accounting treatment of deferred airborne lease incentives.

We believe it is useful to an understanding of our operating performance to exclude write off of deferred financing costs from Adjusted EBITDA because of the non-recurring nature of this charge.

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

Adjusted Net Loss Per Share represents net loss attributable to common stock per share—basic and diluted, adjusted to reflect the number of shares of common stock outstanding as of December 31, 2015 under our current capital structure, after giving effect to the shares of our common stock effectively repurchased as part of the Forward Transactions entered into in connection with the issuance of the Convertible Notes. We present Adjusted Net Loss Per Share to provide investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance considering our current capital structure and the shares outstanding after giving effect to the Forward Transactions.

Cash CAPEX represents capital expenditures net of airborne equipment proceeds received from the airlines and incentives paid to us by landlords under certain facilities leases. We believe Cash CAPEX provides a more representative indication of our liquidity requirements with respect to capital expenditures, as under certain agreements with our airline partners, we are reimbursed for all or a substantial portion of the cost of our airborne equipment, thereby reducing our cash capital requirements.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Years Ended December 31,
	2015	2014	2013
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(107,613)	$(84,538)	$(145,851)
Interest expense	58,889	32,738	29,272
Interest income	(181)	(61)	(64)
Income tax provision	1,238	1,183	1,107
Depreciation and amortization	87,036	64,451	55,509

EBITDA	39,369	13,773	(60,027)
Stock-based compensation expense	15,299	9,816	5,621
Amortization of deferred airborne lease incentives	(20,163)	(12,769)	(8,074)
Write off of deferred financing costs	2,251	—	—
Fair value derivative adjustments	—	—	36,305
Class A and Class B senior convertible preferred stock return	—	—	29,277
Accretion of preferred stock	—	—	5,285

Adjusted EBITDA	$36,756	$10,820	$8,387

Adjusted Net Loss and Adjusted Net Loss Per Share:
Net loss attributable to common stock (GAAP)	$(107,613)	$(84,538)	$(145,851)
Fair value derivate adjustments	—	—	36,305
Class A and Class B senior convertible preferred stock return	—	—	29,277
Accretion of preferred stock	—	—	5,285

Adjusted Net Loss	$(107,613)	$(84,538)	$(74,984)

Basic and diluted weighted average shares outstanding (GAAP)	79,701	85,147	47,832
Adjustment of shares to our current capital structure	—	(5,446)	31,869

Adjusted shares outstanding	79,701	79,701	79,701

Adjusted Net Loss Per Share—basic and diluted	$(1.35)	$(1.06)	$(0.94)

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(153,148)	$(149,563)	$(121,369)
Change in deferred airborne lease incentives (2)	37,063	29,503	8,990
Amortization of deferred airborne lease incentives (2)	19,934	12,508	8,074
Landlord incentives	16,201	9,679	—

Cash CAPEX	$(79,950)	$(97,873)	$(104,305)

(1)	See consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives associated with STCs for the years ended December 31, 2015, 2014 and 2013 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;

•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;

•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;

•	Adjusted EBITDA does not reflect non-cash components related to employee compensation;

•	Adjusted Net Loss and Adjusted Net Loss Per Share do not reflect our preferred stock related components or the actual outstanding common shares of our then existing capital structure for the periods presented;

•	Cash CAPEX does not reflect the full extent of capital investments we have made in our operations; and

•	other companies in our or related industries may calculate these measures differently from the way we do, limiting their usefulness as comparative measures.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$104,856	$28,972	$17,790
Net cash used in investing activities	(153,265)	(152,031)	(135,052)
Net cash provided by financing activities	203,221	67,995	271,056
Effect of foreign exchange rate changes on cash	785	(42)	(28)

Net increase (decrease) in cash and cash equivalents	155,597	(55,106)	153,766
Cash and cash equivalents at the beginning of period	211,236	266,342	112,576

Cash and cash equivalents at the end of period	$366,833	$211,236	$266,342

We have historically financed our growth and cash needs primarily through the issuance of common stock, non-convertible debt, senior convertible preferred stock, convertible debt, term facilities and cash from operating activities. We continually evaluate our ongoing capital needs in light of increasing demand for our services, capacity requirements, evolving technologies in our industry and related strategic, operational and technological opportunities. We actively consider opportunities to raise additional capital in the public and private markets utilizing one or more of the types of capital raising transactions through which we have historically financed our growth and cash needs, as well as other means of capital raising not previously used by us.

IPO:

On June 20, 2013, we priced our IPO of 11,000,000 shares of our common stock and such shares began trading on the NASDAQ Global Select Market on June 21, 2013. The public offering price of the shares sold in the offering was $17.00 per share. Upon consummation of the IPO, all outstanding shares of convertible preferred stock converted into 66,235,473 shares of common stock.

Convertible Notes:

On March 3, 2015, we issued $340.0 million aggregate principal amount of Convertible Notes in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act. We granted an option to the initial purchasers to purchase up to an additional $60.0 million aggregate principal amount of Convertible Notes to cover over-allotments, of which $21.9 million was subsequently exercised during March 2015, resulting in a total issuance of $361.9 million aggregate principal amount of Convertible Notes. We expect to use the net proceeds from the Convertible Notes, after giving effect of the Forward Transactions, for working capital and other general corporate purposes, including potential costs associated with developing and launching our next-generation technology solutions and the acquisition of additional spectrum should it become available. The Convertible Notes mature on March 1, 2020, unless earlier repurchased or converted into shares of our common stock under certain circumstances described below. Upon maturity, we have the option to settle our obligation through cash, shares of common stock, or a combination of cash and shares of common stock. We pay interest on the Convertible Notes semi-annually in arrears on March 1 and September 1 of each year, which began on September 1, 2015.

The $361.9 million of proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt (the liability component) at $261.9 million, and additional paid-in-capital, (the equity component) at $100.0 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the Convertible Notes, which will result in additional non-cash interest expense being recognized within the consolidated statements of operations through the Convertible Notes maturity date (see Note 9, “Interest Costs” for additional information). The effective interest rate on the Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5% for the year ended December 31, 2015. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of December 31, 2015, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $87.4 million, and the net carrying amount of the liability component was $274.5 million, which was recorded as long-term debt within the consolidated balance sheet.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes. Of the $10.4 million of issuance costs incurred, $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on the consolidated balance sheet is being amortized over the contractual term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $1.0 million for the year ended December 31, 2015. As of December 31, 2015, the balance of unamortized deferred financing costs related to the Convertible Notes was $6.5 million and is included as a reduction to long-term debt in our consolidated balance sheets. See Note 7, “Interest Costs” for additional information.

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

Holders may convert the Convertible Notes, at their option, in multiples of $1,000 principal amount at any time prior to December 1, 2019, but only in the following circumstances:

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the year ended December 31, 2015. Regardless of whether any of the foregoing circumstances occurs, holders may convert their Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

In connection with the issuance of the Convertible Notes, we paid approximately $140 million to enter into the Forward Transactions with certain financial institutions (the “Forward Counterparties”), pursuant to which we purchased approximately 7.2 million shares of common stock for settlement on or around the March 1, 2020 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. As a result of the Forward Transactions, total shareholders’ equity within our consolidated balance sheet was reduced by approximately $140 million. Approximately 7.2 million shares of common stock that will be effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

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

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”). Pursuant to the Amendment, we borrowed an additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). As of December 31, 2015 and December 31, 2014, we had $301.5 million and $309.2 million outstanding under the Amended and Restated Senior Term Facility, respectively.

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

The credit agreement executed in connection with our Amended and Restated Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of GBA only. This calculation is made at the end of each fiscal year, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on GBA’s debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. As of December 31, 2015 we calculated a mandatory prepayment of approximately $12.2 million which is included in current liabilities in our consolidated balance sheet.

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

Interest; Fees

The interest rates applicable to the Tranche B-1 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of December 31, 2015, all loans were outstanding as one month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We will pay customary fees in respect of the Amended and Restated Senior Term Facility.

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which have been accounted for as deferred financing costs. The $4.1 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the amendments in April 2013 and July 2014 and were expensed to interest expense. Total amortization expense of the deferred financing costs was $3.1 million, $3.2 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2015 and 2014, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $8.2 million and $11.3 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheets.

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

As of December 31, 2015, we were in compliance with the covenants, cash balance, reporting and notice requirements of the Amended and Restated Senior Term Facility and no event of default had occurred.

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

Letters of Credit:

We maintain several letters of credit totaling $7.5 million and $7.9 million as of December 31, 2015 and December 31, 2014, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our existing office locations in Chicago, Illinois; Bensenville, Illinois; and Broomfield, Colorado and our former office location in Itasca, Illinois.

Liquidity:

Although we can provide no assurances, we currently believe that cash and cash equivalents on hand as of December 31, 2015 should be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including installing our ATG-4 and Ku equipment on certain aircraft operated by our airline partners, costs related to international expansion, costs associated with launching and installing our 2Ku technology and potential costs associated with developing and launching other potential next-generation technology solutions. Excluding the impact of the IPO, the Amended and Restated Senior Term Facility and the Convertible Notes, we have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenue in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to international expansion and execution of our current technology roadmap, including 2Ku and potential next-generation technologies. We currently believe that cash on hand and, if necessary, additional equity financings or the incurrence of additional debt as permitted under the credit agreement governing our Amended and Restated Senior Term Facility, will be sufficient to meet our liquidity needs in the longer-term, including our continued international expansion and the acquisition of additional spectrum should it become available. The credit agreement governing the Amended and Restated Senior Term Facility contains covenants that restrict the ability of Gogo Intermediate Holdings LLC, GBA and Gogo LLC to incur additional indebtedness generally, subject to certain enumerated exceptions, and to undertake certain equity financings through the issuance of certain types of preferred stock. As a result, we may be unable to finance growth of our business to the extent that our cash on hand and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of common equity or through permitted sales of preferred equity or debt. Further, market conditions may limit our access to additional sources of equity or debt financing.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Net loss	$(107,613)	$(84,538)	$(111,289)
Non-cash charges and credits	125,181	81,657	102,146
Changes in operating assets and liabilities	87,288	31,853	26,933

Net cash provided by operating activities	$104,856	$28,972	$17,790

For the year ended December 31, 2015, cash provided by operating activities was $104.9 million as compared with $29.0 million for the prior year. The principal contributors to the increase in operating cash flows were:

•	a $20.4 million change in net loss adjusted for non-cash charges and credits that was due primarily to increases in the CA-NA, BA and CA-ROW segments’ service revenues partially offset by increased spending in all three segments, as noted above under “—Results of Operations”; and

•	a $55.4 million increase in cash flows related to changes in operating assets and liabilities resulting from:

•	An increase in cash flows due to the following:

•	Changes in CA-NA’s deferred rent related to the commencement of the new office location in Chicago, IL during 2014;

•	Changes in CA-NA’s deferred revenue due to an increase in subscription-based products, buy-before-you-fly user purchase options and equipment transactions associated with one of our airline partners as we have not yet met all the conditions to recognize revenue;

•	Changes in CA-NA’s accounts receivable due to receivables building more throughout 2014 as compared with 2015;

•	Changes in CA-NA, BA and CA-ROW’s accrued liabilities primarily due to the timing of payments;

•	Changes in BA’s inventories due to inventory remaining relatively consistent during 2015 after building throughout 2014;

•	Changes in CA-NA and CA-ROW’s deferred airborne lease incentives due to additional installations of our equipment in 2015; and

•	Changes in accrued interest due to the issuance of the Convertible Notes in March 2015.

•	Partial offsets to the above due to decreases in cash flows from the following:

•	Changes in BA’s accounts receivable due to an increase in receivables as a result of an increase in service revenue;

•	Changes in CA-NA and BA’s accounts payable due to the timing of payments; and

•	Changes in BA’s deferred rent due to the building of deferred rent balances throughout 2014 due to the commencement of the new BA lease in 2014, while deferred rent balances did not build as much in 2015.

We anticipate cash flows from changes in operating assets and liabilities to be positively impacted in 2016 by increases in deferred airborne lease incentives, which we estimate will range from $40 million to $50 million for the year ending December 31, 2016.

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

Included in investing activities for the year ended December 31, 2014 is $2.5 million of letters of credit requiring us to maintain restricted cash for our Broomfield, Colorado office location. Also included in investing activities for the year ended December 31, 2013 is $9.3 million related to the Airfone acquisition, see Note 17, “Airfone Acquisition” in our consolidated financial statements for additional information, and $5.0 million of letters of credit requiring us to maintain restricted cash for our Chicago, Illinois office location.

Cash flows provided by Financing Activities:

Cash provided by financing activities for the year ended December 31, 2015 was $203.2 million primarily due to proceeds from the issuance of the Convertible Notes of $361.9 million and proceeds from stock-based award activities of $4.6 million, partially offset by payments associated with the Forward Transactions of $140.0 million, the payment of debt issuance costs of $12.6 million and payments on our debt facilities and capital leases of $10.7 million.

Cash provided by financing activities for the year ended December 31, 2014 was $68.0 million primarily due to proceeds from the Amended and Restated Senior Term Facility of $75.0 million and proceeds from stock-based award activities of $3.1 million partially offset by payments on our debt facilities and capital leases of $8.6 million and the payment of debt issuance costs of $1.5 million.

Cash provided by financing activities for the year ended December 31, 2013 was $271.1 million primarily due to net proceeds from the IPO of $170.1 million ($173.9 million of proceeds, net of underwriter commissions, less the payment of $3.9 million of additional costs associated with the IPO), proceeds from the Amended and Restated Senior Term Facility of $113.0 million and proceeds from stock-based award activities of $1.3 million, partially offset by $7.0 million of related debt issuance costs and principal payments on our debt facilities and capital leases of $6.3 million.

Capital Expenditures

Our operations continue to require significant capital expenditures primarily for technology development, equipment and capacity expansion. Capital expenditures for the CA-NA and CA-ROW segments are associated with the installation and the supply of airborne equipment to our airline partners, which correlates directly to the roll out and/or upgrade of service to our airline partners’ fleets. Capital spending is also associated with the expansion of our ATG network and data centers and includes site acquisition, design, permitting, network equipment and construction costs. Capital expenditures related to data centers are for additional equipment such as servers and IP routers. We capitalize software development costs related to network technology solutions, the Gogo platform and new product/service offerings. We also capitalized costs related to the build out of our new office locations.

Capital expenditures for the years ended December 31, 2015 and 2014 were $153.1 million and $149.6 million, respectively. The increase in capital expenditures was due to the build out of our new office location in Chicago, IL and an increase in airborne equipment purchases for the CA-ROW and CA-NA segments, partially offset by a decrease in network spending in CA-NA.

We anticipate an increase in capital spending in 2016 and estimate capital expenditures for the year ending December 31, 2016 will range from $150 million to $185 million as we increase the number of airborne equipment installations including 2Ku, continue to execute our international expansion strategy and upgrade certain aircraft operated by our airline partners to ATG-4 and 2Ku. We expect our capital expenditures, net of deferred airborne lease incentives, for the year ending December 31, 2016 to range from $110 million to $135 million. Our expected range of capital expenditures for the year ending December 31, 2016 does not account for any potential costs associated with the participation in any future auction for the licensing of additional spectrum or any related technology or service arrangements necessary to utilize such spectrum.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (including those that require us to make future cash payments) as of December 31, 2015. The future contractual requirements include payments required for our operating leases and contractual purchase agreements (in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Capital lease obligations	$5,840	$2,883	$2,957	$—	$—
Operating lease obligations	188,785	19,615	33,005	27,600	108,565
Purchase obligations (1)	114,514	114,514	—	—	—
Convertible Notes	361,940	—	—	361,940	—
Interest on Convertible Notes (2)	56,554	13,573	27,146	15,835	—
Amended and Restated Senior Term Facility	301,503	18,835	282,668	—	—
Interest on Amended and Restated Senior Term Facility (2)	65,862	30,312	35,550	—	—
Satellite transponder and teleport services	90,724	37,351	53,360	13	—
Network transmission services	26,042	12,307	13,107	628	—
Deferred revenue arrangements (3)	44,813	24,055	7,968	3,902	8,888
Deferred airborne lease incentives (4)	143,391	21,659	41,725	37,008	42,999
Canadian ATG Spectrum License related payments (5)	15,585	721	1,442	1,442	11,980
Other long-term obligations (6)	51,101	7,500	8,900	5,701	29,000

Total	$1,466,654	$303,325	$507,828	$454,069	$201,432

(1)	As of December 31, 2015, our outstanding purchase obligations represented obligations to vendors to meet operational requirements as part of the normal course of business and related primarily to information technology, research and development, sales and marketing and production related activities.
(2)	Interest is calculated based on the interest rate in effect at December 31, 2015. See Note 6, “Long-Term Debt and Other Liabilities” for further information.
(3)	Amounts represent obligations to provide services for which we have already received cash from our customers.

(4)	Amounts represent the upfront payments made by our airline partners for our ATG and satellite equipment and payments for STC’s. Upfront payments made pursuant to these agreements are accounted for as deferred airborne lease incentives which are amortized on a straight-line basis as a reduction of cost of service revenue over the term of the agreement.
(5)	Canadian ATG Spectrum License related payments relates to the monthly C$0.1 million payment over the estimated 25-year term of the agreement, using the December 31, 2015 exchange rate. See Note 16, “Canadian ATG Spectrum License” for further information.
(6)	Other long-term obligations consist of estimated payments (undiscounted) for our asset retirement obligations and obligations to certain airline partners. Other long-term obligations do not include $7.4 million related to our deferred tax liabilities due to the uncertainty of their timing.

Contractual Commitments: We have agreements with various vendors under which we have remaining commitments to purchase $21.3 million in satellite based systems, certification, or development services as of December 31, 2015. Such commitments will become payable as we receive the equipment, certification, or are provided the development services.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $37.4 million in 2016, $35.9 million in 2017, $17.4 million in 2018, and an amount less than $0.1 million in 2019.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. See Note 14, “Leases,” in our consolidated financial statements for additional information.

The revenue share paid to our airline partners represents operating lease payments and are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentive discussed above. Such rental expense totaled a net charge of $40.6 million, $40.3 million and $33.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. See Note 14, “Leases,” in our consolidated financial statements for additional information.

One contract with one of our airline partners requires us to provide our airline partner with a cash rebate of $1.8 million if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. Based upon the number of aircraft in service on December 31, 2015, we will be required to rebate $1.8 million to this airline in June 2016.

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

Our exposure to market risk is currently confined to our cash and cash equivalents and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of December 31, 2015 and 2014 primarily included amounts in bank checking accounts, U.S. Treasuries, and Money Market Funds. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. However, actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents and interest expense on our long-term debt. Our cash and cash equivalents as of December 31, 2015 and December 31, 2014, included amounts in bank checking accounts and liquid certificates of deposit. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio would have reduced interest income and increased interest expense for the years ended December 31, 2015 and 2014 by an immaterial amount.

Variable Rate Debt: The interest rates applicable to the Tranche B-1 Loans (as defined in Note 6, “Long-Term Debt and Other Liabilities,” in our consolidated financial statements) are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a LIBOR rate adjusted for statutory reserve requirements (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans (as defined in Note 6, “Long-Term Debt and Other Liabilities,” in our consolidated financial statements) are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of December 31, 2015, all loans were outstanding as one month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. As of December 31, 2015, the LIBOR Rate was more than 50 basis points below the floor described above and as a result interest expense for the Amended and Restated Senior Term Facility will not change until both the LIBOR Rate and the applicable base rate exceeds the applicable floors.

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

Gogo Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gogo Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Gogo Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gogo Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 25, 2016

Gogo Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$366,833	$211,236
Accounts receivable, net of allowances of $417 and $774, respectively	69,317	48,509
Inventories	20,937	21,913
Prepaid expenses and other current assets	10,920	13,236

Total current assets	468,007	294,894

Non-current assets:
Property and equipment, net	434,490	363,108
Intangible assets, net	78,823	78,464
Goodwill	620	620
Long-term restricted cash	7,535	7,874
Other non-current assets	14,878	11,384

Total non-current assets	536,346	461,450

Total assets	$1,004,353	$756,344

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$28,189	$41,026
Accrued liabilities	88,690	52,894
Accrued airline revenue share	13,708	13,273
Deferred revenue	24,055	20,181
Deferred airborne lease incentives	21,659	13,767
Current portion of long-term debt and capital leases	21,277	10,345

Total current liabilities	197,578	151,486

Non-current liabilities:
Long-term debt	542,573	290,626
Deferred airborne lease incentives	121,732	83,794
Deferred tax liabilities	7,425	6,598
Other non-current liabilities	68,850	26,082

Total non-current liabilities	740,580	407,100

Total liabilities	938,158	558,586

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at December 31, 2015 and 2014; 86,137,856 and 85,483,300 shares issued at December 31, 2015 and 2014, respectively; and 85,913,206 and 85,300,774 shares outstanding at December 31, 2015 and 2014, respectively	9	9
Additional paid-in-capital	861,243	884,205
Accumulated other comprehensive loss	(2,188)	(1,200)
Accumulated deficit	(792,869)	(685,256)

Total stockholders’ equity	66,195	197,758

Total liabilities and stockholders’ equity	$1,004,353	$756,344

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Revenue:
Service revenue	$419,975	$322,747	$250,381
Equipment revenue	80,913	85,744	77,743

Total revenue	500,888	408,491	328,124

Operating expenses:
Cost of service revenue (exclusive of items shown below)	187,803	172,628	135,032
Cost of equipment revenue (exclusive of items shown below)	40,558	39,723	35,956
Engineering, design and development	87,437	69,519	53,747
Sales and marketing	56,143	42,107	34,505
General and administrative	86,753	70,732	58,042
Depreciation and amortization	87,036	64,451	55,509

Total operating expenses	545,730	459,160	372,791

Operating loss	(44,842)	(50,669)	(44,667)

Other (income) expense:
Interest income	(181)	(61)	(64)
Interest expense	58,889	32,738	29,272
Write off of deferred financing costs	2,251	—	—
Fair value derivative adjustment	—	—	36,305
Other expense	574	9	2

Total other expense	61,533	32,686	65,515

Loss before income taxes	(106,375)	(83,355)	(110,182)
Income tax provision	1,238	1,183	1,107

Net loss	(107,613)	(84,538)	(111,289)
Class A and Class B senior convertible preferred stock return	—	—	(29,277)
Accretion of preferred stock	—	—	(5,285)

Net loss attributable to common stock	$(107,613)	$(84,538)	$(145,851)

Net loss attributable to common stock per share—basic and diluted	$(1.35)	$(0.99)	$(3.05)

Weighted average number of shares—basic and diluted	79,701	85,147	47,832

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net loss	$(107,613)	$(84,538)	$(111,289)
Currency translation adjustments	(988)	(775)	(405)

Comprehensive loss	$(108,601)	$(85,313)	$(111,694)

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(107,613)	$(84,538)	$(111,289)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	87,036	64,451	55,509
Loss on asset disposals/abandonments	3,044	3,389	1,058
Deferred income taxes	827	828	821
Stock compensation expense	15,299	9,816	5,621
Amortization of deferred financing costs	4,169	3,173	2,832
Accretion of debt discount	12,555	—	—
Write off of deferred financing costs	2,251	—	—
Fair value derivative adjustment	—	—	36,305
Changes in operating assets and liabilities:
Accounts receivable	(21,563)	(23,035)	(1,015)
Inventories	976	(8,267)	(1,497)
Prepaid expenses and other current assets	2,717	2,070	(1,378)
Deposits on satellite services	—	—	(4,774)
Accounts payable	(4,307)	8,336	2,281
Accrued liabilities	24,927	(1,823)	10,865
Deferred airborne lease incentives	36,895	30,199	10,217
Deferred revenue	23,895	7,326	6,685
Deferred rent	21,206	13,290	(23)
Accrued interest	4,508	7	26
Accrued airline revenue share	439	3,315	3,697
Other non-current assets and liabilities	(2,405)	435	1,849

Net cash provided by operating activities	104,856	28,972	17,790

Investing activities:
Proceeds from the sale of property and equipment	75	32	226
Purchases of property and equipment	(135,201)	(132,098)	(105,228)
Acquisition of intangible assets—capitalized software	(17,947)	(17,465)	(16,141)
Acquisition of Airfone, includes $1.0 million in restricted cash at December 31, 2013	—	—	(9,344)
Increase in investing restricted cash	(192)	(2,500)	(4,565)

Net cash used in investing activities	(153,265)	(152,031)	(135,052)

Financing activities:
Proceeds from issuance of convertible notes	361,940	—	—
Forward transactions	(140,000)	—	—
Proceeds from credit facilities	—	75,000	113,000
Payment of debt, including capital leases	(10,744)	(8,570)	(6,326)
Payment of debt issuance costs	(12,608)	(1,500)	(6,975)
Proceeds from initial public offering, net of underwriter commissions	—	—	173,910
Payment of additional offering costs	—	—	(3,858)
Stock-based award activities	4,633	3,065	1,305

Net cash provided by financing activities	203,221	67,995	271,056

Effect of exchange rate changes on cash	785	(42)	(28)

Increase (decrease) in cash and cash equivalents	155,597	(55,106)	153,766
Cash and cash equivalents at beginning of period	211,236	266,342	112,576

Cash and cash equivalents at end of period	$366,833	$211,236	$266,342

Supplemental Cash Flow Information:
Cash paid for interest	$38,677	$29,736	$24,751
Cash paid for taxes	446	414	261
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$29,305	$30,404	$15,460
Purchases of property and equipment paid by commercial airlines	10,163	5,558	5,840
Purchases of property and equipment under capital leases	1,395	3,125	4,081
Acquisition of intangible assets in current liabilities	1,549	1,511	2,319
Asset retirement obligation incurred	1,181	1,518	1,454
Class A and Class B senior convertible preferred stock return	—	—	29,277
Accretion of preferred stock	—	—	5,285

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Balance at January 1, 2013	6,798,017	—	9,110	(20)	(454,867)	(445,777)
Net loss	—	—	—	—	(111,289)	(111,289)
Class A senior convertible preferred stock and Class B senior convertible preferred stock return	—	—	—	—	(29,277)	(29,277)
Accretion on preferred stock	—	—	—	—	(5,285)	(5,285)
Currency translation adjustments, net of tax	—	—	—	(405)	—	(405)
Stock-based compensation expense, excluding ACM units	—	—	5,123	—	—	5,123
Issuance of common stock upon exercise of stock options	121,556	—	1,305	—	—	1,305
Issuance of common stock, net of fees	11,000,000	1	170,051	—	—	170,052
Conversion of convertible preferred stock (including embedded derivative liability)	66,235,473	7	685,238	—	—	685,245
Distribution of ACM units	821,346	—	498	—	—	498

Balance at December 31, 2013	84,976,392	8	871,325	(425)	(600,718)	270,190
Net loss	—	—	—	—	(84,538)	(84,538)
Currency translation adjustments, net of tax	—	—	—	(775)	—	(775)
Stock-based compensation expense	—	—	9,816	—	—	9,816
Issuance of common stock upon exercise of stock options	286,141	1	2,691	—	—	2,692
Issuance of common stock upon vesting of restricted stock units	10,157	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(41)	—	—	(41)
Issuance of common stock in connection with employee stock purchase plan	28,084	—	414	—	—	414

Balance at December 31, 2014	85,300,774	9	884,205	(1,200)	(685,256)	197,758
Net loss	—	—	—	—	(107,613)	(107,613)
Currency translation adjustments, net of tax	—	—	—	(988)	—	(988)
Stock-based compensation expense	—	—	15,299	—	—	15,299
Issuance of common stock upon exercise of stock options	418,681	—	4,824	—	—	4,824
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	122,633	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(1,233)	—	—	(1,233)
Issuance of common stock in connection with employee stock purchase plan	71,118	—	1,042	—	—	1,042
Issuance of Convertible Notes (including issuance costs)	—	—	97,106	—	—	97,106
Issuance of Forward Transactions			(140,000)			(140,000)

Balance at December 31, 2015	85,913,206	$9	$861,243	$(2,188)	$(792,869)	$66,195

See the Notes to Consolidated Financial Statements

1. Background

Gogo Inc. (“we”, “us”, “our”) is a holding company, which through its operating subsidiaries is a provider of in-flight connectivity and wireless in-cabin digital entertainment solutions. We operate through the following three segments: Commercial Aviation North America or “CA-NA”, Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”. Services provided by our CA-NA and CA-ROW businesses include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”) including among other things real-time credit card transaction processing, electronic flight bags and real-time weather information. Services are provided by the CA-NA business on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which is still in the start-up phase as we launched commercial international service in March 2014, provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service is provided. Our BA business provides in-flight Internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service, Passenger Entertainment, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include our wholly owned subsidiaries and, prior to its dissolution in 2014, our affiliate, AC Management LLC (“ACM”). All intercompany transactions and account balances have been eliminated.

We were the managing member of ACM, an affiliate whose units were owned by members of management. ACM was established for the sole purpose of providing an ownership stake in us to members of management, and ACM’s transactions effectively represent a stock-based compensation plan (see Note 11, “Stock-Based Compensation Expense,” for further information). Since we were the managing member of ACM and thereby controlled ACM, including controlling which members of management were granted ownership interests, ACM was included in our consolidated financial statements prior to its dissolution in 2014.

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

Revisions—During the three months ended December 31, 2015, we determined that it was more appropriate to record incentive compensation expense and stock-based compensation expense in the same operating expense line items in the consolidated statements of operations as the base cash compensation paid to the underlying employees rather than within general and administrative expenses, where such costs had been reported.

We assessed the materiality of these classification changes, taking into account quantitative and qualitative factors, and determined them to be immaterial to the consolidated statements of operations for the years ended December 31, 2014 and 2013. There is no impact to total operating expenses, net loss or net loss per share, or the consolidated balance sheets or statements of comprehensive loss, cash flows or stockholders’ equity (deficit).

While these immaterial classification changes could have been reflected prospectively, we elected to revise our consolidated statements of operations in order to provide greater comparability of operating expense line items across each year presented. Therefore, we have revised the previously reported operating expense line items within the consolidated statements of operations for the years ended December 31, 2014 and 2013 to reflect the classification of incentive compensation expense and stock-based compensation expense in the consolidated statements of operations in the same operating expense line items as the base cash compensation paid to the underlying employees.

Following are the line items from our consolidated statements of operations illustrating the effect of these immaterial revisions (in thousands):

	Year Ended December 31, 2014
		Revisions
	As Reported	Incentive Compensation Expense	Stock-Based Compensation Expense	As Revised
Operating expenses:
Cost of service revenue (exclusive of items shown below)	$169,935	$2,020	$673	$172,628
Cost of equipment revenue (exclusive of items shown below)	39,525	167	31	39,723
Engineering, design and development	65,120	2,730	1,669	69,519
Sales and marketing	38,625	1,864	1,618	42,107
General and administrative	81,504	(6,781)	(3,991)	70,732
Depreciation and amortization	64,451	—	—	64,451

Total operating expenses	$459,160	$—	$—	$459,160

	Year Ended December 31, 2013
		Revisions
	As Reported	Incentive Compensation Expense	Stock-Based Compensation Expense	As Revised
Operating expenses:
Cost of service revenue (exclusive of items shown below)	$132,259	$2,422	$351	$135,032
Cost of equipment revenue (exclusive of items shown below)	35,739	213	4	35,956
Engineering, design and development	49,687	3,406	654	53,747
Sales and marketing	30,597	2,939	969	34,505
General and administrative	69,000	(8,980)	(1,978)	58,042
Depreciation and amortization	55,509	—	—	55,509

Total operating expenses	$372,791	$—	$—	$372,791

Reclassifications—In order to conform to the current year presentation, accrued interest for the 2014 and 2013 consolidated statements of cash flows has been reclassified to be presented as a separate line item. Specifically, accrued interest of $7 thousand and $26 thousand for the years ended December 31, 2014 and 2013, respectively, had been included in accrued liabilities in our consolidated statements of cash flows. Additionally, Canadian ATG License Payments of $118 thousand and $126 thousand for the years ended December 31, 2014 and 2013, respectively, had been stated separately but now are included within other non-current assets and liabilities in our consolidated statements of cash flows.

As a result of our adoption of Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheets as a deduction from the carrying amount of the related debt, $11.3 million of debt issuance costs as of December 31, 2014 which had been stated separately are now included within long-term debt in our consolidated balance sheet.

Significant Risks and Uncertainties—Our operations are subject to certain risks and uncertainties, including without limitation those associated with continuing losses, fluctuations in operating results, funding expansion, strategic alliances, capacity constraints, managing rapid growth and expansion, relationships with suppliers and distributors, financing arrangement terms that may restrict operations, regulatory issues, competition, the economy, technology trends and evolving industry standards.

Cash and Cash Equivalents—We consider cash and cash equivalents to be short-term, highly liquid investments that have the following characteristics: readily convertible to known amounts of cash, so near their maturities that there is insignificant risk of changes in value due to any changes in market interest rates, and having maturities of three months or less when purchased. We continually monitor positions with, and the credit quality of, the financial institutions with which we invest. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate the fair market value of these assets.

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

See Note 10, “Business Segments and Major Customers,” for further details.

Income Tax—We use an asset and liability-based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets which are not likely to be realized. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance. We also consider the existence of any uncertain tax positions and, as necessary, provide a reserve for any uncertain tax positions at each reporting date.

See Note 13, “Income Tax,” for further details.

Inventories—Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

See Note 4, “Composition of Certain Balance Sheet Accounts,” for further details.

Property and Equipment and Depreciation—Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation. Network asset inventory and construction in progress, which include materials, transmission and related equipment, and interest and other costs relating to the construction and development of our network, are not depreciated until they are put into service. Network equipment consists of switching equipment, antennas, base transceiver stations, site preparation costs, and other related equipment used in the operation of our network. Airborne equipment consists of routers, radomes, antennas and related equipment, and accessories installed or to be installed on aircraft. Depreciation expense totaled $69.4 million, $53.4 million and $46.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives for owned assets, which are as follows:

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

Goodwill and Other Intangible Assets—Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. Our FCC Licenses (as defined in Note 5, “Intangible Assets”) are our only indefinite-lived intangible assets. We perform our annual impairment tests of goodwill and our FCC Licenses during the fourth quarter of each fiscal year. We assess qualitative factors to determine the likelihood of impairment. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, financial performance versus budget and any other events or circumstances specific to goodwill and the FCC Licenses. If it is more likely than not that the fair value of goodwill and the FCC Licenses is greater than the carrying value, no further testing is required. Otherwise, we will apply the quantitative impairment test method.

Our quantitative impairment testing of the FCC Licenses uses the Greenfield method, an income-based approach. When performing this quantitative impairment testing, we estimate the fair value of the goodwill and FCC Licenses asset balances based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, projected operating results and cash flows may not always be achieved. The failure to achieve one or more of our assumptions regarding projected operating results and cash flows in the near term or long term could reduce the estimated fair value below carrying value and result in the recognition of an impairment charge. The results of our annual goodwill and indefinite-lived intangible asset impairment assessments for 2015, 2014 and 2013 indicated no impairment.

Intangible assets that are deemed to have a finite life are amortized over their useful lives as follows:

Software	3-8 years
OEM and dealer relationships	10 years
Service customer relationships	5-7 years
Other intangible assets	4-12 years

See Note 5, “Intangible Assets,” for further details.

Long-Lived Assets—We review our long-lived assets to determine potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We do this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If we determine an impairment exists, the asset is written down to estimated fair value. There were no impairments of long-lived assets in 2015, 2014 and 2013.

Arrangements with Commercial Airlines—Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering our service to passengers on the aircraft. Depending on the agreement, we may be responsible for the costs of installing and/or deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second, more prevalent type of connectivity agreement some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions involve the transfer of legal title but have not met sales recognition for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our balance sheets, as noted in the Property and Equipment and Depreciation section above. Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline.

Additionally, equipment transactions under one form of agreement, which we have used on a limited basis, qualify for sale treatment due to the specific provisions of the agreement.

In all but one of agreements with the commercial airlines (the exception accounts for an immaterial portion of our revenue) we are required to pay the airline a percentage of the service revenues generated from transactions with the airline’s passengers. Such payments are essentially contingent rental payments and are recorded at the same time as the related passenger service revenue and classified as cost of service revenue in the consolidated statements of operations. Certain airlines are also entitled under their contracts to reimbursement by us for certain costs, which are deemed additional rental payments and classified as cost of service revenue in our consolidated statements of operations.

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

CA-NA’s product offerings also include an annual subscription product and an unlimited monthly access option. Under the annual subscription product, revenue is recognized evenly throughout the year, regardless of how many times the customer accesses the network. Under the unlimited monthly access option, revenue is recognized throughout the month starting on the date of purchase, regardless of how many times the customer accesses the network. All deferred revenue amounts related to the annual subscription, multi-packs and unlimited monthly access options are classified as a current liability in our consolidated balance sheets.

CA-NA also derives service revenue under arrangements with various third parties who sponsor free or discounted access to our service. The sponsorship arrangements vary with respect to duration and the airlines included. For sponsorship arrangements that occur across more than a single calendar month, revenue is deferred and recognized evenly throughout the sponsorship term. Other sources of CA-NA revenue include fees paid by third parties to advertise on or to enable ecommerce transactions through our airborne portal. For advertising or ecommerce arrangements that occur across more than a single calendar month, revenue is deferred and recognized evenly throughout the term of the arrangement.

CA-NA and CA-ROW also derive revenue from Connected Aircraft Services, or CAS. Under these arrangements, fixed-fee revenue (contractual allowance of megabytes or “MB”) may be deferred and recognized evenly over the year of service and a per-MB usage (overage) charge is recognized in the month it was consumed.

We recognize revenue for equipment sales when the following conditions have been satisfied: the equipment has been shipped to the customer, title and risk of loss and control have transferred to the customer, we have no future obligations for installation or maintenance service, the price is fixed or determinable, and collectability is reasonably assured.

We have multi-element arrangements that include equipment, connectivity services, installation and various in-flight entertainment offerings. Revenue is allocated to each element based on the relative fair value of each element. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element have been met. Fair value is generally based on one of the following three methods: the price charged when each element is sold separately, commonly referred to as vendor-specific objective evidence (“VSOE”); third-party evidence of selling price; or our best estimate of selling price, if neither VSOE or third-party evidence exists. Our BA segment uses VSOE and our CA-NA segment, through certain contracts for equipment and services that are sold direct to our airline partners, uses an estimated selling price to determine the fair value of the elements pertaining to these arrangements.

Service revenue for BA generally consists of monthly recurring and usage fees, which are recognized monthly as the services are provided and billed to customers.

Our CA-ROW business is still in the start-up phase. In March 2014, we generated our first CA-ROW in-flight connectivity revenue. Additionally, CA-ROW charges monthly service fees to our airline partners for network monitoring and portal management services. We recognize these monthly fees as airborne lease incentives (i.e., credit to cost of service revenue) when the services are provided.

Research and Development Costs—Expenditures for research and development are charged to expense as incurred and totaled $50.1 million, $40.1 million and $32.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. Research and development costs are reported as a component of engineering, design and development expenses in our consolidated statements of operations.

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

Warranty—We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our consolidated balance sheets. Historically our warranty reserve only related to our BA segment; however due to the commencement of a new airline relationship in 2015 we established a warranty reserve in our CA-NA segment.

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

In March 2015, we entered into a prepaid forward transaction in which we purchased 7.2 million shares of our common stock for approximately $140 million, with an expected settlement date on or around March 1, 2020. Because the transaction is indexed to our own stock and classified within stockholders’ equity, we do not account for the prepaid forwards as a derivative instrument in accordance with ASC 815, Derivatives and Hedging.

See Note 6, “Long-Term Debt and Other Liabilities,” Note 8, “Common Stock and Preferred Stock,” and Note 9, “Fair Value of Financial Assets and Liabilities,” for further information.

Convertible Notes—Proceeds received from the issuance of Convertible Notes (as defined in Note 6, “Long-Term Debt and Other Liabilities”) are initially allocated between a liability component (long-term debt) and an equity component (additional paid-in capital), within the consolidated balance sheet. The fair value of the liability component is measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, is determined by deducting the fair value of the liability component from the aggregate face value of Convertible Notes.

See Note 6, “Long-Term Debt and Other Liabilities,” for further information.

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

See Note 3, “Net Loss Per Share,” for further information.

Stock-Based Compensation Expense—Compensation cost is measured and recognized at fair value for all stock-based payments, including stock options. For stock options, we estimate fair value using the Black-Scholes option-pricing model, which requires assumptions, such as expected volatility, risk-free interest rate, expected life, and dividends. Restricted stock units (“RSUs”) and restricted stock are measured based on the fair market value of the underlying stock on the date of grant. Our stock-based compensation expense is recognized net of estimated forfeitures on a straight-line basis over the applicable vesting period, and is included in the same operating expense line items in the consolidated statements of operations as the base cash compensation paid to the underlying employees. For 2015, 2014, and 2013, we estimated a forfeiture rate when computing stock-based compensation expense. We reassess our estimated forfeiture rate periodically based on new facts and circumstances.

See Note 11, “Stock-Based Compensation Expense,” for further discussion.

Additional Paid-in Capital—For our internal recordkeeping, we categorize additional paid-in capital into two categories: additional paid-in capital related to equity share issuances and additional paid-in capital related to stock-based compensation. Preferred stock return and accretion of preferred stock were historically recorded as reductions to additional paid-in capital related to equity share issuances. In 2012, due to the level of preferred stock return and accretion of preferred stock recognized, the balance of our additional paid-in capital related to equity share issuances was reduced to zero. Accordingly, during 2013 and 2012 we recorded preferred stock return and accretion of preferred stock as increases to our accumulated deficit. See our consolidated statements of stockholders’ equity (deficit) for further information.

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

Debt Issuance Costs—We defer loan origination fees and financing costs related to our various debt offerings as deferred financing costs. Additionally, we defer fees paid directly to the lenders related to amendments with our various debt offerings as deferred financing costs. We amortize these costs over the term of the underlying debt using the effective interest method, and include them in interest expense in the consolidated statement of operations. The fees incurred but not paid directly to the lenders in connection with amendments are expensed as incurred to interest expense. Deferred financing costs associated with future debt issuances are written off in the period during which we determine that the debt will no longer be issued.

See Note 6, “Long-Term Debt and Other Liabilities” for further information.

Comprehensive Loss—Comprehensive loss for the years ended December 31, 2015, 2014 and 2013 is net loss plus unrealized losses on foreign currency translation adjustments.

Recently Issued Accounting Pronouncements—

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). This pronouncement outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the annual reporting periods. Early adoption of the guidance is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within the annual reporting periods. We will adopt this guidance as of January 1, 2018 and we expect to apply this standard using the full retrospective method. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheets as a direct deduction from the carrying amount of the related debt. We retrospectively adopted ASU 2015-03 as of December 31, 2015. See above “—Reclassifications” for additional information.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the current guidance by requiring entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. We retrospectively adopted ASU 2015-17 as of December 31, 2015. As all of our net deferred tax liabilities are already presented as non-current, there was no impact to our financial position, results of operations or cash flows with the adoption of ASU 2015-17.

3. Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted-average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 6, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Additionally, the calculation of weighted average shares outstanding as of December 31, 2015 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

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

As a result of the net loss for each of the years ended December 31, 2015, 2014 and 2013 for the periods where such shares or securities were outstanding, all of the outstanding shares of common stock underlying stock options, ACM Units, deferred stock units, restricted stock units and preferred stock were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013; however, because of the undistributed losses the shares associated with the Forward Transactions and the three classes of our pre-IPO preferred stock are excluded from the computation of basic earnings per share as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Years Ended December 31,
	2015	2014	2013
Net loss	$(107,613)	$(84,538)	$(111,289)
Less: Preferred stock return	—	—	29,277
Less: Accretion of preferred stock	—	—	5,285
Less: Participation rights of the Forward Transactions	—	—	—

Undistributed losses	$(107,613)	$(84,538)	$(145,851)

Weighted-average common shares outstanding-basic and diluted	79,701	85,147	47,832

Net loss attributable to common stock per share-basic and diluted	$(1.35)	$(0.99)	$(3.05)

4. Composition of Certain Balance Sheet Accounts

Inventories as of December 31, 2015 and 2014, all of which were included within the BA segment, were as follows (in thousands):

	December 31,
	2015	2014
Work-in-process component parts	$13,866	$16,578
Finished goods	7,071	5,335

Total inventory	$20,937	$21,913

Property and equipment as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Office equipment, furniture, fixtures and other	$43,447	$32,289
Leasehold improvements	42,318	31,031
Airborne equipment	414,381	319,835
Network equipment	156,890	146,795

	657,036	529,950
Accumulated depreciation	(222,546)	(166,842)

Property and equipment, net	$434,490	$363,108

Accrued liabilities as of December 31, 2015 and 2014 consist of the following (in thousands):

	December 31,
	2015	2014
Employee compensation and benefits	$23,668	$13,211
Airborne equipment and installation costs	17,503	9,548
Airborne partner related accrued liabilities	11,387	7,718
Deferred rent	2,559	3,637
Accrued interest	4,611	103
Other	28,962	18,677

Total accrued liabilities	$88,690	$52,894

Other non-current liabilities as of December 31, 2015 and 2014 consist of the following (in thousands):

	December 31,
	2015	2014
Deferred rent	$36,656	$14,390
Deferred revenue	20,758	741
Asset retirement obligations	7,847	6,153
Capital leases	2,786	3,813
Other	803	985

Total other non-current liabilities	$68,850	$26,082

Changes in our warranty reserve for the years ended December 31, 2015, 2014 and 2013 consist of the following (in thousands):

Warranty Reserve
Balance—January 1, 2013	$870
Accruals for warranties issued	622
Settlements of warranties	(612)

Balance—December 31, 2013	880
Accruals for warranties issued	519
Settlements of warranties	(314)

Balance—December 31, 2014	1,085
Accruals for warranties issued	1,882
Settlements of warranties	(1,133)

Balance—December 31, 2015	$1,834

Changes in our non-current asset retirement obligations for the years ended December 31, 2015 and 2014 consist of the following (in thousands):

Asset Retirement Obligation
Balance—January 31, 2014	$4,382
Liabilities incurred (1)	1,518
Liabilities settled	(295)
Accretion expense	561
Foreign exchange rate adjustments	(13)

Balance—December 31, 2014	6,153
Liabilities incurred (2)	1,181
Liabilities settled	(156)
Accretion expense	712
Foreign exchange rate adjustments	(43)

Balance—December 31, 2015	$7,847

(1)	Includes $0.7 million related to a change in estimate in the expected cash flows for our estimated liabilities.
(2)	Includes $0.3 million related to a change in estimate in the expected cash flows for our estimated liabilities.

5. Intangible Assets

Our intangible assets are comprised of indefinite- and finite-lived intangible assets. We own the rights to both 3MHz of ATG spectrum in the nationwide 800 MHz Commercial Air-Ground Radiotelephone band (the “3 MHz FCC License”), which is used in the operation of our ATG network, and the license for 1 MHz of ATG spectrum in the nationwide 800MHz Commercial Air-Ground Radiotelephone band (“1 MHz FCC License”) acquired in the Airfone Acquisition (see Note 17, “Airfone Acquisition” for additional information). Together we refer to the 3 MHz FCC License and the 1 MHz FCC License as the “FCC Licenses”. While the FCC Licenses were issued with 10-year terms, such licenses are subject to renewal by the FCC, and renewals of licenses held by others have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of the FCC Licenses. As a result, the FCC Licenses are treated as indefinite-lived intangible assets which we do not amortize. We reevaluate the useful life of the FCC Licenses each year to determine whether events and circumstances continue to support an indefinite useful life. Our annual impairment assessment of the FCC Licenses for 2015, 2014, and 2013 indicated no impairment.

Our software relates to the development of internal use software which is used to run our network and support our service offerings. Software also includes software embedded in the equipment that we sell to our customers within the BA segment.

As of December 31, 2015 and 2014, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of December 31, 2015 and 2014 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in years)	As of December 31, 2015			As of December 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Software	2.4	$90,925	$(50,760)	$40,165	$72,940	$(35,075)	$37,865
Trademark/trade name		3,072	(3,072)	—	3,072	(2,929)	143
Aircell Axxess technology		4,129	(4,129)	—	4,129	(4,103)	26
OEM and dealer relationships	1.1	6,724	(5,995)	729	6,724	(5,322)	1,402
Service customer relationships	4.3	8,081	(3,757)	4,324	8,081	(2,747)	5,334
Other intangible assets	4.3	1,500	(178)	1,322	1,500	(89)	1,411

Total amortized intangible assets		114,431	(67,891)	46,540	96,446	(50,265)	46,181

Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$146,714	$(67,891)	$78,823	$128,729	$(50,265)	$78,464

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $17.6 million, $11.0 million and $9.2 million, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Amortization Expense
2016	$18,743
2017	$13,557
2018	$8,299
2019	$2,521
2020	$1,582
Thereafter	$1,838

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

6. Long-Term Debt and Other Liabilities

Long-term debt as of December 31, 2015 and December 31, 2014 was as follows (in thousands):

	December 31, 2015	December 31, 2014
Amended and Restated Senior Term Facility	$301,503	$309,244
Convertible Notes	274,528	—
Alaska Facility	—	1,008

Total debt	576,031	310,252
Less current portion of long-term debt	(18,835)	(8,330)
Less deferred financing costs	(14,623)	(11,296)

Total long-term debt	$542,573	$290,626

Convertible Notes—On March 3, 2015, we issued $340.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (the “Convertible Notes”) in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act. We granted an option to the initial purchasers to purchase up to an additional $60.0 million aggregate principal amount of Convertible Notes to cover over-allotments, of which $21.9 million was subsequently exercised during March 2015, resulting in a total issuance of $361.9 million aggregate principal amount of Convertible Notes. We expect to use the net proceeds from the Convertible Notes, after giving effect of the Forward Transactions (as defined below), for working capital and other general corporate purposes, including potential costs associated with developing and launching our next-generation technology solutions and the acquisition of additional spectrum should it become available. The Convertible Notes mature on March 1, 2020, unless earlier repurchased or converted into shares of our common stock under certain circumstances described below. Upon maturity, we have the option to settle our obligation through cash, shares of common stock, or a combination of cash and shares of common stock. We pay interest on the Convertible Notes semi-annually in arrears on March 1 and September 1 of each year, which began on September 1, 2015.

The $361.9 million of proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt (the liability component) at $261.9 million, and additional paid-in-capital, (the equity component) at $100.0 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the Convertible Notes, which will result in additional non-cash interest expense being recognized within the consolidated statements of operations through the Convertible Notes maturity date (see Note 9, “Interest Costs” for additional information). The effective interest rate on the Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5% for the year ended December 31, 2015. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of December 31, 2015, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $87.4 million, and the net carrying amount of the liability component was $274.5 million, which was recorded as long-term debt within the consolidated balance sheet.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes. Of the $10.4 million of issuance costs incurred, $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the contractual term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $1.0 million for the year ended December 31, 2015. As of December 31, 2015, the balance of unamortized deferred financing costs related to the Convertible Notes was $6.5 million and is included as a reduction to long-term debt in our consolidated balance sheets. See Note 7, “Interest Costs” for additional information.

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

Holders may convert the Convertible Notes, at their option, in multiples of $1,000 principal amount at any time prior to December 1, 2019, but only in the following circumstances:

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the year ended December 31, 2015. Regardless of whether any of the foregoing circumstances occurs, holders may convert their Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

In connection with the issuance of the Convertible Notes, we paid approximately $140 million to enter into prepaid forward stock repurchase transactions (the “Forward Transactions”) with certain financial institutions (the “Forward Counterparties”), pursuant to which we purchased approximately 7.2 million shares of common stock for settlement on or around the March 1, 2020 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. As a result of the Forward Transactions, total shareholders’ equity within our consolidated balance sheet was reduced by approximately $140 million. Approximately 7.2 million shares of common stock that will be effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

Amended and Restated Senior Term Facility—On July 30, 2014, Gogo Intermediate Holdings LLC (“GIH”), Gogo Business Aviation LLC, f/k/a Aircell Business Aviation Services LLC (“GBA”), and Gogo LLC, as borrowers (the “Borrowers”), entered into an Amendment and Restatement Agreement (the “Amendment”) to the Credit Agreement dated as of June 21, 2012 and amended on April 4, 2013 (the “Amended Senior Term

Facility”) among the Borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We refer to the Amendment and the Amended Senior Term Facility collectively as the “Amended and Restated Senior Term Facility.”

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”). Pursuant to the Amendment, we borrowed an aggregate additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). As of December 31, 2015 and December 31, 2014, we had $301.5 million and $309.2 million, respectively, outstanding under the Amended and Restated Senior Term Facility.

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

The Amended and Restated Senior Term Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. If an event of default occurs and so long as such event of default is continuing, the amounts outstanding will accrue interest at an increased rate and payments of such outstanding amounts could be accelerated. We do not have maintenance covenants under the terms of the Amended and Restated Senior Term Facility but as part of its affirmative covenants, we need to maintain a minimum cash balance of $5.0 million and comply with certain reporting and notice requirements and periodic financial statement reporting on a borrowing entity basis. As of December 31, 2015, we were in compliance with the covenants, cash balance, reporting and notice requirements of the Amended and Restated Senior Term Facility and no event of default had occurred.

The Amended and Restated Senior Term Facility contains covenants that, among other things, limit or restrict the ability of the Borrowers and the guarantors to dispose of assets, incur or guarantee additional indebtedness, prepay certain subordinated indebtedness, modify certain terms of certain material agreements (including intercompany agreements), make dividends and other restricted payments, issue additional preferred stock, make investments (including a cap on investments in our international business during the term of the Amended and Restated Senior Term Facility), incur or maintain liens, make capital expenditures, engage in mergers and certain other fundamental changes, engage in certain transactions with affiliates, enter into sale-leaseback arrangements or enter into agreements restricting dividends or other distributions by subsidiaries to the Borrowers or any of their subsidiaries. As of December 31, 2015, these covenants restricted the Borrowers from distributing $86 million of their net assets to our Parent Company, Gogo Inc.

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

As of December 31, 2015, all loans were outstanding as one month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We pay customary fees in respect of the Amended and Restated Senior Term Facility.

The Tranche B-2 Loans are secured by the same collateral and guaranteed by the same guarantors as the Tranche B-1 Loans. The call premiums, mandatory prepayments, covenants, events of default and other terms applicable to the Tranche B-2 Loans are also generally the same as the corresponding terms applicable to the Tranche B-1 Loans under the Amended and Restated Senior Term Facility.

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which have been accounted for as deferred financing costs. The $4.1 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the amendments in April 2013 and July 2014 and were expensed to interest expense. Total amortization expense of the deferred financing costs was $3.1 million, $3.2 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2015 and December 31, 2014, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $8.2 million and $11.3 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheets.

Principal payments under the Amended and Restated Senior Term Facility for each of the next five years and thereafter are as follows (in thousands):

Years ending December 31,	Credit Facility
2016	$18,835
2017	$6,652
2018	$276,015
Thereafter	$—

The credit agreement executed in connection with our Amended and Restated Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of GBA only. This calculation is made at the end of each fiscal year, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on GBA’s debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates triggers the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our consolidated balance sheet. As of December 31, 2015 we calculated a mandatory prepayment of approximately $12.2 million which is included in current liabilities in our consolidated balance sheet.

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

Letters of Credit—We maintain several letters of credit totaling $7.5 million and $7.9 million as of December 31, 2015 and 2014, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, Illinois; Bensenville, Illinois; and Broomfield, Colorado and our former office location in Itasca, Illinois.

7. Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Interest costs charged to expense	$42,165	$28,477	$23,458
Amortization of deferred financing costs	4,169	3,173	2,832
Accretion of Convertible Notes	12,555	—	—
Non lender fees (1)	—	1,088	2,982

Interest expense	58,889	32,738	29,272
Interest costs capitalized to property and equipment	205	578	872
Interest costs capitalized to software	1,274	1,284	671

Total interest costs	$60,368	$34,600	$30,815

(1)	Primarily consists of fees paid to legal counsel and underwriters in connection with the amendments to the Amended and Restated Senior Term Facility.

8. Common Stock and Preferred Stock

Common Stock—We have one class of common stock outstanding as of December 31, 2015 and 2014. Our common stock is junior to our preferred stock, if and when issued. See “Post IPO Preferred Stock” below for additional information.

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

Our Third Amended and Restated Certificate of Incorporation authorizes 100,000,000 shares of new preferred stock with a par value of $0.01 per share. No shares of this new preferred stock have been issued. The preferred stock may be issued, from time to time, in one or more series as authorized by the Board of Directors, which has the authority to designate the terms of any series of preferred stock issued, including, without limitation, the number of shares to be included in such series of preferred stock, any dividend, redemption, conversion rights or voting powers and the designations, preferences and relative participating, optional or other special rights.

Pre IPO Preferred Stock—Prior to our IPO, we had three classes of preferred stock outstanding, all of which converted into common stock upon the IPO: Class A Preferred Stock, Class B Senior Convertible Preferred Stock (“Class B Preferred Stock”), and Junior Preferred Stock.

A summary of our preferred stock activity for the year ended December 31, 2013 is as follows (in thousands):

	Preferred Stock
	Class A	Class B	Junior	Total
Balance at January 1, 2013	174,199	285,035	155,144	614,378
Preferred stock return	11,219	18,058	—	29,277
Accretion of preferred stock	1,005	763	3,517	5,285
Conversion to common stock upon the IPO	(186,423)	(303,856)	(158,661)	(648,940)

Balance at December 31, 2013	$—	$—	$—	$—

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Convertible Notes and the Amended and Restated Senior Term Facility (each as defined in Note 6, “Long-Term Debt and Other Liabilities”), both of which are reflected on the consolidated balance sheet at cost. The fair value of the Convertible Notes was approximately $352 million, with a carrying value of $274.5 million as of December 31, 2015 (the carrying value does not include the conversion premium). The fair value of the Amended and Restated Senior Term Facility was approximately $299 million and $339 million as of December 31, 2015 and December 31, 2014, respectively, with a carrying value of $301.5 million and $309.2 million as of December 31, 2015 and December 31, 2014, respectively. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Convertible Notes and Amended and Restated Senior Term Facility by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at December 31, 2015 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Convertible Notes and Amended and Restated Senior Term Facility. The calculated fair value of our Convertible Notes is highly correlated to our stock price and as a result significant changes to our stock price could have a significant impact to the calculated fair value of our Convertible Notes.

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

CA-ROW Segment: Our CA-ROW business provides in-flight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and flights outside of North America for North American based commercial airlines, is still in the start-up phase as we launched commercial international connectivity service in March 2014. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service will be provided.

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

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies”. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. We currently do not generate a material amount of foreign revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. We do not disclose assets outside of the United States as we do not believe these assets are material as of December 31, 2015 and 2014. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

Management evaluates performance and allocates resources to each segment based on segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, and certain non-cash charges (including amortization of deferred airborne lease incentives, stock compensation expense and write off of deferred financing costs and for periods prior to the IPO, fair value derivative adjustments, Class A and Class B senior convertible preferred stock return, and accretion of preferred stock). Segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment profit (loss) should not be considered in isolation or as a substitute for net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

Information regarding our reportable segments is as follows (in thousands):

	For the Year Ended December 31, 2015
	CA-NA	CA-ROW	BA	Total
Service revenue	$308,360	$11,563	$100,052	$419,975
Equipment revenue	2,302	1	78,610	80,913

Total revenue	$310,662	$11,564	$178,662	$500,888

Segment profit (loss)	$41,891	$(76,445)	$71,884	$37,330

	For the Year Ended December 31, 2014
	CA-NA	CA-ROW	BA	Total
Service revenue	$248,625	$2,129	$71,993	$322,747
Equipment revenue	2,128	13	83,603	85,744

Total revenue	$250,753	$2,142	$155,596	$408,491

Segment profit (loss)	$25,953	$(78,126)	$63,002	$10,829

	For the Year Ended December 31, 2013
	CA-NA	CA-ROW	BA	Total
Service revenue	$196,732	$1,392	$52,257	$250,381
Equipment revenue	2,336	168	75,239	77,743

Total revenue	$199,068	$1,560	$127,496	$328,124

Segment profit (loss)	$(1,328)	$(41,004)	$50,721	$8,389

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
CA-NA segment profit (loss)	$41,891	$25,953	$(1,328)
CA-ROW segment loss	(76,445)	(78,126)	(41,004)
BA segment profit	71,884	63,002	50,721

Total segment profit	37,330	10,829	8,389
Interest income	181	61	64
Interest expense	(58,889)	(32,738)	(29,272)
Depreciation and amortization	(87,036)	(64,451)	(55,509)
Amortization of deferred airborne lease incentives (1)	20,163	12,769	8,074
Stock compensation expense	(15,299)	(9,816)	(5,621)
Fair value derivative adjustments	—	—	(36,305)
Write off of deferred financing fees	(2,251)	—	—
Other expense	(574)	(9)	(2)

Loss before income taxes	$(106,375)	$(83,355)	$(110,182)

(1)	Amortization of deferred airborne lease incentive only relates to our CA-NA and CA-ROW segments. See Note 14, “Leases” for further information.

Major Customers and Airline Partnerships—During the years ended December 31, 2015, 2014 and 2013, no customer accounted for more than 10% of our consolidated revenue. One airline partner accounted for approximately 33% and 18% of consolidated accounts receivable as of December 31, 2015 and 2014, respectively.

Revenue earned through Delta Air Lines and American Airlines (combined with US Airways) accounted for approximately 50%, 48% and 49% of consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

11. Stock-Based Compensation

As of December 31, 2015, we maintained two stock-based employee compensation plans: Gogo Inc. 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”), and The Aircell Holdings Inc. Stock Option Plan (the “2010 Plan”), collectively referred to as “Stock Plans”. Our Stock Plans provide for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units (“DSUs”) and other stock-based awards to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors.

Under the Stock Plans, 11,956,570 shares of common stock were reserved for issuance. As of December 31, 2015, 1,197,008 shares remained available for grant under our Stock Plans.

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

Our stock-based compensation expense totaled $15.3 million, $9.8 million and $5.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. The stock-based compensation expense includes $9.3 million, $7.3 million and $5.3 million of expense that was valued using a Black-Scholes option-pricing model, primarily relating to stock options.

The following is a summary of our stock-based compensation expense included in the consolidated statements of operations for the years December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Cost of service revenue	$1,161	$673	$351
Cost of equipment revenue	86	31	4
Engineering, design and development	2,584	1,669	654
Sales and marketing	4,107	1,618	969
General and administrative	7,361	5,825	3,641

Total stock-based compensation expense	$15,299	$9,816	$5,619

A summary of stock option activity for the year ended December 31, 2015, is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding—January 1, 2015	6,415,540	$14.98	7.40	$16,501
Granted	1,464,443	$20.65
Exercised	(418,681)	$11.52
Forfeited	(177,523)	$17.97
Expired	(47,240)	$18.09

Options outstanding—December 31, 2015	7,236,539	$16.23	7.07	$17,210

Options exercisable—December 31, 2015	4,078,748	$13.89	5.86	$16,846

Options vested and expected to vest—December 31, 2015	7,075,938	$16.16	7.03	$17,188

There were no stock options exercised prior to 2013. As of December 31, 2015, total unrecognized compensation costs related to unvested stock options were approximately $19.0 million which is expected to be recognized over a weighted average period of 2.6 years. The total grant date fair value of stock options vested in 2015, 2014 and 2013 was approximately $8.0 million, $6.0 million and $4.1 million, respectively.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. Weighted average assumptions used and weighted average grant date fair value of stock options granted for the years ended December 31, 2014, 2013, and 2012, were as follows:

	2015	2014	2013
Approximate risk-free interest rate	1.8%	1.9%	1.3%
Average expected life (years)	6.17	6.20	6.22
Dividend yield	N/A	N/A	N/A
Volatility	33.1%	43.5%	44.1%
Weighted average grant date fair value of common stock underlying options granted	$20.65	$17.67	$19.00
Weighted average grant date fair value of stock options granted	$7.39	$7.88	$8.37

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

The following table summarizes the activities for our unvested RSUs and DSUs for the year ended December 31, 2015:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested—January 1, 2015	587,198	$18.14
Granted	675,876	$20.38
Vested	(180,428)	$18.10
Forfeited/canceled	(107,657)	$18.85

Unvested—December 31, 2015	974,989	$19.55

Expected to vest after December 31, 2015	918,107

As of December 31, 2015, there was $16.2 million of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 3.0 years. The total grant date fair value of RSUs and DSUs vested in 2015 was approximately $3.3 million. To the extent the actual forfeiture rate differs from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.

The following table summarizes the activity for our restricted stock for the year ended December 31, 2015:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested—January 1, 2015	176,461	$17.69
Granted	84,990	$20.97
Vested	(42,866)	$17.69
Forfeited/canceled	(5,000)	$17.68

Unvested—December 31, 2015	213,585	$19.00

Expected to vest after December 31, 2015	202,124

As of December 31, 2015, there was $3.1 million of unrecognized compensation cost related to unvested employee restricted stock. This amount is expected to be recognized over a weighted-average period of 2.8 years. To the extent the actual forfeiture rate differs from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.

ESPP—In June 2013 the Board of Directors and stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective on June 26, 2013. The ESPP allows eligible employees to purchase a limited number of shares of common stock during pre-specified offering periods at a discount established by the Compensation Committee not to exceed 15% of the fair market value of the common stock at the beginning or end of the offering period (whichever is lower). Under the ESPP, 424,594 shares were reserved for issuance and 71,118 shares of common stock were issued during the year ended December 31, 2015, the first year of issuance.

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

12. Employee Retirement and Postretirement Benefits

401(k) Plan—Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $3.5 million, $2.5 million, and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

13. Income Tax

For financial reporting purposes, loss before income taxes included the following components for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
United States	$(97,398)	$(78,075)	$(108,901)
Foreign	(8,977)	(5,280)	(1,281)

Loss before income taxes	$(106,375)	$(83,355)	$(110,182)

Significant components of the provision for income taxes for the years ended December 31, 2015, 2014, and 2013, are as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	396	355	286
Foreign	15	—	—

	411	355	286

Deferred:
Federal	764	764	758
State	63	64	63

	827	828	821

Total	$1,238	$1,183	$1,107

The provision for income taxes differs from income taxes computed at the federal statutory tax rates for the years ended December 31, 2015, 2014, and 2013 as a result of the following items:

	For the Years Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Change in valuation allowance	(37.1)	(37.9)	(25.7)
State income taxes-net of federal tax benefit	2.4	2.3	1.7
Fair value derivative adjustments	—	—	(11.7)
Other	(1.5)	(0.8)	(0.3)

Effective tax rate	(1.2)%	(1.4)%	(1.0)%

Components of the net deferred income tax asset as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015	December 31, 2014
Deferred income tax assets:
Compensation accruals	$6,891	$4,103
Stock options	11,260	6,683
Inventory	330	265
Warranty reserves	695	411
Deferred rent	14,808	6,802
Deferred revenue	49,867	34,725
Federal net operating loss (NOL)	111,893	88,137
State NOL	9,031	7,059
UNICAP adjustment	3,792	4,610
Finite-lived intangible assets	16,498	18,018
Other	2,444	4,264

Total deferred income tax assets	227,509	175,077

Deferred income tax liabilities:
Fixed assets	(45,150)	(27,071)
Indefinite-lived intangible assets	(7,425)	(6,598)
Convertible Notes discount	(32,187)	—
Other	(226)	(71)

Total deferred income tax liabilities	(84,988)	(33,740)

Total deferred income tax	142,521	141,337
Valuation allowance	(149,946)	(147,935)

Net deferred income tax liability	$(7,425)	$(6,598)

We assess the realizability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets would not be realized through the generation of future taxable income. We generated net losses in fiscal years 2015, 2014, and 2013, which means we are in a domestic three-year cumulative loss position. As a result of this and other assessments in fiscal 2015, we concluded that a full valuation allowance is required for all deferred tax assets and liabilities except for deferred tax liabilities associated with indefinite-lived intangible assets.

As of December 31, 2015, the federal net operating loss (“NOL”) carryforward amount was approximately $312 million and the state NOL carryforward amount was approximately $210 million. The federal NOLs begin to expire in 2031. The state NOLs expire in various tax years beginning in 2016.

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

We are subject to taxation in the United States, Canada, Switzerland, Japan and various states. With few exceptions, as of December 31, 2015, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2012.

As of December 31, 2015, 2014 and 2013, we did not have any unrecognized tax benefits.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the years ended December 31, 2015, 2014 or 2013. As of December 31, 2015 and 2014, we did not have a liability recorded for interest or potential penalties.

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

14. Leases

Arrangements with Commercial Airlines—Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo® service to passengers on the aircraft. Depending on the agreement, we may be responsible for the costs of installing and/or deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second, more prevalent type of connectivity agreement some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions involve the transfer of legal title but have not met sales recognition for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our consolidated balance sheets, as noted in Note 4, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $20.2 million, $12.8 million and $8.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, as a reduction to our cost of service revenue in our consolidated statements of operations. As of December 31, 2015, deferred airborne lease incentives of $21.7 million and $121.7 million are included in current and non-current liabilities, respectively, in our consolidated balance sheet. As of December 31, 2014, deferred airborne lease incentives of $13.8 million and $83.8 million are included in current and non-current liabilities, respectively, in our consolidated balance sheet.

The revenue share paid to our airline partners represent operating lease payments and are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $40.6 million, $40.3 million and $33.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

One contract with one of our airline partners requires us to provide our airline partner with a cash rebate of $1.8 million if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. Based upon the number of aircraft in service on December 31, 2015, we will be required to rebate $1.8 million to this airline in June 2016.

Leases and Cell Site Contracts—We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $15.3 million, $10.8 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $9.4 million, $8.7 million and $7.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of December 31 2015, are as follows (in thousands):

Years ending December 31,	Operating Leases
2016	$19,615
2017	$17,829
2018	$15,176
2019	$14,532
2020	$13,068
Thereafter	$108,565

Equipment Leases—We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates ranging from 7.9% to 11.7%. As of December 31, 2015, the computer equipment leases were classified as part of office equipment, furniture, and fixtures and other in our consolidated balance sheet at a gross cost of $1.7 million. As of December 31, 2015 the network equipment leases were classified as part of network equipment in our consolidated balance sheet at a gross cost of $7.5 million. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of December 31, 2015, are as follows (in thousands):

Years ending December 31,	Capital Leases
2016	$2,883
2017	2,265
2018	692
2019	—
Thereafter	—

Total minimum lease payments	5,840
Less: Amount representing interest	(612)

Present value of net minimum lease payments	$5,228

The $5.2 million present value of net minimum lease payments as of December 31, 2015 has a current portion of $2.4 million included in current portion of long-term debt and capital leases and a non-current portion of $2.8 million included in other non-current liabilities.

15. Commitments and Contingencies

Contractual Commitments—We have agreements with various vendors under which we have remaining commitments to purchase $21.3 million in satellite based systems, certification, or development services as of December 31, 2015. Such commitments will become payable as we receive the equipment, certification, or are provided the development services.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and commit us to purchase transponder and teleport satellite services totaling approximately $37.4 million in 2016, $35.9 million in 2017, $17.4 million in 2018, and an amount less than $0.1 million in 2019.

Damages and Penalties—Certain of our agreements with our airline partners may require us to incur additional obligations as a result of the occurrence of specified events, some of which may be out of our control. One contract covering the international fleet of one of our airline partners requires us to provide a credit or refund to our airline partner if a competing airline installs satellite connectivity systems on a certain number of aircraft in its international fleet more quickly than we install our system on the same number of aircraft in our airline partner’s international fleet. As of December 31, 2015, we installed the required number of satellite connectivity systems and, after taking into account excusable delays, are no longer subject to the credit or refund.

We have entered into a number of agreements with our airline partners that require us to provide a credit or pay liquidated damages to our airline partners on a per aircraft, per day or per hour basis if we are delayed in delivering our equipment, unable to install our equipment on aircraft by specified timelines or fail to comply with service level commitments. The maximum amount of future credits or payments we could be required to make under these agreements is uncertain because the amount of future credits or payments is based on certain variable inputs.

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

Berkson Litigation—On February 25, 2014, Adam Berkson filed suit against us in the United States District Court for the Eastern District of New York, on behalf of putative classes of national purchasers and a subclass of New York purchasers of our connectivity service, alleging that we violated New York and other consumer protection laws, as well as an implied covenant of good faith and fair dealing, by misleading consumers about recurring charges for our service. The suit seeks unspecified damages. In May 2014, we filed motions to compel arbitration and dismiss the suit, moving in the alternative to transfer venue and/or dismiss for lack of standing. In April 2015, the court denied our motions in their entirety, and in May 2015, we filed notice of appeal to the United States Court of Appeals for the Second Circuit. In October 2015, we and representatives of the putative classes entered into a settlement agreement under which eligible class members would be entitled to receive agreed-upon amounts of complimentary Gogo connectivity service and we would be responsible for claims administration costs and plaintiffs’ legal fees. The estimated cost of the contemplated settlement is not material. The settlement was preliminarily approved by the court in December of 2015. A fairness hearing is set for April 4, 2016 where the judge will decide on final approval of the settlement.

Salameno, Sanzone and Jensen Litigation—On January 29, 2016, Charles Salameno, Maria-Angela Sanzone and John Jensen filed suit against us in the United States District Court for the Eastern District of New York, on behalf of a putative class of national purchasers and a subclass of New York purchasers of our connectivity service, alleging violations of New York and other consumer protection laws, unjust enrichment, fraud and breach of contract arising from alleged false statements in our marketing materials and alleged data security issues arising from our network design and certain network practices. The suit seeks unspecified damages. We have not accrued any liability related to this matter because, due to the early stage of the litigation, the strength of our defenses and a range of possible loss, if any, cannot be determined. Based on currently available information, we believe that we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

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

As the License Agreement is for our exclusive use of a license, which is considered a right to use an intangible asset and thus not property, plant, or equipment, the agreement is not considered a lease for accounting purposes. As such, we recorded the SkySurf one-time payment as an asset in our consolidated balance sheet at the time of payment. As of December 31, 2015 and 2014 the one-time payment had balances of $0.1 million and $0.1 million included in prepaid expenses and other current assets, respectively, and $1.9 million and $2.4 million included in other non-current assets, respectively, in our consolidated balance sheet. The one-time payment is being amortized on a straight-line basis over the estimated term of the agreement of 25-years, which includes estimated renewal periods.

Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Canadian ATG Spectrum Amortization
2016	$94
2017	$94
2018	$94
2019	$94
2020	$94
Thereafter	$1,559

Amortization expense totaled $0.1 million for the years ended December 31, 2015, 2014 and 2013.

The monthly payments are expensed as incurred and totaled approximately $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

17. Airfone Acquisition

On April 11, 2013, we consummated the acquisition from LiveTV, LLC (“LiveTV”) of LiveTV Airfone, LLC (“Airfone”) which had more than 1,000 subscribers for its 1 MHz FCC License. The purchase price for the acquisition was $9.3 million. In connection with the acquisition, we also agreed to license certain intellectual property rights from LiveTV. The purchase price was funded from cash on-hand and of the $9.3 million purchase price, $1.0 million remained in escrow and is included in restricted cash along with a corresponding amount in accrued liabilities in our consolidated balance sheet as of December 31, 2013. This acquisition did not have a material impact on our financial statements. Accordingly, we have not presented pro forma disclosures.

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

18. Quarterly Data (Unaudited)

Summarized quarterly financial information is as follows for each quarterly period for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	For the Three Month Periods Ended
	Mar 31, 2015	June 30, 2015	Sep 30, 2015	Dec 31, 2015
Total revenue	$115,511	$121,191	$126,407	$137,779
Operating loss	(9,790)	(8,568)	(11,563)	(14,921)
Net loss	(20,092)	(24,772)	(28,870)	(33,879)
Net loss to attributable to common stock	(20,092)	(24,772)	(28,870)	(33,879)
Net loss attributable to common stock per share—basic and diluted	$(0.24)	$(0.32)	$(0.37)	$(0.43)
Weighted average number of shares—basic and diluted	83,126	78,478	78,633	78,678

	For the Three Month Periods Ended
	Mar 31, 2014	June 30, 2014	Sep 30, 2014	Dec 31, 2014
Total revenue	$95,694	$99,529	$104,035	$109,233
Operating loss	(9,320)	(10,878)	(15,283)	(15,188)
Net loss	(16,866)	(18,662)	(24,899)	(24,111)
Net loss to attributable to common stock	(16,866)	(18,662)	(24,899)	(24,111)
Net loss attributable to common stock per share—basic and diluted	$(0.20)	$(0.22)	$(0.29)	$(0.28)
Weighted average number of shares—basic and diluted	84,995	85,085	85,226	85,277

19. Parent Company Condensed Financial Statements

The following presents the Condensed Financial Statements of our Parent Company on a standalone basis.

Gogo Inc.

Condensed Balance Sheets

(in thousands)

	December 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$251,482	$113,949
Investments and advances with subsidiaries	95,076	90,725

Total assets	$346,558	$204,674

Liabilities and Stockholders’ equity:
Total current liabilities	$4,862	$318
Long-term debt	268,076	—
Other non-current liabilities	7,425	6,598

Total liabilities	280,363	6,916
Total stockholders’ equity	66,195	197,758

Total liabilities and stockholders’ equity	$346,558	$204,674

Gogo Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Interest income	$(158)	$(46)	$(18)
Interest expense	24,609	—	—
Fair value derivative adjustments	—	—	36,305

Total other (income) expense	24,451	(46)	36,287

Income (loss) before income taxes	(24,451)	46	(36,287)
Income tax provision	1,238	1,183	1,107
Equity losses of subsidiaries	81,924	83,401	73,895

Net loss	(107,613)	(84,538)	(111,289)
Preferred stock return	—	—	(29,277)
Accretion of preferred stock	—	—	(5,285)

Net loss attributable to common stock	$(107,613)	$(84,538)	$(145,851)

Comprehensive loss	$(108,601)	$(85,313)	$(111,694)

Gogo Inc.

Condensed Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net loss	$(107,613)	$(84,538)	$(111,289)
Accretion of debt discount	12,555	—	—
Amortization of deferred financing costs	1,044	—	—
Fair value derivative adjustments	—	—	36,305
Subsidiary equity losses	81,924	83,401	73,895
Other operating activities	5,371	925	910

Net cash used in operating activities	(6,719)	(212)	(179)

Net cash provided by (used in) investing activities—investments and advances with subsidiaries	(71,964)	(62,832)	2,750

Financing activities:
Proceeds from issuance of convertible notes	361,940	—	—
Forward transactions	(140,000)	—	—
Proceeds from initial public offering, net of underwriter commissions	—	—	173,910
Other financing activities	(5,724)	3,065	(2,553)

Net cash provided by financing activities	216,216	3,065	171,357

Increase (decrease) in cash and cash equivalents	137,533	(59,979)	173,928
Cash and cash equivalents at the beginning of period	113,949	173,928	—

Cash and cash equivalents at the end of period	$251,482	$113,949	$173,928

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2015 that are designed to provide reasonable assurance that information required to be disclosed in this report is recorded, processed, summarized and reported within required time periods. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The management of Gogo Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934. Gogo’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of its published financial statements in accordance with accounting principles generally accepted in the United States of America.

The management of Gogo, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have assessed the effectiveness of Gogo’s internal control over financial reporting as of December 31, 2015 based on the criteria set forth in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which report is included on Page 139 of this Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gogo Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of Gogo Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 25, 2016

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2015.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 is incorporated herein by reference.

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans as of the end of 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	8,285,009	(1)	16.23	(2)	1,522,400	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	8,285,009		16.23		1,522,400

(1)	Represents the number of shares associated with options, Restricted Stock Units and Deferred Share Units outstanding as of December 31, 2015.
(2)	Represents the weighted average exercise price of the options disclosed in column (a).
(3)	Represents the number of shares remaining available for future issuance under our Stock Option Plan, 2013 Omnibus Incentive Plan and Employee Stock Purchase Plan. Of this number, only 647,031 shares are available for issuance with respect to Restricted Stock Units, Deferred Share Units and other awards based on the full value of stock (rather than an increase in value) under our 2013 Omnibus Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gogo Inc. (the registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

Gogo Inc.

By:	/s/ Michael J. Small
Name:	Michael Small
Title:	President and Chief Executive Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Gogo Inc. and in the capacities on the dates indicated, on February 25, 2016.

Signature	Title

/s/ Michael J. Small Michael Small	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Norman Smagley Norman Smagley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael P. Bayer Michael P. Bayer	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Ronald T. LeMay Ronald T. LeMay	Chairman of the Board

/s/ Robert L. Crandall Robert Crandall	Director

/s/ Robert H. Mundheim Robert H. Mundheim	Director

/s/ Christopher D. Payne Christopher D. Payne	Director

/s/ Oakleigh Thorne Oakleigh Thorne	Director

/s/ Charles C. Townsend Charles C. Townsend	Director

/s/ Harris N. Williams Harris N. Williams	Director

Exhibit Number	Description of Exhibits

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 7, 2013 (File No. 001-35975))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on August 7, 2013 (File No. 001-35975))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

4.2	Registration Rights Agreement, dated as of December 31, 2009, by and between AC Holdco Inc. and the Class A Holders, the Ripplewood Investors, the Thorne Investors and the other investors named therein (incorporated by reference to Exhibit 4.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

4.3	Indenture, dated as of March 9, 2015, by and between Gogo Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 9, 2015 (File No. 001-35975))

4.4	Global 3.75% Convertible Senior Note due 2020, dated March 9, 2015 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 9, 2015 (File No. 001-35975))

10.1.1	Amended and Restated In-Flight Connectivity Services Agreement, dated as of April 7, 2011, by and between Delta Air Lines, Inc. and Aircell LLC (incorporated by reference to Exhibit 10.1.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.2	Amendment No. 1 to the Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 27, 2011, by and between Delta Air Lines Inc. and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.3	International In-Flight Connectivity Services Agreement, dated as of March 20, 2013, by and between Delta Air Lines Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.4	Third Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 13, 2012, by and between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.5	Amendment No. 1 to the Third Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 13, 2012, by and between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.6	In-Flight Connectivity Services Agreement, dated as of September 14, 2012, by and between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.6 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.7	Development, Test, and Deployment Products Standard Terms and Conditions, dated as of September 26, 2007, by and between Qualcomm Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.13 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.8	Master Supply and Services Agreement, dated as of August 17, 2011, by and between ZTE USA, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.17 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.9	Amendment No. 1 to the Master Supply and Services Agreement, dated as of January 1, 2013, by and between ZTE USA, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.18 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

Exhibit Number	Description of Exhibits

10.1.10	Product Manufacturing and Purchase Agreement, dated as of May 8, 2012, by and between AeroSat Avionics LLC and Gogo LLC (incorporated by reference to Exhibit 10.1.40 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.11	Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.41 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.12	Single Licensee Software Escrow Agreement, dated as of February 2, 2013, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.42 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.13	Amendment No. 1 to the Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.43 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.14	Amendment No. 2 to the Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.44 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.15	Amendment No. 1 to the Product Manufacturing and Purchase Agreement, dated as of August 2, 2013, by and between AeroSat Avionics LLC and Gogo LLC (incorporated by reference to Exhibit 10.1.48 to Form 10-K filed on March 14, 2014 (File No. 001-35975))

10.1.16	Amendment No. 1 to the International In-Flight Connectivity Services Agreement, dated as of February 25, 2014, by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.50 to Form 10-Q filed on May 12, 2014 (File No. 001-35975))

10.1.17	Amendment No. 2 to the Amended and Restated In-Flight Connectivity Services Agreement, dated as of February 25, 2014, by and between Delta Air Lines, Inc. and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.51 to Form 10-Q filed on May 12, 2014 (File No. 001-35975))

10.1.18	Amendment Two to Third Amended and Restated In-Flight Connectivity Services Agreement, dated as of May 30, 2014, by and between American Airlines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.52 to Form 10-Q filed on August 11, 2014 (File No. 001-35975))

10.1.19	Amended and Restated Manufacturing Services and Product Supply Agreement, dated as of May 19, 2014 between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.53 to Form 10-Q filed on August 11, 2014 (File No. 001-35975))

10.1.20	Amendment No. 3, dated as of April 1, 2015, to the Amended and Restated In-Flight Connectivity Services Agreement, by and between Delta Air Lines, Inc. and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.45 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.21	Amendment No. 2, dated as of April 1, 2015, to the International In-Flight Connectivity Services Agreement, by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.46 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.22	2Ku In-Flight Connectivity Services Agreement, dated as of April 1, 2015, by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.47 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.23	Product Development and Manufacturing Agreement, dated as of November 13, 2012, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.48 to Form 10-Q/A filed on November 9, 2015 (File No. 001-35975))

Exhibit Number	Description of Exhibits

10.1.24	Product Development and Manufacturing Agreement Exhibit A, Revision 1, dated as of March 27, 2012, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.49 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.25	Product Development and Manufacturing Agreement Exhibit A-2, dated as of September 12, 2013, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.50 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.26	Product Development and Manufacturing Agreement Exhibit A-2, Revision 1, dated as of June 10, 2014, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.51 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.27	Amendment No. 1 to the Product Development and Manufacturing Agreement, dated as of June 10, 2014, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.52 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.28	Amendment No. 2 to the Product Development and Manufacturing Agreement, dated as of January 31, 2015, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.53 to Form 10-Q filed on August 6, 2015 (File No. 001-35975)

10.1.29	Amendment No. 3 to the Product Development and Manufacturing Agreement, dated as of May 12, 2015, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.54 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.30 †	Amendment No. 1 to the Amended and Restated Manufacturing Services and Product Supply Agreement, dated December 10, 2015, by and between Qualcomm Technologies, Inc. and Gogo LLC

10.1.31 †	Amendment No. 2 to the Master Supply and Services Agreement, dated as of December 31, 2015, by and between ZTE USA, Inc. and Gogo LLC

10.2.1 #	Employment Agreement, by and between Aircell Holdings Inc., Aircell LLC and Michael J. Small, effective as of July 29, 2010 (incorporated by reference to Exhibit 10.2.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.2 #	Employment Agreement, by and between Aircell LLC and Norman Smagley, effective as of September 1, 2010 (incorporated by reference to Exhibit 10.2.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.3 #	Employment Agreement, by and between Aircell LLC and Ash ElDifrawi, effective as of October 25, 2010 (incorporated by reference to Exhibit 10.2.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.4 #	Employment Agreement, by and between Aircell LLC and John Wade, effective as of November 10, 2008 (incorporated by reference to Exhibit 10.2.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.5 #	Amendment No. 1 to the Employment Agreement, by and between Aircell LLC and John Wade, effective as of January 31, 2009 (incorporated by reference to Exhibit 10.2.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.6 #	Employment Agreement, by and between Aircell Inc. and Anand Chari, effective as of July 12, 2006 (incorporated by reference to Exhibit 10.2.6 to Amendment No. 2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.7 #	Amendment No. 1 to the Employment Agreement, by and between Aircell Inc. and Anand Chari, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.2.7 to Amendment No. 2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

Exhibit Number	Description of Exhibits

10.2.8 #	Change in Control Severance Agreement, dated as of March 6, 2013, by and between Gogo Inc. and Michael J. Small (incorporated by reference to Exhibit 10.2.9 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.9 #	Form of Change in Control Severance Agreement, for officers other than Michael J. Small (incorporated by reference to Exhibit 10.2.10 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.10#	Amendment No. 2 to the Employment Agreement, between Gogo LLC (f/k/a Aircell LLC) and Anand Chari, effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2.10 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.2.11#	Amendment No. 2 to the Employment Agreement, between Gogo LLC (f/k/a Aircell LLC) and John Wade, effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2.11 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.3.1 #	Aircell Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.2 #	Amendment No. 1 to the Aircell Holdings Inc. Stock Option Plan, effective as of June 2, 2010 (incorporated by reference to Exhibit 10.3.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.3 #	Amendment No. 2 to the Aircell Holdings Inc. Stock Option Plan, dated as of December 14, 2011(incorporated by reference to Exhibit 10.3.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.4 #	Amendment No. 3 to the Aircell Holdings Inc. Stock Option Plan, effective as of May 31, 2013 (incorporated by reference to Exhibit 10.3.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.5 #	Form of Stock Option Agreement for Aircell Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.6 #	Form of Stock Option Agreement for Aircell Holdings Inc. Stock Option Plan (for June 2013 grants) (incorporated by reference to Exhibit 10.3.6 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.4.1 #	Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.4.2 #	Form of Stock Option Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))

10.4.3 #	Form of Restricted Stock Unit Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.3 to Form 10-K filed on February 27, 2015 (File No. 001-35975))

10.4.4 #	Form of Restricted Stock Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.4 to Form 10-K filed on February 27, 2015 (File No. 001-35975))

10.5 #	Gogo Inc. Annual Incentive Plan

10.6 #	Gogo Inc. Section 409A Specified Employee Policy (incorporated by reference to Exhibit 10.7 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.7.1 #	Form of Indemnification Agreement entered into between Gogo Inc. and each of its Directors (incorporated by reference to Exhibit 10.8.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

Exhibit Number	Description of Exhibits

10.7.2 #	Form of Indemnification Agreement entered into between Gogo Inc. and each of its Officers (incorporated by reference to Exhibit 10.8.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.8.1	Guarantee and Collateral Agreement, dated as of June 21, 2012, by and between Aircell Business Aviation Services LLC, Gogo LLC and Gogo Intermediate Holdings LLC, and Morgan Stanley Senior Funding, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.9.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.8.2	Amendment and Restatement Agreement, dated as of July 30, 2014, among Gogo Intermediate Holdings LLC, Aircell Business Aviation Services LLC and Gogo LLC, as Borrowers, the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.9.4 to Form 8-K filed on August 1, 2014 (File No. 001-35975))

10.9.1 #	Director Compensation Policy, adopted June 16, 2015 (incorporated by reference to Exhibit 10.9.1 to Form 10-Q/A filed on February 25, 2016 (File No. 001-35975))

10.9.2 #	Form of Director Deferred Share Unit Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))

10.9.3 #	Form of Director Stock Option Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.3 to Form 10-K filed on March 14, 2014 (File No. 001-35975))

10.10.1	Purchase Agreement, dated March 3, 2015, by and among Gogo Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 9, 2015 (File No. 001-35975))

10.10.2	Forward Stock Purchase Confirmation, dated as of March 3, 2015, by and between Gogo Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 9, 2015 (File No. 001-35975))

10.10.3	Forward Stock Purchase Confirmation, dated as of March 3, 2015, by and between Gogo Inc. and Merrill Lynch International, acting through its agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 9, 2015 (File No. 001-35975))

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibits

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
#	Indicates management contract or compensatory plan or arrangement
†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.