Form 10-Q
period 2016-03-31
Gogo Inc.
filed 2016-05-06
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, 85,956,266 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$312,671	$366,833
Accounts receivable, net of allowances of $623 and $417, respectively	70,873	69,317
Inventories	21,970	20,937
Prepaid expenses and other current assets	20,773	10,920

Total current assets	426,287	468,007

Non-current assets:
Property and equipment, net	449,791	434,490
Intangible assets, net	80,787	78,823
Goodwill	620	620
Long-term restricted cash	7,535	7,535
Other non-current assets	21,002	14,878

Total non-current assets	559,735	536,346

Total assets	$986,022	$1,004,353

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$26,108	$28,189
Accrued liabilities	81,567	88,690
Accrued airline revenue share	13,894	13,708
Deferred revenue	24,913	24,055
Deferred airborne lease incentives	23,914	21,659
Current portion of long-term debt and capital leases	9,101	21,277

Total current liabilities	179,497	197,578

Non-current liabilities:
Long-term debt	546,274	542,573
Deferred airborne lease incentives	131,908	121,732
Deferred tax liabilities	7,635	7,425
Other non-current liabilities	73,713	68,850

Total non-current liabilities	759,530	740,580

Total liabilities	939,027	938,158

Commitments and contingencies (Note 11)	—	—
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2016 and December 31, 2015; 86,168,873 and 86,137,856 shares issued at March 31, 2016 and December 31, 2015, respectively; and 85,956,266 and 85,913,206 shares outstanding at March 31, 2016 and December 31, 2015, respectively	9	9
Additional paid-in-capital	865,737	861,243
Accumulated other comprehensive loss	(1,776)	(2,188)
Accumulated deficit	(816,975)	(792,869)

Total stockholders’ equity	46,995	66,195

Total liabilities and stockholders’ equity	$986,022	$1,004,353

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2016	2015
Revenue:
Service revenue	$118,720	$95,406
Equipment revenue	23,026	20,105

Total revenue	141,746	115,511

Operating expenses:
Cost of service revenue (exclusive of items shown below)	54,854	46,332
Cost of equipment revenue (exclusive of items shown below)	13,748	9,526
Engineering, design and development	21,648	18,616
Sales and marketing	14,742	11,814
General and administrative	20,989	20,236
Depreciation and amortization	24,357	18,777

Total operating expenses	150,338	125,301

Operating loss	(8,592)	(9,790)

Other (income) expense:
Interest income	(46)	(5)
Interest expense	16,296	10,095
Adjustment of deferred financing costs	(869)	—
Other income	(174)	(82)

Total other expense	15,207	10,008

Loss before income taxes	(23,799)	(19,798)
Income tax provision	307	294

Net loss	$(24,106)	$(20,092)

Net loss attributable to common stock per share—basic and diluted	$(0.31)	$(0.24)

Weighted average number of shares—basic and diluted	78,738	83,126

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months
	Ended March 31,
	2016	2015
Net loss	$(24,106)	$(20,092)
Currency translation adjustments	412	(648)

Comprehensive loss	$(23,694)	$(20,740)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2016	2015
Operating activities:
Net loss	$(24,106)	$(20,092)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	24,357	18,777
Loss on asset disposals/abandonments	277	760
Deferred income taxes	210	207
Stock-based compensation expense	4,198	3,085
Amortization of deferred financing costs	1,168	784
Accretion of debt discount	4,196	972
Changes in operating assets and liabilities:
Accounts receivable	(1,491)	6,002
Inventories	(1,033)	(2,211)
Prepaid expenses and other current assets	(9,826)	585
Accounts payable	(18)	(10,176)
Accrued liabilities	(6,333)	728
Deferred airborne lease incentives	7,606	8,670
Deferred revenue	5,222	10,216
Deferred rent	517	14,800
Accrued airline revenue share	181	(44)
Accrued interest	(3,397)	562
Other non-current assets and liabilities	(4,136)	(19)

Net cash provided by (used in) operating activities	(2,408)	33,606

Investing activities:
Proceeds from the sale of property and equipment	1	—
Purchases of property and equipment	(31,015)	(52,610)
Acquisition of intangible assets—capitalized software	(6,411)	(4,253)
Decrease (increase) in restricted cash	(14)	19

Net cash used in investing activities	(37,439)	(56,844)

Financing activities:
Payment of debt, including capital leases	(14,431)	(3,133)
Proceeds from the issuance of convertible notes	—	361,940
Forward transactions	—	(140,000)
Payment of issuance costs	—	(9,492)
Stock option exercises	296	2,554

Net cash provided by (used in) financing activities	(14,135)	211,869

Effect of exchange rate changes on cash	(180)	189
Increase (decrease) in cash and cash equivalents	(54,162)	188,820
Cash and cash equivalents at beginning of period	366,833	211,236

Cash and cash equivalents at end of period	$312,671	$400,056

Supplemental Cash Flow Information:
Cash paid for interest	$14,557	$8,017
Cash paid for taxes	14	38
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$29,747	$23,330
Purchases of property and equipment paid by commercial airlines	4,162	1,915
Purchases of property and equipment under capital leases	79	18
Acquisition of intangible assets in current liabilities	1,698	1,555
Asset retirement obligation incurred	294	204
Financing costs included in current liabilities	—	865

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Business - Gogo Inc. (“we”, “us”, “our”) is a holding company, which through its operating subsidiaries is a provider of in-flight connectivity and wireless in-cabin digital entertainment solutions. We operate through the following three segments: Commercial Aviation North America or “CA-NA”, Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”. Services provided by our CA-NA and CA-ROW businesses include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”), which offers airlines connectivity for various operations and currently includes among other things real-time credit card transaction processing, electronic flight bags and real-time weather information. Services are provided by the CA-NA business on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which is still in the start-up phase as we launched commercial international service in March 2014, provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American-based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service is provided. Our BA business provides in-flight Internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service, Passenger Entertainment, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities Exchange Commission (“SEC”) on February 25, 2016 (the “2015 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

We have one class of common stock outstanding as of March 31, 2016 and December 31, 2015.

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

Revisions - Previously reported operating expenses for the three month period ended March 31, 2015 have been revised to reflect the classification of incentive compensation expense and stock-based compensation expense in the same operating expense line items as the related base cash compensation. There was no change in total operating expenses, net loss or net loss per share, or the consolidated balance sheets or statements of comprehensive loss, cash flows or stockholders’ equity resulting from these revisions. See Note 2, “Summary of Significant Accounting Policies” in our 2015 10-K for additional information on these revisions.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Below are the line items from our unaudited condensed consolidated statements of operations illustrating the effect of these immaterial revisions (in thousands):

	Three Months Ended March 31, 2015
		Revisions
	As Reported	Incentive Compensation Expense	Stock-Based Compensation Expense	As Revised
Operating expenses:
Cost of service revenue (exclusive of items shown below)	$45,547	$545	$240	$46,332
Cost of equipment revenue (exclusive of items shown below)	9,458	50	18	9,526
Engineering, design and development	17,085	989	542	18,616
Sales and marketing	10,241	807	766	11,814
General and administrative	24,193	(2,391)	(1,566)	20,236
Depreciation and amortization	18,777	—	—	18,777

Total operating expenses	$125,301	$—	$—	$125,301

Reclassifications - In order to conform to the current year presentation, accrued interest in our 2015 unaudited condensed consolidated statements of cash flows has been reclassified to be presented as a separate line item. For the three month period ended March 31, 2015, accrued interest of $562 thousand had been included in accrued liabilities in our unaudited condensed consolidated statement of cash flows.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This pronouncement provides additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and requires that management perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. We will adopt this guidance as of December 31, 2016. We do not anticipate the adoption of this guidance to result in additional disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015 -11”), which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). ASU 2015-11 will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM). We adopted this guidance January 1, 2016 and there was no impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that records most leases on the balance sheet. ASU 2016-02 also aligns certain underlying principles of the new lessor model with those in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the FASB’s new revenue recognition standard. Furthermore, ASU 2016-02 eliminates the required use of bright-line tests used in current GAAP for determining lease classification. It also requires lessors to provide additional transparency into the exposure to the changes in value of their residual assets and how they manage that exposure. ASU 2016-02 is effective January 1, 2019. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”), which amends the guidance on extinguishing financial liabilities for certain prepaid stored-value products by requiring that entities that sell prepaid stored-value products recognize breakage proportionally as the prepaid stored-value product is being redeemed rather than immediately upon sale of the product. If an entity is unable to estimate breakage, the amount would be recognized when the likelihood becomes remote that the holder will exercise the remaining rights. Entities are required to reassess their estimates of breakage each reporting period. Any change in this estimate would be accounted for as a change in an accounting estimate. An entity that recognizes breakage is required to disclose the methodology used to recognize breakage and significant judgments made in applying the breakage methodology. ASU 2016-04 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. We can apply ASU 2016-04 by using either a modified retrospective transition approach or a full retrospective transition approach. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”), which amends the principal-versus-agent implementation guidance and illustrations in ASC 606. The FASB issued ASU 2016-08 in response to concerns identified by stakeholders, including those related to determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. ASU 2016-08 has the same effective date as ASU 2014-09 and requires adopting ASU 2016-08 by using the same transition method used to adopt ASU 2014-09. We will adopt this guidance as of January 1, 2018 and we expect to apply this standard using the full retrospective method. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

3.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period. The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 8, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Accordingly, the calculation of weighted average shares outstanding as of March 31, 2016 and 2015 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three month periods ended March 31, 2016 and 2015, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2016 and 2015; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2016 and 2015 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Three Months
	Ended March 31,
	2016	2015
Net loss	$(24,106)	$(20,092)
Less: Participation rights of the Forward Transactions	—	—

Undistributed losses	$(24,106)	$(20,092)

Weighted-average common shares outstanding-basic and diluted	78,738	83,126

Net loss attributable to common stock per share-basic and diluted	$(0.31)	$(0.24)

4.	Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of March 31, 2016 and December 31, 2015, all of which were included within the BA segment, were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Work-in-process component parts	$14,142	$13,866
Finished goods	7,828	7,071

Total inventory	$21,970	$20,937

5.	Composition of Certain Balance Sheet Accounts

Property and equipment as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Office equipment, furniture, fixtures and other	$43,918	$43,447
Leasehold improvements	41,932	42,318
Airborne equipment	444,685	414,381
Network equipment	158,617	156,890

	689,152	657,036
Accumulated depreciation	(239,361)	(222,546)

Property and equipment, net	$449,791	$434,490

Accrued liabilities as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Employee compensation and benefits	$14,060	$23,668
Airborne equipment and installation costs	21,257	17,503
Airborne partner related accrued liabilities	15,412	11,387
Deferred rent	2,501	2,559
Accrued interest	1,214	4,611
Other	27,123	28,962

Total accrued liabilities	$81,567	$88,690

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other non-current liabilities as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Deferred rent	$37,240	$36,656
Deferred revenue	25,125	20,758
Asset retirement obligations	8,333	7,847
Capital leases	2,273	2,786
Other	742	803

Total other non-current liabilities	$73,713	$68,850

6.	Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets. Intangible assets with indefinite lives and goodwill are not amortized, but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of our indefinite-lived intangible assets and goodwill during the fourth quarter of each fiscal year. We also reevaluate the useful life of the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The results of our annual indefinite-lived intangible assets and goodwill impairment assessments in the fourth quarter of 2015 indicated no impairment.

As of March 31, 2016 and December 31, 2015, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of March 31, 2016 and December 31, 2015 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of March 31, 2016			As of December 31, 2015
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	2.4	$97,454	$(54,881)	$42,573	$90,925	$(50,760)	$40,165
OEM and dealer relationships	0.8	6,724	(6,163)	561	6,724	(5,995)	729
Service customer relationship	4.1	8,081	(4,011)	4,070	8,081	(3,757)	4,324
Other intangible assets	3.9	1,500	(200)	1,300	1,500	(178)	1,322

Total amortized intangible assets		113,759	(65,255)	48,504	107,230	(60,690)	46,540
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$146,042	$(65,255)	$80,787	$139,513	$(60,690)	$78,823

Amortization expense was $4.6 million and $3.5 million for the three month periods ended March 31, 2016 and 2015, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2016 (period from April 1 to December 31)	$15,357
2017	$15,500
2018	$10,054
2019	$3,731
2020	$1,715
Thereafter	$2,147

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

7.	Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $2.0 million and $1.8 million as of March 31, 2016 and December 31, 2015, respectively.

8.	Long-Term Debt and Other Liabilities

Long-term debt as of March 31, 2016 and December 31, 2015 was as follows (in thousands):

	March 31,	December 31,
	2016	2015
Amended and Restated Senior Term Facility	$287,657	$301,503
Convertible Notes	278,724	274,528

Total debt	566,381	576,031
Less current portion of long-term debt	(6,652)	(18,835)
Less deferred financing costs	(13,455)	(14,623)

Total long-term debt	$546,274	$542,573

Convertible Notes – On March 3, 2015, we issued $340.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (the “Convertible Notes”) in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act. We granted an option to the initial purchasers to purchase up to an additional $60.0 million aggregate principal amount of Convertible Notes to cover over-allotments, of which $21.9 million was subsequently exercised during March 2015, resulting in a total issuance of $361.9 million aggregate principal amount of Convertible Notes. We expect to use the net proceeds from the Convertible Notes, after giving effect of the Forward Transactions (as defined below), for working capital and other general corporate purposes, including potential costs associated with developing and launching our next-generation technology solutions and the acquisition of additional spectrum should it become available. The Convertible Notes mature on March 1, 2020, unless earlier repurchased or converted into shares of our common stock under certain circumstances described below. Upon maturity, we have the option to settle our obligation through cash, shares of common stock, or a combination of cash and shares of common stock. We pay interest on the Convertible Notes semi-annually in arrears on March 1 and September 1 of each year. Interest payments began on September 1, 2015.

The $361.9 million of proceeds received from the issuance of the Convertible Notes was initially allocated between long-term debt (the liability component) at $261.9 million, and additional paid-in-capital, (the equity component) at $100.0 million, within the unaudited condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the Convertible Notes, which will result in additional non-cash interest expense being recognized within the unaudited condensed consolidated statements of operations through the Convertible Notes maturity date (see Note 9, “Interest Costs” for additional information). The effective interest rate on the Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2016 and December 31, 2015, the outstanding principal on the Convertible Notes was $361.9 million for both periods, the unamortized debt discount was $83.2 million and $87.4 million, respectively, and the net carrying amount of the liability component was $278.7 million and $274.5 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

deferred financing costs on our unaudited condensed consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.3 million and an amount of less than $0.1 million for the three month periods ended March 31, 2016 and 2015, respectively. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the balance of unamortized deferred financing costs related to the Convertible Notes was $6.1 million and $6.5 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 9, “Interest Costs” for additional information.

The Convertible Notes had an initial conversion rate of 41.9274 common shares per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $23.85 per share of our common stock. Upon conversion, we currently expect to deliver cash up to the principal amount of the Convertible Notes then outstanding. With respect to any conversion value in excess of the principal amount, we currently expect to deliver shares of our common stock. We may elect to deliver cash in lieu of all or a portion of such shares. The shares of common stock subject to conversion are excluded from diluted earnings per share calculations under the if-converted method as their impact is anti-dilutive.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the three month periods ended March 31, 2016 or 2015. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

In addition, if we undergo a fundamental change (as defined in the indenture governing the Convertible Notes), holders may, subject to certain conditions, require us to repurchase their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances.

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

Amended and Restated Senior Term Facility – On July 30, 2014, Gogo Intermediate Holdings LLC (“GIH”), Gogo Business Aviation LLC, f/k/a Aircell Business Aviation Services LLC (“GBA”), and Gogo LLC, as borrowers (collectively, the “Borrowers”), entered into an Amendment and Restatement Agreement (the “Amendment”) to the Credit Agreement dated as of June 21, 2012 and amended on April 4, 2013 (the “Amended Senior Term Facility”) among the Borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We refer to the Amendment and the Amended Senior Term Facility collectively as the “Amended and Restated Senior Term Facility.”

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”). Pursuant to the Amendment, we borrowed an aggregate additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). As of March 31, 2016 and December 31, 2015, we had $287.7 million and $301.5 million, respectively, outstanding under the Amended and Restated Senior Term Facility.

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

The Amended and Restated Senior Term Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. If an event of default occurs and so long as such event of default is continuing, the amounts outstanding will accrue interest at an increased rate and payments of such outstanding amounts could be accelerated. We do not have maintenance covenants under the terms of the Amended and Restated Senior Term Facility but as part of its affirmative covenants, we must maintain a minimum cash balance of $5.0 million and comply with certain reporting and notice requirements and periodic financial statement reporting requirements on a borrowing entity basis. As of March 31, 2016, we were in compliance with the covenants, cash balance, reporting and notice requirements of the Amended and Restated Senior Term Facility and no event of default had occurred.

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

The interest rates applicable to the Tranche B-1 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of March 31, 2016, all loans were outstanding as one month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We pay customary fees in respect of the Amended and Restated Senior Term Facility.

The Tranche B-2 Loans are secured by the same collateral and guaranteed by the same guarantors as the Tranche B-1 Loans. The call premiums, mandatory prepayments, covenants, events of default and other terms applicable to the Tranche B-2 Loans are also generally the same as the corresponding terms applicable to the Tranche B-1 Loans under the Amended and Restated Senior Term Facility.

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which have been accounted for as deferred financing costs. The $4.1 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the amendments in April 2013 and July 2014 and were expensed to interest expense. Total

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

amortization expense of the deferred financing costs was $0.8 million and $0.7 million for the three month periods ended March 31, 2016 and 2015, respectively. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $7.3 million and $8.2 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 9, “Interest Costs” for additional information.

Principal payments under the Amended and Restated Senior Term Facility for each of the next five years and thereafter are as follows (in thousands):

Credit
Years ending December 31,	Facility
2016 (April 1 through December 31)	$4,989
2017	$6,650
2018	$276,018
Thereafter	$—

The credit agreement executed in connection with our Amended and Restated Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of GBA only. This calculation is made at the end of each fiscal year, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on GBA’s debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates triggers the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2015 we calculated a mandatory prepayment of approximately $12.2 million which was included in the current portion of long-term debt and capital leases in our unaudited condensed consolidated balance sheet, which was paid in March 2016.

We may voluntarily prepay the loans subject to conditions, prices and premiums as follows:

(i)	After December 21, 2015 but prior to December 21, 2016, we may prepay the loans at par plus 3.0% of the principal amount of loans prepaid;

(ii)	On and after December 21, 2016, we may prepay loans at par.

Letters of Credit - We maintain several letters of credit totaling $8.1 million and $7.5 million as of March 31, 2016 and December 31, 2015, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, Illinois; Bensenville, Illinois; and Broomfield, Colorado and our former office location in Itasca, Illinois.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

9.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three month periods ended March 31, 2016 and 2015 (in thousands):

	For the Three Months
	Ended March 31,
	2016	2015
Interest costs charged to expense	$10,932	$8,339
Amortization of deferred financing costs	1,168	784
Accretion of Convertible Notes	4,196	972

Interest expense	16,296	10,095
Interest costs capitalized to property and equipment	71	66
Interest costs capitalized to software	282	304

Total interest costs	$16,649	$10,465

10.	Leases

Arrangements with Commercial Airlines — Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo® service to passengers on the aircraft. Depending on the agreement, we may be responsible for the costs of installing and/or deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second, more prevalent type of connectivity agreement some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions involve the transfer of legal title but have not met sales recognition for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 5, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $5.6 million and $3.9 million for the three month periods ended March 31, 2016 and 2015, respectively, as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of March 31, 2016, deferred airborne lease incentives of $23.9 million and $131.9 million are included in current and non-current liabilities, respectively, in our unaudited condensed consolidated balance sheet. As of December 31, 2015, deferred airborne lease incentives of $21.7 million and $121.7 million are included in current and non-current liabilities, respectively, in our unaudited condensed consolidated balance sheet.

For the airline agreements where the equipment transactions are treated as operating leases of space, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $11.4 million and $10.3 million for the three month periods ended March 31, 2016 and 2015, respectively.

One contract with one of our airline partners requires us to provide that airline partner with a cash rebate of $1.8 million if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. Based upon the number of aircraft in service on December 31, 2015, we will be required to rebate $1.8 million to this airline partner in June 2016.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Leases and Cell Site Contracts — We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $3.0 million and $4.3 million for the three month periods ended March 31, 2016 and 2015, respectively. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $2.3 million for each of the three month periods ended March 31, 2016 and 2015.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of March 31, 2016 are as follows (in thousands):

Operating
Years ending December 31,	Leases
2016 (period from April 1 to December 31)	$14,462
2017	$17,829
2018	$15,176
2019	$14,532
2020	$13,487
Thereafter	$108,146

Equipment Leases – We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates ranging from 8.3% to 12.3%. As of March 31, 2016 the computer equipment leases were classified as part of office equipment, furniture, and fixtures and other in our unaudited condensed consolidated balance sheet at a gross cost of $2.0 million. As of March 31, 2016 the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $7.5 million. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of March 31, 2016, are as follows (in thousands):

Capital
Years ending December 31,	Leases
2016 (period from April 1 to December 31)	$2,191
2017	2,298
2018	726
Thereafter	—

Total minimum lease payments	5,215
Less: Amount representing interest	(493)

Present value of net minimum lease payments	$4,722

The $4.7 million present value of net minimum lease payments as of March 31, 2016 has a current portion of $2.4 million included in the current portion of long-term debt and capital leases and a non-current portion of $2.3 million included in other non-current liabilities.

11.	Commitments and Contingencies

Contractual Commitments - We have agreements with various vendors under which we have remaining commitments to purchase $13.8 million in satellite-based systems, certification and development services as of March 31, 2016. Such commitments will become payable as we receive the equipment or certification, or as development services are provided.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of March 31, 2016 commit us to purchase transponder and teleport satellite services totaling approximately $29.5 million in 2016 (April 1 through December 31), $41.9 million in 2017, $40.4 million in 2018, $45.3 million in 2019, $58.6 million in 2020 and $309.2 million thereafter.

Damages and Penalties - We have entered into a number of agreements with our airline partners that require us to provide a credit or pay liquidated damages to our airline partners on a per aircraft, per day or per hour basis if we are unable to install our equipment on aircraft by specified timelines or fail to comply with service level commitments. The maximum amount of future credits or payments we could be required to make under these agreements is uncertain because the amount of future credits or payments is based on certain variable inputs.

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

Berkson Litigation - On February 25, 2014, Adam Berkson filed suit against us in the United States District Court for the Eastern District of New York, on behalf of putative classes of national purchasers and a subclass of New York purchasers of our connectivity service, alleging that we violated New York and other consumer protection laws, as well as an implied covenant of good faith and fair dealing, by misleading consumers about recurring charges for our service. The suit sought unspecified damages. In October 2015, we and representatives of the putative classes entered into a settlement agreement under which eligible class members would be entitled to receive agreed-upon amounts of complimentary Gogo connectivity service and we would be responsible for claims administration costs and the plaintiffs’ legal fees. The estimated cost of the settlement is not material. On April 5, 2016, the judge approved the settlement.

Salameno Litigation - On January 29, 2016, Charles Salameno, Maria-Angela Sanzone and John Jensen filed suit against us in the United States District Court for the Eastern District of New York, on behalf of a putative class of national purchasers and a subclass of New York purchasers of our connectivity service, alleging that we violated New York and other consumer protection laws, as well as unjust enrichment, fraud and breach of contract arising from alleged false statements in our marketing materials and alleged data security issues arising from our network design and certain network practices. The suit seeks unspecified damages. We have not accrued any liability because the strength of our defenses and a range of possible loss, if any, cannot be determined at this early stage of the litigation. Based on currently available information, we believe that we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows. On April 18, 2016, we filed motions to compel arbitration and dismiss the suit, moving in the alternative to transfer venue and/or dismiss the suit for failure to state a claim.

12.	Fair Value of Financial Assets and Liabilities

A three-tier fair value hierarchy has been established which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 - defined as observable inputs such as quoted prices in active markets;

•	Level 2 - defined as observable inputs other than Level 1 prices such, as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Convertible Notes and the Amended and Restated Senior Term Facility, both of which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value of the Convertible Notes was approximately $280 million and $352 million as of March 31, 2016 and December 31, 2015, respectively, with a carrying value of $278.7 million and $274.5 million as of March 31, 2016 and December 31, 2015, respectively (the carrying value does not include the conversion premium). The fair value of the Amended and Restated Senior Term Facility was approximately

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

$286 million and $299 million as of March 31, 2016 and December 31, 2015, respectively, with a carrying value of $287.7 million and $301.5 million as of March 31, 2016 and December 31, 2015, respectively. These fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Convertible Notes and Amended and Restated Senior Term Facility by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment, excluding any issuance costs, is the amount that a market participant would be able to lend at March 31, 2016 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Convertible Notes and Amended and Restated Senior Term Facility. The calculated fair value of our Convertible Notes is highly correlated to our stock price and as a result significant changes to our stock price could have a significant impact on the calculated fair value of our Convertible Notes.

13.	Income Tax

The effective income tax rates for the three month periods ended March 31, 2016 and 2015 were (1.3%) and (1.5%), respectively. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three month periods ended March 31, 2016 and 2015 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

We are subject to income taxation in the United States, various states, Canada, Switzerland, Japan, Mexico, Brazil and Singapore. With few exceptions, as of March 31, 2016, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2012.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three month periods ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, we did not have a liability recorded for interest or potential penalties.

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

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” in our 2015 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. We currently do not generate a material amount of foreign revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. We do not disclose assets outside of the United States as these assets are not material as of March 31, 2016 and December 31, 2015. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

Management evaluates performance and allocates resources to each segment based on segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, certain non-cash charges (including amortization of deferred airborne lease incentives, stock-based compensation expense and adjustment to deferred financing costs) and other income (expense). Segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment profit (loss) should not be considered in isolation or as a substitute for

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	March 31, 2016
	CA-NA	CA-ROW	BA	Total
Service revenue	$83,409	$4,602	$30,709	$118,720
Equipment revenue	3,638	3	19,385	23,026

Total revenue	$87,047	$4,605	$50,094	$141,746

Segment profit (loss)	$13,816	$(19,720)	$20,223	$14,319

	For the Three Months Ended
	March 31, 2015
	CA-NA	CA-ROW	BA	Total
Service revenue	$72,178	$1,410	$21,818	$95,406
Equipment revenue	356	—	19,749	20,105

Total revenue	$72,534	$1,410	$41,567	$115,511

Segment profit (loss)	$9,616	$(18,276)	$16,806	$8,146

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2016	2015
CA-NA segment profit	$13,816	$9,616
CA-ROW segment loss	(19,720)	(18,276)
BA segment profit	20,223	16,806

Total segment profit	14,319	8,146
Interest income	46	5
Interest expense	(16,296)	(10,095)
Depreciation and amortization	(24,357)	(18,777)
Amortization of deferred airborne lease incentives (1)	5,644	3,926
Stock-based compensation expense	(4,198)	(3,085)
Adjustment to deferred financing costs	869	—
Other income	174	82

Loss before income taxes	$(23,799)	$(19,798)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 10, “Leases” for further information.

Major Customers and Airline Partnerships — During the three month periods ended March 31, 2016 and 2015, no customer accounted for more than 10% of our consolidated revenue. One airline partner accounted for approximately 15% and 33% of consolidated accounts receivable as of March 31, 2016 and December 31, 2015, respectively.

Revenue earned through Delta Air Lines and American Airlines (combined with US Airways) accounted for approximately 49% of consolidated revenue for each of the three month periods ended March 31, 2016 and 2015.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

15.	Employee Retirement and Postretirement Benefits

Stock-Based Compensation — We have two stock-based employee compensation plans as of March 31, 2016. See Note 11, “Stock-Based Compensation,” in our 2015 10-K for further information regarding these plans.

For the three month period ended March 31, 2016, options to purchase 43,738 shares of common stock were granted, options to purchase 1,287 shares of common stock were forfeited, and options to purchase 516 shares of common stock expired.

For the three month period ended March 31, 2016, 57,591 restricted share units (“RSUs”) were granted, 11,253 RSUs vested and 11,200 RSUs were forfeited.

For the three month period ended March 31, 2016, 17,340 deferred share units (“DSUs”) were granted.

For the three month period ended March 31, 2016, 1,043 shares of restricted stock vested. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

The employee stock purchase plan (the “ESPP”) allows eligible employees to purchase our common stock through payroll deductions at a price equal to 90% of the lower of the fair market value of the stock as of the beginning or the end of three-month offering periods. Under the ESPP, 424,594 shares were reserved for issuance. For the three month period ended March 31, 2016, 34,902 shares of common stock were issued under the ESPP.

The following is a summary of our stock-based compensation expense included in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2016	2015
Cost of service revenue	$335	$240
Cost of equipment revenue	26	18
Engineering, design and development	728	542
Sales and marketing	1,130	766
General and administrative	1,979	1,519

Total stock-based compensation expense	$4,198	$3,085

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.1 million and $1.0 million for the three month periods ended March 31, 2016 and 2015, respectively.

16.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $11.9 million and $9.9 million for the three month periods ended March 31, 2016 and 2015, respectively. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

As the License Agreement is for our exclusive use of a license, which is considered a right to use an intangible asset and thus not property, plant, or equipment, the agreement is not considered a lease for accounting purposes. As such, we recorded the SkySurf one-time payment as an asset in our unaudited condensed consolidated balance sheet at the time of payment. As of March 31, 2016 the one-time payment had balances of $0.1 million included in prepaid expenses and other current assets and $2.0 million included in other non-current assets, respectively, in our unaudited condensed consolidated balance sheet. The one-time payment is being amortized on a straight-line basis over the estimated term of the agreement of 25 years, which includes estimated renewal periods.

Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

Canadian ATG Spectrum
Years ending December 31,	Amortization
2016 (period from April 1 to December 31)	$75
2017	$100
2018	$100
2019	$100
2020	$100
Thereafter	$1,658

Amortization expense totaled less than $0.1 million during the three month periods ended March 31, 2016 and 2015.

The monthly payments are expensed as incurred and totaled approximately $0.3 million during each of the three month periods ended March 31, 2016 and 2015.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners or any failure to renew any existing agreements upon expiration or termination;

•	the failure to maintain airline satisfaction with our equipment or our service;

•	any inability to timely and efficiently roll out our 2Ku service or other components of our technology roadmap for any reason, including regulatory delays or failures, or delays on the part of any of our suppliers, some of whom are single source, or the failure by our airline partners to roll out equipment upgrades, new services or adopt new technologies in order to support increased network capacity demands;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to develop or purchase ATG and satellite network capacity sufficient to accommodate current and expected growth in passenger demand in North America and internationally as we expand;

•	our reliance on third-party suppliers, some of whom are single source, for satellite capacity and other services and the equipment we use to provide services to commercial airlines and their passengers and business aviation customers;

•	unfavorable economic conditions in the airline industry and/or the economy as a whole;

•	our ability to expand our international or domestic operations, including our ability to grow our business with current and potential future airline partners;

•	an inability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price, service performance and line-fit availability;

•	our ability to successfully develop and monetize new products and services such as Gogo Vision, Gogo Text & Talk and Gogo TV, including those that were recently released, are currently being offered on a limited or trial basis, or are in various stages of development;

•	our ability to deliver products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the effects, if any, on our business of past or future airline mergers, including the merger of American Airlines and U.S. Airways;

•	the failure of our equipment or material defects or errors in our software resulting in recalls or substantial warranty claims;

•	a future act or threat of terrorism, cyber-security attack or other events that could result in a prohibition or restriction of the use of Wi-Fi enabled devices on aircraft;

•	a revocation of, or reduction in, our right to use licensed spectrum, the availability of other air-to-ground spectrum to a competitor or the repurposing by a competitor of other spectrum for air-to-ground use;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures and equipment failures or malfunctions arising from defects or errors in our software or defects in or damage to our equipment;

•	the limited operating history of our CA-NA and CA-ROW segments;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•	compliance with U.S. and foreign government regulations and standards, including those related to regulation of the internet, including e-commerce or online video distribution changes, and the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the United States and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims;

•	our ability to protect our intellectual property;

•	breaches of the security of our information technology network, resulting in unauthorized access to our customers’ credit card information or other personal information;

•	any negative outcome or effects of pending or future litigation;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry;

•	the attraction and retention of qualified employees, including key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with anti-corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control;

•	difficulties in collecting accounts receivable; and

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities Exchange Commission (“SEC”) on February 25, 2016 (the “2015 10-K”).

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2015 10-K and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo Inc. (“we”, “us”, “our”) is a holding company, which, through its operating subsidiaries is a provider of in-flight connectivity and wireless in-cabin digital entertainment solutions. We operate through the following three segments: Commercial Aviation North America or “CA-NA”, Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”.

Services provided by our CA-NA and CA-ROW businesses include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”), which offers airlines connectivity for various operations and currently includes among other things real-time credit card transaction processing, electronic flight bags and real-time weather information. Services are provided by the CA-NA business on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business, which is still in the start-up phase as we launched commercial international service in March 2014, provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American-based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service is provided. Our BA business provides in-flight Internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service, Passenger Entertainment, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

Recent Developments

Delta Air Lines expanded its partnership with us bringing Delta Air Lines’ total of 2Ku awards to more than 600 aircraft. We are currently negotiating a definitive agreement with Delta Air Lines with respect to these aircraft.

International Airlines Group selected us to provide 2Ku in-flight connectivity to more than 130 aircraft operated by British Airways, Iberia and Aer Lingus. We expect to begin 2Ku service on the first British Airways aircraft in early 2017. We are currently negotiating a definitive agreement with International Airlines Group.

Air Canada selected our 2Ku in-flight connectivity and entertainment services for its entire wide-body international fleet, including Boeing 787 and 777 aircraft. We are currently negotiating a definitive agreement with Air Canada.

Shareco Technologies of China selected us to provide our 2Ku in-flight connectivity and entertainment services on approximately 50 aircraft in China operated by Shareco’s partners, including Hainan Airlines and Beijing Capital Airlines. We are currently negotiating a definitive agreement with Shareco Technologies.

We signed deals with SES and Intelsat Corporation for multi-GHz of aggregate capacity on their high-throughput satellites, including the proposed OneWeb network of satellites.

We announced our plans to introduce our new satellite modem capable of delivering network speeds of up to 400 Mbps, which is expected to be commercially available in 2017.

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	costs associated with implementing, and our ability to implement on a timely basis, our technology roadmap, upgrades and installation of our ATG-4 and Ku technologies, the roll-out of our satellite services, the potential licensing of additional spectrum, the implementation of 2Ku and other new technologies including failures or delays on the part of antenna and other single source providers, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	costs associated with, and our ability to execute, our international expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and, compliance with applicable foreign regulations and expanded operations outside of the U.S.;

•	costs associated with managing a rapidly growing company;

•	the pace and extent of adoption of the Gogo service for use on international commercial aircraft by our current North American airline partners and new international airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners or BA fractional ownership customers;

•	the economic environment and other trends that affect both business and leisure travel;

•	the extent of passengers’, airline partners’ and other aircraft owners’ and operators’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide, changes in technology and competition from current competitors and new market entrants;

•	our ability to enter into and maintain long-term connectivity arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

•	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in laws, regulations and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, and expand our service offerings;

•	changes in laws, regulations and interpretations affecting aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment; and

•	our ability to obtain required foreign telecommunications, aviation and other licenses and approvals necessary for our international operations.

Summary Financial Information

Consolidated revenue was $141.7 million and $115.5 million for the three month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the CA-NA segment had 2,500 aircraft online to provide the Gogo service as compared with 2,200 as of March 31, 2015. As of March 31, 2016, the BA segment had 5,331 aircraft online with Iridium satellite communications systems and 3,681 Gogo Biz systems online as compared with 5,353 and 2,983, respectively, as of March 31, 2015. The BA segment became a reseller of Inmarsat SwiftBroadband satellite service in 2013 and had 163 systems online as of March 31, 2016 as compared with 49 systems online as of March 31, 2015. As of March 31, 2016, the CA-ROW segment had 237 aircraft online as compared with 116 aircraft as of March 31, 2015.

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

Commercial Aviation North America
	For the Three Months
	Ended March 31,
	2016	2015
Aircraft online (at period end)	2,500	2,200
Aircraft equivalents (average during the period)	2,512	2,155
Average monthly service revenue per aircraft equivalent (ARPA)	$11,137	$11,163
Gross passenger opportunity (GPO) (in thousands)	90,003	74,384
Total average revenue per session (ARPS)	$13.05	$11.73
Connectivity take rate	6.5%	7.2%

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented. We assign aircraft to CA-NA or CA-ROW at the time of contract signing as follows: (i) all aircraft operated by North American airlines and under contract for ATG or ATG-4 service are assigned to CA-NA, (ii) all aircraft operated by North American airlines and under a contract for satellite service are assigned to CA-NA or CA-ROW based on whether the routes flown by such aircraft under the contract are anticipated to be predominantly within or outside of North America at the time the contract is signed, and (iii) all aircraft operated by non-North American airlines and under contract are assigned to CA-ROW.

•	Aircraft equivalents. We define aircraft equivalents for a segment as the total number of commercial aircraft online (as defined above) multiplied by the percentage of flights flown within the scope of that segment, rounded to the nearest whole aircraft and expressed as an average of the month end figures for each month in such period. This methodology takes into account the fact that during a particular period certain aircraft may fly routes outside the scope of the segment to which they are assigned for purposes of the calculation of aircraft online.

•

Average monthly service revenue per aircraft equivalent (“ARPA”). We define ARPA for a segment as the aggregate service revenue plus monthly service fees included as a reduction to cost of service revenue for that segment for the period divided by the number of months in the period, divided by the number of aircraft equivalents (as defined above) for that segment during the period. Prior to the three month period ended March 31, 2016, aircraft online were used as the denominator to calculate ARPA. Beginning with the three month period ended March 31, 2016, ARPA is calculated by using aircraft equivalents as the denominator. We believe the revised ARPA methodology more accurately reflects ARPA by segment because it better reflects the number of aircraft that actually generated the revenue while flying within the scope of each segment during a specific period. ARPA for the CA-NA segment for the three month period ended March 31, 2015, which was $11,194 when originally reported, has been revised to $11,163 to reflect the change in methodology.

•	Gross passenger opportunity (“GPO”). We define GPO as the aggregate number of passengers who board commercial aircraft on which Gogo service has been available during the period presented. When available directly from our airline partners, we aggregate actual passenger counts across flights on Gogo-equipped aircraft. When not available directly from our airline partners, we estimate GPO. Estimated GPO is calculated by first estimating the number of flights occurring on each Gogo-equipped aircraft, then multiplying by the number of seats on that aircraft, and finally multiplying by a seat factor that is determined from historical information provided to us in arrears by our airline partners. The estimated number of flights is derived from real-time flight information provided to our front-end systems by Air Radio Inc. (ARINC), direct airline feeds and supplementary third-party data sources. These aircraft-level estimates are then aggregated with actual airline-provided passenger counts to obtain total GPO.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Passenger Connectivity, excluding non-session related revenue, divided by the total number of sessions during the period. A session, or a “use” of Passenger Connectivity, is defined as the use by a unique passenger of Passenger Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives for unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was not material.

Business Aviation
	For the Three Months
	Ended March 31,
	2016	2015
Aircraft online (at period end)
Satellite	5,494	5,402
ATG	3,681	2,983
Average monthly service revenue per aircraft online
Satellite	$214	$169
ATG	2,497	2,169
Units Shipped
Satellite	133	143
ATG	207	234
Average equipment revenue per unit shipped (in thousands)
Satellite	$43	$39
ATG	57	55

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units shipped. We define units shipped as the number of satellite or ATG network equipment units shipped during the period.

•	Average equipment revenue per satellite unit shipped. We define average equipment revenue per satellite unit shipped as the aggregate equipment revenue earned from all satellite shipments during the period, divided by the number of satellite units shipped.

•	Average equipment revenue per ATG unit shipped. We define average equipment revenue per ATG unit shipped as the aggregate equipment revenue from all ATG shipments during the period, divided by the number of ATG units shipped.

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of unaudited condensed consolidated statements of operations and segment profit (loss) as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 10-K.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in our 2015 10-K.

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

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months
	Ended March 31,
	2016	2015
Revenue:
Service revenue	$118,720	$95,406
Equipment revenue	23,026	20,105

Total revenue	141,746	115,511

Operating expenses:
Cost of service revenue (exclusive of items shown below)	54,854	46,332
Cost of equipment revenue (exclusive of items shown below)	13,748	9,526
Engineering, design and development	21,648	18,616
Sales and marketing	14,742	11,814
General and administrative	20,989	20,236
Depreciation and amortization	24,357	18,777

Total operating expenses	150,338	125,301

Operating loss	(8,592)	(9,790)

Other (income) expense:
Interest income	(46)	(5)
Interest expense	16,296	10,095
Adjustment of deferred financing costs	(869)	—
Other income	(174)	(82)

Total other expense	15,207	10,008

Loss before income taxes	(23,799)	(19,798)
Income tax provision	307	294

Net loss	$(24,106)	$(20,092)

Three Months Ended March 31, 2016 and 2015

Revenue:

Revenue by segment and percent change for the three month periods ended March 31, 2016 and 2015 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2016 over
	2016	2015	2015
Service Revenue:
CA-NA	$83,409	$72,178	15.6%
BA	30,709	21,818	40.8%
CA-ROW	4,602	1,410	226.4%

Total Service Revenue	$118,720	$95,406	24.4%

Equipment Revenue:
CA-NA	$3,638	$356	921.9%
BA	19,385	19,749	(1.8%)
CA-ROW	3	—	na

Total Equipment Revenue	$23,026	$20,105	14.5%

Total Revenue:
CA-NA	$87,047	$72,534	20.0%
BA	50,094	41,567	20.5%
CA-ROW	4,605	1,410	226.6%

Total Revenue	$141,746	$115,511	22.7%

Commercial Aviation North America:

CA-NA revenue increased to $87.0 million for the three month period ended March 31, 2016 as compared with $72.5 million for the prior year period, primarily due to an increase in service revenue driven by increased Passenger Connectivity revenue. The increase in CA-NA Passenger Connectivity revenue was primarily due to an increase in ARPS and the number of aircraft online, partially offset by a decrease in connectivity take rate. ARPS increased to $13.05 for the three month period ended March 31, 2016 as compared with $11.73 for the prior period, due primarily to price increases and changes in our product mix. GPO increased to 90.0 million for the three month period ended March 31, 2016 as compared with 74.4 million for the prior year period, driven by an increase in aircraft online. The connectivity take rate decreased to 6.5% for the three month period ended March 31, 2016 as compared with 7.2% for the prior year period, due to aircraft we added since the beginning of 2015 (primarily includes regional jets and aircraft with new airline partners) which typically have a lower connectivity take rate. ARPA decreased to $11,137 for the three month period ended March 31, 2016 as compared with $11,163 for the prior year period, due to aircraft we added since the beginning of 2015 (primarily includes regional jets and aircraft with new airline partners), which typically have a lower ARPA, and a decrease in Passenger Entertainment revenue (as described below). Passenger Connectivity sessions totaled 5.8 million for the three month period ended March 31, 2016 as compared with 5.4 million for the prior year period.

A summary of the components of CA-NA’s service revenue for the three month periods ended March 31, 2016 and 2015 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2016 over
	2016	2015	2015
Passenger Connectivity revenue (1)	$80,068	$67,517	18.6%
Passenger Entertainment and CAS revenue	3,341	4,661	(28.3%)

Total service revenue	$83,409	$72,178	15.6%

(1)	Includes non-session related revenue of $3.9 million and $4.6 million for the three month periods ended March 31, 2016 and 2015, respectively.

CA-NA passenger-paid revenue increased to $68.7 million for the three month period ended March 31, 2016 as compared with $59.7 million for the prior year period, due to increases in both individual sessions and subscriptions. Revenue from individual sessions increased to $39.7 million for the three month period ended March 31, 2016 as compared with $37.7 million for the prior year period and revenue from subscriptions increased to $29.1 million for the three month period ended March 31, 2016 as compared with $22.0 million for the prior year period. The increase in revenue from individual sessions was primarily due to increases in prices and the number of aircraft online, partially offset by a decrease in connectivity take rate, as discussed above. The increase in subscription revenue was primarily due to an increased number of subscribers and, to a lesser extent, an increase in prices. Our third party-paid revenue increased to $8.0 million for the three month period ended March 31, 2016 as compared with $7.0 million for the prior year period, primarily due to increases in roaming, enterprise and wholesale revenue, offset in part by a decrease in advertising revenue. Our airline-paid revenue increased to $3.4 million for the three month period ended March 31, 2016 as compared with $0.9 million for the prior year period, due to the fact that we recently entered into agreements with certain airline partners under which the airlines pay us for specified types of data usage, including data used by passengers accessing whitelisted sites and by airline crew members using connectivity services while in flight.

The decrease in Passenger Entertainment and CAS revenue to $3.3 million for the three month period ended March 31, 2016 as compared with $4.7 million for the prior year period was driven primarily by a business-to-business arrangement with one of our airline partners for our Passenger Entertainment program that occurred in the first quarter of 2015.

CA-NA revenue also increased due to an increase in equipment revenue to $3.6 million for the three month period ended March 31, 2016 as compared with $0.4 million in the prior year period, due primarily to the signing of contracts with new airline partners under which the equipment transactions qualify for sales treatment.

Business Aviation:

BA revenue increased to $50.1 million for the three month period ended March 31, 2016 as compared with $41.6 million for the prior year period due to an increase in service revenue offset in part by a slight decrease in equipment revenue.

BA service revenue increased to $30.7 million for the three month period ended March 31, 2016 as compared with $21.8 million for the prior year period primarily due to more customers subscribing to our Gogo Biz (ATG) service. The number of ATG aircraft online increased 23.4% to 3,681 as of March 31, 2016 as compared with 2,983 as of March 31, 2015.

BA equipment revenue decreased to $19.4 million for the three month period ended March 31, 2016 as compared with $19.7 million for the prior year period due to a decrease in ATG equipment revenue offset in part by an increase in satellite equipment revenue.

Commercial Aviation Rest of World:

Our CA-ROW segment is still in the start-up phase, with in-flight connectivity service having commenced in March 2014. We generated $4.6 million of service revenue for the three month period ended March 31, 2016 as compared with $1.4 million for the prior year period as we had more aircraft online.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three month periods ended March 31, 2016 and 2015 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2016 over
	2016	2015	2015
CA-NA	$36,574	$32,166	13.7%
BA	8,419	5,827	44.5%
CA-ROW	9,861	8,339	18.3%

Total	$54,854	$46,332	18.4%

CA-NA cost of service revenue increased to $36.6 million for the three month period ended March 31, 2016 as compared with $32.2 million for the prior year period, due to increases in revenue share earned by our airline partners and network operations expenses (including network maintenance, satellite service fees, backhaul and site leases). The revenue share increase of $2.2 million for the three month period ended March 31, 2016 over the prior year period was primarily driven by the increase in CA-NA service revenue for the current year period. These increases were partially offset by an increase in the amortization of our deferred airborne lease incentives and the recognition of monthly service fees paid to us by certain of our airline partners, both of which reduce our cost of services. See Note 10, “Leases,” in our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives. Revenue share as a percentage of service revenue decreased due to new airline contracts and amendments entered into during 2015 that provide for lower revenue share percentage compared to certain pre-existing contracts.

BA cost of service revenue increased to $8.4 million for the three month period ended March 31, 2016 as compared with $5.8 million for the prior year period. The increase was primarily due to increased ATG units online and an increase in the average network utilization per ATG unit online which resulted in higher ATG network service costs and to a lesser extent to an increase in satellite service fees.

CA-ROW cost of service revenue increased to $9.9 million for the three month period ended March 31, 2016 as compared with $8.3 million for the prior year period, primarily due to increases in network operations expenses (including satellite service fees), revenue share expense and billing and transaction related expenses as the business continued to grow. These increases were partially offset by the recognition of monthly service fees paid to us by certain of our airline partners and the amortization of our deferred airborne lease incentives, both of which reduce our cost of service. See Note 10, “Leases” in our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives.

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

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three month periods ended March 31, 2016 and 2015 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2016 over
	2016	2015	2015
CA-NA	$3,947	$151	2,513.9%
BA	9,801	9,375	4.5%
CA-ROW	—	—	na

Total	$13,748	$9,526	44.3%

Cost of equipment revenue increased to $13.7 million for the three month period ended March 31, 2016 as compared with $9.5 million for the prior year period. The increase occurred primarily within the CA-NA segment due to the signing of equipment sales contracts with new airline partners under which the equipment transactions qualify for sales treatment. The increase that occurred in the BA segment was due primarily to changes in product mix. We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 16.3% to $21.6 million for the three month period ended March 31, 2016 as compared with $18.6 million for the prior year period due to increases in all three segments resulting from higher personnel expense (which include bonus and stock-based compensation expense) in connection with the development of next generation products and technologies and STCs.

We expect engineering, design and development expenses to increase in future periods as we continue to execute our technology roadmap, expand internationally and continue to develop next generation products and technologies.

Sales and Marketing Expenses:

Sales and marketing expenses increased 24.8% to $14.7 million for the three month period ended March 31, 2016 as compared with $11.8 million for the prior year period, due to increases in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated revenue increased to 10.4% for the three month period ended March 31, 2016 as compared with 10.2% for the prior year period.

Sales and marketing expenses in the BA segment increased 53.3% for the three month period ended March 31, 2016 over the prior year period due to an increase in personnel expense (which includes bonus and stock-based compensation expense) to support the growth of the business and new product launches. Sales and marketing expenses in the CA-NA segment increased 16.0% for the three month period ended March 31, 2016 over the prior year period due to an increase in personnel expense (including bonus and stock-based compensation expense) and marketing related activities. Sales and marketing expenses for the CA-ROW segment increased 17.2% for the three month period ended March 31, 2016 over the prior year period due to increased personnel expense (which includes bonus and stock-based compensation expense) and marketing related activities.

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

General and Administrative Expenses:

General and administrative expenses increased 3.7% to $21.0 million for the three month period ended March 31, 2016 as compared with $20.2 million for the prior year period, due to increases in CA-NA and BA offset in part by a decrease in CA-ROW. Consolidated general and administrative expenses as a percentage of total consolidated revenue decreased to 14.8% for the three month period ended March 31, 2016 as compared with 17.5% for the prior year period.

The increase in the CA-NA segment’s general and administrative expenses of 4.8% for the three month period ended March 31, 2016 over the prior year period was due primarily to an increase in personnel related expense (which includes bonus and stock-based compensation expense) offset in part by a decrease in rent expense, as we had overlapping leases in the prior year period.

The increase in the BA segment’s general and administrative expenses of 7.5% for the three month period ended March 31, 2016 over the prior year period was due primarily to an increase in personnel related expense (which includes bonuses and stock-based compensation expense) to manage the growth of the business and an increase in bad debt expense (due primarily to a recovery in the prior year) offset in part by a decrease in rent expense, as we had overlapping leases for the prior year period.

The decrease in the CA-ROW segment’s general and administrative expenses of 8.5% for the three month period ended March 31, 2016 over the prior year period was due primarily to a decrease in rent expense.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue.

Segment Profit (Loss):

CA-NA’s segment profit increased 43.7% to $13.8 million for the three month period ended March 31, 2016 as compared with $9.6 million for the prior year period. The increase in CA-NA’s segment profit for the three month period ended March 31, 2016 was due to increases in service and equipment revenue partially offset by increases in operating expenses, as discussed above.

BA’s segment profit increased 20.3% to $20.2 million for the three month period ended March 31, 2016 as compared with $16.8 million for the prior year period. The increase in BA’s segment profit for the three month period ended March 31, 2016 was due to increases in service revenue, partially offset by increases in operating expenses and a decrease in equipment revenue, as discussed above.

CA-ROW’s segment loss increased 7.9% to $19.7 million for the three month period ended March 31, 2016 as compared with $18.3 million for the prior year period. The increase in CA-ROW’s segment loss for the three month period ended March 31, 2016 was due to an increase in operating expenses, offset in part by an increase in service revenue, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 29.7% to $24.4 million for the three month period ended March 31, 2016 as compared with $18.8 million for the prior year period, due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments, as well as leasehold improvements and furniture and fixtures associated with our new office facilities.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive satellite-based equipment on aircraft and further expand our ground and satellite networks.

Other (Income) Expense:

Other (income) expense and percent change for the three month periods ended March 31, 2016 and 2015 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2016 over
	2016	2015	2015
Interest income	$(46)	$(5)	820.0%
Interest expense	16,296	10,095	61.4%
Adjustment to deferred financing costs	(869)	—	na
Other income	(174)	(82)	112.2%

Total	$15,207	$10,008	51.9%

Total other expense was $15.2 million for the three month period ended March 31, 2016 as compared to $10.0 million for the prior year period. The increase in interest expense was due to higher average debt levels outstanding during the current year period as compared with the prior year period as a result of the issuance of the Convertible Notes in March 2015. Interest expense also increased due to accretion expense and amortization of deferred financing costs associated with the Convertible Notes. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information. See Note 9, “Interest Costs,” in our unaudited condensed consolidated financial statements for additional information related to our interest expense. The three months ended March 31, 2016 also included an adjustment to deferred financing costs.

We expect our interest expense to increase in 2016 due to higher average debt outstanding in 2016 as compared to 2015 as a result of the issuance of the Convertible Notes in March 2015. Additionally, interest expense will increase in 2016 due to a full year of accretion expense and amortization of deferred financing costs of the Convertible Notes. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information.

Income Taxes:

The effective income tax rate for the three month period ended March 31, 2016 was (1.3%) as compared with (1.5%) for the prior year period. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three month periods ended March 31, 2016 and 2015 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) amortization of deferred airborne lease incentives and (iii) adjustment to deferred financing costs. Our management believes that the use of Adjusted EBITDA eliminates items that, management believes, have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

We believe the exclusion of stock-based compensation expense from Adjusted EBITDA is appropriate given the significant variation in expense that can result from using the Black-Scholes model to determine the fair value of such compensation. The fair value of our stock options is determined using the Black-Scholes model and varies based on fluctuations in the assumptions used in this model, including inputs that are not necessarily directly related to the performance of our business, such as the expected volatility, the risk-free interest rate and the expected life of the options. Therefore, we believe the exclusion of this cost provides a clearer view of the operating performance of our business. Further, stock option grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. While we believe that investors should have information about any dilutive effect of outstanding options and the cost of that compensation, we also believe that stockholders should have the ability to consider our performance using a non-GAAP financial measure that excludes these costs and that management uses to evaluate our business.

We believe the exclusion of the amortization of deferred airborne lease incentives from Adjusted EBITDA is useful as it allows an investor to view operating performance across time periods in a manner consistent with how management measures segment profit and loss (see Note 14, “Business Segments and Major Customers,” for a description of segment profit (loss) in our unaudited condensed consolidated financial statements). Management evaluates segment profit and loss in this manner, excluding the amortization of deferred airborne lease incentives, because such presentation reflects operating decisions and activities from the current period, without regard to the prior period decision or the form of connectivity agreements. See “—Key Components of Consolidated Statements of Operations—Cost of Service Revenue—Commercial Aviation North America and Rest of World” in our 2015 10-K for a discussion of the accounting treatment of deferred airborne lease incentives.

We believe it is useful to an understanding of our operating performance to exclude the adjustment to deferred financing costs from Adjusted EBITDA because of the non-recurring nature of this charge.

We also present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance and to enable them to assess our performance on the same basis as management.

Adjusted Net Loss Per Share represents net loss attributable to common stock per share—basic and diluted, adjusted to reflect the number of shares of common stock outstanding as of March 31, 2016 under our current capital structure, after giving effect to the shares of our common stock effectively repurchased as part of the Forward Transactions entered into in connection with the issuance of the Convertible Notes. We present Adjusted Net Loss Per Share to provide investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance considering our current capital structure and the shares outstanding after giving effect to the Forward Transactions.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(24,106)	$(20,092)
Interest expense	16,296	10,095
Interest income	(46)	(5)
Income tax provision	307	294
Depreciation and amortization	24,357	18,777

EBITDA	16,808	9,069
Stock-based compensation expense	4,198	3,085
Amortization of deferred airborne lease incentives	(5,644)	(3,926)
Adjustment to deferred financing costs	(869)	—

Adjusted EBITDA	$14,493	$8,228

Adjusted Net Loss Per Share:
Net loss (GAAP)	$(24,106)	$(20,092)

Basic and diluted weighted average shares outstanding (GAAP)	78,738	83,126
Adjustment of shares to our current capital structure	—	(4,388)

Adjusted shares outstanding	78,738	78,738

Adjusted Net Loss Per Share – basic and diluted	$(0.31)	$(0.26)

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(37,426)	$(56,863)
Change in deferred airborne lease incentives (2)	7,661	8,721
Amortization of deferred airborne lease incentives (2)	5,586	3,875
Landlord incentives	—	12,236

Cash CAPEX	$(24,179)	$(32,031)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives and related amortization associated with STCs for the three month periods ended March 31, 2016 and 2015 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Some of these limitations include:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;

•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;

•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;

•	Adjusted EBITDA does not reflect non-cash components of employee compensation;

•	Cash CAPEX does not reflect the full extent of capital investments we have made in our operations; and

•	since other companies in our or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$(2,408)	$33,606
Net cash used in investing activities	(37,439)	(56,844)
Net cash provided by (used in) financing activities	(14,135)	211,869
Effect of foreign exchange rate changes on cash	(180)	189

Net increase (decrease) in cash and cash equivalents	(54,162)	188,820
Cash and cash equivalents at the beginning of period	366,833	211,236

Cash and cash equivalents at the end of period	$312,671	$400,056

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

Convertible Notes:

On March 3, 2015, we issued $340.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (the “Convertible Notes”) in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act. We granted an option to the initial purchasers to purchase up to an additional $60.0 million aggregate principal amount of Convertible Notes to cover over-allotments, of which $21.9 million was subsequently exercised during March 2015, resulting in a total issuance of $361.9 million aggregate principal amount of Convertible Notes. We expect to use the net proceeds from the Convertible Notes, after giving effect of the Forward Transactions (as defined below), for working capital and other general corporate purposes, including potential costs associated with developing and launching our next-generation technology solutions and the acquisition of additional spectrum should it become available. The Convertible Notes mature on March 1, 2020, unless earlier repurchased or converted into shares of our common stock under certain circumstances described below. Upon maturity, we have the option to settle our obligation through cash, shares of common stock, or a combination of cash and shares of common stock. We pay interest on the Convertible Notes semi-annually in arrears on March 1 and September 1 of each year. Interest payments began on September 1, 2015.

The $361.9 million of proceeds received from the issuance of the Convertible Notes was initially allocated between long-term debt (the liability component) at $261.9 million, and additional paid-in-capital, (the equity component) at $100.0 million, within the unaudited condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the Convertible Notes, which will result in additional non-cash interest expense being recognized within the unaudited condensed consolidated statements of operations through the Convertible Notes maturity date (see Note 9, “Interest Costs” for additional information). The effective interest rate on the Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2016 and December 31, 2015, the outstanding principal on the Convertible Notes was $361.9 million for both periods, the unamortized debt discount was $83.2 million and $87.4 million, respectively, and the net carrying amount of the liability component was $278.7 million and $274.5 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our unaudited condensed consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.3 million and an amount less than $0.1 million for the three month periods ended March 31, 2016 and 2015. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the balance of unamortized deferred financing costs related to the Convertible Notes was $6.1 million and $6.5 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 9, “Interest Costs” for additional information.

The Convertible Notes had an initial conversion rate of 41.9274 common shares per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $23.85 per share of our common stock. Upon conversion, we currently expect to deliver cash up to the principal amount of the Convertible Notes then outstanding. With respect to any conversion value in excess of the principal amount, we currently expect to deliver shares of our common stock. We may elect to deliver cash in lieu of all or a portion of such shares. The shares of common stock subject to conversion are excluded from diluted earnings per share calculations under the if-converted method as their impact is anti-dilutive.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the three month periods ended March 31, 2016 or 2015. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

In addition, if we undergo a fundamental change (as defined in the indenture governing the Convertible Notes), holders may, subject to certain conditions, require us to repurchase their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances.

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

Senior Term Facility:

On July 30, 2014, Gogo Intermediate Holdings LLC (“GIH”), Gogo Business Aviation LLC, f/k/a Aircell Business Aviation Services LLC (“GBA”), and Gogo LLC, as borrowers (collectively, the “Borrowers”), entered into an Amendment and Restatement Agreement (the “Amendment”) to the Credit Agreement dated as of June 21, 2012 and amended on April 4, 2013 (the “Amended Senior Term Facility”) among the Borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We refer to the Amendment and the Amended Senior Term Facility collectively as the “Amended and Restated Senior Term Facility.”

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”). Pursuant to the Amendment, we borrowed an aggregate additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”). As of March 31, 2016 and December 31, 2015, we had $287.7 million and $301.5 million, respectively, outstanding under the Amended and Restated Senior Term Facility.

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

The credit agreement executed in connection with our Amended and Restated Senior Term Facility provides for mandatory prepayments and the ability to make optional prepayments. Based on historical and current expectations regarding cash flow generation, the credit agreement was structured to provide that any mandatory prepayments will be calculated based on the excess cash flows (as defined in the credit agreement) of GBA only. This calculation is made at the end of each fiscal year, with any required payments due no later than the 95th day following the end of the applicable fiscal year, and is based on GBA’s debt leverage ratio. A leverage ratio of 3.25x or higher will trigger a mandatory prepayment of 50% of excess cash flows for the year, a leverage ratio of 2.0x or higher but less than 3.25x will trigger a mandatory prepayment of 25% of excess cash flows for the year and a leverage ratio of less than 2.0x will not trigger any mandatory prepayment of excess cash flows. The amount of any required mandatory prepayments will be reduced by the amount of any optional prepayments made during the applicable fiscal year. In the event actual results or a change in estimates triggers the mandatory prepayment, such prepayment amount will be reclassified from non-current liabilities to current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2015 we calculated a mandatory prepayment of approximately $12.2 million, which was included in the current portion of long-term debt and capital leases in our unaudited condensed consolidated balance sheet, which was paid in March 2016.

We may voluntarily prepay the loans subject to conditions, prices and premiums as follows:

(i)	After December 21, 2015 but prior to December 21, 2016, we may prepay the loans at par plus 3.0% of the principal amount of loans prepaid;

(ii)	On and after December 21, 2016, we may prepay loans at par.

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

Interest; Fees

The interest rates applicable to the Tranche B-1 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of March 31, 2016, all loans were outstanding as one month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We pay customary fees in respect of the Amended and Restated Senior Term Facility.

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which have been accounted for as deferred financing costs. The $4.1 million of fees that were not accounted for as deferred financing costs were fees incurred but not paid directly to the lenders in connection with the amendments in April 2013 and July 2014 and were expensed to interest expense. Total amortization expense of the deferred financing costs was $0.8 million and $0.7 million for the three month periods ended March 31, 2016 and 2015, respectively. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $7.3 million and $8.2 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 9, “Interest Costs” for additional information.

Covenants

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

As of March 31, 2016, we were in compliance with the covenants, cash balance, reporting and notice requirements of the Amended and Restated Senior Term Facility and no event of default had occurred.

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

Letters of Credit:

We maintain several letters of credit totaling $8.1 million and $7.5 million as of March 31, 2016 and December 31, 2015, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our existing office locations in Chicago, Illinois; Bensenville, Illinois; and Broomfield, Colorado and our former office location in Itasca, Illinois.

Liquidity:

Although we can provide no assurances, we currently believe that cash and cash equivalents on hand as of March 31, 2016 should be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including installing our ATG-4 and Ku equipment on certain aircraft operated by our airline partners, costs related to international expansion, costs associated with launching and installing our 2Ku technology and potential costs associated with developing and launching other potential next-generation technology solutions.

Excluding the impact of the IPO, the Amended and Restated Senior Term Facility and the Convertible Notes, we have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenue in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to international expansion and execution of our current technology roadmap, including 2Ku and potential next-generation technologies. We currently believe that cash on hand and, if necessary, additional equity financings or the incurrence of additional debt as permitted under the credit agreement governing our Amended and Restated Senior Term Facility will be sufficient to meet our liquidity needs in the longer-term, including our continued international expansion and the acquisition of additional spectrum should it become available. The credit agreement governing the Amended and Restated Senior Term Facility contains covenants that restrict the ability of Gogo Intermediate Holdings LLC, GBA and Gogo LLC to incur additional indebtedness generally, subject to certain enumerated exceptions and to undertake certain equity financings through the issuance of certain types of preferred stock. As a result, we may be unable to finance growth of our business to the extent that our cash on hand and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of common equity or through permitted sales of preferred equity or debt. Further, market conditions may limit our access to additional sources of equity or debt financing.

Cash flows provided by (used in) Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2016	2015
Net loss	$(24,106)	$(20,092)
Non-cash charges and credits	34,406	24,585
Changes in operating assets and liabilities	(12,708)	29,113

Net cash provided by (used in) operating activities	$(2,408)	$33,606

For the three month period ended March 31, 2016, cash used in operating activities was $2.4 million as compared with cash provided by operating activities of $33.6 million for the prior year period. The principal contributors to the change in operating cash flows were:

•	A $41.8 million change in cash flows related to operating assets and liabilities resulting from:

•	A decrease in cash flows due to the following:

•	Changes in CA-NA deferred rent due to the increase in deferred rent balances during the first quarter of 2015 resulting from the commencement of new facilities leases during 2014, while deferred rent balances remained relatively consistent during the first quarter of 2016;

•	Changes in BA’s prepaid expenses and other current assets due to deposit payments made on certain inventory items during the first quarter of 2016 while no such payments were made in 2015;

•	Changes in BA’s and CA-ROW’s accounts receivable due to the increase in accounts receivable balances as a result of an increase in activities;

•	Changes in all three segments’ accrued liabilities primarily due to the timing of payments;

•	Changes in CA-NA’s deferred revenue, as we had more equipment transactions associated with one of our airline partners during the first quarter of 2015 that did not meet all the criteria for a sale as compared with the first quarter of 2016;

•	Changes in accrued interest due to the payment of interest on the Convertible Notes in March 2016, while no such payment was made in 2015 due to the Convertible Notes being issued in March 2015.

•	Offset in part by an increase in all three segments’ AP due primarily to the timing of payments.

•	Offset in part by a $5.8 million increase in net loss adjusted for non-cash charges and credits.

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

Cash flows provided by (used in) Financing Activities:

Cash used in financing activities for the three month period ended March 31, 2016 was $14.1 million primarily due to payments on our debt facilities and capital leases of $14.4 million (including the mandatory prepayment of approximately $12.2 million on our Amended and Restated Credit Agreement).

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

Capital expenditures for the three month periods ended March 31, 2016 and 2015 were $37.4 million and $56.8 million, respectively. The decrease in capital expenditures was due to the build out of our new office location in Chicago, IL in 2015 while we had no such activities in the current year and a decrease in airborne equipment purchases for the CA-ROW and CA-NA segments, offset in part by an increase in network spending in CA-NA.

We anticipate an increase in capital spending in 2016 and estimate capital expenditures for the year ending December 31, 2016 will range from $150 million to $185 million as we increase the number of airborne equipment installations including 2Ku, continue to execute our international expansion strategy and upgrade certain aircraft operated by our airline partners to ATG-4 and 2Ku. We expect our capital expenditures, net of deferred airborne lease incentives, for the year ending December 31, 2016 to range from $110 million to $135 million. Our expected range of capital expenditures for the year ending December 31, 2016 does not account for any potential costs associated with the participation in any future auction for the licensing of additional spectrum or any technology or service arrangements necessary to utilize additional spectrum.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (including those that require us to make future cash payments) as of December 31, 2015, except for satellite transponder and teleport services which are as of March 31, 2016 (see below for additional information). The future contractual requirements include payments required for our operating leases and contractual purchase agreements (in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Capital lease obligations	$5,840	$2,883	$2,957	$—	$—
Operating lease obligations	188,785	19,615	33,005	27,600	108,565
Purchase obligations (1)	114,514	114,514	—	—	—
Convertible Notes	361,940	—	—	361,940	—
Interest on Convertible Notes (2)	56,554	13,573	27,146	15,835	—
Amended and Restated Senior Term Facility	301,503	18,835	282,668	—	—
Interest on Amended and Restated Senior Term Facility (2)	65,862	30,312	35,550	—	—
Satellite transponder and teleport services (3)	524,859	29,454	82,355	103,866	309,184
Network transmission services	26,042	12,307	13,107	628	—
Deferred revenue arrangements (4)	44,813	24,055	7,968	3,902	8,888
Deferred airborne lease incentives (5)	143,391	21,659	41,725	37,008	42,999
Canadian ATG Spectrum License related payments (6)	15,585	721	1,442	1,442	11,980
Other long-term obligations (7)	51,101	7,500	8,900	5,701	29,000

Total	$1,900,789	$295,428	$536,823	$557,922	$510,616

(1)	As of December 31, 2015, our outstanding purchase obligations represented obligations to vendors to meet operational requirements as part of the normal course of business and related primarily to information technology, research and development, sales and marketing and production related activities.
(2)	Interest is calculated based on the interest rate in effect at December 31, 2015. See Note 6, “Long-Term Debt and Other Liabilities” in our 2015 10-K for further information.
(3)	Amounts represent obligations to vendors that provide us with transponder and teleport satellite services. These amounts have been updated as of March 31, 2016 to incorporate new agreements entered into during 2016.
(4)	Amounts represent obligations to provide services for which we have already received cash from our customers.
(5)	Amounts represent the upfront payments made by our airline partners for our ATG and satellite equipment and payments for STCs. Upfront payments made pursuant to these agreements are accounted for as deferred airborne lease incentives which are amortized on a straight-line basis as a reduction of cost of service revenue over the term of the agreement.
(6)	Canadian ATG Spectrum License related payments relates to the monthly C$0.1 million payment over the estimated 25-year term of the agreement, using the December 31, 2015 exchange rate. See Note 16, “Canadian ATG Spectrum License” in our 2015 10-K for further information.
(7)	Other long-term obligations consist of estimated payments (undiscounted) for our asset retirement obligations and obligations to certain airline partners. Other long-term obligations do not include $7.4 million related to our deferred tax liabilities due to the uncertainty of their timing.

Contractual Commitments: We have agreements with various vendors under which we have remaining commitments to purchase $13.8 million in satellite-based systems, certification and development services as of March 31, 2016. Such commitments will become payable as we receive the equipment or certification, or as development services are provided.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of March 31, 2016 commit us to purchase transponder and teleport satellite services totaling approximately $29.5 million in 2016 (April 1 through December 31), $41.9 million in 2017, $40.4 million in 2018, $45.3 million in 2019, $58.6 million in 2020 and $309.2 million thereafter.

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

For the airline agreements where the equipment transactions are accounted for as operating leases of space, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is offset by the amortization of the deferred airborne lease incentive discussed above. See Note 10, “Leases,” in our unaudited condensed consolidated financial statements for additional information.

One contract with one of our airline partners requires us to provide that airline partner with a cash rebate of $1.8 million if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. Based upon the number of aircraft in service on December 31, 2015, we will be required to rebate $1.8 million to this airline partner in June 2016.

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

Our exposure to market risk is currently confined to our cash and cash equivalents and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of March 31, 2016 and December 31, 2015 primarily included amounts in bank checking accounts, U.S. Treasuries, and Money Market Funds. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

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

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents and interest expense on our long-term debt. Our cash and cash equivalents as of March 31, 2016 and December 31, 2015 included amounts in bank checking accounts and liquid certificates of deposit. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio would have reduced interest income and increased interest expense for the three month periods ended March 31, 2016 and 2015 by immaterial amounts.

Variable Rate Debt: The interest rates applicable to the Tranche B-1 Loans (as defined in Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements) are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a LIBOR rate adjusted for statutory reserve requirements (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans (as defined in Note 8, “Long-Term Debt and Other Liabilities,” in unaudited condensed our consolidated financial statements) are based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. As of December 31, 2015, all loans were outstanding as one month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. As of March 31, 2016, the LIBOR Rate was more than 50 basis points below the floor described above and as a result interest expense for the Amended and Restated Senior Term Facility will not change until both the LIBOR Rate and the applicable base rate exceeds the applicable floors.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

On February 25, 2014, Adam Berkson filed suit against us in the United States District Court for the Eastern District of New York, on behalf of putative classes of national purchasers and a subclass of New York purchasers of our connectivity service, alleging that we violated New York and other consumer protection laws, as well as an implied covenant of good faith and fair dealing, by misleading consumers about recurring charges for our service. The suit sought unspecified damages. In October 2015, we and representatives of the putative classes entered into a settlement agreement under which eligible class members would be entitled to receive agreed-upon amounts of complimentary Gogo connectivity service and we would be responsible for claims administration costs and plaintiffs’ legal fees. The estimated cost of the settlement is not material. On April 5, 2016, the judge approved the settlement.

On January 29, 2016, Charles Salameno, Maria-Angela Sanzone and John Jensen filed suit against us in the United States District Court for the Eastern District of New York, on behalf of a putative class of national purchasers and a subclass of New York purchasers of our connectivity service, alleging that we violated New York and other consumer protection laws, as well as unjust enrichment, fraud and breach of contract arising from alleged false statements in our marketing materials and alleged data security issues arising from our network design and certain network practices. The suit seeks unspecified damages. We have not accrued any liability because the strength of our defenses and a range of possible loss, if any, cannot be determined at this early stage of the litigation. Based on currently available information, we believe that we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows. On April 18, 2016, we filed motions to compel arbitration and dismiss the suit, moving in the alternative to transfer venue and/or dismiss the suit for failure to state a claim.

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

The following risk factor updates the respective risk factor previously included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 25, 2016. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

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

As of March 31, 2016, we had our equipment installed and provided our Gogo service to passengers on aircraft operated by seven airlines (counting American Airlines and the former US Airways as one airline), and we had contracted to provide service on four additional airlines. For the three months ended March 31, 2016 and 2015 and the years ended December 31, 2015, 2014, and 2013, the Gogo service we provide to passengers on commercial aircraft operated by our airline customers generated approximately 62% and 63% of our consolidated revenue, respectively, and 63%, 60% and 56% of our consolidated revenue, respectively. As of March 31, 2016, in addition to the 2,737 commercial aircraft on which we were providing service, we had contracts to install approximately 650 aircraft. Our growth is dependent on our ability to have our equipment installed on additional aircraft and increased use of the Gogo service on installed aircraft. Any delays in installations under these contracts may negatively affect our ability to grow our user base and revenue. In addition, we have no assurance that any of our current airline partners will renew their existing contracts with us upon expiration, or that they will not terminate their contracts prior to expiration upon the occurrence of certain contractually stipulated events. Contractual termination events include our bankruptcy and our material breach of contract, which in certain contracts is defined to include material breach of our service level agreements, and/or failure to achieve certain certification, equipment delivery, installation or other milestones within agreed-upon time frames. Several contracts with airline partners permit such airline to terminate the contract if the percentage of passengers using connectivity on such airline’s flights falls below certain negotiated thresholds. One contract with an airline partner from which we derived a significant portion, but less than a majority, of our CA-NA segment revenue for the three months ended March 31, 2016 permits such airline partner to terminate its contract with us if the airline’s revenue share falls below certain negotiated thresholds based on the airline’s costs incurred to provide the service and Gogo elects to not make the airline whole for such revenue share shortfall. Contracts with airline partners from which we derived a majority of our CA-NA segment revenue for the three months ended March 31, 2016 allow those airlines to terminate a portion or all of their respective agreements after a specified time period upon the payment of a termination fee. Additionally, our contracts with American Airlines, Delta Air Lines, and certain other airline partners, from which we derived a majority of our CA-NA segment revenue for the three months ended March 31, 2016, permit such airline partners to terminate all or a portion of their contracts with us if another company provides an alternate connectivity service that is a material improvement over Passenger Connectivity, such that failing to adopt such service would likely cause competitive harm to the airline, and we are unable to match the competitive offer in terms of price, technology and schedule. Delta Air Lines currently has the right to take such action, if the conditions listed above are met, with respect to all of its aircraft under contract, and American Airlines’ right to take such action, again if the conditions listed above are met, arises for each fleet beginning on the third anniversary of a defined installation milestone with respect to such fleet. The first such three year anniversary for American Airlines occurred in May of 2014, and additional three year anniversary dates will occur at various times between now and the end of 2018. On February 4, 2016, we received a notification from American Airlines that it considers a competitor’s connectivity service to offer a material improvement over our ATG/ATG-4 service with respect to a portion of its fleet that we serve, representing approximately 200 of the 1,037 American Airlines aircraft that we served as of March 31, 2016. We have presented American Airlines with a proposal to install our 2Ku technology on the aircraft as to which we received the notice and await its decision. To the extent that our airline partners terminate or fail to renew their contracts with us for any reason, our business prospects, financial condition and results of operations would be materially adversely affected.

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

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

a)	None.

b)	None.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1.31 †	Service Order, dated as of February 18, 2016, by and between New Skies Satellites B.r. and Gogo LLC

10.1.32 †	Service Order, dated as of February 18, 2016, by and between New Skies Satellites B.r. and Gogo LLC

10.1.33 †	Agreement, dated as of March 6, 2016, by and between IntelSat Corp. and Gogo LLC

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.

Date: May 6, 2016

/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Norman Smagley
Norman Smagley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)