Form 10-Q
period 2016-06-30
Gogo Inc.
filed 2016-08-04
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, 86,176,803 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$508,601	$366,833
Accounts receivable, net of allowances of $497 and $417, respectively	65,107	69,317
Inventories	25,092	20,937
Prepaid expenses and other current assets	23,379	10,920

Total current assets	622,179	468,007

Non-current assets:
Property and equipment, net	467,105	434,490
Intangible assets, net	82,535	78,823
Goodwill	620	620
Long-term restricted cash	7,535	7,535
Other non-current assets	25,353	14,878

Total non-current assets	583,148	536,346

Total assets	$1,205,327	$1,004,353

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$22,882	$28,189
Accrued liabilities	85,131	88,690
Accrued airline revenue share	14,717	13,708
Deferred revenue	26,521	24,055
Deferred airborne lease incentives	25,734	21,659
Current portion of long-term debt and capital leases	2,752	21,277

Total current liabilities	177,737	197,578

Non-current liabilities:
Long-term debt	790,951	542,573
Deferred airborne lease incentives	135,425	121,732
Deferred tax liabilities	7,845	7,425
Other non-current liabilities	83,358	68,850

Total non-current liabilities	1,017,579	740,580

Total liabilities	1,195,316	938,158

Commitments and contingencies (Note 11)	—	—
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2016 and December 31, 2015; 86,328,592 and 86,137,856 shares issued at June 30, 2016 and December 31, 2015, respectively; and 86,176,660 and 85,913,206 shares outstanding at June 30, 2016 and December 31, 2015, respectively	9	9
Additional paid-in-capital	868,883	861,243
Accumulated other comprehensive loss	(1,712)	(2,188)
Accumulated deficit	(857,169)	(792,869)

Total stockholders’ equity	10,011	66,195

Total liabilities and stockholders’ equity	$1,205,327	$1,004,353

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$127,587	$101,395	$246,307	$196,801
Equipment revenue	19,952	19,796	42,978	39,901

Total revenue	147,539	121,191	289,285	236,702

Operating expenses:
Cost of service revenue (exclusive of items shown below)	53,396	45,228	108,250	91,560
Cost of equipment revenue (exclusive of items shown below)	12,477	10,266	26,225	19,792
Engineering, design and development	24,718	18,816	46,366	37,432
Sales and marketing	16,750	13,263	31,492	25,077
General and administrative	22,388	21,373	43,377	41,609
Depreciation and amortization	24,906	20,813	49,263	39,590

Total operating expenses	154,635	129,759	304,973	255,060

Operating loss	(7,096)	(8,568)	(15,688)	(18,358)

Other (income) expense:
Interest income	(166)	(11)	(212)	(16)
Interest expense	17,557	15,801	33,853	25,896
Loss on extinguishment of debt	15,406	—	15,406	—
Adjustment of deferred financing costs	77	—	(792)	—
Other (income) expense	3	(8)	(171)	(90)

Total other expense	32,877	15,782	48,084	25,790

Loss before income taxes	(39,973)	(24,350)	(63,772)	(44,148)
Income tax provision	221	422	528	716

Net loss	$(40,194)	$(24,772)	$(64,300)	$(44,864)

Net loss attributable to common stock per share—basic and diluted	$(0.51)	$(0.32)	$(0.82)	$(0.56)

Weighted average number of shares—basic and diluted	78,849	78,478	78,793	80,770

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net loss	$(40,194)	$(24,772)	$(64,300)	$(44,864)
Currency translation adjustments	64	159	476	(489)

Comprehensive loss	$(40,130)	$(24,613)	$(63,824)	$(45,353)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2016	2015
Operating activities:
Net loss	$(64,300)	$(44,864)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	49,263	39,590
Loss on asset disposals/abandonments	924	1,148
Deferred income taxes	420	413
Stock-based compensation expense	7,986	6,299
Loss on extinguishment of debt	15,406	—
Amortization of deferred financing costs	2,163	1,889
Accretion of debt discount	8,508	4,500
Adjustment of deferred financing costs	(792)	—
Changes in operating assets and liabilities:
Accounts receivable	4,409	1,580
Inventories	(4,155)	(823)
Prepaid expenses and other current assets	(12,428)	(242)
Accounts payable	(1,598)	(5,725)
Accrued liabilities	(2,873)	11,467
Deferred airborne lease incentives	8,374	15,912
Deferred revenue	14,235	12,753
Deferred rent	443	18,714
Accrued airline revenue share	1,005	(796)
Accrued interest	3,012	3,943
Other non-current assets and liabilities	(5,641)	192

Net cash provided by operating activities	24,361	65,950

Investing activities:
Proceeds from the sale of property and equipment	1	—
Purchases of property and equipment	(71,048)	(85,655)
Acquisition of intangible assets—capitalized software	(13,993)	(8,590)
Decrease (increase) in restricted cash	(14)	19

Net cash used in investing activities	(85,054)	(94,226)

Financing activities:
Proceeds from the issuance of senior secured notes	525,000	—
Payments on amended and restated credit agreement	(310,132)	(5,283)
Proceeds from the issuance of convertible notes	—	361,940
Forward transactions	—	(140,000)
Payment of issuance costs	(10,610)	(10,357)
Payments on capital leases	(1,218)	(966)
Stock-based compensation activity	(346)	3,706

Net cash provided by financing activities	202,694	209,040

Effect of exchange rate changes on cash	(233)	117
Increase in cash and cash equivalents	141,768	180,881
Cash and cash equivalents at beginning of period	366,833	211,236

Cash and cash equivalents at end of period	$508,601	$392,117

Supplemental Cash Flow Information:
Cash paid for interest	$20,748	$16,123
Cash paid for taxes	273	383
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$22,051	$14,486
Purchases of property and equipment paid by commercial airlines	8,728	5,038
Purchases of property and equipment under capital leases	1,318	117
Acquisition of intangible assets in current liabilities	1,201	1,385
Asset retirement obligation incurred	372	390

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Business - Gogo Inc. (“we”, “us”, “our”) is a holding company, which through its operating subsidiaries is a provider of in-flight connectivity and wireless in-cabin digital entertainment solutions. We operate through the following three segments: Commercial Aviation North America or “CA-NA”, Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”. Services provided by our CA-NA and CA-ROW businesses include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”), which offers airlines connectivity for various operations and currently includes, among other things, real-time credit card transaction processing, electronic flight bags and real-time weather information. Services are provided by the CA-NA business on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American-based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service is provided. Our BA business provides in-flight Internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service, Passenger Entertainment, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016 (the “2015 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

We have one class of common stock outstanding as of June 30, 2016 and December 31, 2015.

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

Revisions - Previously reported operating expenses for the three and six month periods ended June 30, 2015 have been revised to reflect the classification of incentive compensation expense and stock-based compensation expense in the same operating expense line items as the related base cash compensation. There was no change in total operating expenses, net loss or net loss per share, or the consolidated balance sheets or statements of comprehensive loss, cash flows or stockholders’ equity resulting from these revisions. See Note 2, “Summary of Significant Accounting Policies” in our 2015 10-K for additional information on these revisions.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Below are the line items from our unaudited condensed consolidated statements of operations illustrating the effect of these immaterial revisions (in thousands):

	Three Months Ended June 30, 2015
		Revisions
	As Reported	Incentive Compensation Expense	Stock-Based Compensation Expense	As Revised
Operating expenses:
Cost of service revenue (exclusive of items shown below)	$44,382	$573	$273	$45,228
Cost of equipment revenue (exclusive of items shown below)	10,173	75	18	10,266
Engineering, design and development	17,280	1,140	396	18,816
Sales and marketing	11,465	890	908	13,263
General and administrative	25,646	(2,678)	(1,595)	21,373
Depreciation and amortization	20,813	—	—	20,813

Total operating expenses	$129,759	$—	$—	$129,759

	Six Months Ended June 30, 2015
		Revisions
	As Reported	Incentive Compensation Expense	Stock-Based Compensation Expense	As Revised
Operating expenses:
Cost of service revenue (exclusive of items shown below)	$89,929	$1,118	$513	$91,560
Cost of equipment revenue (exclusive of items shown below)	19,631	125	36	19,792
Engineering, design and development	34,365	2,129	938	37,432
Sales and marketing	21,706	1,697	1,674	25,077
General and administrative	49,839	(5,069)	(3,161)	41,609
Depreciation and amortization	39,590	—	—	39,590

Total operating expenses	$255,060	$—	$—	$255,060

2.	Recent Accounting Pronouncements

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

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing (“ASU 2016-10”) which amends certain aspects of the ASU 2014-09, specifically aspects related to identifying performance obligations and implementation guidance for licensing. ASU 2016-10 has the same effective date as ASU 2014-09 and requires adopting ASU 2016-10 by using the same transition method used to adopt ASU 2014-09. We will adopt this guidance as of January 1, 2018 and we expect to apply this standard using the full retrospective method. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope improvements and Practical Expedients (“ASU 2016-12”), which amends certain aspects of ASU 2014-09. The amendments address certain implementation issues and clarify, rather than change, the standard’s core revenue recognition principles which include clarity on collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition and transition technical corrections. ASU 2016-12 has the same effective date as ASU 2014-09 and requires adopting ASU 2016-12 by using the same transition method used to adopt ASU 2014-09. We will adopt this guidance as of January 1, 2018 and we expect to apply this standard using the full retrospective method. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

3.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period. The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 8, “Long-Term Debt and Other Liabilities”) are considered

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Accordingly, the calculation of weighted average shares outstanding as of June 30, 2016 and 2015 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three and six month periods ended June 30, 2016 and 2015, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2016 and 2015; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2016 and 2015 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net loss	$(40,194)	$(24,772)	$(64,300)	$(44,864)
Less: Participation rights of the Forward Transactions	—	—	—	—

Undistributed losses	$(40,194)	$(24,772)	$(64,300)	$(44,864)

Weighted-average common shares outstanding-basic and diluted	78,849	78,478	78,793	80,770

Net loss attributable to common stock per share-basic and diluted	$(0.51)	$(0.32)	$(0.82)	$(0.56)

4.	Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of June 30, 2016 and December 31, 2015, all of which were included within the BA segment, were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Work-in-process component parts	$17,802	$13,866
Finished goods	7,290	7,071

Total inventory	$25,092	$20,937

5.	Composition of Certain Balance Sheet Accounts

Property and equipment as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Office equipment, furniture, fixtures and other	$46,180	$43,447
Leasehold improvements	42,027	42,318
Airborne equipment	473,090	414,381
Network equipment	162,723	156,890

	724,020	657,036
Accumulated depreciation	(256,915)	(222,546)

Property and equipment, net	$467,105	$434,490

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued liabilities as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Employee compensation and benefits	$18,578	$23,668
Airborne equipment and installation costs	15,337	17,503
Airborne partner related accrued liabilities	14,092	11,387
Deferred rent	2,690	2,559
Accrued interest	7,623	4,611
Other	26,811	28,962

Total accrued liabilities	$85,131	$88,690

Other non-current liabilities as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Deferred rent	$36,978	$36,656
Deferred revenue	32,530	20,758
Asset retirement obligations	7,637	7,847
Other	6,213	3,589

Total other non-current liabilities	$83,358	$68,850

6.	Intangible Assets

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

As of June 30, 2016 and December 31, 2015, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of June 30, 2016 and December 31, 2015 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in years)	As of June 30, 2016			As of December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	2.3	$104,339	$(59,574)	$44,765	$90,925	$(50,760)	$40,165
OEM and dealer relationships	0.6	6,724	(6,331)	393	6,724	(5,995)	729
Service customer relationship	3.8	8,081	(4,265)	3,816	8,081	(3,757)	4,324
Other intangible assets	3.6	1,500	(222)	1,278	1,500	(178)	1,322

Total amortized intangible assets		120,644	(70,392)	50,252	107,230	(60,690)	46,540
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$152,927	$(70,392)	$82,535	$139,513	$(60,690)	$78,823

Amortization expense was $5.1 million and $9.7 million, respectively, for the three and six month periods ended June 30, 2016, and $4.6 million and $8.2 million, respectively, for the comparable prior year periods.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2016 (period from July 1 to December 31)	$11,649
2017	$17,375
2018	$11,547
2019	$5,139
2020	$1,934
Thereafter	$2,608

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

7.	Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $2.1 million and $1.8 million, respectively, as of June 30, 2016 and December 31, 2015.

8.	Long-Term Debt and Other Liabilities

Long-term debt as of June 30, 2016 and December 31, 2015 was as follows (in thousands):

	June 30,	December 31,
	2016	2015
Senior Secured Notes	$525,000	$—
Convertible Notes	283,036	274,528
Amended and Restated Senior Term Facility	—	301,503

Total debt	808,036	576,031
Less deferred financing costs	(17,085)	(14,623)
Less current portion of long-term debt	—	(18,835)

Total long-term debt	$790,951	$542,573

Senior Secured Notes – On June 14, 2016 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) and Gogo Finance Co. Inc. (the “Co-Issuer” and, together with GIH, the “Issuers”), issued $525 million aggregate principal amount of 12.500% senior secured notes due 2022 (the “Senior Secured Notes”) under an Indenture, dated as of June 14, 2016 (the “Indenture”), among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Subsidiary Guarantors” and, together with us, the “Guarantors”), and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). On June 30, 2016 the outstanding principal balance of the Senior Secured Notes was $525.0 million.

Interest on the Senior Secured Notes will accrue at the rate of 12.500% per annum and will be payable semi-annually in arrears on July 1 and January 1, commencing on January 1, 2017. The notes mature on July 1, 2022.

We used a portion of the net proceeds from the issuance of the Senior Secured Notes to repay all indebtedness outstanding under the Amended and Restated Senior Term Facility (as defined below), which we prepaid at par plus 3.0% of the principal amount of the loans prepaid (see below for additional details). We intend to use the remaining net proceeds for working capital and other general corporate purposes, including potential costs associated with the launch and commercial rollout of our next-generation technology solutions.

We paid approximately $11.4 million of loan origination fees and financing costs related to the issuance of the Senior Secured Notes, which has been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the Senior Secured Notes using the effective interest method. Total amortization expense was $0.1 million for both the three and six month periods ended June 30, 2016. See Note 9, “Interest Costs” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The Senior Secured Notes are the senior secured indebtedness of the Issuers and are:

•	effectively senior to all of the Issuers’ existing and future senior unsecured indebtedness and the Issuers’ indebtedness secured on a junior priority basis by the same collateral securing the Senior Secured Notes, if any, in each case to the extent of the value of the collateral securing the Senior Secured Notes;

•	effectively senior in right of payment to any and all of the Issuers’ future indebtedness that is subordinated in right of payment to the Senior Secured Notes;

•	effectively equal in right of payment with the Issuers’ existing and future (i) unsecured indebtedness that is not subordinated in right of payment to the notes and (ii) indebtedness secured on a junior priority basis by the same collateral securing the Senior Secured Notes, if any, in each case to the extent of any insufficiency in the collateral securing the notes;

•	structurally senior to all of our existing and future indebtedness, including our Convertible Notes (as defined below); and

•	structurally subordinated to all of the indebtedness and other liabilities of any non-guarantor subsidiary (other than the Issuers).

The Senior Secured Notes are guaranteed, on a senior secured basis, by us and all of GIH’s existing and future domestic restricted subsidiaries (other than the Co-Issuer), subject to certain exceptions. The Issuers’ obligations under the Senior Secured Notes are not guaranteed by Gogo International Holdings, LLC, a subsidiary of ours that holds no material assets other than equity interests of our foreign subsidiaries. Each guarantee is a senior secured obligation of such Guarantor and is:

•	effectively senior to all of such Guarantor’s existing and future senior unsecured indebtedness and such Guarantor’s indebtedness secured on a junior priority basis by the same collateral, if any, securing the guarantee, of such Guarantor, in each case to the extent of the value of the collateral securing the guarantee;

•	effectively senior in right of payment to all of such Guarantor’s future indebtedness that is subordinated in right of payment to such Guarantor’s guarantee;

•	effectively equal in right of payment with all of such Guarantor’s existing and future (i) unsecured indebtedness that is not subordinated in right of payment to such Guarantor’s guarantee, and (ii) indebtedness secured on a junior priority basis by the same collateral, if any, securing such guarantee, in each case to the extent of any insufficiency in the collateral securing such guarantee; and

•	structurally subordinated to all indebtedness and other liabilities of any non-Guarantor subsidiary of such Guarantor (excluding, in the case of our guarantee, the Issuers).

The Senior Secured Notes and the related guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Issuers’ and the Guarantors’ assets, except for certain excluded assets, including pledged equity interests of the Issuers and all of our existing and future domestic restricted subsidiaries guaranteeing the Senior Secured Notes.

The security interests in certain collateral may be released without the consent of holders of the notes if such collateral is disposed of in a transaction that complies with the Indenture and related security agreements. In addition, under certain circumstances, we and the Guarantors have the right to transfer certain intellectual property assets that on the Issue Date constitute collateral securing the Senior Secured Notes or the guarantees to a restricted subsidiary organized under the laws of Switzerland, resulting in the release of such collateral.

On or after July 1, 2019, the Issuers may, at their option, at any time or from time to time, redeem any of the Senior Secured Notes in whole or in part. The Senior Secured Notes will be redeemable at the following redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, to (but not including) the redemption date (subject to the right of holders of record on the relevant regular record date that are on or prior to the redemption date to receive interest due on an interest payment date), if redeemed during the twelve-month period commencing on July 1 of the following years:

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Redemption
Year	Price
2019	106.250%
2020	103.125%
2021 and thereafter	100.000%

In addition, at any time prior to July 1, 2019, the Issuers may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price of 112.500% of their principal amount, plus accrued and unpaid interest, if any, to (but not including) the date of redemption; provided, however, that Senior Secured Notes representing at least 65% of the principal amount of the Senior Secured Notes remain outstanding immediately after each such redemption.

The Issuers may redeem the Senior Secured Notes, in whole or in part, at any time prior to July 1, 2019, at a redemption price equal to 100% of the principal amount of the notes redeemed plus the make-whole premium set forth in the Indenture as of, and accrued and unpaid interest, if any, to (but not including) the applicable redemption date.

The Indenture contains covenants that, among other things, limit the ability of the Issuers and the Subsidiary Guarantors and, in certain circumstances, our ability, to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to the Issuers or make other intercompany transfers; create liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with the Issuers’ affiliates. Most of these covenants will cease to apply if and for as long as the Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s.

If we or the Issuers undergo specific types of change of control prior to July 1, 2022, GIH is required to make an offer to repurchase for cash all of the Senior Secured Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the payment date.

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all the then outstanding Senior Secured Notes issued under the Indenture to be due and payable immediately. As of June 30, 2016, no event of default had occurred.

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

As of June 30, 2016 and December 31, 2015, the outstanding principal on the Convertible Notes was $361.9 million for both periods, the unamortized debt discount was $78.9 million and $87.4 million, respectively, and the net carrying amount of the liability component was $283.0 million and $274.5 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our unaudited condensed consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.3 million and $0.7 million, respectively, for the three and six month periods ended June 30, 2016, and $0.3 million and $0.4 million, respectively, for the comparable prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the balance of unamortized deferred financing costs related to the Convertible Notes was $5.8 million and $6.5 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 9, “Interest Costs” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the six month periods ended June 30, 2016 or 2015. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

Amended and Restated Senior Term Facility – On July 30, 2014, GIH, Gogo Business Aviation LLC, f/k/a Aircell Business Aviation Services LLC (“GBA”), and Gogo LLC, as borrowers (collectively, the “Borrowers”), entered into an Amendment and Restatement Agreement (the “Amendment”) to the Credit Agreement dated as of June 21, 2012 and amended on April 4, 2013 (the “Amended Senior Term Facility”) among the Borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We refer to the Amendment and the Amended Senior Term Facility collectively as the “Amended and Restated Senior Term Facility.”

Prior to the Amendment, under the Amended Senior Term Facility we borrowed an aggregate principal amount of $248.0 million (the “Tranche B-1 Loans”). Pursuant to the Amendment, we borrowed an aggregate additional principal amount of $75.0 million (the “Tranche B-2 Loans” and, together with the Tranche B-1 Loans, the “Loans”).

The interest rates applicable to the Tranche B-1 Loans were based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans were based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. Immediately prior to the termination, all loans were outstanding as one month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We pay customary fees in respect of the Amended and Restated Senior Term Facility.

The Tranche B-2 Loans were secured by the same collateral and guaranteed by the same guarantors as the Tranche B-1 Loans. The call premiums, mandatory prepayments, covenants, events of default and other terms applicable to the Tranche B-2 Loans were also generally the same as the corresponding terms applicable to the Tranche B-1 Loans under the Amended and Restated Senior Term Facility.

On June 14, 2016 the outstanding principal balance of $287.7 million, together with accrued and unpaid interest, was paid in full, and the Amended and Restated Senior Term Facility was terminated in accordance with its terms on such date (subject to the survival of provisions expressly stated therein to survive the termination thereof). Additionally, we paid the voluntary prepayment premium of 3.0% or $8.6 million and wrote off all of the remaining unamortized deferred financing costs of $6.8 million. Both of these items are included in loss on extinguishment of debt in our unaudited condensed consolidated financial statements. As of December 31, 2015, $301.5 million was outstanding under the Amended and Restated Senior Term Facility.

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which were accounted for as deferred financing costs. Total amortization expense of the deferred financing costs was $0.6 million and $1.4 million, respectively, for the three and six month periods ended June 30, 2016, and $0.8 million and $1.5 million in the comparable prior year periods, respectively. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As noted above, deferred financing costs related to the Amended and Restated Senior Term Facility were written off as of June 14, 2016. As of December 31, 2015, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $8.2 million and was included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 9, “Interest Costs” for additional information.

Letters of Credit - We maintain several letters of credit totaling $8.1 million and $7.5 million as of June 30, 2016 and December 31, 2015, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, Illinois; Bensenville, Illinois; Broomfield, Colorado and our former office location in Itasca, Illinois.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

9.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three and six month periods ended June 30, 2016 and 2015 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Interest costs charged to expense	$12,250	$11,168	$23,182	$19,507
Amortization of deferred financing costs	995	1,105	2,163	1,889
Accretion of Convertible Notes	4,312	3,528	8,508	4,500

Interest expense	17,557	15,801	33,853	25,896
Interest costs capitalized to property and equipment	82	46	153	112
Interest costs capitalized to software	400	333	682	637

Total interest costs	$18,039	$16,180	$34,688	$26,645

10. Leases

Arrangements with Commercial Airlines — Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo service to passengers on the aircraft. Depending on the agreement, we may be responsible for the costs of installing and/or deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second, more prevalent type of connectivity agreement some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions involve the transfer of legal title but have not met sales recognition for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 5, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $7.2 million and $12.9 million, respectively, for the three and six month periods ended June 30, 2016, and $4.7 million and $8.6 million for the comparable prior year periods, respectively, as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of June 30, 2016, deferred airborne lease incentives of $25.7 million and $135.4 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2015, deferred airborne lease incentives of $21.7 million and $121.7 million, respectively, are included in current and non-current liabilities, in our unaudited condensed consolidated balance sheet.

For the airline agreements where the equipment transactions are treated as operating leases of space, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $10.8 million and $22.2 million, respectively, for the three and six month periods ended June 30, 2016, and $10.5 million and $20.9 million, respectively, for the comparable prior year periods.

One contract with one of our airline partners requires us to provide that airline partner with a cash rebate of $1.8 million if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. Based upon the number of aircraft in service on December 31, 2015, we were required to and we paid the $1.8 million rebate to this airline partner in June 2016.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Leases and Cell Site Contracts — We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $2.9 million and $6.0 million, respectively, for the three and six month periods ended June 30, 2016, and $3.4 million and $7.7 million, respectively, for the comparable prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $2.4 million and $4.7 million, respectively, for the three and six month periods ended June 30, 2016, and $2.3 million and $4.6 million, respectively, for the comparable prior year periods.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of June 30, 2016 are as follows (in thousands):

Operating
Years ending December 31,	Leases
2016 (period from July 1 to December 31)	$10,418
2017	$19,528
2018	$16,882
2019	$15,773
2020	$14,062
Thereafter	$108,369

Equipment Leases – We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates in an approximate range of 8% to 14%. As of June 30, 2016 the computer equipment leases were classified as part of office equipment, furniture, and fixtures and other in our unaudited condensed consolidated balance sheet at a gross cost of $3.0 million. As of June 30, 2016 the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $7.5 million. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of June 30, 2016, are as follows (in thousands):

Capital
Years ending December 31,	Leases
2016 (period from July 1 to December 31)	$1,714
2017	2,822
2018	1,250
2019	138
Thereafter	—

Total minimum lease payments	5,924
Less: Amount representing interest	(596)

Present value of net minimum lease payments	$5,328

The $5.3 million present value of net minimum lease payments as of June 30, 2016 has a current portion of $2.8 million included in the current portion of long-term debt and capital leases and a non-current portion of $2.5 million included in other non-current liabilities.

11.	Commitments and Contingencies

Contractual Commitments - We have agreements with various vendors under which we have remaining commitments to purchase $28.8 million in satellite-based systems, certification and development services as of June 30, 2016. Such commitments will become payable as we receive the equipment or certification, or as development services are provided.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of June 30, 2016 commit us to purchase transponder and teleport satellite services totaling approximately $21.7 million in 2016 (July 1 through December 31), $44.7 million in 2017, $41.2 million in 2018, $46.6 million in 2019, $60.1 million in 2020 and $341.4 million thereafter.

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

Berkson Litigation - On February 25, 2014, Adam Berkson filed suit against us in the United States District Court for the Eastern District of New York, on behalf of putative classes of national purchasers and a subclass of New York purchasers of our connectivity service, alleging that we violated New York and other consumer protection laws, as well as an implied covenant of good faith and fair dealing, by misleading consumers about recurring charges for our service. The suit sought unspecified damages. In October 2015, we and representatives of the putative classes entered into a settlement agreement under which eligible class members are entitled to receive agreed-upon amounts of complimentary Gogo connectivity service and we are responsible for claims administration costs and the plaintiffs’ legal fees. The estimated cost of the settlement is not material. On April 5, 2016, the judge approved the settlement.

Salameno Litigation - On January 29, 2016, Charles Salameno, Maria-Angela Sanzone and John Jensen filed suit against us in the United States District Court for the Eastern District of New York, on behalf of a putative class of national purchasers and a subclass of New York purchasers of our connectivity service, alleging that we violated New York and other consumer protection laws, as well as unjust enrichment, fraud and breach of contract arising from alleged false statements in our marketing materials and alleged data security issues arising from our network design and certain network practices. The suit seeks unspecified damages. We have not accrued any liability because the strength of our defenses and a range of possible loss, if any, cannot be determined at this early stage of the litigation. Based on currently available information, we believe that we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows. On May 23, 2016, we filed motions to compel arbitration and dismiss the suit, moving in the alternative to transfer venue and/or dismiss the suit for failure to state a claim. The Court held a hearing on June 30, 2016 where we argued the motions to dismiss and on July 7, 2016 the Court issued its opinion granting our motion to compel arbitration. On August 1, 2016, the Plaintiffs filed a motion asking the Court to reconsider the opinion. We intend to oppose the motion and we await the Court’s decision. The Plaintiffs’ deadline to file a notice of appeal is August 24, 2016.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Senior Secured Notes, the Convertible Notes and the Amended and Restated Senior Term Facility (when outstanding), which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Senior Secured Notes, Convertible Notes and Amended and Restated Senior Term Facility (when outstanding) by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our June 30, 2016 unaudited condensed consolidated balance sheet, excluding any issuance costs, is the amount that a market participant would be able to lend at June 30, 2016 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Senior Secured Notes and the Convertible Notes. The calculated fair value of our Convertible Notes is highly correlated to our stock price and as a result significant changes to our stock price could have a significant impact on the calculated fair value of our Convertible Notes.

The fair value and carrying value of long-term debt as of June 30, 2016 and December 31, 2015 was as follows (in thousands):

	June 30, 2016		December 31, 2015
	Fair Value (1)	Carrying Value	Fair Value (1)	Carrying Value
Senior Secured Notes	$521,000	$525,000	$—	$—
Convertible Notes	240,000	283,036	352,000	274,528
Amended and Restated Senior Term Facility	—	—	299,000	301,503

(1)	Fair value amounts are rounded to the nearest million.

13.	Income Tax

The effective income tax rates for the three and six month periods ended June 30, 2016 were (0.6%) and (0.8%), respectively, and (1.7%) and (1.6%), respectively, for the comparable prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and six month periods ended June 30, 2016 and 2015 was primarily due to the recording of a valuation allowance against our net deferred tax assets.

We are subject to income taxation in the United States, various states, Canada, Switzerland, Japan, Mexico, Brazil, Singapore and the United Kingdom. With few exceptions, as of June 30, 2016, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2012.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and six month periods ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, we did not have a liability recorded for interest or potential penalties.

We do not expect a change in the unrecognized tax benefits within the next 12 months.

14.	Business Segments and Major Customers

We operate our business through three operating segments: Commercial Aviation North America, or “CA-NA”, Commercial Aviation Rest of World, or “CA-ROW” and Business Aviation, or “BA”. See Note 1, “Basis of Presentation” for further information regarding our segments.

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” in our 2015 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. We currently do not generate a material amount of foreign revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. We do not disclose assets outside of the United States as these assets are not material as of June 30, 2016 and December 31, 2015. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Management evaluates performance and allocates resources to each segment based on segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, certain non-cash charges (including amortization of deferred airborne lease incentives, stock-based compensation expense, adjustment to deferred financing costs and loss on extinguishment of debt) and other income (expense). Segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment profit (loss) should not be considered in isolation or as a substitute for net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	June 30, 2016
	CA-NA	CA-ROW	BA	Total
Service revenue	$89,808	$5,376	$32,403	$127,587
Equipment revenue	2,879	368	16,705	19,952

Total revenue	$92,687	$5,744	$49,108	$147,539

Segment profit (loss)	$18,641	$(23,300)	$19,016	$14,357

	For the Three Months Ended
	June 30, 2015
	CA-NA	CA-ROW	BA	Total
Service revenue	$75,329	$2,303	$23,763	$101,395
Equipment revenue	262	—	19,534	19,796

Total revenue	$75,591	$2,303	$43,297	$121,191

Segment profit (loss)	$11,244	$(17,996)	$17,540	$10,788

	For the Six Months Ended
	June 30, 2016
	CA-NA	CA-ROW	BA	Total
Service revenue	$173,217	$9,978	$63,112	$246,307
Equipment revenue	6,517	371	36,090	42,978

Total revenue	$179,734	$10,349	$99,202	$289,285

Segment profit (loss)	$32,457	$(43,021)	$39,240	$28,676

	For the Six Months Ended
	June 30, 2015
	CA-NA	CA-ROW	BA	Total
Service revenue	$147,507	$3,713	$45,581	$196,801
Equipment revenue	618	—	39,283	39,901

Total revenue	$148,125	$3,713	$84,864	$236,702

Segment profit (loss)	$20,860	$(36,272)	$34,346	$18,934

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
CA-NA segment profit	$18,641	$11,244	$32,457	$20,860
CA-ROW segment loss	(23,300)	(17,996)	(43,021)	(36,272)
BA segment profit	19,016	17,540	39,240	34,346

Total segment profit	14,357	10,788	28,676	18,934
Interest income	166	11	212	16
Interest expense	(17,557)	(15,801)	(33,853)	(25,896)
Depreciation and amortization	(24,906)	(20,813)	(49,263)	(39,590)
Amortization of deferred airborne lease incentives (1)	7,241	4,671	12,885	8,597
Stock-based compensation expense	(3,788)	(3,214)	(7,986)	(6,299)
Adjustment to deferred financing costs	(77)	—	792	—
Loss on extinguishment of debt	(15,406)	—	(15,406)	—
Other income (expense)	(3)	8	171	90

Loss before income taxes	$(39,973)	$(24,350)	$(63,772)	$(44,148)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 10, “Leases” for further information.

Major Customers and Airline Partnerships — During the three and six month periods ended June 30, 2016 and 2015, no customer accounted for more than 10% of our consolidated revenue. Two airline partners accounted for approximately 21% and 33%, respectively, of consolidated accounts receivable as of June 30, 2016 and December 31, 2015.

Revenue earned through Delta Air Lines and American Airlines (combined with US Airways) accounted for approximately 50% of consolidated revenue for both the three and six month periods ended June 30, 2016, as compared to 44% and 42%, respectively, for the comparable prior year periods.

15.	Employee Retirement and Postretirement Benefits

Stock-Based Compensation — As of December 31, 2015, we had two stock-based employee compensation plans (“Stock Plans”). See Note 11, “Stock-Based Compensation,” in our 2015 10-K for further information regarding these plans. In June 2016, our Board of Directors and stockholders approved the Gogo Inc. 2016 Omnibus Incentive Plan (“2016 Omnibus Plan”), under which 8,050,000 shares are available for equity-based incentive awards to our directors, officers, and employees. Awards under the 2016 Omnibus Plan may be in the form of performance awards, restricted stock, restricted stock units (“RSUs”), stock options, which may be either incentive stock options or non-qualified stock options, stock appreciation rights, deferred share units (“DSUs”), other stock-based awards and dividend equivalents.

In June 2016, the Compensation Committee of the Board of Directors approved grants under one of the Stock Plans and the 2016 Omnibus Plan comprised of both non-performance based awards and performance awards. The contractual term and time-based vesting provisions for the non-performance based awards are consistent with prior grants. See Note 11, “Stock-Based Compensation,” in our 2015 10-K for additional information. The performance awards vest based on achieving one or more predetermined performance conditions and completion of the same time-based vesting requirements applicable to the non-performance based awards.

Compensation cost for the 2016 Omnibus Plan is measured and recognized at fair value, net of forfeitures on a straight-line basis over the applicable vesting period. The fair value of the non-performance awards under the 2016 Omnibus Plan is measured consistently to those of the Stock Plans. See Note 1, “Summary of Significant Accounting Policies” in our 2015 10-K for additional information. The fair value of the performance awards that that were granted is estimated using the Monte-Carlo simulation method.

For the six month period ended June 30, 2016, options to purchase 1,929,283 shares of common stock (of which 368,100 are performance options that include, in addition to the time-based vesting requirements, a vesting condition based on achievement of specified market prices for our common shares) were granted, options to purchase 38,986 shares of common stock were forfeited, and options to purchase 18,625 shares of common stock expired.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the six month period ended June 30, 2016, 838,862 RSUs (of which 156,700 are performance RSUs that include, in addition to the time-based vesting requirements, a vesting condition based on achievement of specified market prices for our common shares) were granted, 221,664 RSUs vested and 45,055 RSUs were forfeited.

For the six month period ended June 30, 2016, 82,000 shares of restricted stock were granted and 61,718 shares vested. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

For the six month period ended June 30, 2016, 39,385 DSUs were granted and 5,218 were released.

The employee stock purchase plan (the “ESPP”) allows eligible employees to purchase our common stock through payroll deductions at a price equal to 90% of the lower of the fair market value of the stock as of the beginning or the end of three-month offering periods. Under the ESPP, 424,594 shares were reserved for issuance. For the six month period ended June 30, 2016, 69,059 shares of common stock were issued under the ESPP.

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Month		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Cost of service revenue	$361	$273	$696	$513
Cost of equipment revenue	18	18	44	36
Engineering, design and development	734	396	1,462	938
Sales and marketing	1,171	908	2,301	1,674
General and administrative	1,504	1,619	3,483	3,138

Total stock-based compensation expense	$3,788	$3,214	$7,986	$6,299

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.0 million and $2.1 million, respectively, for the three and six month periods ended June 30, 2016, and $0.8 million and $1.8 million, respectively, for the comparable prior year periods.

16.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $10.8 million and $22.7 million, respectively, for the three and six month periods ended June 30, 2016, respectively, and $10.1 million and $20.0 million, for the comparable prior year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

As the License Agreement is for our exclusive use of a license, which is considered a right to use an intangible asset and thus not property, plant, or equipment, the agreement is not considered a lease for accounting purposes. As such, we recorded the SkySurf one-time payment as an asset in our unaudited condensed consolidated balance sheet at the time of payment. As of June 30, 2016 the one-time payment had balances of $0.1 million included in prepaid expenses and other current assets and $2.1 million included in other non-current assets, respectively, in our unaudited condensed consolidated balance sheet. The one-time payment is being amortized on a straight-line basis over the estimated term of the agreement of 25 years, which includes estimated renewal periods.

Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

Canadian ATG Spectrum
Years ending December 31,	Amortization
2016 (period from July 1 to December 31)	$51
2017	$100
2018	$100
2019	$100
2020	$100
Thereafter	$1,660

Amortization expense totaled less than $0.1 million and $0.1 million, respectively, during the three and six month periods ended June 30, 2016 and 2015.

The monthly payments are expensed as incurred and totaled approximately $0.3 million and $0.6 million, respectively, during the three and six month periods ended June 30, 2016, and $0.3 million and $0.5 million, respectively, for the comparable prior year periods.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners or any failure to renew any existing agreements upon expiration or termination;

•	the failure to maintain airline satisfaction with our equipment or our service;

•	any inability to timely and efficiently roll out our 2Ku service or other components of our technology roadmap for any reason, including regulatory delays or failures, or delays on the part of any of our suppliers, some of whom are single source, or the failure by our airline partners to roll out equipment upgrades, new services or adopt new technologies in order to support increased network capacity demands;

•	the timing of deinstallation of our equipment from aircraft, including deinstallations resulting from aircraft retirements and other deinstallations permitted by certain airline contract provisions;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to develop or purchase ATG and satellite network capacity sufficient to accommodate current and expected growth in passenger demand in North America and internationally as we expand;

•	our reliance on third-party suppliers, some of whom are single source, for satellite capacity and other services and the equipment we use to provide services to commercial airlines and their passengers and business aviation customers;

•	unfavorable economic conditions in the airline industry and/or the economy as a whole;

•	our ability to expand our international or domestic operations, including our ability to grow our business with current and potential future airline partners;

•	an inability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price, service performance and line-fit availability;

•	our ability to successfully develop and monetize new products and services such as Gogo Vision, Gogo Text & Talk and Gogo TV, including those that were recently released, are currently being offered on a limited or trial basis, or are in various stages of development;

•	our ability to deliver products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the effects, if any, on our business of past or future airline mergers, including the merger of American Airlines and U.S. Airways;

•	the failure of our equipment or material defects or errors in our software resulting in recalls or substantial warranty claims;

•	a future act or threat of terrorism, cyber-security attack or other events that could result in a prohibition or restriction of the use of Wi-Fi enabled devices on aircraft;

•	a revocation of, or reduction in, our right to use licensed spectrum, the availability of other air-to-ground spectrum to a competitor or the repurposing by a competitor of other spectrum for air-to-ground use;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures and equipment failures or malfunctions arising from defects or errors in our software or defects in or damage to our equipment;

•	the limited operating history of our CA-NA and CA-ROW segments;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•	compliance with U.S. and foreign government regulations and standards, including those related to regulation of the Internet, including e-commerce or online video distribution changes, and the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the United States and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims;

•	our ability to protect our intellectual property;

•	breaches of the security of our information technology network, resulting in unauthorized access to our customers’ credit card information or other personal information;

•	any negative outcome or effects of pending or future litigation;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry;

•	the attraction and retention of qualified employees, including key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with anti-corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control;

•	difficulties in collecting accounts receivable; and

•	other risks and factors listed under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities Exchange Commission (“SEC”) on February 25, 2016 (the “2015 10-K”).

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

Services provided by our CA-NA and CA-ROW businesses include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”), which offers airlines connectivity for various operations and currently includes among other things real-time credit card transaction processing, electronic flight bags and real-time weather information. Services are provided by the CA-NA business on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. Our CA-ROW business provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American-based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service is provided. Our BA business provides in-flight Internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service, Passenger Entertainment, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

Recent Developments

On June 14, 2016 we issued $525 million aggregate principal amount of senior secured notes due July 1, 2022 (the “Senior Secured Notes”). We used a portion of the net proceeds from the issuance of the Senior Secured Notes to repay all indebtedness outstanding under the Amended and Restated Senior Term Facility (as defined below), which we prepaid at par plus 3.0% of the principal amount of the loans prepaid. We intend to use the remaining net proceeds for working capital and other general corporate purposes, including potential costs associated with the launch and commercial rollout of our next-generation technology solutions. See Note 8, “Long-Term Debt and Other Liabilities” for additional information.

Delta Private Jets announced it will equip its fleet of more than 70 aircraft with Gogo Biz 4G, which provides in-flight connectivity, Gogo Vision and Gogo Text and Talk and enables real time in-flight applications that include weather and flight tracker.

On May 27, 2016, Gogo LLC, an indirect wholly owned subsidiary of Gogo, entered into a letter agreement (the

“Letter Agreement”) with American Airlines, Inc. (“American”), whereby Gogo and American agreed to amend the Third Amended and Restated In Flight Connectivity Services Agreement between American and Gogo LLC, the In Flight Connectivity Services Agreement between American and Gogo LLC and the Amended and Restated In Flight Connectivity Services Agreement between US Airways, Inc. and Gogo LLC. Pursuant to the Letter Agreement, Gogo will continue to provide in-flight wireless Internet connectivity and entertainment services on approximately 560 aircraft in American’s domestic fleet that are currently under contract with Gogo, and American will purchase equipment and service to transition nearly 140 mainline aircraft from Gogo’s ATG/ATG-4 technology to Gogo’s next-generation 2Ku technology. The approximately 430 aircraft that comprise the balance of the approximately 560 aircraft on which services will continue are predominately regional jets and will continue to utilize Gogo’s ATG/ATG-4 service. Pursuant to the Letter Agreement, approximately 550 Gogo-installed mainline aircraft that are currently under contract with Gogo are subject to deinstallation at any time at American’s option.

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	costs associated with the implementation of, and our ability to implement on a timely basis our technology roadmap, upgrades and installation of our ATG-4, 2Ku and other new technologies (including failures or delays on the part of antenna and other single source providers), the roll-out of our satellite services, the potential licensing of additional spectrum, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	costs associated with, and our ability to execute, our international expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and, compliance with applicable foreign regulations and expanded operations outside of the U.S.;

•	costs associated with managing a rapidly growing company;

•	the pace and extent of adoption of the Gogo service for use on international commercial aircraft by our current North American airline partners and new international airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners or BA fractional ownership customers;

•	the economic environment and other trends that affect both business and leisure travel;

•	the extent of passengers’, airline partners’ and other aircraft owners’ and operators’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide, changes in technology and competition from current competitors and new market entrants;

•	our ability to enter into and maintain long-term connectivity arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

•	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in laws, regulations and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, and expand our service offerings;

•	changes in laws, regulations and interpretations affecting aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment; and

•	our ability to obtain required foreign telecommunications, aviation and other licenses and approvals necessary for our international operations.

Summary Financial Information

Consolidated revenue was $147.5 million and $289.3 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $121.2 million and $236.7 million, respectively, for the comparable prior year periods. As of June 30, 2016, the CA-NA segment had 2,596 aircraft online to provide the Gogo service as compared with 2,249 as of June 30, 2015. As of June 30, 2016, the BA segment had 5,277 aircraft online with Iridium satellite communications systems and 3,795 Gogo Biz systems online as compared with 5,351 and 3,170, respectively, as of June 30, 2015. The BA segment became a reseller of Inmarsat SwiftBroadband satellite service in 2013 and had 181 systems online as of June 30, 2016 as compared with 73 systems online as of June 30, 2015. As of June 30, 2016, the CA-ROW segment had 249 aircraft online as compared with 148 aircraft as of June 30, 2015.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics for the CA-NA, CA-ROW and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies and evaluate forward-looking projections.

Commercial Aviation North America
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Aircraft online (at period end)	2,596	2,249	2,596	2,249
Aircraft equivalents (average during the period)	2,622	2,233	2,567	2,194
Average monthly service revenue per aircraft equivalent (ARPA)	$11,483	$11,243	$11,314	$11,204
Gross passenger opportunity (GPO) (in thousands)	100,458	89,741	190,461	164,125
Total average revenue per session (ARPS)	$12.94	$12.74	$12.99	$12.23
Connectivity take rate	6.3%	5.9%	6.4%	6.5%

Commercial Aviation Rest of World
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Aircraft online (at period end)	249	148	249	148
Aircraft equivalents (average during the period)	196	124	186	113
ARPA	$12,065	$9,255	$11,851	$8,451

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented. We assign aircraft to CA-NA or CA-ROW at the time of contract signing as follows: (i) all aircraft operated by North American airlines and under contract for ATG or ATG-4 service are assigned to CA-NA, (ii) all aircraft operated by North American airlines and under a contract for satellite service are assigned to CA-NA or CA-ROW based on whether the routes flown by such aircraft under the contract are anticipated to be predominantly within or outside of North America at the time the contract is signed, and (iii) all aircraft operated by non-North American airlines and under contract are assigned to CA-ROW.

•	Aircraft equivalents. We define aircraft equivalents for a segment as the total number of commercial aircraft online (as defined above) multiplied by the percentage of flights flown within the scope of that segment, rounded to the nearest whole aircraft and expressed as an average of the month end figures for each month in such period. This methodology takes into account the fact that during a particular period certain aircraft may fly routes outside the scope of the segment to which they are assigned for purposes of the calculation of aircraft online.

•	Average monthly service revenue per aircraft equivalent (“ARPA”). We define ARPA for a segment as the aggregate service revenue plus monthly service fees included as a reduction to cost of service revenue for that segment for the period divided by the number of months in the period, divided by the number of aircraft equivalents (as defined above) for that segment during the period. Prior to the three month period ended March 31, 2016, aircraft online were used as the denominator to calculate ARPA. Beginning with the three month period ended March 31, 2016, ARPA is calculated by using aircraft equivalents as the denominator. We believe the revised ARPA methodology more accurately reflects ARPA by segment because it better reflects the number of aircraft that actually generated the revenue while flying within the scope of each segment during a specific period. ARPA for the CA-NA segment for the three and six month periods ended June 30, 2015 was originally reported as $11,324 and $11,260, respectively, and has been revised to $11,243 and $11,204, respectively, to reflect the change in methodology.

•	Gross passenger opportunity (“GPO”). We define GPO as the aggregate number of passengers who board commercial aircraft on which Gogo service has been available during the period presented. When available directly from our airline partners, we aggregate actual passenger counts across flights on Gogo-equipped aircraft. When not available directly from our airline partners, we estimate GPO. Estimated GPO is calculated by first estimating the number of flights occurring on each Gogo-equipped aircraft, then multiplying by the number of seats on that aircraft, and finally multiplying by a seat factor that is determined from historical information provided to us in arrears by our airline partners. The estimated number of flights is derived from real-time flight information provided to our front-end systems by Air Radio Inc. (ARINC), direct airline feeds and supplementary third-party data sources. These aircraft-level estimates are then aggregated with actual airline-provided passenger counts to obtain total GPO.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Passenger Connectivity, excluding non-session related revenue, divided by the total number of sessions during the period. A session, or a “use” of Passenger Connectivity, is defined as the use by a unique passenger of Passenger Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives for unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was not material.

Business Aviation
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Aircraft online (at period end)
Satellite	5,458	5,424	5,458	5,424
ATG	3,795	3,170	3,795	3,170
Average monthly service revenue per aircraft online
Satellite	$226	$179	$220	$174
ATG	2,529	2,227	2,514	2,199
Units Shipped
Satellite	108	155	241	298
ATG	198	227	405	461
Average equipment revenue per unit shipped (in thousands)
Satellite	$44	$41	$43	$40
ATG	55	55	56	55

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units shipped. We define units shipped as the number of satellite or ATG network equipment units shipped during the period.

•	Average equipment revenue per satellite unit shipped. We define average equipment revenue per satellite unit shipped as the aggregate equipment revenue earned from all satellite shipments during the period, divided by the number of satellite units shipped.

•	Average equipment revenue per ATG unit shipped. We define average equipment revenue per ATG unit shipped as the aggregate equipment revenue from all ATG shipments during the period, divided by the number of ATG units shipped.

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

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$127,587	$101,395	$246,307	$196,801
Equipment revenue	19,952	19,796	42,978	39,901

Total revenue	147,539	121,191	289,285	236,702

Operating expenses:
Cost of service revenue (exclusive of items shown below)	53,396	45,228	108,250	91,560
Cost of equipment revenue (exclusive of items shown below)	12,477	10,266	26,225	19,792
Engineering, design and development	24,718	18,816	46,366	37,432
Sales and marketing	16,750	13,263	31,492	25,077
General and administrative	22,388	21,373	43,377	41,609
Depreciation and amortization	24,906	20,813	49,263	39,590

Total operating expenses	154,635	129,759	304,973	255,060

Operating loss	(7,096)	(8,568)	(15,688)	(18,358)

Other (income) expense:
Interest income	(166)	(11)	(212)	(16)
Interest expense	17,557	15,801	33,853	25,896
Loss on extinguishment of debt	15,406	—	15,406	—
Adjustment of deferred financing costs	77	—	(792)	—
Other (income) expense	3	(8)	(171)	(90)

Total other expense	32,877	15,782	48,084	25,790

Loss before income taxes	(39,973)	(24,350)	(63,772)	(44,148)
Income tax provision	221	422	528	716

Net loss	$(40,194)	$(24,772)	$(64,300)	$(44,864)

Three and Six Months Ended June 30, 2016 and 2015

Revenue:

Revenue by segment and percent change for the three and six month periods ended June 30, 2016 and 2015 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2016 over
	2016	2015	2015
Service Revenue:
CA-NA	$89,808	$75,329	19.2%
BA	32,403	23,763	36.4%
CA-ROW	5,376	2,303	133.4%

Total Service Revenue	$127,587	$101,395	25.8%

Equipment Revenue:
CA-NA	$2,879	$262	998.9%
BA	16,705	19,534	(14.5%)
CA-ROW	368	—	na

Total Equipment Revenue	$19,952	$19,796	0.8%

Total Revenue:
CA-NA	$92,687	$75,591	22.6%
BA	49,108	43,297	13.4%
CA-ROW	5,744	2,303	149.4%

Total Revenue	$147,539	$121,191	21.7%

	For the Six Months		% Change
	Ended June 30,		2016 over
	2016	2015	2015
Service Revenue:
CA-NA	$173,217	$147,507	17.4%
BA	63,112	45,581	38.5%
CA-ROW	9,978	3,713	168.7%

Total Service Revenue	$246,307	$196,801	25.2%

Equipment Revenue:
CA-NA	$6,517	$618	954.5%
BA	36,090	39,283	(8.1%)
CA-ROW	371	—	na

Total Equipment Revenue	$42,978	$39,901	7.7%

Total Revenue:
CA-NA	$179,734	$148,125	21.3%
BA	99,202	84,864	16.9%
CA-ROW	10,349	3,713	178.7%

Total Revenue	$289,285	$236,702	22.2%

Commercial Aviation North America:

CA-NA revenue increased to $92.7 million and $179.7 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $75.6 million and $148.1 million, respectively, for the prior year periods, primarily due to an increase in service revenue driven by increased Passenger Connectivity revenue. The increase in CA-NA Passenger Connectivity revenue for the three and six month periods ended June 30, 2016 was primarily due to an increase in the number of aircraft online and to a lesser extent due to an increase in ARPS, and the increase in Passenger Connectivity revenue for the three month period ended June 30, 2016 was also due to an increase in connectivity take rate. ARPA increased 2.1% and 1.0%, respectively, to $11,483 and $11,314, respectively, for the three and six month periods ended June 30, 2016 as compared with $11,243 and $11,204, respectively, for the period year periods. ARPA increased an estimated 14% and 13%, respectively, for the three and six month periods ended June 30, 2016, as compared with the prior year periods, excluding aircraft added since the beginning of 2015, which primarily include regional jets and aircraft operated by new airline partners. GPO increased to 100.5 million and 190.5 million, respectively, for the three and six month periods ended June 30, 2016, as compared with 89.7 million and 164.1 million, respectively, for the prior year periods, driven by an increase in aircraft online. The connectivity take rate increased to 6.3% for the three month period ended June 30, 2016 as compared with 5.9% for the prior year period, reflecting increased passenger adoption of our service. The connectivity take rate decreased slightly to 6.4% for the six month period ended June 30, 2016 as compared with 6.5% for the prior year period. Passenger Connectivity sessions totaled 6.3 million and 12.2 million, respectively, for the three and six month periods ended June 30, 2016, as compared with 5.3 million and 10.7 million, respectively, for the prior year periods.

A summary of the components of CA-NA’s service revenue for the three and six month periods ended June 30, 2016 and 2015 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2016 over
	2016	2015	2015
Passenger Connectivity revenue (1)	$85,669	$72,411	18.3%
Passenger Entertainment and CAS revenue	4,139	2,918	41.8%

Total service revenue	$89,808	$75,329	19.2%

	For the Six Months		% Change
	Ended June 30,		2016 over
	2016	2015	2015
Passenger Connectivity revenue (1)	$165,737	$139,928	18.4%
Passenger Entertainment and CAS revenue	7,480	7,579	(1.3%)

Total service revenue	$173,217	$147,507	17.4%

(1)	Includes non-session related revenue of $3.9 million and $7.9 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $4.3 million and $8.9 million, respectively, for the prior year periods.

CA-NA passenger-paid revenue increased to $73.1 million and $141.8 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $64.2 million and $123.9 million, respectively, for the prior year periods, due to increases in both individual sessions and subscriptions. Revenue from individual sessions increased to $41.3 million and $81.0 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $40.1 million and $77.8 million, respectively, for the prior year periods and revenue from subscriptions increased to $31.8 million and $60.8 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $24.1 million and $46.1 million, respectively, for the prior year periods. The increase in revenue from individual sessions was primarily due to increases the number of aircraft online and, to a lesser extent, an increase in prices. The increase in subscription revenue was primarily due to an increased number of subscribers and, to a lesser extent, an increase in prices. Our third party-paid revenue increased to $8.7 million and $16.7 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $6.8 million and $13.8 million, respectively, for the prior year periods, primarily due to increases in roaming and enterprise revenue, offset in part by a decrease in advertising revenue. Our airline-paid revenue increased to $3.9 million and $7.3 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $1.4 million and $2.2 million, respectively, for the prior year periods, due to new agreements with certain airline partners under which the airlines pay us for specified data usage, including data used by passengers and by airline crew members using connectivity services while in flight.

The increase in Passenger Entertainment and CAS revenue to $4.1 million for the three period ended June 30, 2016 as compared with $2.9 million for the prior year period was driven primarily by an increase in activity with our business-to-business arrangement with one of our airline partners for our Passenger Entertainment and an increase in Passenger Paid activities.

CA-NA revenue also increased due to an increase in equipment revenue to $2.9 million and $6.5 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $0.3 million and $0.6 million, respectively, in the prior year periods, due primarily to the signing of contracts with new airline partners under which the equipment transactions qualify for sales treatment.

Business Aviation:

BA revenue increased to $49.1 million and $99.2 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $43.3 million and $84.9 million, respectively, for the prior year periods due to an increase in service revenue offset in part by a decrease in equipment revenue.

BA service revenue increased to $32.4 million and $63.1 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $23.8 million and $45.6 million, respectively, for the prior year periods primarily due to more customers subscribing to our Gogo Biz (ATG) service. The number of ATG aircraft online increased 19.7% to 3,795 as of June 30, 2016 as compared with 3,170 as of June 30, 2015.

BA equipment revenue decreased to $16.7 million and $36.1 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $19.5 million and $39.3 million, respectively, for the prior year periods due to decreases in both ATG and satellite equipment revenue consistent with trends in the overall business aviation market.

Commercial Aviation Rest of World:

We generated $5.7 million and $10.3 million, respectively, of service revenue for the three and six month periods ended June 30, 2016, as compared with $2.3 million and $3.7 million, respectively, for the prior year periods due to more aircraft online. ARPA for the CA-ROW segment increased to $12,065 and $11,851, respectively, for the three and six month periods ended June 30, 2016, as compared with $9,255 and $8,451, respectively, for the prior year periods.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three and six month periods ended June 30, 2016 and 2015 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2016 over
	2016	2015	2015
CA-NA	$33,797	$30,919	9.3%
BA	8,898	6,218	43.1%
CA-ROW	10,701	8,091	32.3%

Total	$53,396	$45,228	18.1%

	For the Six Months		% Change
	Ended June 30,		2016 over
	2016	2015	2015
CA-NA	$70,371	$63,085	11.5%
BA	17,317	12,045	43.8%
CA-ROW	20,562	16,430	25.1%

Total	$108,250	$91,560	18.2%

CA-NA cost of service revenue increased to $33.8 million and $70.4 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $30.9 million and $63.1 million, respectively, for the prior year periods, due to increases in revenue share earned by our airline partners, network operations expenses (including satellite service fees) and aircraft operations expenses. The revenue share increase of $2.4 million and $4.6 million, respectively, for the three and six month periods ended June 30, 2016, over the prior year periods was primarily driven by the increase in CA-NA service revenue for the current year period. These increases were partially offset by an increase in the amortization of our deferred airborne lease incentives and the recognition of monthly service fees paid to us by certain of our airline partners, both of which reduce our cost of services. See Note 10, “Leases,” in our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives. Revenue share as a percentage of service revenue decreased due to new airline contracts and amendments entered into during 2015 that provide for lower revenue share percentages compared to certain pre-existing contracts.

BA cost of service revenue increased to $8.9 million and $17.3 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $6.2 million and $12.0 million, respectively, for the prior year periods. The increase was primarily due to increased ATG units online and an increase in the average network utilization per ATG unit online which resulted in higher ATG network service costs and, to a lesser extent, an increase in satellite service fees.

CA-ROW cost of service revenue increased to $10.7 million and $20.6 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $8.1 million and $16.4 million, respectively, for the prior year periods, primarily due to increases in network operations expenses (including satellite service fees), aircraft operations expenses, revenue share expense and billing and transaction related expenses as the business continued to grow. These increases were partially offset by the recognition of monthly service fees paid to us by certain of our airline partners and the amortization of our deferred airborne lease incentives, both of which reduce our cost of service. See Note 10, “Leases” in our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives.

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

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and six month periods ended June 30, 2016 and 2015 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2016 over
	2016	2015	2015
CA-NA	$2,862	$651	339.6%
BA	9,365	9,615	(2.6%)
CA-ROW	250	—	na

Total	$12,477	$10,266	21.5%

	For the Six Months		% Change
	Ended June 30,		2016 over
	2016	2015	2015
CA-NA	$6,809	$802	749.0%
BA	19,166	18,990	0.9%
CA-ROW	250	—	na

Total	$26,225	$19,792	32.5%

Cost of equipment revenue increased to $12.5 million and $26.2 million, respectively, for the three and six month periods ended June 30, 2016, respectively, as compared with $10.3 million and $19.8 million, for the prior year periods. The increase occurred primarily within the CA-NA segment due to the signing of equipment sales contracts with new airline partners under which the equipment transactions qualify for sales treatment. We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 31.4% and 23.9%, respectively, to $24.7 million and $46.4 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $18.8 million and $37.4 million, respectively, for the prior year periods due primarily to increases in the CA-NA and CA-ROW segments resulting from higher personnel expense (which include bonus and stock-based compensation expense) in connection with the development of next generation products and technologies and STCs.

We expect engineering, design and development expenses to increase in future periods as we continue to execute our technology roadmap, expand internationally and continue to develop next generation products and technologies.

Sales and Marketing Expenses:

Sales and marketing expenses increased 26.3% and 25.6%, respectively, to $16.8 million and $31.5 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $13.3 million and $25.1 million, respectively, for the prior year periods, due to increases in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated revenue increased to 11.4% and 10.9%, respectively, for the three and six month periods ended June 30, 2016, as compared with 10.9% and 10.6%, respectively, for the prior year periods. The increase across all three segments was due to an increase in personnel expense (which includes bonus and stock-based compensation expense) to support the growth of the business and marketing related activities.

We expect our sales and marketing expenses to increase in future periods as we expand our international marketing initiatives, commence service on aircraft operated by new and existing airline partners both in CA-NA and CA-ROW, increase advertising and promotional initiatives for new product offerings and expand programs to retain and support our existing users. In addition, the commission component of sales and marketing expenses at BA will fluctuate with equipment revenue. We expect consolidated sales and marketing expenses to decrease as a percentage of consolidated revenue over time.

General and Administrative Expenses:

General and administrative expenses increased 4.7% and 4.2%, respectively, to $22.4 million and $43.4 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $21.4 million and $41.6 million, respectively, for the prior year periods, due primarily to increases in CA-NA and BA, while the CA-ROW segment remained relatively flat. Consolidated general and administrative expenses as a percentage of total consolidated revenue decreased to 15.2% and 15.0%, respectively, for the three and six month periods ended June 30, 2016, as compared with 17.6% for both prior year periods.

The increase in the BA segment’s general and administrative expenses of 16.9% and 11.9%, respectively, for the three and six month periods ended June 30, 2016, over the prior year periods was due primarily to an increase in personnel related expense (which includes bonuses and stock-based compensation expense) to manage the growth of the business and an increase in bad debt expense (due primarily to a recovery in the prior year).

The increase in the CA-NA segment’s general and administrative expenses of 2.8% and 3.8%, respectively, for the three and six month periods ended June 30, 2016, over the prior year periods was due primarily to an increase in personnel related expense (which includes bonus and stock-based compensation expense) offset in part by a decrease in rent expense, as we had overlapping leases in the prior year period and a decrease in legal expenses.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue.

Segment Profit (Loss):

CA-NA’s segment profit increased 65.8% and 55.6%, respectively, to $18.6 million and $32.5 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $11.2 million and $20.9 million, respectively, for the prior year periods. The increase in CA-NA’s segment profit for the three and six month periods ended June 30, 2016 was due to increases in service and equipment revenue partially offset by increases in operating expenses, as discussed above.

BA’s segment profit increased 8.4% and 14.2%, respectively, to $19.0 million and $39.2 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $17.5 million and $34.3 million, respectively, for the prior year periods. The increase in BA’s segment profit for the three and six month periods ended June 30, 2016 was due to increases in service revenue, partially offset by increases in operating expenses and a decrease in equipment revenue, as discussed above.

CA-ROW’s segment loss increased 29.5% and 18.6%, respectively, to $23.3 million and $43.0 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $18.0 million and $36.3 million, respectively, for the prior year periods. The increase in CA-ROW’s segment loss for the three and six month periods ended June 30, 2016 was due to an increase in operating expenses, offset in part by an increase in service and equipment revenue, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 19.7% and 24.4%, respectively, to $24.9 million and $49.3 million, respectively, for the three and six month periods ended June 30, 2016, as compared with $20.8 million and $39.6 million, respectively, for the prior year periods, due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments, as well as leasehold improvements and furniture and fixtures associated with our new office facilities.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive satellite-based equipment on aircraft and further expand our ground and satellite networks.

Other (Income) Expense:

Other (income) expense and percent change for the three and six month periods ended June 30, 2016 and 2015 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2016 over
	2016	2015	2015
Interest income	$(166)	$(11)	1,409.1%
Interest expense	17,557	15,801	11.1%
Loss on extinguishment of debt	15,406	—	na
Adjustment to deferred financing costs	77	—	na
Other (income) expense	3	(8)	na

Total	$32,877	$15,782	108.3%

	For the Six Months		% Change
	Ended June 30,		2016 over
	2016	2015	2015
Interest income	$(212)	$(16)	1,225%
Interest expense	33,853	25,896	30.7%
Loss on extinguishment of debt	15,406	—	na
Adjustment to deferred financing costs	(792)	—	na
Other income	(171)	(90)	90.0%

Total	$48,084	$25,790	86.4%

Total other expense was $32.9 million and $48.1 million, respectively, for the three and six month periods ended September 30, 2016, as compared to $15.8 million and $25.8 million, respectively, for the prior year periods. The increase in interest expense was due to higher average debt levels outstanding during the current year period as compared with the prior year period as a result of the issuance of the Senior Secured Notes in June 2016 and, with respect to the increase for the six month period ended June 30, 2016 as compared to the prior year period, the issuance of the Convertible Notes (as defined below) in March 2015. Interest expense also increased due to accretion expense and amortization of deferred financing costs associated with the Senior Secured Notes and Convertible Notes. These increases in interest expense were partially offset by less interest expense associated with the Amended and Restated Senior Term Facility as a result of it being repaid in full in June 2016. Additionally, other expense for the three and six month periods ended June 30, 2016 included the loss on extinguishment of debt of $15.4 million associated with the repayment of all outstanding amounts under the Amended and Restated Senior

Term Facility, while we had no such activity in the prior year. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information. See Note 9, “Interest Costs,” in our unaudited condensed consolidated financial statements for additional information related to our interest expense.

We expect our interest expense to increase in 2016 as compared with 2015 due to higher average debt outstanding in 2016 as compared to 2015 as a result of the issuance of the Senior Secured Notes in June 2016 and Convertible Notes in March 2015. Interest expense will also increase due to the amortization of deferred financing fees associated with the Senior Secured Notes and a full year of accretion expense and amortization of deferred financing fees associated with the Convertible Notes. These increases will be partially offset by the extinguishment of the Amended and Restated Senior Term Facility in June 2016. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information.

Income Taxes:

The effective income tax rate for the three and six month periods ended June 30, 2016 was (0.6%) and (0.8%), respectively, as compared with (1.7%) and (1.6%), respectively, for the prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and six month periods ended June 30, 2016 and 2015 was primarily due to the recording of a valuation allowance against our net deferred tax assets.

We expect our income tax provision to increase in future periods to the extent we become profitable.

Non-GAAP Measures

In our discussion below, we discuss certain non-GAAP financial measurements, including Adjusted EBITDA and Cash CAPEX as defined below. Management uses Adjusted EBITDA and Cash CAPEX for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. These supplemental performance measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies. Adjusted EBITDA and Cash CAPEX are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance with Adjusted EBITDA or liquidity with Cash CAPEX, as applicable, investors should (i) evaluate each adjustment in our reconciliation to net loss attributable to common stock, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted EBITDA in addition to, and not as an alternative to, net loss attributable to common stock as a measure of operating results, and (iii) use Cash CAPEX in addition to, and not as an alternative to, consolidated capital expenditures when evaluating our liquidity.

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net income (loss) attributable to common stock before income taxes, interest income, interest expense, depreciation expense and amortization of other intangible assets.

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) amortization of deferred airborne lease incentives (iii) loss on extinguishment of debt and (iv) adjustment to deferred financing costs. Our management believes that the use of Adjusted EBITDA eliminates items that, management believes, have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful to an understanding of our operating performance to exclude the loss on extinguishment of debt and adjustment to deferred financing costs from Adjusted EBITDA because of the non-recurring nature of these charges.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(40,194)	$(24,772)	$(64,300)	$(44,864)
Interest expense	17,557	15,801	33,853	25,896
Interest income	(166)	(11)	(212)	(16)
Income tax provision	221	422	528	716
Depreciation and amortization	24,906	20,813	49,263	39,590

EBITDA	2,324	12,253	19,132	21,322
Stock-based compensation expense	3,788	3,214	7,986	6,299
Amortization of deferred airborne lease incentives	(7,241)	(4,671)	(12,885)	(8,597)
Loss on extinguishment of debt	15,406	—	15,406	—
Adjustment of deferred financing costs	77	—	(792)	—

Adjusted EBITDA	$14,354	$10,796	$28,847	$19,024

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(47,615)	$(37,382)	$(85,041)	$(94,245)
Change in deferred airborne lease incentives (2)	683	7,297	8,344	16,018
Amortization of deferred airborne lease incentives (2)	7,175	4,616	12,761	8,491
Landlord incentives	—	2,668	—	14,904

Cash CAPEX	$(39,757)	$(22,801)	$(63,936)	$(54,832)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives and related amortization associated with STCs for the three and six month periods ended June 30, 2016 and 2015 as STC costs are expensed as incurred as part of Engineering, Design and Development.

Material limitations of Non-GAAP measures

Although EBITDA, Adjusted EBITDA and Cash CAPEX are measurements frequently used by investors and securities analysts in their evaluations of companies, EBITDA, Adjusted EBITDA and Cash CAPEX each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with GAAP.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2016	2015
Net cash provided by operating activities	$24,361	$65,950
Net cash used in investing activities	(85,054)	(94,226)
Net cash provided by financing activities	202,694	209,040
Effect of foreign exchange rate changes on cash	(233)	117

Net increase in cash and cash equivalents	141,768	180,881
Cash and cash equivalents at the beginning of period	366,833	211,236

Cash and cash equivalents at the end of period	$508,601	$392,117

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

Senior Secured Notes:

On June 14, 2016 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) and Gogo Finance Co. Inc. (the “Co-Issuer” and, together with GIH, the “Issuers”), issued $525 million aggregate principal amount of Senior Secured Notes under an Indenture, dated as of June 14, 2016 (the “Indenture”), among the Issuers, we, as guarantor, certain subsidiaries of GIH, as guarantors (the “Subsidiary Guarantors” and, together with us, the “Guarantors”), and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). On June 30, 2016 the outstanding principal balance of the Senior Secured Notes was $525.0 million.

Interest on the Senior Secured Notes will accrue at the rate of 12.500% per annum and will be payable semi-annually in arrears on July 1 and January 1, commencing on January 1, 2017. The notes mature on July 1, 2022.

We used a portion of the net proceeds from the issuance of the Senior Secured Notes to repay all indebtedness outstanding under the Amended and Restated Senior Term Facility, which we prepaid at par plus 3.0% of the principal amount of the loans prepaid (see below for additional details). We intend to use the remaining net proceeds for working capital and other general corporate purposes, including potential costs associated with the launch and commercial rollout of our next-generation technology solutions.

We paid approximately $11.4 million of loan origination fees and financing costs related to the issuance of the Senior Secured Notes, which has been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the Senior Secured Notes using the effective interest method. Total amortization expense was $0.1 million for both the three and six month periods ended June 30, 2016. See Note 9, “Interest Costs” for additional information.

The Senior Secured Notes are the senior secured indebtedness of the Issuers and are:

•	effectively senior to all of the Issuers’ existing and future senior unsecured indebtedness and the Issuers’ indebtedness secured on a junior priority basis by the same collateral securing the Senior Secured Notes, if any, in each case to the extent of the value of the collateral securing the Senior Secured Notes;

•	effectively senior in right of payment to any and all of the Issuers’ future indebtedness that is subordinated in right of payment to the Senior Secured Notes;

•	effectively equal in right of payment with the Issuers’ existing and future (i) unsecured indebtedness that is not subordinated in right of payment to the notes and (ii) indebtedness secured on a junior priority basis by the same collateral securing the Senior Secured Notes, if any, in each case to the extent of any insufficiency in the collateral securing the notes;

•	structurally senior to all of our existing and future indebtedness, including our Convertible Notes; and

•	structurally subordinated to all of the indebtedness and other liabilities of any non-guarantor subsidiary (other than the Issuers).

The Senior Secured Notes are guaranteed, on a senior secured basis, by us and all of GIH’s existing and future domestic restricted subsidiaries (other than the Co-Issuer), subject to certain exceptions. The Issuers’ obligations under the Senior Secured Notes are not guaranteed by Gogo International Holdings, LLC, a subsidiary of ours that holds no material assets other than equity interests of our foreign subsidiaries. Each guarantee is a senior secured obligation of such Guarantor and is:

•	effectively senior to all of such Guarantor’s existing and future senior unsecured indebtedness and such Guarantor’s indebtedness secured on a junior priority basis by the same collateral, if any, securing the guarantee, of such Guarantor, in each case to the extent of the value of the collateral securing the guarantee;

•	effectively senior in right of payment to all of such Guarantor’s future indebtedness that is subordinated in right of payment to such Guarantor’s guarantee;

•	effectively equal in right of payment with all of such Guarantor’s existing and future (i) unsecured indebtedness that is not subordinated in right of payment to such Guarantor’s guarantee, and (ii) indebtedness secured on a junior priority basis by the same collateral, if any, securing such guarantee, in each case to the extent of any insufficiency in the collateral securing such guarantee; and

•	structurally subordinated to all indebtedness and other liabilities of any non-Guarantor subsidiary of such Guarantor (excluding, in the case of our guarantee, the Issuers).

The Senior Secured Notes and the related guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Issuers’ and the Guarantors’ assets, except for certain excluded assets, including pledged equity interests of the Issuers and all of our existing and future domestic restricted subsidiaries guaranteeing the Senior Secured Notes.

The security interests in certain collateral may be released without the consent of holders of the notes if such collateral is disposed of in a transaction that complies with the Indenture and related security agreements. In addition, under certain circumstances, we and the Guarantors have the right to transfer certain intellectual property assets that on the Issue Date constitute collateral securing the Senior Secured Notes or the guarantees to a restricted subsidiary organized under the laws of Switzerland, resulting in the release of such collateral.

On or after July 1, 2019, the Issuers may, at their option, at any time or from time to time, redeem any of the Senior Secured Notes in whole or in part. The Senior Secured Notes will be redeemable at the following redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, to (but not including) the redemption date (subject to the right of holders of record on the relevant regular record date that are on or prior to the redemption date to receive interest due on an interest payment date), if redeemed during the twelve-month period commencing on July 1 of the following years:

Redemption
Year	Price
2019	106.250%
2020	103.125%
2021 and thereafter	100.000%

In addition, at any time prior to July 1, 2019, the Issuers may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price of 112.500% of their principal amount, plus accrued and unpaid interest, if any, to (but not including) the date of redemption; provided, however, that Senior Secured Notes representing at least 65% of the principal amount of the Senior Secured Notes remain outstanding immediately after each such redemption.

The Issuers may redeem the Senior Secured Notes, in whole or in part, at any time prior to July 1, 2019, at a redemption price equal to 100% of the principal amount of the notes redeemed plus the make-whole premium set forth in the Indenture as of, and accrued and unpaid interest, if any, to (but not including) the applicable redemption date.

The Indenture contains covenants that, among other things, limit the ability of the Issuers and the Subsidiary Guarantors and, in certain circumstances, our ability, to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to the Issuers or make other intercompany transfers; create liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with the Issuers’ affiliates. Most of these covenants will cease to apply if and for as long as the Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s.

If we or the Issuers undergo specific types of change of control prior to July 1, 2022, GIH is required to make an offer to repurchase for cash all of the Senior Secured Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the payment date.

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all the then outstanding Senior Secured Notes issued under the Indenture to be due and payable immediately. As of June 30, 2016, no event of default had occurred.

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

As of June 30, 2016 and December 31, 2015, the outstanding principal on the Convertible Notes was $361.9 million for both periods, the unamortized debt discount was $78.9 million and $87.4 million, respectively, and the net carrying amount of the liability component was $283.0 million and $274.5 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our unaudited condensed consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.3 million and $0.7 million for the three and six month periods ended June 30, 2016, respectively, and $0.3 million and $0.4 million, respectively for the comparable prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the balance of unamortized deferred financing costs related to the Convertible Notes was $5.8 million and $6.5 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 9, “Interest Costs” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the six month periods ended June 30, 2016 or 2015. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

Amended and Restated Senior Term Facility:

On July 30, 2014, GIH, Gogo Business Aviation LLC, f/k/a Aircell Business Aviation Services LLC (“GBA”), and Gogo LLC, as borrowers (collectively, the “Borrowers”), entered into an Amendment and Restatement Agreement (the “Amendment”) to the Credit Agreement dated as of June 21, 2012 and amended on April 4, 2013 (the “Amended Senior Term Facility”) among the Borrowers, the lenders named therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. We refer to the Amendment and the Amended Senior Term Facility collectively as the “Amended and Restated Senior Term Facility.”

On June 14, 2016 the outstanding principal balance of $287.7 million, together with accrued and unpaid interest, was paid in full, and the Amended and Restated Senior Term Facility was terminated in accordance with its terms on such date (subject to the survival of provisions expressly stated therein to survive the termination thereof). Additionally, we paid the voluntary prepayment premium of 3.0% or $8.6 million and wrote off all of the remaining unamortized deferred financing costs of $6.8 million. Both of these items are included in loss on extinguishment of debt in our unaudited condensed consolidated financial statements. As of December 31, 2015, $301.5 million was outstanding under the Amended and Restated Senior Term Facility.

See Note 8, “Long-Term Debt and Other Liabilities,” for more information regarding the Amended and Restated Senior Term Facility.

Letters of Credit:

We maintain several letters of credit totaling $8.1 million and $7.5 million as of June 30, 2016 and December 31, 2015, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our existing office locations in Chicago, Illinois; Bensenville, Illinois; Broomfield, Colorado and our former office location in Itasca, Illinois.

Liquidity:

Although we can provide no assurances, we currently believe that cash and cash equivalents on hand as of June 30, 2016 will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including installing our ATG-4 and Ku equipment on certain aircraft operated by our airline partners, costs related to international expansion, costs associated with launching and installing our 2Ku technology and potential costs associated with developing and launching other potential next-generation technology solutions. Excluding the impact of the IPO, the Amended and Restated Senior Term Facility, the Convertible Notes and the Senior Secured Notes, we have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenue in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to international expansion and execution of our current technology roadmap, including 2Ku and potential next-generation technologies. We currently believe that cash on hand and cash flows provided by operating activities and, if necessary, additional equity financings or the incurrence of additional debt as permitted under the indenture governing our Senior Secured Notes will be sufficient to meet our liquidity needs in the longer-term, including our continued international expansion and the acquisition of additional spectrum should it become available. The indenture governing the Senior Secured Notes contains covenants that restrict the ability of GIH and the Subsidiary Guarantors to incur additional indebtedness generally, subject to certain enumerated exceptions and to undertake certain equity financings through the issuance of certain types of preferred stock. Further, the Indenture governing the Senior Secured Notes limits the amount of cash GIH and its subsidiaries may distribute to us to pay interest on the Convertible Notes or any interest, or dividends, on indebtedness or preferred stock issued by us, including indebtedness incurred or preferred stock issued to refinance, replace, renew or refund the Convertible Notes. As a result, we may be unable to finance growth of our business to the extent that our cash on hand and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of common equity or through permitted sales of preferred equity or debt. Further, market conditions may limit our access to additional sources of equity or debt financing.

Cash flows provided by (used in) Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2016	2015
Net loss	$(64,300)	$(44,864)
Non-cash charges and credits	83,878	53,839
Changes in operating assets and liabilities	4,783	56,975

Net cash provided by (used in) operating activities	$24,361	$65,950

For the six month period ended June 30, 2016, cash provided by operating activities was $24.4 million as compared with cash provided by operating activities of $66.0 million for the prior year period. The principal contributors to the change in operating cash flows were:

•	A $52.2 million change in cash flows related to operating assets and liabilities resulting from:

•	A decrease in cash flows due to the following:

•	Changes in CA-NA deferred rent due to the increase in deferred rent balances during the first quarter of 2015 resulting from the commencement of new facilities leases during 2014, while deferred rent balances remained relatively consistent during the first quarter of 2016;

•	Changes in BA’s and CA-ROW’s prepaid expenses and other current assets. The change in BA was due to deposit payments made on certain inventory items during the first quarter of 2016 while no such payments were made in 2015 and the change in CA-ROW was due to payments on development services during 2016 while no such activities occurred in 2015 and the timing of payment on satellite services;

•	Changes in CA-ROW’s accounts receivable due to the increase in accounts receivable balances as a result of an increase in activities;

•	Changes in CA-NA’s accrued liabilities primarily due to the timing of payments;

•	Changes in CA-ROW’s deferred airborne lease incentives due to more installations during 2015 as compared with 2016;

•	Changes in CA-NA’s other non-current assets and liabilities due to an increase in deferred cost of equipment associated with one of our airline partners that did not meet all the criteria for a sale; and

•	Changes in BA’s inventory due to an increase in inventory purchases;

•	Offset in part by an increase in cash flows due to the following:

•	Changes in all three segments’ AP due primarily to the timing of payments;

•	Changes in CA-NA’s and BA’s AR due to the timing of collections;

•	Changes in CA-NA’s accrued revenue share due to an increase in activity and the timing of payments; and

•	Changes in CA-NA’s deferred airborne lease incentives due to more installations during 2016 as compared with 2015.

•	Offset in part by a $10.6 million increase in net loss adjusted for non-cash charges and credits.

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

Cash flows provided by (used in) Financing Activities:

Cash provided by financing activities for the six month period ended June 30, 2016 was $202.7 million primarily due to the issuance of $525.0 million of Senior Secured Notes, partially offset by repayment in full of the Amended and Restated Credit Agreement totaling $310.1 million (including the early prepayment penalty of approximately $8.6 million), the payment of debt issuance costs for the Senior Secured Notes of $10.6 million and capital lease payments of $1.2 million.

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

Capital Expenditures

Our operations continue to require significant capital expenditures primarily for technology development, equipment and capacity expansion. Capital expenditures for the CA-NA and CA-ROW segments are associated with the installation and the supply of airborne equipment to our airline partners, which correlates directly to the roll out and/or upgrade of service to our airline partners’ fleets. Capital spending is also associated with the expansion of our ATG network and data centers, including the addition of new cell-sites. Capital expenditures related to data centers are for additional equipment such as servers and IP routers. We capitalize software development costs related to network technology solutions, the Gogo platform and new product/service offerings. We also capitalized costs related to the build out of our new office locations.

Capital expenditures for the six month periods ended June 30, 2016 and 2015 were $85.0 million and $94.2 million, respectively. The decrease in capital expenditures was due to the build out of our new office location in Chicago, IL in 2015 while we had no such activities in the current year, offset in part by an increase in airborne equipment purchases and network spending.

We anticipate an increase in capital spending in 2016 and estimate capital expenditures for the year will range from $150 million to $185 million as we increase the number of airborne equipment installations including 2Ku, continue to execute our international expansion strategy and upgrade certain aircraft operated by our airline partners to ATG-4 and 2Ku. We expect our capital expenditures, net of deferred airborne lease incentives, which we estimate will range from $40 million to $50 million, for the year ending December 31, 2016 to range from $110 million to $135 million. We anticipate an increase in capital spending in 2017 and estimate capital expenditures for the year will range from $220 million to $265 million as we increase the number of airborne equipment installations including 2Ku, continue to execute our international expansion strategy and upgrade certain aircraft operated by our airline partners to 2Ku. We expect our capital expenditures, net of deferred airborne lease incentives, which we estimate will range from $80 million to $100 million, for the year ending December 31, 2017 to range from $140 million to $165 million. Our expected range of capital expenditures for the years ending December 31, 2016 and 2017 do not account for any potential costs associated with the participation in any future auction for the licensing of additional spectrum or any technology or service arrangements necessary to utilize additional spectrum.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (including those that require us to make future cash payments) as of December 31, 2015, except for satellite transponder and teleport services, Senior Secured Notes and Interest on Senior Secured Notes which are as of June 30, 2016. Additionally, we removed the Amended and Restated Senior Term Facility and Interest On Amended and Restated Senior Term Facility due to it being extinguished in June 2016 (see below for additional information). The future contractual requirements include payments required for our operating leases and contractual purchase agreements (in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Capital lease obligations	$5,840	$2,883	$2,957	$—	$—
Operating lease obligations	188,785	19,615	33,005	27,600	108,565
Purchase obligations (1)	114,514	114,514	—	—	—
Convertible Notes	361,940	—	—	361,940	—
Interest on Convertible Notes (2)	56,554	13,573	27,146	15,835	—
Senior Secured Notes (3)	525,000	—	—	—	525,000
Interest on Senior Secured Notes (3)	393,751	32,813	131,250	131,250	98,438
Satellite transponder and teleport services (4)	555,773	21,704	85,975	106,667	341,427
Network transmission services	26,042	12,307	13,107	628	—
Deferred revenue arrangements (5)	44,813	24,055	7,968	3,902	8,888
Deferred airborne lease incentives (6)	143,391	21,659	41,725	37,008	42,999
Canadian ATG Spectrum License related payments (7)	15,585	721	1,442	1,442	11,980
Other long-term obligations (8)	51,101	7,500	8,900	5,701	29,000

Total	$2,483,089	$271,344	$353,475	$691,973	$1,166,297

(1)	As of December 31, 2015, our outstanding purchase obligations represented obligations to vendors to meet operational requirements as part of the normal course of business and related primarily to information technology, research and development, sales and marketing and production related activities.
(2)	Interest is calculated based on the interest rate in effect at December 31, 2015. See Note 6, “Long-Term Debt and Other Liabilities” in our 2015 10-K for further information.
(3)	Interest is calculated based on the interest rate in effect at June 30, 2016. These amounts have been updated as of June 30, 2016 to incorporate the issuance of the Senior Secured Notes in June 2016. See Note 8, “Long-Term Debt and Other Liabilities” for further information.
(4)	Amounts represent obligations to vendors that provide us with transponder and teleport satellite services. These amounts have been updated as of June 30, 2016 to incorporate new agreements entered into during 2016.
(5)	Amounts represent obligations to provide services for which we have already received cash from our customers.
(6)	Amounts represent the upfront payments made by our airline partners for our ATG and satellite equipment and payments for STCs. Upfront payments made pursuant to these agreements are accounted for as deferred airborne lease incentives which are amortized on a straight-line basis as a reduction of cost of service revenue over the term of the agreement.
(7)	Canadian ATG Spectrum License related payments relates to the monthly C$0.1 million payment over the estimated 25-year term of the agreement, using the December 31, 2015 exchange rate. See Note 16, “Canadian ATG Spectrum License” in our 2015 10-K for further information.
(8)	Other long-term obligations consist of estimated payments (undiscounted) for our asset retirement obligations and obligations to certain airline partners. Other long-term obligations do not include $7.4 million related to our deferred tax liabilities due to the uncertainty of their timing.

Contractual Commitments: We have agreements with various vendors under which we have remaining commitments to purchase $28.8 million in satellite-based systems, certification and development services as of June 30, 2016. Such commitments will become payable as we receive the equipment or certification, or as development services are provided.

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of June 30, 2016 commit us to purchase transponder and teleport satellite services totaling approximately $21.7 million in 2016 (July 1 through December 31), $44.7 million in 2017, $41.2 million in 2018, $46.6 million in 2019, $60.1 million in 2020 and $341.4 million thereafter.

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

One contract with one of our airline partners requires us to provide that airline partner with a cash rebate of $1.8 million if our service is available on a specified number of aircraft in such airline partner’s fleet on the preceding December 31, in June of each year from 2015 through 2023. Based upon the number of aircraft in service on December 31, 2015, we were required to and we paid the $1.8 million rebate to this airline partner in June 2016.

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

Our exposure to market risk is currently confined to our cash and cash equivalents and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of June 30, 2016 and December 31, 2015 primarily included amounts in bank checking accounts, U.S. Treasuries, and Money Market Funds. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

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

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents and interest expense on our long-term debt. Our cash and cash equivalents as of June 30, 2016 and December 31, 2015 included amounts in bank checking accounts and liquid certificates of deposit. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio would have reduced interest income and increased interest expense for the three and six month periods ended June 30, 2016 and 2015 by immaterial amounts.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

On February 25, 2014, Adam Berkson filed suit against us in the United States District Court for the Eastern District of New York, on behalf of putative classes of national purchasers and a subclass of New York purchasers of our connectivity service, alleging that we violated New York and other consumer protection laws, as well as an implied covenant of good faith and fair dealing, by misleading consumers about recurring charges for our service. The suit sought unspecified damages. In October 2015, we and representatives of the putative classes entered into a settlement agreement under which eligible class members are entitled to receive agreed-upon amounts of complimentary Gogo connectivity service and we are responsible for claims administration costs and the plaintiffs’ legal fees. The estimated cost of the settlement is not material. On April 5, 2016, the judge approved the settlement.

On January 29, 2016, Charles Salameno, Maria-Angela Sanzone and John Jensen filed suit against us in the United States District Court for the Eastern District of New York, on behalf of a putative class of national purchasers and a subclass of New York purchasers of our connectivity service, alleging that we violated New York and other consumer protection laws, as well as unjust enrichment, fraud and breach of contract arising from alleged false statements in our marketing materials and alleged data security issues arising from our network design and certain network practices. The suit seeks unspecified damages. We have not accrued any liability because the strength of our defenses and a range of possible loss, if any, cannot be determined at this early stage of the litigation. Based on currently available information, we believe that we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows. On May 23, 2016, we filed motions to compel arbitration and dismiss the suit, moving in the alternative to transfer venue and/or dismiss the suit for failure to state a claim. The Court held a hearing on June 30, 2016 where we argued the motions to dismiss and on July 7, 2016 the Court issued its opinion granting our motion to compel arbitration. On August 1, 2016, the Plaintiffs filed a motion asking the Court to reconsider the opinion. We intend to oppose the motion and we await the Court’s decision. The Plaintiffs’ deadline to file a notice of appeal is August 24, 2016.

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

The following risk factor updates the risk factor set forth under the heading “Risk Related to Our CA Business” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 25, 2016.

We may not be able to grow our business with current airline partners or new airline partners or successfully negotiate agreements with airlines to which we do not currently provide the Gogo service.

We are currently in negotiations or discussions with certain of our airline partners to provide our equipment and the Gogo service on additional aircraft in their fleets. We have no assurance that these efforts will be successful. We are also in discussions with other airlines to provide our equipment and the Gogo service to some or all of the aircraft flying North American or international routes. Negotiations with current and prospective airline partners require substantial time, effort and resources. The time required to reach a final agreement with an airline is unpredictable and may lead to variances in our operating results from quarter to quarter. We may ultimately fail in our negotiations and any such failure could harm our results of operations due to, among other things, a diversion of our focus and resources, actual costs and opportunity costs of pursuing these opportunities. In addition, the terms of any future agreements could be materially different and less favorable to us than the terms included in our existing agreements with our airline partners. Further, as the market for in-flight connectivity services matures, we expect commercial models and contract terms to continue to evolve and we anticipate that third party payors (including airlines) will generate an increasing portion of our revenue and that the portion of our revenue paid by passengers using our service will decline. We are unable to predict when and to what extent this shift will occur or the net effect of such shift on our revenue or results of operations. To the extent that any negotiations with current or potential airline partners are unsuccessful, or any existing or future agreements reflecting evolving business models prove generally less favorable to us than expected or as compared to agreements under previously existing models, our growth prospects could be materially and adversely affected.

The following risk factors update the risk factors set forth under the heading “Risk Related to Our Indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 25, 2016.

We and our subsidiaries have substantial debt and may incur substantial additional debt in the future, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and reduce the value of your investment.

As of June 30, 2016, we had total consolidated indebtedness of approximately $886.9 million, including $525.0 million outstanding of our 12.500% senior secured notes due 2022 (the “Senior Secured Notes”) and $361.9 million outstanding of our 3.75% convertible senior notes due 2020 (the “Convertible Notes”). Subject to certain limitations set forth in the indenture governing the Senior Secured Notes, we and our subsidiaries may incur additional debt in the future, which could increase the risks described below and lead to other risks. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our outstanding notes may be impaired in the future;

•	we may be at a competitive disadvantage compared to our competitors with less debt or with comparable debt at more favorable interest rates and which, as a result, may be better positioned to withstand economic downturns;

•	our ability to refinance indebtedness may be limited or the associated costs may increase;

•	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future;

•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on and acceleration of such indebtedness;

•	we may be more vulnerable to general adverse economic and industry conditions; and

•	our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures could be limited, or we may be prevented from making capital investments that are necessary or important to our operations in general, growth strategy and efforts to improve operating margins of our business units.

Despite our current level of indebtedness, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may incur substantial additional debt in the future. The indenture governing the Senior Secured Notes does not fully prohibit our subsidiaries from incurring additional indebtedness under certain circumstances and does not prohibit us from incurring additional indebtedness under any circumstances. If our subsidiaries are in compliance with certain incurrence ratios set forth in such indenture, our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our existing indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance existing indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on desirable terms or at all, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could result in a default on existing indebtedness or future indebtedness.

We cannot make assurances that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements and instruments governing our debt. In addition, we do not currently have a revolving credit facility under which we can borrow to make payments of the principal of, to pay interest on or to refinance any indebtedness. In the absence of such sources of capital, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The indenture governing the Senior Secured Notes restricts our ability to dispose of assets and how we use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions or, if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations, including amounts under the Senior Secured Notes or the Convertible Notes, when due.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

The indenture governing the Senior Secured Notes contains covenants that, among other things, limit the ability of our subsidiaries and, in certain circumstances, us to:

•	incur additional debt;

•	pay dividends, redeem stock or make other distributions;

•	make certain investments;

•	create liens;

•	transfer or sell assets;

•	merge or consolidate with other companies; and

•	enter into certain transactions with our affiliates.

Our ability to comply with the covenants and restrictions contained in the indenture governing the Senior Secured Notes may be affected by economic, financial and industry conditions beyond our control. Our failure to comply with obligations under the agreements and instruments governing our indebtedness may result in an event of default under such agreements and instruments. We cannot be certain that we will have funds available to remedy these defaults. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. All of these covenants and restrictions could affect our ability to operate our business, may limit our ability in the future to satisfy currently outstanding obligations and may limit our ability to take advantage of potential business opportunities as they arise.

We may have future capital needs and may not be able to obtain additional financing to fund our capital needs on acceptable terms, or at all.

Prior to our initial public offering (“IPO”), we relied primarily on private placements of our equity securities to fund our operations, capital expenditures and expansion. Since the IPO, we have obtained debt financing through our entry into the Amended and Restated Senior Term Facility, issuance of Convertible Notes and issuance of Senior Secured Notes. The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms or at all or our operating cash flow may be insufficient to satisfy our financial obligations under the indenture governing the Senior Secured Notes, the indenture governing the Convertible Notes and other indebtedness outstanding from time to time. The terms of additional financing may limit our financial and operating flexibility. Our ability to satisfy our financial obligations will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. Furthermore, if financing is not available when needed, or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. Even if we are able to obtain additional financing, we may be required to use the proceeds from any such financing to repay a portion of our outstanding debt.

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

The Senior Secured Notes are secured by substantially all of our consolidated assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our secured indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

The Senior Secured Notes are secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under the indenture governing the Senior Secured Notes, the holders of the Senior Secured Notes would have a prior right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations under the indenture governing the Senior Secured Notes, resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

We may not have sufficient cash flow or the ability to raise the funds necessary to settle conversions of the Convertible Notes, to repay the Convertible Notes at maturity or to purchase the Convertible Notes upon a fundamental change, and the indenture governing the Senior Secured Notes may limit our ability to pay interest, or dividends, on indebtedness, or preferred stock, issued to refinance the Convertible Notes.

Holders of the Convertible Notes will have the right to require us to purchase their Convertible Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. In addition, in the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. Upon conversion of the Convertible Notes, we will be required to make cash payments in respect of the Convertible Notes being converted, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share). Moreover, we will be required to repay the Convertible Notes in cash at their maturity, unless earlier converted or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make purchases of Convertible Notes surrendered therefor, repay the Convertible Notes at maturity or Convertible Notes being converted and the indenture governing the Senior Secured Notes does not allow our subsidiaries to distribute cash to us for the payment of the principal of the Convertible Notes. In addition, the indenture governing the Senior Secured Notes limits the amount of cash our subsidiaries may distribute to us to pay interest on the Convertible Notes or any interest, or dividends, on indebtedness, or preferred stock, issued to refinance, replace, renew or refund the Convertible Notes, which may limit our ability to issue debt or other securities in an amount necessary to refinance the outstanding Convertible Notes or at rates that such distributions could support.

Our failure to purchase Convertible Notes required by the indenture governing the Convertible Notes or to pay cash payable upon future conversions of the Convertible Notes as required by the indenture governing the Convertible Notes would constitute a default under the indenture governing the Convertible Notes. A default under the indenture governing the Convertible Notes or the fundamental change itself could also lead to a default under the agreements and instruments governing our other indebtedness and the acceleration of amounts outstanding thereunder, including the indenture governing the Senior Secured Notes. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes or make cash payments upon conversions thereof. A default under the indenture governing the Convertible Notes could have serious consequences on our financial condition and results of operations and could cause us to become bankrupt or otherwise insolvent.

The change of control repurchase feature of the Senior Secured Notes and the Convertible Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the Senior Secured Notes and the Convertible Notes require our subsidiaries or us, respectively, to repurchase the Senior Secured Notes or the Convertible Notes, respectively, in the event of a change of control. A takeover of our company would trigger an option of the holders of the Senior Secured Notes and the Convertible Notes to require our subsidiaries or us, respectively, to repurchase the Senior Secured Notes or the Convertible Notes, respectively. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our stockholders.

A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us, our subsidiaries or our indebtedness, if any, could cause our cost of capital to increase.

The Senior Secured Notes have been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any future lowering of ratings may make it more difficult or more expensive for us to obtain additional debt financing.

Except as set forth above and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 as filed with the SEC on May 6, 2016, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sales of Unregistered Securities

None.

b)	Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

a)	None.

b)	None.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

4.5	Indenture, dated as of June 14, 2016, between Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

4.6	Form of 12.500% Senior Secured Note due 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

10.1.34†	Amendment Three to the Third Amended and Restated In-Flight Connectivity Services Agreement, dated as of May 20, 2016, by and between American Airlines, Inc. and Gogo LLC

10.1.35†	Interim Agreement Regarding In-Flight Connectivity and Entertainment Services, dated as of December 1, 2015, by and among American Airlines, Inc., US Airways, Inc. and Gogo LLC

Exhibit Number	Description of Exhibits

10.1.36 †	Amended and Restated Product Development and Manufacturing Agreement, dated as of April 1, 2016, by and between ThinKom Solutions, Inc. and Gogo LLC

10.1.37†	Term Sheet, dated as of May 27, 2016, by and between American Airlines, Inc. and Gogo LLC

10.1.38†	Amendment No. 1 to the 2Ku In-Flight Connectivity Services Agreement, dated as of April 1, 2016, by and between Delta Air Lines, Inc. and Gogo LLC

10.1.39	Collateral Agreement, dated as of June 14, 2016, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

10.1.40	Collateral Agency Agreement, dated as of June 14, 2016, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

10.1.41	Patent Security Agreement, dated as of June 14, 2016, by Gogo LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

10.1.42	Trademark Security Agreement, dated as of June 14, 2016, by Gogo LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

10.1.43	Copyright Security Agreement, dated as of June 14, 2016, by Gogo LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.5 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

10.1.44	Trademark Security Agreement, dated as of June 14, 2016, by Gogo Business Aviation LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.6 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

10.4.5 #	Gogo Inc. 2016 Omnibus Incentive Plan

10.4.6 #	Form of Stock Option Agreement for Gogo Inc. 2016 Omnibus Incentive Plan

10.4.7 #	Form of Performance Stock Option Agreement for Gogo Inc. 2016 Omnibus Incentive Plan

10.4.8 #	Form of Restricted Stock Unit Agreement for Gogo Inc. 2016 Omnibus Incentive Plan

10.4.9 #	Form of Performance Restricted Stock Unit Agreement for Gogo Inc. 2016 Omnibus Incentive Plan

10.4.10 #	Gogo Inc. Annual Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.

Date: August 4, 2016

/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Norman Smagley
Norman Smagley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)