Form 10-Q
period 2016-09-30
Gogo Inc.
filed 2016-11-03
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 86,240,531 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$146,830	$147,342
Short-term investments	338,725	219,491

Total cash, cash equivalents and short-term investments	485,555	366,833
Accounts receivable, net of allowances of $587 and $417, respectively	62,687	69,317
Inventories	35,590	20,937
Prepaid expenses and other current assets	28,923	10,920

Total current assets	612,755	468,007

Non-current assets:
Property and equipment, net	493,225	434,490
Intangible assets, net	84,170	78,823
Goodwill	620	620
Long-term restricted cash	7,535	7,535
Other non-current assets	25,919	14,878

Total non-current assets	611,469	536,346

Total assets	$1,224,224	$1,004,353

Liabilities and Stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$30,952	$28,189
Accrued liabilities	108,581	88,690
Accrued airline revenue share	15,236	13,708
Deferred revenue	28,913	24,055
Deferred airborne lease incentives	27,888	21,659
Current portion of long-term debt and capital leases	2,775	21,277

Total current liabilities	214,345	197,578

Non-current liabilities:
Long-term debt	796,201	542,573
Deferred airborne lease incentives	135,719	121,732
Deferred tax liabilities	8,055	7,425
Other non-current liabilities	87,877	68,850

Total non-current liabilities	1,027,852	740,580

Total liabilities	1,242,197	938,158

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity (deficit)
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2016 and December 31, 2015; 86,474,568 and 86,137,856 shares issued at September 30, 2016 and December 31, 2015, respectively; and 86,240,531 and 85,913,206 shares outstanding at September 30, 2016 and December 31, 2015, respectively	9	9
Additional paid-in-capital	874,272	861,243
Accumulated other comprehensive loss	(1,812)	(2,188)
Accumulated deficit	(890,442)	(792,869)

Total stockholders’ equity (deficit)	(17,973)	66,195

Total liabilities and stockholders’ equity (deficit)	$1,224,224	$1,004,353

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$129,099	$107,243	$375,406	$304,044
Equipment revenue	18,168	19,164	61,146	59,065

Total revenue	147,267	126,407	436,552	363,109

Operating expenses:
Cost of service revenue (exclusive of items shown below)	56,365	46,470	164,615	138,030
Cost of equipment revenue (exclusive of items shown below)	10,527	9,813	36,752	29,605
Engineering, design and development	25,835	23,375	72,201	60,807
Sales and marketing	14,874	14,601	46,366	39,678
General and administrative	21,661	21,487	65,038	63,096
Depreciation and amortization	26,779	22,224	76,042	61,814

Total operating expenses	156,041	137,970	461,014	393,030

Operating loss	(8,774)	(11,563)	(24,462)	(29,921)

Other (income) expense:
Interest income	(852)	(49)	(1,064)	(65)
Interest expense	24,848	16,734	58,701	42,630
Loss on extinguishment of debt	—	—	15,406	—
Adjustment of deferred financing costs	—	—	(792)	—
Other (income) expense	34	377	(137)	287

Total other expense	24,030	17,062	72,114	42,852

Loss before income taxes	(32,804)	(28,625)	(96,576)	(72,773)
Income tax provision	469	245	997	961

Net loss	$(33,273)	$(28,870)	$(97,573)	$(73,734)

Net loss attributable to common stock per share—basic and diluted	$(0.42)	$(0.37)	$(1.24)	$(0.92)

Weighted average number of shares—basic and diluted	79,003	78,633	78,864	80,047

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Net loss	$(33,273)	$(28,870)	$(97,573)	$(73,734)
Currency translation adjustments	(100)	(412)	376	(901)

Comprehensive loss	$(33,373)	$(29,282)	$(97,197)	$(74,635)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2016	2015
Operating activities:
Net loss	$(97,573)	$(73,734)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	76,042	61,814
Loss on asset disposals/abandonments	1,619	2,075
Deferred income taxes	630	620
Stock-based compensation expense	12,986	10,843
Loss on extinguishment of debt	15,406	—
Amortization of deferred financing costs	2,981	3,016
Accretion of Convertible Notes	12,940	8,472
Adjustment of deferred financing costs	(792)	—
Changes in operating assets and liabilities:
Accounts receivable	6,874	(3,685)
Inventories	(14,653)	2
Prepaid expenses and other current assets	(18,106)	3,848
Accounts payable	2,174	(5,146)
Accrued liabilities	2,750	15,633
Deferred airborne lease incentives	8,635	22,525
Deferred revenue	19,690	19,755
Deferred rent	317	19,927
Accrued airline revenue share	1,525	(30)
Accrued interest	16,025	1,116
Other non-current assets and liabilities	(4,322)	286

Net cash provided by operating activities	45,148	87,337

Investing activities:
Proceeds from the sale of property and equipment	84	75
Purchases of property and equipment	(107,108)	(105,105)
Acquisition of intangible assets—capitalized software	(21,586)	(12,678)
Purchases of short-term investments	(278,961)	(249,688)
Redemptions of short-term investments	159,727	99,953
Decrease in restricted cash	136	20

Net cash used in investing activities	(247,708)	(267,423)

Financing activities:
Proceeds from the issuance of senior secured notes	525,000	—
Payments on amended and restated credit agreement	(310,132)	(7,016)
Proceeds from the issuance of convertible notes	—	361,940
Forward transactions	—	(140,000)
Payment of issuance costs	(10,610)	(10,669)
Payments on capital leases	(1,875)	(1,868)
Stock-based compensation activity	43	4,113

Net cash provided by financing activities	202,426	206,500

Effect of exchange rate changes on cash	(378)	570

Increase (decrease) in cash and cash equivalents	(512)	26,984
Cash and cash equivalents at beginning of period	147,342	131,295

Cash and cash equivalents at end of period	$146,830	$158,279

Supplemental Cash Flow Information:
Cash paid for interest	$27,535	$30,666
Cash paid for taxes	291	409

Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$31,062	$24,611
Purchases of property and equipment paid by commercial airlines	10,993	7,295
Purchases of property and equipment under capital leases	1,531	3,178
Acquisition of intangible assets in current liabilities	1,390	1,654
Asset retirement obligation incurred and adjustments	(36)	769

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The results of operations and cash flows for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

We have one class of common stock outstanding as of September 30, 2016 and December 31, 2015.

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

Revisions - Previously reported operating expenses for the three and nine month periods ended September 30, 2015 have been revised to reflect the classification of incentive compensation expense and stock-based compensation expense in the same operating expense line items as the related base cash compensation. There was no change in total operating expenses, net loss or net loss per share, or the consolidated balance sheets or statements of comprehensive loss, cash flows or stockholders’ equity resulting from these revisions. See Note 2, “Summary of Significant Accounting Policies” in our 2015 10-K for additional information on these revisions.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Below are the line items from our unaudited condensed consolidated statements of operations illustrating the effect of these immaterial revisions (in thousands):

	Three Months Ended September 30, 2015
		Revisions
	As Reported	Incentive Compensation Expense	Stock-Based Compensation Expense	As Revised

Operating expenses:
Cost of service revenue (exclusive of items shown below)	$45,477	$677	$316	$46,470
Cost of equipment revenue (exclusive of items shown below)	9,744	40	29	9,813
Engineering, design and development	21,367	1,162	846	23,375
Sales and marketing	12,345	1,036	1,220	14,601
General and administrative	26,813	(2,915)	(2,411)	21,487
Depreciation and amortization	22,224	—	—	22,224

Total operating expenses	$137,970	$—	$—	$137,970

	Nine Months Ended September 30, 2015
		Revisions
	As Reported	Incentive Compensation Expense	Stock-Based Compensation Expense	As Revised

Operating expenses:
Cost of service revenue (exclusive of items shown below)	$135,406	$1,795	$829	$138,030
Cost of equipment revenue (exclusive of items shown below)	29,375	165	65	29,605
Engineering, design and development	55,732	3,291	1,784	60,807
Sales and marketing	34,051	2,733	2,894	39,678
General and administrative	76,652	(7,984)	(5,572)	63,096
Depreciation and amortization	61,814	—	—	61,814

Total operating expenses	$393,030	$—	$—	$393,030

During the three months ended September 30, 2016, we determined that it was necessary to revise the presentation of our investments in U.S. Treasury bills as short-term investments, rather than as cash and cash equivalents, in the unaudited condensed consolidated balance sheets. As such, changes in our short-term investments are included in cash flows from investing activities in our unaudited condensed consolidated statements of cash flows.

Our short-term investments are comprised of investments in U.S. Treasury bills with remaining maturities at the date of purchase of more than three months but less than twelve months. We have the intent and ability to hold our short-term investments to maturity at the time of purchase and we reevaluate such determination each reporting period. Therefore, we classify our short-term investments as held-to-maturity.

We assessed the materiality of these classification changes, taking into account quantitative and qualitative factors, and determined them to be immaterial to the unaudited condensed consolidated balance sheet as of December 31, 2015 and to the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2015. There is no impact to the unaudited condensed consolidated statements of operations for any period reported.

While these immaterial classification changes could have been reflected prospectively, we elected to revise the previously reported unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows in order to provide greater comparability for the periods presented. Therefore, we have revised the previously reported cash and cash equivalents to reflect the classification of our investments in U.S. Treasury bills as short-term investments in the unaudited condensed consolidated balance sheet as of December 31, 2015. Additionally, we have revised previously reported net cash used in investing activities in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2015 to include changes in our short-term investments.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Below are the line items from our unaudited condensed consolidated balance sheet as of December 31, 2015 illustrating the effect of these immaterial revisions (in thousands):

	As Reported	Revisions	As Revised

Current assets:
Cash and cash equivalents	$366,833	$(219,491)	$147,342
Short-term investments	—	219,491	219,491

Total cash, cash equivalents and short-term investments	366,833	—	366,833
Accounts receivable, net of allowances	69,317	—	69,317
Inventories	20,937	—	20,937
Prepaid expenses and other current assets	10,920	—	10,920

Total current assets	$468,007	$—	$468,007

Below are the line items from our unaudited condensed consolidated statement of cash flows for the nine month period ended September 30, 2015 illustrating the effect of these immaterial revisions (in thousands):

	As Reported	Revisions	As Revised

Net cash provided by operating activities	$87,337	$—	$87,337

Investing activities:
Proceeds from the sale of property and equipment	75	—	75
Purchases of property and equipment	(105,105)	—	(105,105)
Acquisition of intangible assets – capitalized software	(12,678)	—	(12,678)
Purchases of short-term investments	—	(249,688)	(249,688)
Redemptions of short-term investments	—	99,953	99,953
Decrease in restricted cash	20	—	20

Net cash used in investing activities	(117,688)	(149,735)	(267,423)

Net cash provided by financing activities	206,500	—	206,500

Effect of exchange rate changes on cash	570	—	570
Increase (decrease) in cash and cash equivalents	176,719	(149,735)	26,984
Cash and cash equivalents at beginning of period	211,236	(79,941)	131,295

Cash and cash equivalents at end of period	$387,955	$(229,676)	$158,279

2.	Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. We do not expect a material impact of the adoption of this guidance on our financial position, results of operations and cash flows.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing (“ASU 2016-10”) which amends certain aspects of ASU 2014-09, specifically aspects related to identifying performance obligations and implementation guidance for licensing. ASU 2016-10 has the same effective date as ASU 2014-09 and requires adopting ASU 2016-10 by using the same transition method used to adopt ASU 2014-09. We will adopt this guidance as of January 1, 2018 and we expect to apply this standard using the full retrospective method. We are currently evaluating the impact of the adoption of this guidance on our financial position, results of operations and cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends ASC 230, Statement of Cash Flows, the FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

classification of certain cash receipts and payments including debt prepayment or debt extinguishment costs. We will adopt this guidance as of January 1, 2018 and we expect to apply this standard using the full retrospective method. We do not believe adoption of this guidance will have a material effect on our cash flows as we have historically reported debt prepayment and debt extinguishment costs in a manner consistent with ASU 2016-15.

3.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period. The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 8, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Accordingly, the calculation of weighted average shares outstanding as of September 30, 2016 and 2015 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three and nine month periods ended September 30, 2016 and 2015, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2016 and 2015; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2016 and 2015 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Net loss	$(33,273)	$(28,870)	$(97,573)	$(73,734)
Less: Participation rights of the Forward Transactions	—	—	—	—

Undistributed losses	$(33,273)	$(28,870)	$(97,573)	$(73,734)

Weighted-average common shares outstanding-basic and diluted	79,003	78,633	78,864	80,047

Net loss attributable to common stock per share-basic and diluted	$(0.42)	$(0.37)	$(1.24)	$(0.92)

4.	Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of September 30, 2016 and December 31, 2015, all of which were included within the BA segment, were as follows (in thousands):

	September 30,	December 31,
	2016	2015

Work-in-process component parts	$28,159	$13,866
Finished goods	7,431	7,071

Total inventory	$35,590	$20,937

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

5.	Composition of Certain Balance Sheet Accounts

Property and equipment as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30,	December 31,
	2016	2015

Office equipment, furniture, fixtures and other	$47,601	$43,447
Leasehold improvements	42,118	42,318
Airborne equipment	512,262	414,381
Network equipment	166,511	156,890

	768,492	657,036
Accumulated depreciation	(275,267)	(222,546)

Property and equipment, net	$493,225	$434,490

Accrued liabilities as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30,	December 31,
	2016	2015

Employee compensation and benefits	$24,863	$23,668
Airborne equipment and installation costs	19,938	17,503
Airborne partner related accrued liabilities	16,199	11,387
Accrued interest	20,636	4,611
Other	26,945	31,521

Total accrued liabilities	$108,581	$88,690

Other non-current liabilities as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30,	December 31,
	2016	2015

Deferred rent	$36,899	$36,656
Deferred revenue	35,596	20,758
Asset retirement obligations	8,346	7,847
Other	7,036	3,589

Total other non-current liabilities	$87,877	$68,850

6.	Intangible Assets

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

As of September 30, 2016 and December 31, 2015, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Our intangible assets, other than goodwill, as of September 30, 2016 and December 31, 2015 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of September 30, 2016			As of December 31, 2015
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:

Software	2.3	$112,015	$(64,838)	$47,177	$90,925	$(50,760)	$40,165
OEM and dealer relationships	0.3	6,724	(6,499)	225	6,724	(5,995)	729
Service customer relationship	3.5	8,081	(4,519)	3,562	8,081	(3,757)	4,324
Other intangible assets	3.2	1,500	(577)	923	1,500	(178)	1,322

Total amortized intangible assets		128,320	(76,433)	51,887	107,230	(60,690)	46,540

Unamortized intangible assets:

FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$160,603	$(76,433)	$84,170	$139,513	$(60,690)	$78,823

Amortization expense was $6.0 million and $15.8 million, respectively, for the three and nine month periods ended September 30, 2016, and $4.9 million and $13.1 million, respectively, for the comparable prior year periods.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense

2016 (period from October 1 to December 31)	$6,363
2017	$19,759
2018	$13,787
2019	$6,992
2020	$2,109
Thereafter	$2,877

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

7.	Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $2.2 million and $1.8 million, respectively, as of September 30, 2016 and December 31, 2015.

8.	Long-Term Debt and Other Liabilities

Long-term debt as of September 30, 2016 and December 31, 2015 was as follows (in thousands):

	September 30,	December 31,
	2016	2015

Senior Secured Notes	$525,000	$—
Convertible Notes	287,468	274,528
Amended and Restated Senior Term Facility	—	301,503

Total debt	812,468	576,031
Less deferred financing costs	(16,267)	(14,623)
Less current portion of long-term debt	—	(18,835)

Total long-term debt	$796,201	$542,573

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Senior Secured Notes – On June 14, 2016 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) and Gogo Finance Co. Inc. (the “Co-Issuer” and, together with GIH, the “Issuers”), issued $525 million aggregate principal amount of 12.500% senior secured notes due 2022 (the “Senior Secured Notes”) under an Indenture, dated as of June 14, 2016 (the “Indenture”), among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Subsidiary Guarantors” and, together with us, the “Guarantors”), and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). On September 30, 2016 the outstanding principal balance of the Senior Secured Notes was $525.0 million.

Interest on the Senior Secured Notes will accrue at the rate of 12.500% per annum and will be payable semi-annually in arrears on July 1 and January 1, commencing on January 1, 2017. The Senior Secured Notes mature on July 1, 2022.

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

We paid approximately $11.4 million of loan origination fees and financing costs related to the issuance of the Senior Secured Notes, which has been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the Senior Secured Notes using the effective interest method. Total amortization expense was $0.4 million and $0.5 million, respectively, for the three and nine month periods ended September 30, 2016. As of September 30, 2016, the balance of unamortized deferred financing costs related to the Senior Secured Notes was $10.9 million and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 9, “Interest Costs” for additional information.

The Senior Secured Notes are the senior secured indebtedness of the Issuers and are:

•	effectively senior to all of the Issuers’ existing and future senior unsecured indebtedness and the Issuers’ indebtedness secured on a junior priority basis by the same collateral securing the Senior Secured Notes, if any, in each case to the extent of the value of the collateral securing the Senior Secured Notes;

•	effectively senior in right of payment to all of the Issuers’ future indebtedness that is subordinated in right of payment to the Senior Secured Notes;

•	effectively equal in right of payment with the Issuers’ existing and future (i) unsecured indebtedness that is not subordinated in right of payment to the Senior Secured Notes and (ii) indebtedness secured on a junior priority basis by the same collateral securing the Senior Secured Notes, if any, in each case to the extent of any insufficiency in the collateral securing the Senior Secured Notes;

•	structurally senior to all of our existing and future indebtedness, including our Convertible Notes (as defined below); and

•	structurally subordinated to all of the indebtedness and other liabilities of any non-Guarantors (other than the Issuers).

The Senior Secured Notes are guaranteed, on a senior secured basis, by us and all of GIH’s existing and future domestic restricted subsidiaries (other than the Co-Issuer), subject to certain exceptions. The Issuers’ obligations under the Senior Secured Notes are not guaranteed by Gogo International Holdings, LLC, a subsidiary of ours that holds no material assets other than equity interests of our foreign subsidiaries. Each guarantee is a senior secured obligation of such Guarantor and is:

•	effectively senior to all of such Guarantor’s existing and future senior unsecured indebtedness and such Guarantor’s indebtedness secured on a junior priority basis by the same collateral, if any, securing the guarantee of such Guarantor, in each case to the extent of the value of the collateral securing such guarantee;

•	effectively senior in right of payment to all of such Guarantor’s future indebtedness that is subordinated in right of payment to such Guarantor’s guarantee;

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

•	effectively equal in right of payment with all of such Guarantor’s existing and future (i) unsecured indebtedness that is not subordinated in right of payment to such Guarantor’s guarantee, and (ii) indebtedness secured on a junior priority basis by the same collateral, if any, securing the guarantee of such Guarantor, in each case to the extent of any insufficiency in the collateral securing such guarantee; and

•	structurally subordinated to all indebtedness and other liabilities of any non-Guarantor subsidiary of such Guarantor (excluding, in the case of our guarantee, the Issuers).

The Senior Secured Notes and the related guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Issuers’ and the Guarantors’ assets, except for certain excluded assets, including pledged equity interests of the Issuers and all of our existing and future domestic restricted subsidiaries guaranteeing the Senior Secured Notes.

The security interests in certain collateral may be released without the consent of holders of the Senior Secured Notes if such collateral is disposed of in a transaction that complies with the Indenture and related security agreements. In addition, under certain circumstances, we and the Guarantors have the right to transfer certain intellectual property assets that on the Issue Date constitute collateral securing the Senior Secured Notes or the guarantees to a restricted subsidiary organized under the laws of Switzerland, resulting in the release of such collateral without consent of the holders of the Senior Secured Notes.

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

The Issuers may redeem the Senior Secured Notes, in whole or in part, at any time prior to July 1, 2019, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed plus the make-whole premium set forth in the Indenture as of, and accrued and unpaid interest, if any, to (but not including) the applicable redemption date.

The Indenture contains covenants that, among other things, limit the ability of the Issuers and the Subsidiary Guarantors and, in certain circumstances, our ability, to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to the Issuers or make other intercompany transfers; create liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with the Issuers’ affiliates, including us. Most of these covenants will cease to apply if, and for as long as, the Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s.

If we or the Issuers undergo specific types of change of control prior to July 1, 2022, GIH is required to make an offer to repurchase for cash all of the Senior Secured Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the payment date.

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all the then outstanding Senior Secured Notes issued under the Indenture to be due and payable immediately. As of September 30, 2016, no event of default had occurred.

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

As of September 30, 2016 and December 31, 2015, the outstanding principal on the Convertible Notes was $361.9 million for both periods, the unamortized debt discount was $74.4 million and $87.4 million, respectively, and the net carrying amount of the liability component was $287.5 million and $274.5 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our unaudited condensed consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.4 million and $1.0 million, respectively, for the three and nine month periods ended September 30, 2016, and $0.3 million and $0.7 million, respectively, for the comparable prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the balance of unamortized deferred financing costs related to the Convertible Notes was $5.4 million and $6.5 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 9, “Interest Costs” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the nine month periods ended September 30, 2016 or 2015. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

The interest rates applicable to the Tranche B-1 Loans were based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) a London inter-bank offered rate adjusted for statutory reserve requirements (“LIBOR”) (subject to a 1.50% floor) plus an applicable margin of 9.75% per annum, or (ii) an alternate base rate (“Base Rate”) (subject to a 2.50% floor) plus an applicable margin of 8.75% per annum. The interest rates applicable to the Tranche B-2 Loans were based on a fluctuating rate of interest measured by reference, at GBA’s option, to either (i) LIBOR (subject to a 1.00% floor) plus an applicable margin of 6.50% per annum, or (ii) a Base Rate (subject to a 2.00% floor) plus an applicable margin of 5.50% per annum. Immediately prior to the termination, all loans were outstanding as one month LIBOR loans, and the interest rates on the Tranche B-1 Loans and the Tranche B-2 Loans were 11.25% and 7.50%, respectively. We paid customary fees in respect of the Amended and Restated Senior Term Facility.

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

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which were accounted for as deferred financing costs. Total amortization expense of the deferred financing costs was $0.6 million and $1.4 million, respectively, for the three and six month periods ended June 30, 2016, and $0.8 million and $1.5 million in the comparable prior year periods, respectively. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As noted above, deferred financing costs related to the Amended and Restated Senior Term Facility were written off as of June 14, 2016. As of December 31, 2015, the balance of unamortized deferred financing costs related to the Amended and Restated Senior Term Facility was $8.2 million and was included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 9, “Interest Costs” for additional information.

Letters of Credit - We maintain several letters of credit totaling $8.0 million and $7.5 million as of September 30, 2016 and December 31, 2015, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, Illinois; Bensenville, Illinois; Broomfield, Colorado and our former office location in Itasca, Illinois.

9.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three and nine month periods ended September 30, 2016 and 2015 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Interest costs charged to expense	$19,598	$11,635	$42,780	$31,142
Amortization of deferred financing costs	818	1,127	2,981	3,016
Accretion of Convertible Notes	4,432	3,972	12,940	8,472

Interest expense	24,848	16,734	58,701	42,630
Interest costs capitalized to property and equipment	34	45	187	157
Interest costs capitalized to software	279	303	961	940

Total interest costs	$25,161	$17,082	$59,849	$43,727

10.	Leases

Arrangements with Commercial Airlines — Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo service to passengers on the aircraft. Depending on the agreement, we may be responsible for the costs of installing and/or deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second, more prevalent type of connectivity agreement some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions involve the transfer of legal title but have not met sales recognition for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 5, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $7.8 million and $20.7 million, respectively, for the three and nine month

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

periods ended September 30, 2016, and $5.1 million and $13.7 million for the comparable prior year periods, respectively, as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of September 30, 2016, deferred airborne lease incentives of $27.9 million and $135.7 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2015, deferred airborne lease incentives of $21.7 million and $121.7 million, respectively, are included in current and non-current liabilities, in our unaudited condensed consolidated balance sheet.

For the airline agreements where the equipment transactions are treated as operating leases of space, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $10.1 million and $32.3 million, respectively, for the three and nine month periods ended September 30, 2016, and $9.9 million and $30.8 million, respectively, for the comparable prior year periods.

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

Leases and Cell Site Contracts — We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $3.0 million and $8.9 million, respectively, for the three and nine month periods ended September 30, 2016, and $3.4 million and $11.1 million, respectively, for the comparable prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term of up to five years with up to four five-year renewal options. Total cell site rental expense was $2.3 million and $7.0 million, respectively, for the three and nine month periods ended September 30, 2016, and $2.2 million and $6.8 million, respectively, for the comparable prior year periods.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of September 30, 2016 are as follows (in thousands):

Operating
Years ending December 31,	Leases

2016 (period from October 1 to December 31)	$5,243
2017	$19,667
2018	$17,003
2019	$15,868
2020	$14,136
Thereafter	$108,474

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Equipment Leases – We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates in an approximate range of 11% to 14%. As of September 30, 2016 the computer equipment leases were classified as part of office equipment, furniture, and fixtures and other in our unaudited condensed consolidated balance sheet at a gross cost of $3.2 million. As of September 30, 2016 the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $7.5 million. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of September 30, 2016, are as follows (in thousands):

Capital
Years ending December 31,	Leases

2016 (period from October 1 to December 31)	$963
2017	2,909
2018	1,336
2019	183
Thereafter	—

Total minimum lease payments	5,391
Less: Amount representing interest	(507)

Present value of net minimum lease payments	$4,884

The $4.9 million present value of net minimum lease payments as of September 30, 2016 has a current portion of $2.8 million included in the current portion of long-term debt and capital leases and a non-current portion of $2.1 million included in other non-current liabilities.

11.	Commitments and Contingencies

Contractual Commitments - We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of September 30, 2016 commit us to purchase transponder and teleport satellite services totaling approximately $11.9 million in 2016 (October 1 through December 31), $51.5 million in 2017, $43.0 million in 2018, $47.6 million in 2019, $60.6 million in 2020 and $343.0 million thereafter.

We have agreements with various vendors under which we have remaining commitments to purchase satellite-based systems, certifications and development services. Such commitments will become payable as we receive the equipment or certifications, or as development services are provided.

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

Salameno Litigation - On January 29, 2016, Charles Salameno, Maria-Angela Sanzone and John Jensen filed suit against us in the United States District Court for the Eastern District of New York, on behalf of a putative class

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

of national purchasers and a subclass of New York purchasers of our connectivity service, alleging that we violated New York and other consumer protection laws, as well as unjust enrichment, fraud and breach of contract arising from alleged false statements in our marketing materials and alleged data security issues arising from our network design and certain network practices. The suit seeks unspecified damages. We have not accrued any liability because the strength of our defenses and a range of possible loss, if any, cannot be determined at this stage of the litigation. Based on currently available information, we believe that we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows. On May 23, 2016, we filed motions to compel arbitration and dismiss the suit, moving in the alternative to transfer venue and/or dismiss the suit for failure to state a claim. The Court held a hearing on June 30, 2016 where we argued the motions to dismiss and on July 7, 2016 the Court issued its opinion granting our motion to compel arbitration. On August 1, 2016, the Plaintiffs filed a motion asking the Court to reconsider its decision to compel arbitration. On September 15, 2016, the Court denied Plaintiffs’ motion for reconsideration. On October 14, 2016, Plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit. We intend to move to dismiss the appeal for lack of jurisdiction.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Senior Secured Notes, the Convertible Notes and the Amended and Restated Senior Term Facility (when outstanding), which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Senior Secured Notes, Convertible Notes and Amended and Restated Senior Term Facility (when outstanding) by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our September 30, 2016 unaudited condensed consolidated balance sheet, excluding any issuance costs, is the amount that a market participant would be able to lend at September 30, 2016 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Senior Secured Notes and the Convertible Notes. The calculated fair value of our Convertible Notes is highly correlated to our stock price and as a result significant changes to our stock price could have a significant impact on the calculated fair value of our Convertible Notes.

The fair value and carrying value of long-term debt as of September 30, 2016 and December 31, 2015 was as follows (in thousands):

	September 30, 2016		December 31, 2015
	Fair Value (1)	Carrying Value	Fair Value (1)	Carrying Value

Senior Secured Notes	$559,000	$525,000	$—	$—
Convertible Notes	285,000	287,468	352,000	274,528
Amended and Restated Senior Term Facility	—	—	299,000	301,503

(1)	Fair value amounts are rounded to the nearest million.

We have held-to-maturity financial instruments where carrying value approximated fair value. There were no fair value adjustments to these financial instruments during 2016 and 2015.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

13.	Income Tax

The effective income tax rates for the three and nine month periods ended September 30, 2016 were (1.4%) and (1.0%), respectively, and (0.9%) and (1.3%), respectively, for the comparable prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and nine month periods ended September 30, 2016 and 2015 was primarily due to the recording of a valuation allowance against our net deferred tax assets.

We are subject to income taxation in the United States, various states, Canada, Switzerland, Japan, Mexico, Brazil, Singapore and the United Kingdom. With few exceptions, as of September 30, 2016, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2012.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and nine month periods ended September 30, 2016 and 2015. As of September 30, 2016 and December 31, 2015, we did not have a liability recorded for interest or potential penalties.

We do not expect a change in the unrecognized tax benefits within the next 12 months.

14.	Business Segments and Major Customers

We operate our business through three operating segments: Commercial Aviation North America, or “CA-NA”, Commercial Aviation Rest of World, or “CA-ROW” and Business Aviation, or “BA”. See Note 1, “Basis of Presentation” for further information regarding our segments.

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” in our 2015 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. We currently do not generate a material amount of foreign revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. We do not disclose assets outside of the United States as these assets are not material as of September 30, 2016 and December 31, 2015. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

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

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	September 30, 2016
	CA-NA	CA-ROW	BA	Total

Service revenue	$88,534	$7,235	$33,330	$129,099
Equipment revenue	2,191	360	15,617	18,168

Total revenue	$90,725	$7,595	$48,947	$147,267

Segment profit (loss)	$14,509	$(19,924)	$20,655	$15,240

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Three Months Ended
	September 30, 2015
	CA-NA	CA-ROW	BA	Total

Service revenue	$77,673	$3,615	$25,955	$107,243
Equipment revenue	900	1	18,263	19,164

Total revenue	$78,573	$3,616	$44,218	$126,407

Segment profit (loss)	$11,825	$(19,927)	$18,164	$10,062

	For the Nine Months Ended
	September 30, 2016
	CA-NA	CA-ROW	BA	Total

Service revenue	$261,751	$17,213	$96,442	$375,406
Equipment revenue	8,708	731	51,707	61,146

Total revenue	$270,459	$17,944	$148,149	$436,552

Segment profit (loss)	$46,966	$(62,945)	$59,895	$43,916

	For the Nine Months Ended
	September 30, 2015
	CA-NA	CA-ROW	BA	Total

Service revenue	$225,180	$7,328	$71,536	$304,044
Equipment revenue	1,518	1	57,546	59,065

Total revenue	$226,698	$7,329	$129,082	$363,109

Segment profit (loss)	$32,685	$(56,199)	$52,510	$28,996

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

CA-NA segment profit	$14,509	$11,825	$46,966	$32,685
CA-ROW segment loss	(19,924)	(19,927)	(62,945)	(56,199)
BA segment profit	20,655	18,164	59,895	52,510

Total segment profit	15,240	10,062	43,916	28,996
Interest income	852	49	1,064	65
Interest expense	(24,848)	(16,734)	(58,701)	(42,630)
Depreciation and amortization	(26,779)	(22,224)	(76,042)	(61,814)
Amortization of deferred airborne lease incentives (1)	7,765	5,143	20,650	13,740
Stock-based compensation expense	(5,000)	(4,544)	(12,986)	(10,843)
Adjustment to deferred financing costs	—	—	792	—
Loss on extinguishment of debt	—	—	(15,406)	—
Other income (expense)	(34)	(377)	137	(287)

Loss before income taxes	$(32,804)	$(28,625)	$(96,576)	$(72,773)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 10, “Leases” for further information.

Major Customers and Airline Partnerships — During the three and nine month periods ended September 30, 2016 and 2015, no customer accounted for more than 10% of our consolidated revenue. Two airline partners accounted for approximately 25% and 33%, respectively, of consolidated accounts receivable as of September 30, 2016 and December 31, 2015.

Revenue earned through Delta Air Lines and American Airlines (combined with US Airways) accounted for approximately 50% of consolidated revenue for both the three and nine month periods ended September 30, 2016, as compared to 51% and 50%, respectively, for the comparable prior year periods.

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

Compensation cost for the 2016 Omnibus Plan is measured and recognized at fair value, net of forfeitures on a straight-line basis over the applicable vesting period. The fair value of the non-performance awards under the 2016 Omnibus Plan is measured consistently to those of the Stock Plans. See Note 1, “Summary of Significant Accounting Policies” in our 2015 10-K for additional information. The fair value of the performance awards that were granted is estimated using the Monte-Carlo simulation method.

For the nine month period ended September 30, 2016, options to purchase 2,033,879 shares of common stock (of which 374,200 are performance options that include, in addition to the time-based vesting requirements, a vesting condition based on achievement of specified market prices for our common shares) were granted, options to purchase 12,150 shares of common stock were exercised, options to purchase 94,015 (of which 6,300 are performance options) shares of common stock were forfeited, and options to purchase 54,284 shares of common stock expired.

For the nine month period ended September 30, 2016, 876,790 RSUs (of which 157,400 are performance RSUs that include, in addition to the time-based vesting requirements, a vesting condition based on achievement of specified market prices for our common shares) were granted, 240,779 RSUs vested and 86,015 RSUs were forfeited.

For the nine month period ended September 30, 2016, 84,500 shares of restricted stock were granted and 64,113 shares vested. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

For the nine month period ended September 30, 2016, 58,546 DSUs were granted and 5,218 were released.

The employee stock purchase plan (the “ESPP”) allows eligible employees to purchase our common stock through payroll deductions at a price equal to 90% of the lower of the fair market value of the stock as of the beginning or the end of three-month offering periods. Under the ESPP, 424,594 shares were reserved for issuance. For the nine month period ended September 30, 2016, 106,055 shares of common stock were issued under the ESPP.

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Month		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Cost of service revenue	$446	$316	$1,142	$829
Cost of equipment revenue	34	29	78	65
Engineering, design and development	970	846	2,432	1,784
Sales and marketing	1,498	1,220	3,799	2,894
General and administrative	2,052	2,133	5,535	5,271

Total stock-based compensation expense	$5,000	$4,544	$12,986	$10,843

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.1 million and $3.1 million, respectively, for the three and nine month periods ended September 30, 2016, and $0.9 million and $2.6 million, respectively, for the comparable prior year periods.

16.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $11.8 million and $34.5 million, respectively, for the three and nine month periods ended September 30, 2016, respectively, and $12.7 million and $34.6 million, for the comparable prior year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

As the License Agreement is for our exclusive use of a license, which is considered a right to use an intangible asset and thus not property, plant, or equipment, the agreement is not considered a lease for accounting purposes. As such, we recorded the SkySurf one-time payment as an asset in our unaudited condensed consolidated balance sheet at the time of payment. As of September 30, 2016 the one-time payment had balances of $0.1 million included in prepaid expenses and other current assets and $2.1 million included in other non-current assets, respectively, in our unaudited condensed consolidated balance sheet. The one-time payment is being amortized on a straight-line basis over the estimated term of the agreement of 25 years, which includes estimated renewal periods.

Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

Canadian ATG Spectrum
Years ending December 31,	Amortization

2016 (period from October 1 to December 31)	$26
2017	$99
2018	$99
2019	$99
2020	$99
Thereafter	$1,650

Amortization expense totaled less than $0.1 million and $0.1 million, respectively, during the three and nine month periods ended September 30, 2016 and 2015.

The monthly payments are expensed as incurred and totaled approximately $0.3 million and $0.9 million, respectively, during the three and nine month periods ended September 30, 2016, and $0.3 million and $0.8 million, respectively, for the comparable prior year periods.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners or any failure to renew any existing agreements upon expiration or termination;

•	the failure to maintain airline satisfaction with our equipment or our service;

•	any inability to timely and efficiently roll out our 2Ku service, next-gen ATG or other components of our technology roadmap for any reason, including regulatory delays or failures, or delays on the part of any of our suppliers, some of whom are single source, or the failure by our airline partners to roll out equipment upgrades, new services or adopt new technologies in order to support increased network capacity demands;

•	the timing of deinstallation of our equipment from aircraft, including deinstallations resulting from aircraft retirements and other deinstallations permitted by certain airline contract provisions;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to develop or purchase ATG and satellite network capacity sufficient to accommodate current and expected growth in passenger demand in North America and internationally as we expand;

•	our reliance on third-party suppliers, some of whom are single source, for satellite capacity and other services and the equipment we use to provide services to commercial airlines and their passengers and business aviation customers;

•	unfavorable economic conditions in the airline industry and/or the economy as a whole;

•	our ability to expand our international or domestic operations, including our ability to grow our business with current and potential future airline partners;

•	an inability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price, service performance and line-fit availability;

•	our ability to successfully develop and monetize new products and services such as Gogo Vision, Gogo Text & Talk and Gogo TV, including those that were recently released, are currently being offered on a limited or trial basis, or are in various stages of development;

•	our ability to deliver products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the effects, if any, on our business of past or future airline mergers, including the merger of American Airlines and U.S. Airways;

•	the failure of our equipment or material defects or errors in our software resulting in recalls or substantial warranty claims;

•	a future act or threat of terrorism, cyber-security attack or other events that could result in a prohibition or restriction of the use of Wi-Fi enabled devices on aircraft;

•	a revocation of, or reduction in, our right to use licensed spectrum, the availability of other air-to-ground spectrum to a competitor or the repurposing by a competitor of other spectrum for air-to-ground use;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures and equipment failures or malfunctions arising from defects or errors in our software or defects in or damage to our equipment;

•	the limited operating history of our CA-NA and CA-ROW segments;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•	compliance with U.S. and foreign government regulations and standards, including those related to regulation of the Internet, including e-commerce or online video distribution changes, and the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the United States and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims;

•	our ability to protect our intellectual property;

•	breaches of the security of our information technology network, resulting in unauthorized access to our customers’ credit card information or other personal information;

•	any negative outcome or effects of pending or future litigation;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry;

•	the attraction and retention of qualified employees, including key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with anti-corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control;

•	difficulties in collecting accounts receivable; and

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities Exchange Commission (“SEC”) on February 25, 2016 (the “2015 10-K”) and in Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 as filed with the SEC on May 6, 2016 and August 4, 2016, respectively.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2015 10-K and in Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, as filed with the SEC on May 6, 2016 and August 4, 2016, respectively, and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Recent Developments

Air France-KLM selected our 2Ku technology for its existing long-haul fleet, with an option to install 2Ku on additional aircraft in the future. European airline partners now include Air France-KLM, British Airways, Iberia and Virgin Atlantic for a total of nearly 300 aircraft awards.

We announced the development of our next generation air-to-ground network for business and commercial aircraft operating in North America. The network, which will employ both our current licensed ATG spectrum and the unlicensed 2.4 GHz spectrum, is expected to increase peak speeds to the aircraft to 100 Mbps by 2018 and will leverage our existing ground network infrastructure.

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	costs associated with the implementation of, and our ability to implement on a timely basis our technology roadmap, upgrades and installation of our ATG-4, 2Ku, next-gen ATG and other new technologies (including failures or delays on the part of antenna and other single source providers), the roll-out of our satellite services, the potential licensing of additional spectrum, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	costs associated with, and our ability to execute, our international expansion, including modification to our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and, compliance with applicable foreign regulations and expanded operations outside of the U.S.;

•	costs associated with managing a rapidly growing company;

•	the pace and extent of adoption of the Gogo service for use on international commercial aircraft by our current North American airline partners and new international airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners or BA fractional ownership customers;

•	the economic environment and other trends that affect both business and leisure travel;

•	the extent of passengers’, airline partners’ and other aircraft owners’ and operators’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide, changes in technology and competition from current competitors and new market entrants;

•	our ability to enter into and maintain long-term connectivity arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

•	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in laws, regulations and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, and expand our service offerings;

•	changes in laws, regulations and interpretations affecting aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment; and

•	our ability to obtain required foreign telecommunications, aviation and other licenses and approvals necessary for our international operations.

Summary Financial Information

Consolidated revenue was $147.3 million and $436.6 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $126.4 million and $363.1 million, respectively, for the comparable prior year periods. As of September 30, 2016, the CA-NA segment had 2,629 aircraft online to provide the Gogo service as compared with 2,312 as of September 30, 2015. As of September 30, 2016, the BA segment had 5,280 aircraft online with Iridium satellite communications systems and 3,974 Gogo Biz systems online as compared with 5,332 and 3,314, respectively, as of September 30, 2015. The BA segment became a reseller of Inmarsat SwiftBroadband satellite service in 2013 and had 193 systems online as of September 30, 2016 as compared with 98 systems online as of September 30, 2015. As of September 30, 2016, the CA-ROW segment had 256 aircraft online as compared with 160 aircraft as of September 30, 2015.

Key Business Metrics

Our management regularly reviews a number of financial and operating metrics, including the following key operating metrics for the CA-NA, CA-ROW and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies and evaluate forward-looking projections.

Commercial Aviation North America
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Aircraft online (at period end)	2,629	2,312	2,629	2,312
Aircraft equivalents (average during the period)	2,663	2,308	2,599	2,232
Average monthly service revenue per aircraft equivalent (ARPA)	$11,145	$11,218	$11,256	$11,209
Gross passenger opportunity (GPO) (in thousands)	108,351	95,600	298,812	259,725
Total average revenue per session (ARPS)	$11.46	$13.00	$12.43	$12.49
Connectivity take rate	6.5%	5.6%	6.4%	6.2%

Commercial Aviation Rest of World
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Aircraft online (at period end)	256	160	256	160
Aircraft equivalents (average during the period)	209	138	193	121
ARPA	$14,536	$11,945	$12,818	$9,780

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented. We assign aircraft to CA-NA or CA-ROW at the time of contract signing as follows: (i) all aircraft operated by North American airlines and under contract for ATG or ATG-4 service are assigned to CA-NA, (ii) all aircraft operated by North American airlines and under a contract for satellite service are assigned to CA-NA or CA-ROW based on whether the routes flown by such aircraft under the contract are anticipated to be predominantly within or outside of North America at the time the contract is signed, and (iii) all aircraft operated by non-North American airlines and under contract are assigned to CA-ROW.

•	Aircraft equivalents. We define aircraft equivalents for a segment as the total number of commercial aircraft online (as defined above) multiplied by the percentage of flights flown within the scope of that segment, rounded to the nearest whole aircraft and expressed as an average of the month end figures for each month in such period. This methodology takes into account the fact that during a particular period certain aircraft may fly routes outside the scope of the segment to which they are assigned for purposes of the calculation of aircraft online.

•	Average monthly service revenue per aircraft equivalent (“ARPA”). We define ARPA for a segment as the aggregate service revenue plus monthly service fees included as a reduction to cost of service revenue for that segment for the period divided by the number of months in the period, divided by the number of aircraft equivalents (as defined above) for that segment during the period. Prior to the three month period ended March 31, 2016, aircraft online were used as the denominator to calculate ARPA. Beginning with the three month period ended March 31, 2016, ARPA is calculated by using aircraft equivalents as the denominator. We believe the revised ARPA methodology more accurately reflects ARPA by segment because it better reflects the number of aircraft that actually generated the revenue while flying within the scope of each segment during a specific period. ARPA for the CA-NA segment for the three and nine month periods ended September 30, 2015 was originally reported as $11,303 and $11,275, respectively, and has been revised to $11,218 and $11,209, respectively, to reflect the change in methodology.

•	Gross passenger opportunity (“GPO”). We define GPO as the aggregate number of passengers who board commercial aircraft on which Gogo service has been available during the period presented. When available directly from our airline partners, we aggregate actual passenger counts across flights on Gogo-equipped aircraft. When not available directly from our airline partners, we estimate GPO. Estimated GPO is calculated by first estimating the number of flights occurring on each Gogo-equipped aircraft, then multiplying by the number of seats on that aircraft, and finally multiplying by a seat factor that is determined from historical information provided to us in arrears by our airline partners. The estimated number of flights is derived from real-time flight information provided to our front-end systems by Air Radio Inc. (ARINC), direct airline feeds and supplementary third-party data sources. These aircraft-level estimates are then aggregated with actual airline-provided passenger counts to obtain total GPO.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Passenger Connectivity, excluding non-session related revenue, divided by the total number of sessions during the period. A session, or a “use” of Passenger Connectivity, is defined as the use by a unique passenger of Passenger Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives for unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was not material.

Business Aviation
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Aircraft online (at period end)
Satellite	5,473	5,430	5,473	5,430
ATG	3,974	3,314	3,974	3,314
Average monthly service revenue per aircraft online
Satellite	$211	$184	$217	$177
ATG	2,535	2,331	2,521	2,246
Units Sold
Satellite	126	123	367	421
ATG	165	224	558	685
Average equipment revenue per unit sold (in thousands)
Satellite	$45	$44	$44	$41
ATG	54	54	57	54

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units sold. We define units sold as the number of satellite or ATG units for which we recognized revenue during the period. The total number of ATG units shipped was 190 and 595, respectively, for the three and nine month periods ended September 30, 2016 as compared with 224 and 685, respectively, for the prior year periods. Due to the commencement of a new sales program and resulting orders, we deferred the recognition of 25 and 37, respectively, ATG units shipped during the three and nine month periods ended September 30, 2016, as not all revenue recognition criteria were met. We had no such deferrals on our ATG unit shipments in 2015, or in any period on satellite equipment shipments.

•	Average equipment revenue per satellite unit sold. We define average equipment revenue per satellite unit sold as the aggregate equipment revenue earned from all satellite shipments during the period, divided by the number of satellite units sold.

•	Average equipment revenue per ATG unit sold. We define average equipment revenue per ATG unit sold as the aggregate equipment revenue from all ATG shipments during the period, divided by the number of ATG units sold.

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

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$129,099	$107,243	$375,406	$304,044
Equipment revenue	18,168	19,164	61,146	59,065

Total revenue	147,267	126,407	436,552	363,109

Operating expenses:
Cost of service revenue (exclusive of items shown below)	56,365	46,470	164,615	138,030
Cost of equipment revenue (exclusive of items shown below)	10,527	9,813	36,752	29,605
Engineering, design and development	25,835	23,375	72,201	60,807
Sales and marketing	14,874	14,601	46,366	39,678
General and administrative	21,661	21,487	65,038	63,096
Depreciation and amortization	26,779	22,224	76,042	61,814

Total operating expenses	156,041	137,970	461,014	393,030

Operating loss	(8,774)	(11,563)	(24,462)	(29,921)

Other (income) expense:
Interest income	(852)	(49)	(1,064)	(65)
Interest expense	24,848	16,734	58,701	42,630
Loss on extinguishment of debt	—	—	15,406	—
Adjustment of deferred financing costs	—	—	(792)	—
Other (income) expense	34	377	(137)	287

Total other expense	24,030	17,062	72,114	42,852

Loss before income taxes	(32,804)	(28,625)	(96,576)	(72,773)
Income tax provision	469	245	997	961

Net loss	$(33,273)	$(28,870)	$(97,573)	$(73,734)

Three and Nine Months Ended September 30, 2016 and 2015

Revenue:

Revenue by segment and percent change for the three and nine month periods ended September 30, 2016 and 2015 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2016 over
	2016	2015	2015

Service Revenue:
CA-NA	$88,534	$77,673	14.0%
BA	33,330	25,955	28.4%
CA-ROW	7,235	3,615	100.1%

Total Service Revenue	$129,099	$107,243	20.4%

Equipment Revenue:
CA-NA	$2,191	$900	143.4%
BA	15,617	18,263	(14.5%)
CA-ROW	360	1	n/a

Total Equipment Revenue	$18,168	$19,164	(5.2%)

Total Revenue:
CA-NA	$90,725	$78,573	15.5%
BA	48,947	44,218	10.7%
CA-ROW	7,595	3,616	110.0%

Total Revenue	$147,267	$126,407	16.5%

	For the Nine Months		% Change
	Ended September 30,		2016 over
	2016	2015	2015

Service Revenue:
CA-NA	$261,751	$225,180	16.2%
BA	96,442	71,536	34.8%
CA-ROW	17,213	7,328	134.9%

Total Service Revenue	$375,406	$304,044	23.5%

Equipment Revenue:
CA-NA	$8,708	$1,518	473.6%
BA	51,707	57,546	(10.1%)
CA-ROW	731	1	n/a

Total Equipment Revenue	$61,146	$59,065	3.5%

Total Revenue:
CA-NA	$270,459	$226,698	19.3%
BA	148,149	129,082	14.8%
CA-ROW	17,944	7,329	144.8%

Total Revenue	$436,552	$363,109	20.2%

Commercial Aviation North America:

CA-NA revenue increased to $90.7 million and $270.5 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $78.6 million and $226.7 million, respectively, for the prior year periods, primarily due to an increase in service revenue driven by increased Passenger Connectivity revenue. The increase in CA-NA Passenger Connectivity revenue for the three and nine month periods ended September 30, 2016 was primarily due to an increase in the number of aircraft online and an increase in connectivity take rate, offset in part by a decrease in ARPS. GPO increased to 99.7 million and 290.2 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with 95.6 million and 259.7 million, respectively, for the prior year periods, driven by an increase in aircraft online. The connectivity take rate increased to 6.5% and 6.4%, respectively, for the three and nine month periods ended September 30, 2016, as compared with 5.6% and 6.2%, respectively, for the prior year periods, reflecting increased passenger adoption including the impact of third party-paid promotions. Passenger Connectivity sessions totaled 7.0 million and 19.2 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with 5.3 million and 16.0 million, respectively, for the prior year periods. ARPS decreased to $11.46 and $12.43, respectively, for the three and nine month periods ended September 30, 2016, as compared with $13.00 and $12.49, respectively, for the prior year periods, due to shifts in product mix and third party-paid promotions. ARPA decreased 0.7% to $11,145 for the three month period ended September 30, 2016, as compared with $11,218 for the prior year period, while ARPA increased 0.4% to $11,256 for the nine month period ended September 30, 2016 as compared with $11,209 for the prior year period. ARPA increased an estimated 8% and 11%, respectively, for the three and nine month periods ended September 30, 2016, as compared with the prior year periods, excluding aircraft added since the beginning of 2015, which primarily include regional jets and aircraft operated by new airline partners.

A summary of the components of CA-NA’s service revenue for the three and nine month periods ended September 30, 2016 and 2015 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2016 over
	2016	2015	2015

Passenger Connectivity revenue (1)	$84,323	$74,493	13.2%
Passenger Entertainment and CAS revenue	4,211	3,180	32.4%

Total service revenue	$88,534	$77,673	14.0%

	For the Nine Months		% Change
	Ended September 30,		2016 over
	2016	2015	2015

Passenger Connectivity revenue (1)	$250,060	$214,421	16.6%
Passenger Entertainment and CAS revenue	11,691	10,759	8.7%

Total service revenue	$261,751	$225,180	16.2%

(1)	Includes non-session related revenue of $4.0 million and $11.9 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $5.0 million and $13.8 million, respectively, for the prior year periods.

CA-NA Passenger Connectivity revenue increased to $84.3 million and $250.1 million, respectively, for the three and nine month periods ended September 30, 2016 as compared with $74.5 million and $214.4 million, respectively, for the prior year periods due to increases in passenger-paid, third party-paid and airline-paid revenue. Passenger-paid revenue increased due to increases in both individual sessions and subscriptions. Third party-paid revenue increased primarily due to increases in roaming and enterprise revenue. Our airline-paid revenue increased due to new agreements with certain airline partners under which the airlines pay us for specified data usage, including data used by passengers and by airline crew members using connectivity services while in flight.

The increase in Passenger Entertainment and CAS revenue to $4.2 million and $11.7 million, respectively, for the three and nine month periods ended September 30, 2016 as compared with $3.2 million and $10.8 million, respectively, for the prior year periods was driven primarily by increased usage of Passenger Entertainment services under our business-to-business arrangement with one of our airline partners.

CA-NA revenue also increased due to an increase in equipment revenue to $2.2 million and $8.7 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $0.9 million and $1.5 million, respectively, in the prior year periods, due primarily to the signing of contracts with new airline partners under which the equipment transactions qualify for sales treatment.

Business Aviation:

BA revenue increased to $48.9 million and $148.1 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $44.2 million and $129.1 million, respectively, for the prior year periods due to an increase in service revenue offset in part by a decrease in equipment revenue.

BA service revenue increased to $33.3 million and $96.4 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $26.0 million and $71.5 million, respectively, for the prior year periods primarily due to more customers subscribing to our Gogo Biz (ATG) service. The number of ATG aircraft online increased 19.9% to 3,974 as of September 30, 2016 as compared with 3,314 as of September 30, 2015.

BA equipment revenue decreased to $15.6 million and $51.7 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $18.3 million and $57.5 million, respectively, for the prior year periods due to decreases in both ATG and satellite equipment revenue consistent with trends in the overall business aviation market. Additionally, we deferred approximately $2.0 million and $2.8 million, respectively, of revenue from equipment shipped during the three and nine month periods ended September 30, 2016 due to the commencement of a new sales program for GogoBiz 4G and resulting equipment orders. We will recognize this revenue when the GogoBiz 4G equipment is shipped.

Commercial Aviation Rest of World:

We generated $7.2 million and $17.2 million, respectively, of service revenue for the three and nine month periods ended September 30, 2016, as compared with $3.6 million and $7.3 million, respectively, for the prior year periods due to more aircraft online. ARPA for the CA-ROW segment increased to $14,536 and $12,818, respectively, for the three and nine month periods ended September 30, 2016, as compared with $11,945 and $9,780, respectively, for the prior year periods due to increased airline-paid passenger usage.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three and nine month periods ended September 30, 2016 and 2015 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2016 over
	2016	2015	2015

CA-NA	$36,696	$30,817	19.1%
BA	8,374	6,518	28.5%
CA-ROW	11,295	9,135	23.6%

Total	$56,365	$46,470	21.3%

	For the Nine Months		% Change
	Ended September 30,		2016 over
	2016	2015	2015

CA-NA	$107,067	$93,902	14.0%
BA	25,691	18,563	38.4%
CA-ROW	31,857	25,565	24.6%

Total	$164,615	$138,030	19.3%

CA-NA cost of service revenue increased to $36.7 million and $107.1 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $30.8 million and $93.9 million, respectively, for the prior year periods, due to increases in revenue share earned by our airline partners, network operations expenses (including satellite service fees) and aircraft operations expenses. The revenue share increase of $2.6 million and $7.3 million, respectively, for the three and nine month periods ended September 30, 2016, over the prior year periods was primarily driven by the increase in CA-NA service revenue for the current year period. These increases were partially offset by an increase in the amortization of our deferred airborne lease incentives and the recognition of monthly service fees paid to us by certain of our airline partners, both of which reduce our cost of services. See Note 10, “Leases,” in our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives. Revenue share as a percentage of service revenue decreased due to new airline contracts and amendments entered into during 2015 that provide for lower revenue share percentages compared to certain pre-existing contracts.

BA cost of service revenue increased to $8.4 million and $25.7 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $6.5 million and $18.6 million, respectively, for the prior year periods. The increase was primarily due to increased ATG units online and an increase in the average network utilization per ATG unit online which resulted in higher ATG network service costs and, to a lesser extent, an increase in satellite service fees.

CA-ROW cost of service revenue increased to $11.3 million and $31.9 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $9.1 million and $25.6 million, respectively, for the prior year periods, primarily due to increases in network operations expenses (including satellite service fees), aircraft operations expenses, revenue share expense and billing and transaction related expenses as the business continued to grow. These increases were partially offset by the recognition of monthly service fees paid to us by certain of our airline partners and the amortization of our deferred airborne lease incentives, both of which reduce our cost of service. See Note 10, “Leases” in our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives.

We expect cost of service revenue for CA-NA to increase in future periods due to increases in revenue share and transaction expenses as our service revenue continues to increase. We believe that our network related expenses will increase to support the projected increased use and expansion of our network, which will include additional satellite coverage to support and/or supplement service in certain geographical areas. Additionally, we expect our maintenance costs to increase in future periods. Over time, we expect total cost of service revenue in CA-NA to decline as a percentage of total service revenue as we realize efficiencies inherent in the scalability of our business.

As we expand our business internationally, we also expect to incur additional cost of service revenue in CA-ROW, reflecting increased satellite usage and additional revenue share, billing, transaction and network related expenses.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and nine month periods ended September 30, 2016 and 2015 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2016 over
	2016	2015	2015

CA-NA	$1,526	$593	157.3%
BA	8,820	9,220	(4.3%)
CA-ROW	181	—	n/a

Total	$10,527	$9,813	7.3%

	For the Nine Months		% Change
	Ended September 30,		2016 over
	2016	2015	2015

CA-NA	$8,335	$1,395	497.5%
BA	27,986	28,210	(0.8%)
CA-ROW	431	—	n/a

Total	$36,752	$29,605	24.1%

Cost of equipment revenue increased to $10.5 million and $36.8 million, respectively, for the three and nine month periods ended September 30, 2016, respectively, as compared with $9.8 million and $29.6 million, for the prior year periods. The increase occurred primarily within the CA-NA segment due to the signing of equipment sales contracts with new airline partners under which the equipment transactions qualify for sales treatment. We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 10.5% and 18.7%, respectively, to $25.8 million and $72.2 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $23.4 million and $60.8 million, respectively, for the prior year periods due primarily to increases in the CA-NA and CA-ROW segments resulting from higher personnel expense (which includes bonus and stock-based compensation expense) and outside services in connection with the development of next generation products and technologies and STCs.

We expect engineering, design and development expenses to increase in future periods as we continue to execute our technology roadmap, expand internationally and continue to develop next generation products and technologies. Additionally, in the first quarter of 2017 we expect to recognize approximately $9.0 million of expenses related to the completion of the first phase of development of our 2.4GHz solution.

Sales and Marketing Expenses:

Sales and marketing expenses increased 1.9% and 16.9%, respectively, to $14.9 million and $46.4 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $14.6 million and $39.7 million, respectively, for the prior year periods. The increase for the three month period ended September 30, 2016 was due to increases in the BA and CA-ROW segments, offset in part by a decrease in the CA-NA segment. The increase for the nine month period ended September 30, 2016 was due to increases in all three segments due to an increase in personnel expense (which includes bonus and stock-based compensation expense) to support the growth of the business and marketing related activities. Consolidated sales and marketing expenses as a percentage of total consolidated revenue decreased to 10.1% and 10.6%, respectively, for the three and nine month periods ended September 30, 2016, as compared with 11.6% and 10.9%, respectively, for the prior year periods.

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

General and Administrative Expenses:

General and administrative expenses increased 0.8% and 3.1%, respectively, to $21.7 million and $65.0 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $21.5 million and $63.1 million, respectively, for the prior year periods. The increase for the nine month period ended September 30, 2016 was due to increases in the BA and CA-NA segments, while the CA-ROW segment remained relatively flat. Consolidated general and administrative expenses as a percentage of total consolidated revenue decreased to 14.7% and 14.9%, respectively, for the three and nine month periods ended September 30, 2016, as compared with 17.0% and 17.4%, respectively, for the prior year periods.

The increase in the BA segment’s general and administrative expenses for the nine month period ended September 30, 2016 over the prior year period was due primarily to an increase in personnel related expense (which includes bonuses and stock-based compensation expense) to manage the growth of the business and an increase in facility related expenses.

The increase in the CA-NA segment’s general and administrative expenses for the nine month period ended September 30, 2016 over the prior year period was due primarily to an increase in legal expenses and increased personnel related expense (which includes bonus and stock-based compensation expense) offset in part by a decrease in rent expense, as we had overlapping leases in the prior year period.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue.

Segment Profit (Loss):

CA-NA’s segment profit increased 22.7% and 43.7%, respectively, to $14.5 million and $47.0 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $11.8 million and $32.7 million, respectively, for the prior year periods. The increase in CA-NA’s segment profit for the three and nine month periods ended September 30, 2016 was due to increases in service and equipment revenue partially offset by increases in operating expenses, as discussed above.

BA’s segment profit increased 13.7% and 14.1%, respectively, to $20.7 million and $59.9 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $18.2 million and $52.5 million, respectively, for the prior year periods. The increase in BA’s segment profit for the three and nine month periods ended September 30, 2016 was due to increases in service revenue, partially offset by increases in operating expenses and a decrease in equipment revenue, as discussed above.

CA-ROW’s segment loss remained flat for the three month period ended September 30, 2016 as compared with the prior year period, while segment loss increased 12.0% to $62.9 million for the nine month period ended September 30, 2016, as compared with $56.2 million for the prior year period. The increase in CA-ROW’s segment loss for the nine month period ended September 30, 2016 was due to an increase in operating expenses, offset in part by an increase in service and equipment revenue, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 20.5% and 23.0%, respectively, to $26.8 million and $76.0 million, respectively, for the three and nine month periods ended September 30, 2016, as compared with $22.2 million and $61.8 million, respectively, for the prior year periods, due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments, as well as leasehold improvements and furniture and fixtures associated with our new office facilities.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive satellite-based equipment on aircraft and further expand our ground and satellite networks.

Other (Income) Expense:

Other (income) expense and percent change for the three and nine month periods ended September 30, 2016 and 2015 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2016 over
	2016	2015	2015

Interest income	$(852)	$(49)	1,638.8%
Interest expense	24,848	16,734	48.5%
Other expense	34	377	(91.0%)

Total	$24,030	$17,062	40.8%

	For the Nine Months		% Change
	Ended September 30,		2016 over
	2016	2015	2015

Interest income	$(1,064)	$(65)	1,536.9%
Interest expense	58,701	42,630	37.7%
Loss on extinguishment of debt	15,406	—	n/a
Adjustment to deferred financing costs	(792)	—	n/a
Other (income) expense	(137)	287	n/a

Total	$72,114	$42,852	68.3%

Total other expense was $24.0 million and $72.1 million, respectively, for the three and nine month periods ended September 30, 2016, as compared to $17.1 million and $42.9 million, respectively, for the prior year periods. The increase in interest expense was due to higher average debt levels outstanding and higher average interest rates incurred during the current year as compared with the prior year. The increase in interest expense during the three month period ended September 30, 2016 resulted from the issuance of the Senior Secured Notes (as defined below) in June 2016. The increase in interest expense for the nine month period ended September 30, 2016 as compared to the prior year period, was due to the issuance of the Senior Secured Notes in June 2016 as well as the issuance of the Convertible Notes (as defined below) in March 2015. Interest expense also increased due to accretion expense and amortization of deferred financing costs associated with the Senior Secured Notes and Convertible Notes. These increases in interest expense were partially offset by less interest expense associated with the Amended and Restated Senior Term Facility as a result of it being repaid in full in June 2016. Additionally, other expense for the nine month period ended September 30, 2016 included the loss on extinguishment of debt of $15.4 million associated with the repayment of all outstanding amounts under the Amended and Restated Senior Term Facility, while we had no such activity in the prior year. These increases were slightly offset by an increase in interest income due to higher average cash balances in 2016 as compared with 2015. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information. See Note 9, “Interest Costs,” in our unaudited condensed consolidated financial statements for additional information related to our interest expense.

We expect our interest expense to increase in 2016 as compared with 2015 due to higher average debt outstanding and higher average interest rates in 2016 as compared to 2015 as a result of the issuance of the Senior Secured Notes in June 2016 and Convertible Notes in March 2015. Interest expense will also increase due to the amortization of deferred financing fees associated with the Senior Secured Notes and a full year of accretion expense and amortization of deferred financing fees associated with the Convertible Notes. These increases will be partially offset by the extinguishment of the Amended and Restated Senior Term Facility in June 2016. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information.

Income Taxes:

The effective income tax rate for the three and nine month periods ended September 30, 2016 was (1.4%) and (1.0%), respectively, as compared with (0.9%) and (1.3%), respectively, for the prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and nine month periods ended September 30, 2016 and 2015 was primarily due to the recording of a valuation allowance against our net deferred tax assets.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(33,273)	$(28,870)	$(97,573)	$(73,734)
Interest expense	24,848	16,734	58,701	42,630
Interest income	(852)	(49)	(1,064)	(65)
Income tax provision	469	245	997	961
Depreciation and amortization	26,779	22,224	76,042	61,814

EBITDA	17,971	10,284	37,103	31,606
Stock-based compensation expense	5,000	4,544	12,986	10,843
Amortization of deferred airborne lease incentives	(7,765)	(5,143)	(20,650)	(13,740)
Loss on extinguishment of debt	—	—	15,406	—
Adjustment of deferred financing costs	—	—	(792)	—

Adjusted EBITDA	$15,206	$9,685	$44,053	$28,709

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(43,653)	$(23,538)	$(128,694)	$(117,783)
Change in deferred airborne lease incentives (2)	330	6,614	8,674	22,632
Amortization of deferred airborne lease incentives (2)	7,697	5,078	20,458	13,569
Landlord incentives	—	59	—	14,963

Cash CAPEX	$(35,626)	$(11,787)	$(99,562)	$(66,619)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives and related amortization associated with STCs for the three and nine month periods ended September 30, 2016 and 2015 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months
	Ended September 30,
	2016	2015

Net cash provided by operating activities	$45,148	$87,337
Net cash used in investing activities	(247,708)	(267,423)
Net cash provided by financing activities	202,426	206,500
Effect of foreign exchange rate changes on cash	(378)	570

Net increase (decrease) in cash and cash equivalents	(512)	26,984
Cash and cash equivalents at the beginning of period	147,342	131,295

Cash and cash equivalents at the end of period	$146,830	$158,279

Revisions - As discussed in Note 1, “Basis of Presentation,” during the three months ended September 30, 2016, we determined that it was necessary to revise the presentation of our investments in U.S. Treasury bills as short-term investments, rather than as cash and cash equivalents, in the unaudited condensed consolidated balance sheets. As such, changes in our short-term investments are included in cash flows from investing activities in our unaudited condensed consolidated statements of cash flows.

Below are the line items from our unaudited condensed consolidated balance sheet as of December 31, 2015 illustrating the effect of these immaterial revisions (in thousands):

	As Reported	Revisions	As Revised

Current assets:
Cash and cash equivalents	$366,833	$(219,491)	$147,342
Short-term investments	—	219,491	219,491

Total cash, cash equivalents and short-term investments	366,833	—	366,833
Accounts receivable, net of allowances	69,317	—	69,317
Inventories	20,937	—	20,937
Prepaid expenses and other current assets	10,920	—	10,920

Total current assets	$468,007	$—	$468,007

Below are the line items from our unaudited condensed consolidated statement of cash flows for the nine month period ended September 30, 2015 illustrating the effect of these immaterial revisions (in thousands):

	As Reported	Revisions	As Revised

Net cash provided by operating activities	$87,337	$—	$87,337

Investing activities:
Proceeds from the sale of property and equipment	75	—	75
Purchases of property and equipment	(105,105)	—	(105,105)
Acquisition of intangible assets – capitalized software	(12,678)	—	(12,678)
Purchases of short-term investments	—	(249,688)	(249,688)
Redemptions of short-term investments	—	99,953	99,953
Decrease in restricted cash	20	—	20

Net cash used in investing activities	(117,688)	(149,735)	(267,423)

Net cash provided by financing activities	206,500	—	206,500

Effect of exchange rate changes on cash	570	—	570
Increase (decrease) in cash and cash equivalents	176,719	(149,735)	26,984
Cash and cash equivalents at beginning of period	211,236	(79,941)	131,295

Cash and cash equivalents at end of period	$387,955	$(229,676)	$158,279

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

Senior Secured Notes:

On June 14, 2016 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) and Gogo Finance Co. Inc. (the “Co-Issuer” and, together with GIH, the “Issuers”), issued $525 million aggregate principal amount of Senior Secured Notes due 2022 (the “Senior Secured Notes”) under an Indenture, dated as of June 14, 2016 (the “Indenture”), among the Issuers, we, as guarantor, certain subsidiaries of GIH, as guarantors (the “Subsidiary Guarantors” and, together with us, the “Guarantors”), and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). On September 30, 2016 the outstanding principal balance of the Senior Secured Notes was $525.0 million.

Interest on the Senior Secured Notes will accrue at the rate of 12.500% per annum and will be payable semi-annually in arrears on July 1 and January 1, commencing on January 1, 2017. The Senior Secured Notes mature on July 1, 2022.

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

We paid approximately $11.4 million of loan origination fees and financing costs related to the issuance of the Senior Secured Notes, which has been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the Senior Secured Notes using the effective interest method. Total amortization expense was $0.4 million and $0.5 million for the three and nine month periods ended September 30, 2016, respectively. As of September 30, 2016, the balance of unamortized deferred financing costs related to the Senior Secured Notes was $10.9 million and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 9, “Interest Costs” for additional information.

The Senior Secured Notes are the senior secured indebtedness of the Issuers and are:

•	effectively senior to all of the Issuers’ existing and future senior unsecured indebtedness and the Issuers’ indebtedness secured on a junior priority basis by the same collateral securing the Senior Secured Notes, if any, in each case to the extent of the value of the collateral securing the Senior Secured Notes;

•	effectively senior in right of payment to all of the Issuers’ future indebtedness that is subordinated in right of payment to the Senior Secured Notes;

•	effectively equal in right of payment with the Issuers’ existing and future (i) unsecured indebtedness that is not subordinated in right of payment to the Senior Secured Notes and (ii) indebtedness secured on a junior priority basis by the same collateral securing the Senior Secured Notes, if any, in each case to the extent of any insufficiency in the collateral securing the Senior Secured Notes;

•	structurally senior to all of our existing and future indebtedness, including our Convertible Notes; and

•	structurally subordinated to all of the indebtedness and other liabilities of any non-Guarantors (other than the Issuers).

The Senior Secured Notes are guaranteed, on a senior secured basis, by us and all of GIH’s existing and future domestic restricted subsidiaries (other than the Co-Issuer), subject to certain exceptions. The Issuers’ obligations under the Senior Secured Notes are not guaranteed by Gogo International Holdings, LLC, a subsidiary of ours that holds no material assets other than equity interests of our foreign subsidiaries. Each guarantee is a senior secured obligation of such Guarantor and is:

•	effectively senior to all of such Guarantor’s existing and future senior unsecured indebtedness and such Guarantor’s indebtedness secured on a junior priority basis by the same collateral, if any, securing the guarantee of such Guarantor, in each case to the extent of the value of the collateral securing such guarantee;

•	effectively senior in right of payment to all of such Guarantor’s future indebtedness that is subordinated in right of payment to such Guarantor’s guarantee;

•	effectively equal in right of payment with all of such Guarantor’s existing and future (i) unsecured indebtedness that is not subordinated in right of payment to such Guarantor’s guarantee, and (ii) indebtedness secured on a junior priority basis by the same collateral, if any, securing the guarantee of the Guarantor, in each case to the extent of any insufficiency in the collateral securing such guarantee; and

•	structurally subordinated to all indebtedness and other liabilities of any non-Guarantor subsidiary of such Guarantor (excluding, in the case of our guarantee, the Issuers).

The Senior Secured Notes and the related guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Issuers’ and the Guarantors’ assets, except for certain excluded assets, including pledged equity interests of the Issuers and all of our existing and future domestic restricted subsidiaries guaranteeing the Senior Secured Notes.

The security interests in certain collateral may be released without the consent of holders of the Senior Secured Notes if such collateral is disposed of in a transaction that complies with the Indenture and related security agreements. In addition, under certain circumstances, we and the Guarantors have the right to transfer certain intellectual property assets that on the Issue Date constitute collateral securing the Senior Secured Notes or the guarantees to a restricted subsidiary organized under the laws of Switzerland, resulting in the release of such collateral without the consent of holders of the Senior Secured Notes.

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

The Issuers may redeem the Senior Secured Notes, in whole or in part, at any time prior to July 1, 2019, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed plus the make-whole premium set forth in the Indenture as of, and accrued and unpaid interest, if any, to (but not including) the applicable redemption date.

The Indenture contains covenants that, among other things, limit the ability of the Issuers and the Subsidiary Guarantors and, in certain circumstances, our ability, to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to the Issuers or make other intercompany transfers; create liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with the Issuers’ affiliates, including us. Most of these covenants will cease to apply if, and for as long as, the Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s.

If we or the Issuers undergo specific types of change of control prior to July 1, 2022, GIH is required to make an offer to repurchase for cash all of the Senior Secured Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the payment date.

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all the then outstanding Senior Secured Notes issued under the Indenture to be due and payable immediately. As of September 30, 2016, no event of default had occurred.

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

As of September 30, 2016 and December 31, 2015, the outstanding principal on the Convertible Notes was $361.9 million for both periods, the unamortized debt discount was $74.4 million and $87.4 million, respectively, and the net carrying amount of the liability component was $287.5 million and $274.5 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our unaudited condensed consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.4 million and $1.0 million for the three and nine month periods ended September 30, 2016, respectively, and $0.3 million and $0.7 million, respectively for the comparable prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the balance of unamortized deferred financing costs related to the Convertible Notes was $5.4 million and $6.5 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 9, “Interest Costs” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the nine month periods ended September 30, 2016 or 2015. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

See Note 8, “Long-Term Debt and Other Liabilities,” for more information regarding the Amended and Restated Senior Term Facility.

Letters of Credit:

We maintain several letters of credit totaling $8.0 million and $7.5 million as of September 30, 2016 and December 31, 2015, respectively. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our existing office locations in Chicago, Illinois; Bensenville, Illinois; Broomfield, Colorado and our former office location in Itasca, Illinois.

Liquidity:

Although we can provide no assurances, we currently believe that cash, cash equivalents and short-term investments on hand as of September 30, 2016 will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including installing our ATG-4 and Ku equipment on certain aircraft operated by our airline partners, costs related to international expansion, costs associated with launching and installing our 2Ku technology and costs associated with developing our 2.4GHz next-generation ATG solution. Excluding the impact of the IPO, the Amended and Restated Senior Term Facility, the Convertible Notes and the Senior Secured Notes, we have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenue in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to international expansion and execution of our current technology roadmap, including 2Ku, 2.4GHz ATG and other potential future technologies. We currently believe that cash on hand (including short-term investments) and cash flows provided by operating activities and, if necessary, additional equity financings or the incurrence of additional debt will be sufficient to meet our liquidity needs in the longer-term, including our continued international expansion and execution of our current technology roadmap. The Indenture governing our Senior Secured Notes contains covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Additionally, the Indenture governing the Senior Secured Notes limits the amount of cash GIH and its subsidiaries may distribute to us, including cash distributed to us to pay interest on the Convertible Notes or to pay any interest on indebtedness incurred, or dividends on preferred stock issued, by us to refinance, replace, renew or refund the Convertible Notes. Further, market conditions may limit our access to additional sources of equity or debt financing. As a result, we may be unable to finance growth of our business to the extent that our cash on hand (including short-term investments) and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of our equity or through permitted incurrences of debt by us or by GIH and its subsidiaries.

Cash flows provided by (used in) Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Nine Months
	Ended September 30,
	2016	2015

Net loss	$(97,573)	$(73,734)
Non-cash charges and credits	121,812	86,840
Changes in operating assets and liabilities	20,909	74,231

Net cash provided by (used in) operating activities	$45,148	$87,337

For the nine month period ended September 30, 2016, cash provided by operating activities was $45.1 million as compared with cash provided by operating activities of $87.3 million for the prior year period. The principal contributors to the change in operating cash flows were:

•	A $53.3 million change in cash flows related to operating assets and liabilities resulting from:

•	A decrease in cash flows due to the following:

•	Changes in CA-NA’s deferred rent due to the increase in deferred rent balances during the first quarter of 2015 resulting from the commencement of new facilities leases during 2014, while deferred rent balances remained relatively consistent during 2016;

•	Changes in all three segments’ prepaid expenses and other current assets. The change in CA-NA and CA-ROW was due to payments on development services during 2016 while no such activities occurred in 2015 and the timing of payment on satellite services. The change in BA was due to deposit payments made on certain inventory items during the first quarter of 2016, while no such payments were made in 2015, and an increase in deferred cost of equipment associated with the commencement of a new sales program in 2016;

•	Changes in BA’s inventory due to an increase in equipment purchases during 2016, while inventory balances remained relatively consistent during 2015;

•	Changes in CA-ROW’s deferred airborne lease incentives due to more installations during 2015 as compared with 2016;

•	Changes in all three segments’ accrued liabilities primarily due to the timing of payments;

•	Changes in CA-ROW’s accounts receivable due to the increase in accounts receivable balances as a result of an increase in activities;

•	Changes in CA-NA’s other non-current assets and liabilities due to an increase in deferred cost of equipment associated with one of our airline partners that did not meet all the criteria for a sale; and

•	Offset in part by an increase in cash flows due to the following:

•	An increase in accrued interest expense resulting from the issuance of the Senior Secured Notes;

•	Changes in CA-NA’s and BA’s AP due primarily to the timing of payments;

•	Changes in CA-NA’s and BA’s AR due to the timing of collections;

•	Changes in CA-NA’s deferred airborne lease incentives due to more installations during 2016 as compared with 2015.

•	Offset in part by a $11.1 million increase in net loss adjusted for non-cash charges and credits.

We anticipate cash flows from changes in operating assets and liabilities to be positively impacted in 2016 by increases in deferred airborne lease incentives, which we estimate will range from $40 million to $50 million for the year ending December 31, 2016.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “—Capital Expenditures” below. Additionally, cash used in investing activities includes net changes in our short-term investments of $119.2 million and $149.7 million for the nine month periods ended September 30, 2016 and 2015, respectively.

Cash flows provided by Financing Activities:

Cash provided by financing activities for the nine month period ended September 30, 2016 was $202.4 million primarily due to the issuance of $525.0 million of Senior Secured Notes, partially offset by repayment in full of the Amended and Restated Credit Agreement totaling $310.1 million (including the early prepayment penalty of approximately $8.6 million), the payment of debt issuance costs for the Senior Secured Notes of $10.6 million and capital lease payments of $1.9 million.

Cash provided by financing activities for the nine month period ended September 30, 2015 was $206.5 million primarily due to proceeds from the issuance of the Convertible Notes of $361.9 million and proceeds from the exercise of stock options of $4.1 million, partially offset by payments associated with the Forward Transactions of $140.0 million, the payment of debt issuance costs for the Convertible Notes of $10.7 million and payments on our debt facilities and capital leases of $8.8 million.

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

Capital expenditures for the nine month periods ended September 30, 2016 and 2015 were $128.7 million and $117.8 million, respectively. The increase in capital expenditures was due to an increase in airborne equipment purchases, network spending and capitalized software, offset in part by the build out of our new office location in Chicago, IL in 2015 as we had no such activities in the current year.

We anticipate that capital spending for the year ending December 31, 2016 will exceed capital spending in 2015 and estimate that capital expenditures for 2016 will range from $150 million to $185 million as we increase the number of airborne equipment installations including 2Ku, continue to execute our international expansion strategy and upgrade certain aircraft operated by our airline partners to ATG-4 and 2Ku. We expect our capital expenditures, net of deferred airborne lease incentives, which we estimate will range from $40 million to $50 million, to range from $110 million to $135 million for the year ending December 31, 2016. We anticipate that capital spending for the year ending December 31, 2017 will range from $220 million to $265 million as we increase the number of airborne equipment installations including 2Ku, continue to execute our international expansion strategy and upgrade certain aircraft operated by our airline partners to 2Ku. We expect our capital expenditures, net of deferred airborne lease incentives, which we estimate will range from $80 million to $100 million, to range from $140 million to $165 million for the year ending December 31, 2017. We anticipate that capital spending for the year ending December 31, 2018 will range from $315 million to $400 million as we increase the number of airborne equipment installations including 2Ku, continue to execute our international expansion strategy and upgrade certain aircraft operated by our airline partners to 2Ku. We expect our capital expenditures, net of deferred airborne lease incentives, which we estimate will range from $145 million to $195 million, to range from $170 million to $205 million for the year ending December 31, 2018. We are evaluating the possibility of accelerating 2Ku installations in 2017 and 2018 which would further increase our capital expenditures. Our expected ranges of capital expenditures for the years ending December 31, 2016, 2017 and 2018 does not include approximately $50 million of investment required for the 2.4GHz ATG network buildout.

Contractual Commitments:

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of September 30, 2016 commit us to purchase transponder and teleport satellite services totaling approximately $11.9 million in 2016 (October 1 through December 31), $51.5 million in 2017, $43.0 million in 2018, $47.6 million in 2019, $60.6 million in 2020 and $343.0 million thereafter.

We have agreements with various vendors under which we have remaining commitments to purchase satellite-based systems, certifications and development services. Such commitments will become payable as we receive the equipment or certifications, or as development services are provided.

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

Our exposure to market risk is currently confined to our cash and cash equivalents and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of September 30, 2016 and December 31, 2015 primarily included amounts in bank checking accounts, U.S. Treasuries, and Money Market Funds. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

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

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. Our cash and cash equivalents as of September 30, 2016 and December 31, 2015 included amounts in bank checking accounts and liquid certificates of deposit. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio would have reduced interest income for the three and nine month periods ended September 30, 2016 and 2015 by immaterial amounts.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

On January 29, 2016, Charles Salameno, Maria-Angela Sanzone and John Jensen filed suit against us in the United States District Court for the Eastern District of New York, on behalf of a putative class of national purchasers and a subclass of New York purchasers of our connectivity service, alleging that we violated New York and other consumer protection laws, as well as unjust enrichment, fraud and breach of contract arising from alleged false statements in our marketing materials and alleged data security issues arising from our network design and certain network practices. The suit seeks unspecified damages. We have not accrued any liability because the strength of our defenses and a range of possible loss, if any, cannot be determined at this stage of the litigation. Based on currently available information, we believe that we have strong defenses and intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows. On May 23, 2016, we filed motions to compel arbitration and dismiss the suit, moving in the alternative to transfer venue and/or dismiss the suit for failure to state a claim. The Court held a hearing on June 30, 2016 where we argued the motions to dismiss and on July 7, 2016 the Court issued its opinion granting our motion to compel arbitration. On August 1, 2016, the Plaintiffs filed a motion asking the Court to reconsider its decision to compel arbitration. On September 15, 2016, the Court denied Plaintiffs’ motion for reconsideration. On October 14, 2016, Plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit. We intend to move to dismiss the appeal for lack of jurisdiction.

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

Except as set forth in Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 as filed with the SEC on May 6, 2016 and August 4, 2016, respectively, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sales of Unregistered Securities

None.

b)	Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

a) As discussed in Note 1, “Basis of Presentation,” during the three months ended September 30, 2016, we determined that it was necessary to revise the presentation of our investments in U.S. Treasury bills as short-term investments, rather than as cash and cash equivalents, in the unaudited condensed consolidated balance sheets. As such, changes in our short-term investments are included in cash flows from investing activities in our unaudited condensed consolidated statements of cash flows.

Below are the line items from our unaudited condensed consolidated balance sheet as of December 31, 2014 illustrating the effect of these immaterial revisions (in thousands):

	As Reported	Revisions	As Revised

Current assets:
Cash and cash equivalents	$211,236	$(79,941)	$131,295
Short-term investments	—	79,941	79,941

Total cash, cash equivalents and short-term investments	211,236	—	211,236
Accounts receivable, net of allowances	48,509	—	48,509
Inventories	21,913	—	21,913
Prepaid expenses and other current assets	13,236	—	13,236

Total current assets	$294,894	$—	$294,894

Our cash and cash equivalent balances as revised are $113.2 million and $170.2 million, respectively, as of March 31, 2016 and 2015, $129.9 million and $162.3 million, respectively, as of June 30, 2016 and 2015 and $158.3 million as of September 30, 2015. Our short-term investments as revised are $199.5 million and $229.9 million, respectively, as of March 31, 2016 and 2015, $378.7 million and $229.8 million, respectively, as of June 30, 2016 and 2015 and $229.7 million as of September 30, 2015.

Below are the line items from our unaudited condensed consolidated statements of cash flows illustrating the effect of these immaterial revisions (in thousands):

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	As reported	Revision	As Revised	As reported	Revision	As Revised

Net cash provided by operating activities	$24,361	$—	$24,361	$65,950	$—	$65,950

Investing activities:
Proceeds from the sale of property and equipment	1	—	1	—	—	—
Purchases of property and equipment	(71,048)	—	(71,048)	(85,655)	—	(85,655)
Acquisition of intangible assets – capitalized software	(13,993)	—	(13,993)	(8,590)	—	(8,590)
Acquisition of short-term investments	—	(259,068)	(259,068)	—	(169,866)	(169,866)
Redemption of short-term investments	—	99,886	99,886	—	19,996	19,996
(Increase) decrease in restricted cash	(14)	—	(14)	19	—	19

Net cash used in investing activities	(85,054)	(159,182)	(244,236)	(94,226)	(149,870)	(244,096)

Net cash provided by financing activities	202,694	—	202,694	209,040	—	209,040

Effect of exchange rate changes on cash	(233)	—	(233)	117	—	117
Increase (decrease) in cash and cash equivalents	141,768	(159,182)	(17,414)	180,881	(149,870)	31,011
Cash and cash equivalents at beginning of period	366,833	(219,491)	147,342	211,236	(79,941)	131,295

Cash and cash equivalents at end of period	$508,601	$(378,673)	$129,928	$392,117	$(229,811)	$162,306

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	As reported	Revision	As Revised	As reported	Revision	As Revised

Net cash provided by (used in) operating activities	$(2,408)	$—	$(2,408)	$33,606	$—	$33,606

Investing activities:
Proceeds from the sale of property and equipment	1	—	1	—	—	—
Purchases of property and equipment	(31,015)	—	(31,015)	(52,610)	—	(52,610)
Acquisition of intangible assets – capitalized software	(6,411)	—	(6,411)	(4,253)	—	(4,253)
Acquisition of short-term investments	—	—	—	—	(149,910)	(149,910)
Redemption of short-term investments	—	19,985	19,985	—	—	—
(Increase) decrease in restricted cash	(14)	—	(14)	19	—	19

Net cash used in investing activities	(37,439)	19,985	(17,454)	(56,844)	(149,910)	(206,754)

Net cash provided by (used in) financing activities	(14,135)	—	(14,135)	211,869	—	211,869

Effect of exchange rate changes on cash	(180)	—	(180)	189	—	189
Increase (decrease) in cash and cash equivalents	(54,162)	19,985	(34,177)	188,820	(149,910)	38,910
Cash and cash equivalents at beginning of period	366,833	(219,491)	147,342	211,236	(79,941)	131,295

Cash and cash equivalents at end of period	$312,671	$(199,506)	$113,165	$400,056	$(229,851)	$170,205

	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
	As reported	Revision	As Revised	As reported	Revision	As Revised

Net cash provided by operating activities	$104,856	$—	$104,856	$28,972	$—	$28,972

Investing activities:
Proceeds from the sale of property and equipment	75	—	75	32	—	32
Purchases of property and equipment	(135,201)	—	(135,201)	(132,098)	—	(132,098)
Acquisition of intangible assets – capitalized software	(17,947)	—	(17,947)	(17,465)	—	(17,465)
Acquisition of short-term investments	—	(369,402)	(369,402)	—	(119,924)	(119,924)
Redemption of short-term investments	—	229,852	229,852	—	39,983	39,983
Increase in restricted cash	(192)	—	(192)	(2,500)	—	(2,500)

Net cash used in investing activities	(153,265)	(139,550)	(292,815)	(152,031)	(79,941)	(231,972)

Net cash provided by financing activities	203,221	—	203,221	67,995	—	67,995

Effect of exchange rate changes on cash	785	—	785	(42)	—	(42)
Increase (decrease) in cash and cash equivalents	155,597	(139,550)	16,047	(55,106)	(79,941)	(135,047)
Cash and cash equivalents at beginning of period	211,236	(79,941)	131,295	266,342	—	266,342

Cash and cash equivalents at end of period	$366,833	$(219,491)	$147,342	$211,236	$(79,941)	$131,295

Note 19, “Parent Company Condensed Financial Statements,” as disclosed in our 10-K was also impacted by the revisions as summarized below:

	As of December 31, 2015			As of December 31, 2014
	As reported	Revision	As Revised	As reported	Revision	As Revised

Assets:
Cash and cash equivalents	$251,482	$(179,593)	$71,889	$113,949	$(39,958)	$73,991
Short-term investments	—	179,593	179,593	—	39,958	39,958

Cash, cash equivalents and short-term investments	251,482	—	251,482	113,949	—	113,949
Investments and advance with subsidiaries	95,076	—	95,076	90,725	—	90,725

Total assets	$346,558	$—	$346,558	$204,674	$—	$204,674

	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
	As reported	Revision	As Revised	As reported	Revision	As Revised

Net cash used in operating activities	$(6,719)	$—	$(6,719)	$(212)	$—	$(212)

Investing activities:
Net cash provided by (used in) investing activities – investments and advances with subsidiaries	(71,964)	—	(71,964)	(62,832)	—	(62,832)
Acquisition of short-term investments	—	(329,503)	(329,503)	—	(79,941)	(79,941)
Redemption of short-term investments	—	189,868	189,868	—	39,983	39,983

Net cash used in investing activities	(71,964)	(139,635)	(211,599)	(62,832)	(39,958)	(102,790)

Net cash provided by financing activities	216,216	—	216,216	3,065	—	3,065

Increase (decrease) in cash and cash equivalents	137,533	(139,635)	(2,102)	(59,979)	(39,958)	(99,937)
Cash and cash equivalents at beginning of period	113,949	(39,958)	73,991	173,928	—	173,928

Cash and cash equivalents at end of period	$251,482	$(179,593)	$71,889	$113,949	$(39,958)	$73,991

b) None.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.
Date: November 3, 2016
/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Norman Smagley
Norman Smagley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)