Form 10-Q
period 2017-03-31
Gogo Inc.
filed 2017-05-04
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 28, 2017, 86,411,968 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$105,929	$117,302
Short-term investments	333,275	338,477

Total cash, cash equivalents and short-term investments	439,204	455,779
Accounts receivable, net of allowances of $538 and $499, respectively	76,665	73,743
Inventories	51,235	50,266
Prepaid expenses and other current assets	17,152	24,942

Total current assets	584,256	604,730

Non-current assets:
Property and equipment, net	542,438	519,810
Intangible assets, net	87,192	85,175
Goodwill	620	620
Long-term restricted cash	7,273	7,773
Other non-current assets	48,291	28,088

Total non-current assets	685,814	641,466

Total assets	$1,270,070	$1,246,196

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$37,890	$31,689
Accrued liabilities	110,880	132,055
Accrued airline revenue share	14,606	15,521
Deferred revenue	36,052	32,722
Deferred airborne lease incentives	33,136	36,277
Current portion of long-term debt and capital leases	2,961	2,799

Total current liabilities	235,525	251,063

Non-current liabilities:
Long-term debt	875,199	800,715
Deferred airborne lease incentives	114,115	135,879
Deferred tax liabilities	8,581	8,264
Other non-current liabilities	113,299	90,668

Total non-current liabilities	1,111,194	1,035,526

Total liabilities	1,346,719	1,286,589

Commitments and contingencies (Note 11)	—	—
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2017 and December 31, 2016; 86,683,161 and 86,529,907 shares issued at March 31, 2017 and December 31, 2016, respectively; and 86,411,968 and 86,295,870 shares outstanding at March 31, 2017 and December 31, 2016, respectively	9	9
Additional paid-in-capital	884,020	879,135
Accumulated other comprehensive loss	(1,937)	(2,163)
Accumulated deficit	(958,741)	(917,374)

Total stockholders’ deficit	(76,649)	(40,393)

Total liabilities and stockholders’ deficit	$1,270,070	$1,246,196

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2017	2016
Revenue:
Service revenue	$146,495	$118,720
Equipment revenue	18,911	23,026

Total revenue	165,406	141,746

Operating expenses:
Cost of service revenue (exclusive of items shown below)	64,813	54,854
Cost of equipment revenue (exclusive of items shown below)	11,648	13,748
Engineering, design and development	36,264	21,648
Sales and marketing	14,395	14,742
General and administrative	22,549	20,989
Depreciation and amortization	30,435	24,357

Total operating expenses	180,104	150,338

Operating loss	(14,698)	(8,592)

Other (income) expense:
Interest income	(545)	(46)
Interest expense	26,943	16,296
Adjustment of deferred financing costs	—	(869)
Other (income) expense	38	(174)

Total other expense	26,436	15,207

Loss before income taxes	(41,134)	(23,799)
Income tax provision	233	307

Net loss	$(41,367)	$(24,106)

Net loss attributable to common stock per share—basic and diluted	$(0.52)	$(0.31)

Weighted average number of shares—basic and diluted	79,139	78,738

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months
	Ended March 31,
	2017	2016
Net loss	$(41,367)	$(24,106)
Currency translation adjustments	226	412

Comprehensive loss	$(41,141)	$(23,694)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2017	2016
Operating activities:
Net loss	$(41,367)	$(24,106)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	30,435	24,357
Loss on asset disposals/abandonments	2,165	277
Deferred income taxes	317	210
Stock-based compensation expense	4,330	4,198
Amortization of deferred financing costs	896	1,168
Accretion and amortization of debt discount and premium	4,508	4,196
Changes in operating assets and liabilities:
Accounts receivable	(2,872)	(1,491)
Inventories	(969)	(1,033)
Prepaid expenses and other current assets	8,296	(9,826)
Accounts payable	1,094	(18)
Accrued liabilities	(4,697)	(6,333)
Deferred airborne lease incentives	3,559	7,606
Deferred revenue	2,586	5,222
Deferred rent	(370)	517
Accrued airline revenue share	(918)	181
Accrued interest	(20,867)	(3,397)
Other non-current assets and liabilities	(173)	(4,136)

Net cash used in operating activities	(14,047)	(2,408)

Investing activities:
Proceeds from the sale of property and equipment	—	1
Purchases of property and equipment	(63,655)	(31,015)
Acquisition of intangible assets—capitalized software	(7,953)	(6,411)
Purchases of short-term investments	(109,439)	—
Redemptions of short-term investments	114,641	19,985
Increase in restricted cash	—	(14)

Net cash used in investing activities	(66,406)	(17,454)

Financing activities:
Proceeds from the issuance of senior secured notes	70,200	—
Payment of issuance costs	(1,120)	—
Payments on capital leases	(697)	(585)
Payments on amended and restated credit agreement	—	(13,846)
Stock-based compensation activity	555	296

Net cash provided by (used in) financing activities	68,938	(14,135)

Effect of exchange rate changes on cash	142	(180)
Decrease in cash and cash equivalents	(11,373)	(34,177)
Cash and cash equivalents at beginning of period	117,302	147,342

Cash and cash equivalents at end of period	$105,929	$113,165

Supplemental Cash Flow Information:
Cash paid for interest	$42,698	$14,557
Cash paid for taxes	9	14
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$49,043	$29,747
Purchases of property and equipment paid by commercial airlines	3,408	4,162
Purchases of property and equipment under capital leases	1,155	79
Acquisition of intangible assets in current liabilities	1,534	1,698
Asset retirement obligation incurred and adjustments	425	294

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Business - Gogo Inc. (“we”, “us”, “our”) is a holding company, which through its operating subsidiaries is a provider of in-flight connectivity and wireless in-cabin digital entertainment solutions. We operate through the following three segments: Commercial Aviation North America or “CA-NA”, Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”. Services provided by our CA-NA and CA-ROW businesses include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi-enabled devices; and Connected Aircraft Services (“CAS”), which offer airlines connectivity for various operations and currently include, among others, real-time credit card transaction processing, electronic flight bags and real-time weather information. Services are provided by CA-NA on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. CA-ROW provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American-based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) on which our international service is provided. BA provides in-flight Internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service, Passenger Entertainment, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017 (the “2016 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

We have one class of common stock outstanding as of March 31, 2017 and December 31, 2016.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). This pronouncement outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the FASB issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the annual reporting periods. We will adopt this guidance as of January 1, 2018 and we expect to apply this standard using the full retrospective method. During 2016, we established a project team responsible for assessment and implementation of this guidance. While we are continuing to evaluate the impact of the adoption of this guidance on our consolidated financial statements, based on our analysis to date we currently believe that the measurement and timing of recognition of revenue from certain of our

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

commercial aviation and business aviation customers will be impacted. Certain of our commercial airline and business aviation contracts provide service revenue that varies based on usage by passengers and our airline partners. The adoption of this guidance will require consideration as to whether service revenue under such contracts is considered an optional purchase of goods or services, or is considered variable consideration. We are continuing to assess the treatment of costs to obtain or fulfill a contract with a customer, including costs to obtain Supplemental Type Certificates issued by the FAA that are required to install our equipment on aircraft (“STCs”), which may require capitalization and amortization over the anticipated service period. Recognition of our up-front activation fees may be accelerated as the incurrence of such fees does not contain a future material right or otherwise significantly influence whether a customer would renew its service contract. In addition, penalties will be accounted for as a reduction of revenue that will be recognized at the time the related performance obligation is satisfied. We are still assessing the impact of these changes to our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that records most leases on the balance sheet. ASU 2016-02 also aligns certain underlying principles of the new lessor model with those in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the FASB’s new revenue recognition standard. Furthermore, ASU 2016-02 eliminates the required use of bright-line tests used in current GAAP for determining lease classification. It also requires lessors to provide additional transparency into their exposure to the changes in value of their residual assets and how they manage that exposure. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. We will adopt this as guidance as of January 1, 2019 and we are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”), which amends the guidance on extinguishing financial liabilities for certain prepaid stored-value products by requiring that entities that sell prepaid stored-value products recognize breakage proportionally as the prepaid stored-value product is being redeemed rather than immediately upon sale of the product. If an entity is unable to estimate breakage, the amount would be recognized when the likelihood becomes remote that the holder will exercise the remaining rights. Entities are required to reassess their estimates of breakage each reporting period. Any change in this estimate would be accounted for as a change in an accounting estimate. An entity that recognizes breakage is required to disclose the methodology used to recognize breakage and significant judgments made in applying the breakage methodology. ASU 2016-04 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We can apply ASU 2016-04 by using either a modified retrospective transition approach or a full retrospective transition approach. We will adopt this as guidance as of January 1, 2018 and we are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends ASC 230, Statement of Cash Flows, the FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the classification of certain cash receipts and payments including debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We will adopt this guidance as of January 1, 2018 and we expect to apply this standard using the full retrospective method. We do not believe adoption of this guidance will have a material effect on our cash flows as we have historically reported debt prepayment and debt extinguishment costs in a manner consistent with ASU 2016-15.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash – A Consensus of the FASB Emerging Issues Task Force, (“ASU 2016-18”), which amends ASC 230, Statement of Cash Flows, to clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 is effective for annual

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We will adopt this guidance as of January 1, 2018 and do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating Step-2 from the goodwill impairment test. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will adopt this guidance as of our annual goodwill impairment test in October 2017 and do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

3.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period. The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 8, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Accordingly, the calculation of weighted average shares outstanding as of March 31, 2017 and 2016 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three month periods ended March 31, 2017 and 2016, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2017 and 2016; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2017 and 2016 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2017	2016
Net loss	$(41,367)	$(24,106)
Less: Participation rights of the Forward Transactions	—	—

Undistributed losses	$(41,367)	$(24,106)

Weighted-average common shares outstanding-basic and diluted	79,139	78,738

Net loss attributable to common stock per share-basic and diluted	$(0.52)	$(0.31)

4.	Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of March 31, 2017 and December 31, 2016, all of which were included within the BA segment, were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Work-in-process component parts	$39,162	$39,150
Finished goods	12,073	11,116

Total inventory	$51,235	$50,266

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

5.	Composition of Certain Balance Sheet Accounts

Property and equipment as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Office equipment, furniture, fixtures and other	$51,699	$49,529
Leasehold improvements	42,173	42,143
Airborne equipment	585,675	557,196
Network equipment	175,329	168,121

	854,876	816,989
Accumulated depreciation	(312,438)	(297,179)

Property and equipment, net	$542,438	$519,810

Other non-current assets as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Deferred cost of equipment revenue	$32,456	$14,159
Deposits on satellite and airborne equipment	12,694	10,800
Other	3,141	3,129

Total other non-current assets	$48,291	$28,088

Accrued liabilities as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Employee compensation and benefits	$13,696	$21,008
Airborne equipment and installation costs	27,476	22,442
Airborne partner related accrued liabilities	17,809	14,307
Accrued interest	19,569	40,436
Other	32,330	33,862

Total accrued liabilities	$110,880	$132,055

Other non-current liabilities as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Deferred revenue	$61,183	$38,976
Deferred rent	36,182	36,538
Asset retirement obligations	9,126	8,527
Other	6,808	6,627

Total other non-current liabilities	$113,299	$90,668

6.	Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets. Intangible assets with indefinite lives and goodwill are not amortized, but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of our indefinite-lived intangible assets and goodwill during the fourth quarter of each fiscal year. We also reevaluate the useful life of the indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The results of our annual indefinite-lived intangible assets and goodwill impairment assessments in the fourth quarter of 2016 indicated no impairment.

As of March 31, 2017 and December 31, 2016, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Our intangible assets, other than goodwill, as of March 31, 2017 and December 31, 2016 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of March 31, 2017			As of December 31, 2016
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	2.4	$126,700	$(75,559)	$51,141	$118,836	$(70,127)	$48,709
Service customer relationship	3.0	8,081	(5,026)	3,055	8,081	(4,773)	3,308
Other intangible assets	1.7	1,500	(787)	713	1,500	(682)	818
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,667)	57

Total amortized intangible assets		143,005	(88,096)	54,909	135,141	(82,249)	52,892
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$175,288	$(88,096)	$87,192	$167,424	$(82,249)	$85,175

Amortization expense was $5.8 million and $4.6 million, respectively, for the three month periods ended March 31, 2017 and 2016.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Expense
Years ending December 31,
2017 (period from April 1 to December 31)	$17,903
2018	$18,150
2019	$10,008
2020	$3,504
2021	$1,519
Thereafter	$3,825

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

7.	Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $2.6 million as of both March 31, 2017 and December 31, 2016.

8.	Long-Term Debt and Other Liabilities

Long-term debt as of March 31, 2017 and December 31, 2016 was as follows (in thousands):

	March 31,	December 31,
	2017	2016
Senior Secured Notes	$595,027	$525,000
Convertible Notes	296,705	292,024

Total debt	891,732	817,024
Less deferred financing costs	(16,533)	(16,309)

Total long-term debt	$875,199	$800,715

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Senior Secured Notes – On June 14, 2016 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (the “Co-Issuer” and, together with GIH, the “Issuers”), issued $525 million aggregate principal amount of 12.500% senior secured notes due 2022 (the “Original Senior Secured Notes”) under an Indenture, dated as of June 14, 2016 (the “Indenture”), among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Subsidiary Guarantors” and, together with us, the “Guarantors”), and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). On January 3, 2017, the Issuers issued $65 million aggregate principal amount of additional senior secured notes due 2022 (the “Additional Notes”). The Additional Notes were issued at a price equal to 108% of their face value resulting in gross proceeds of $70.2 million. We refer to the Original Senior Secured Notes and the Additional Notes collectively as the “Senior Secured Notes.”

As of March 31, 2017 and December 31, 2016 the outstanding principal balance of the Senior Secured Notes was $590.0 million and $525.0 million, respectively. The unamortized debt premium was $5.0 million as of March 31, 2017 and the net carrying amount was $595.0 million as of March 31, 2017. The net carrying amount was $525.0 million as of December 31, 2016.

Interest on the Senior Secured Notes accrues at the rate of 12.500% per annum and is payable semi-annually in arrears on July 1 and January 1, commencing on January 1, 2017 (other than the Additional Notes, for which interest payments commence on July 1, 2017). The Senior Secured Notes mature on July 1, 2022. The Additional Notes have the same terms as the Original Senior Secured Notes, except with respect to the issue date and issue price, and are treated as a single series for all purposes under the Indenture and the security documents that govern the Additional Notes and the Original Senior Secured Notes.

We paid approximately $11.4 million and $2.0 million, respectively, of loan origination fees and financing costs related to the issuance of the Original Senior Secured Notes and the Additional Notes, which have been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the Senior Secured Notes using the effective interest method. Total amortization expense was $0.5 million for the three month period ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the balance of unamortized deferred financing costs related to the Senior Secured Notes was $11.8 million and $11.2 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 9, “Interest Costs” for additional information.

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

The Senior Secured Notes are guaranteed, on a senior secured basis, by us and all of GIH’s existing and future domestic restricted subsidiaries (other than the Co-Issuer), subject to certain exceptions. The Issuers’ obligations under the Senior Secured Notes are not guaranteed by Gogo International Holdings, LLC, a subsidiary of ours that holds no material assets other than equity interests in our foreign subsidiaries. Each guarantee is a senior secured obligation of such Guarantor and is:

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

On or after July 1, 2019, the Issuers may, at their option, at any time or from time to time, redeem any of the Senior Secured Notes in whole or in part. The Senior Secured Notes will be redeemable at the following redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, to (but not including) the redemption date (subject to the right of holders of record on the relevant regular record date on or prior to the redemption date to receive interest due on an interest payment date), if redeemed during the twelve-month period commencing on July 1 of the following years:

Redemption
Year	Price
2019	106.250%
2020	103.125%
2021 and thereafter	100.000%

In addition, at any time prior to July 1, 2019, the Issuers may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price of 112.500% of the principal amount redeemed, plus accrued and unpaid interest, if any, to (but not including) the date of redemption; provided, however, that Senior Secured Notes representing at least 65% of the principal amount of the Senior Secured Notes remain outstanding immediately after each such redemption.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding Senior Secured Notes issued under the Indenture to be due and payable immediately. As of March 31, 2017, no event of default had occurred.

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

The $361.9 million of proceeds received from the issuance of the Convertible Notes was initially allocated between long-term debt (the liability component) at $261.9 million and additional paid-in-capital (the equity component) at $100.0 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the Convertible Notes, which will result in additional non-cash interest expense being recognized in the unaudited condensed consolidated statements of operations through the Convertible Notes maturity date (see Note 9, “Interest Costs” for additional information). The effective interest rate on the Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2017 and December 31, 2016, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $65.2 million and $69.9 million, respectively, and the net carrying amount of the liability component was $296.7 million and $292.0 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our unaudited condensed consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2017 and 2016. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, the balance of unamortized deferred financing costs related to the Convertible Notes was $4.7 million and $5.1 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 9, “Interest Costs” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the three month period ended March 31, 2017. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

On June 14, 2016 the outstanding principal balance of $287.7 million, together with accrued and unpaid interest, was paid in full, and the Amended and Restated Senior Term Facility was terminated in accordance with its terms on such date (subject to the survival of provisions expressly stated therein to survive the termination thereof). Additionally, we paid the voluntary prepayment premium of 3.0% or $8.6 million and wrote off all of the remaining unamortized deferred financing costs of $6.8 million. Both of these items are included in loss on extinguishment of debt in our unaudited condensed consolidated financial statements. See Note 6, “Long-Term Debt and Other Liabilities,” in our 2016 10-K for additional information on the Amended and Restated Senior Term Facility.

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which were accounted for as deferred financing costs. Total amortization expense of the deferred financing costs was $0.8 million for the three month period ended March 31, 2016. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As noted above, deferred financing costs related to the Amended and Restated Senior Term Facility were written off as of June 14, 2016.

Restricted Cash - Our restricted cash balances were $7.9 million as of both March 31, 2017 and December 31, 2016 and primarily consist of letters of credit. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

9.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of our interest costs for the three month periods ended March 31, 2017 and 2016 (in thousands):

	For the Three Months
	Ended March 31,
	2017	2016
Interest costs charged to expense	$21,539	$10,932
Amortization of deferred financing costs	896	1,168
Accretion of debt discount on Convertible Notes	4,681	4,196
Amortization of debt premium on Senior Secured Notes	(173)	—

Interest expense	26,943	16,296
Interest costs capitalized to property and equipment	4	71
Interest costs capitalized to software	358	282

Total interest costs	$27,305	$16,649

10.	Leases

Arrangements with Commercial Airlines — Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo service to passengers on the aircraft. Depending on the agreement, we may be responsible for the costs of installing and/or deinstalling the equipment. Under one type of connectivity agreement we maintain legal title to our equipment; however, under a second, more prevalent type of connectivity agreement, some of our airline partners make an upfront payment and take legal title to such equipment. The majority of the equipment transactions involve the transfer of legal title but have not met sales recognition for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment. We account for these equipment transactions as operating leases of space for our equipment on the aircraft. The assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 5, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $9.3 million and $5.6 million, respectively, for the three month periods ended March 31, 2017 and 2016, as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of March 31, 2017, deferred airborne lease incentives of $33.1 million and $114.1 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2016, deferred airborne lease incentives of $36.3 million and $135.9 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. The decrease in our deferred airborne lease incentives is due primarily to the transition in the accounting treatment for one of our airline agreements from an operating lease in the prior year period to a sale in the current quarter due to specific provisions elected by the airline.

For the airline agreements where the equipment transactions are treated as operating leases of space, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $8.9 million and $11.4 million, respectively, for the three month periods ended March 31, 2017 and 2016.

A contract with one of our airline partners requires us to provide the airline partner with cash rebates of $1.8 million in June 2017 and June 2018.

Leases and Cell Site Contracts — We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $3.0 million for both of the three month periods ended March 31, 2017 and 2016. Additionally, we have operating leases with wireless service

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term with various renewal options. Total cell site rental expense was $2.3 million for both of the three month periods ended March 31, 2017 and 2016.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of March 31, 2017, are as follows (in thousands):

Operating
Years ending December 31,	Leases
2017 (period from April 1 to December 31)	$15,013
2018	$17,673
2019	$16,580
2020	$14,490
2021	$14,247
Thereafter	$94,973

Equipment Leases – We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates in an approximate range of 8% to 14%. As of March 31, 2017 and December 31, 2016 the computer equipment leases were classified as part of office equipment, furniture, and fixtures and other in our unaudited condensed consolidated balance sheet at a gross cost of $5.1 million and $3.9 million, respectively. As of March 31, 2017 and December 31, 2016, the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $7.5 million and $7.5 million, respectively. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of March 31, 2017, are as follows (in thousands):

Capital
Years ending December 31,	Leases
2017 (period from April 1 to December 31)	$2,801
2018	2,020
2019	1,009
2020	39
Thereafter	—

Total minimum lease payments	5,869
Less: Amount representing interest	(618)

Present value of net minimum lease payments	$5,251

The $5.3 million present value of net minimum lease payments as of March 31, 2017 has a current portion of $3.0 million included in the current portion of long-term debt and capital leases and a non-current portion of $2.3 million included in other non-current liabilities.

11.	Commitments and Contingencies

Contractual Commitments - We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of March 31, 2017 commit us to purchase transponder and teleport satellite services totaling approximately $55.0 million in 2017 (April 1 through December 31), $58.6 million in 2018, $61.2 million in 2019, $68.2 million in 2020, $60.2 million in 2021 and $279.6 million thereafter.

We have agreements with various vendors under which we have remaining commitments to purchase satellite-based systems, certifications and development services. Such commitments will become payable as we receive the equipment or certifications, or as development services are provided.

Damages and Penalties - We have entered into a number of agreements with our airline partners that require us to provide a credit or pay penalties or liquidated damages to our airline partners if we are unable to install our equipment on aircraft by specified timelines or fail to comply with service level commitments. The maximum amount of future credits or payments we could be required to make under these agreements is uncertain because the amount of future credits or payments is based on certain variable inputs.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Senior Secured Notes and the Convertible Notes, which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Senior Secured Notes and Convertible Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment used in the calculations of fair value on our March 31, 2017 unaudited condensed consolidated balance sheet, excluding any issuance costs, is the amount that a market participant would be willing to lend at March 31, 2017 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Senior Secured Notes and the Convertible Notes. The calculated fair value of our Convertible Notes is highly correlated to our stock price and as a result significant changes to our stock price could have a significant impact on the calculated fair value of our Convertible Notes.

The fair value and carrying value of long-term debt as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017			December 31, 2016
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Senior Secured Notes	$668,000	$595,027	(2)	$572,000	$525,000
Convertible Notes	301,000	296,705	(3)	275,000	292,024	(3)

(1)	Fair value amounts are rounded to the nearest million.
(2)	Carrying value of the Senior Secured Notes includes unamortized debt premium of $5.0 million as of March 31, 2017. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.
(3)	Carrying value of the Convertible Notes excludes unamortized debt discount of $65.2 million and $69.9 million, respectively, as of March 31, 2017 and December 31, 2016. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We have held-to-maturity financial instruments where carrying value approximates fair value. There were no fair value adjustments to these financial instruments during 2017 and 2016.

13.	Income Tax

The effective income tax rates for the three month periods ended March 31, 2017 and 2016 were (0.6%) and (1.3%), respectively. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three month periods ended March 31, 2017 and 2016 was primarily due to the recording of a valuation allowance against our net deferred tax assets.

We are subject to income taxation in the United States, various states within the United States, Canada, Switzerland, Japan, Mexico, Brazil, Singapore, the United Kingdom, Hong Kong and Australia. With few exceptions, as of March 31, 2017, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2013.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three month periods ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, we did not have a liability recorded for interest or potential penalties.

We do not expect a change in the unrecognized tax benefits within the next 12 months.

14.	Business Segments and Major Customers

We operate our business through three operating segments: Commercial Aviation North America, or “CA-NA”, Commercial Aviation Rest of World, or “CA-ROW” and Business Aviation, or “BA”. See Note 1, “Basis of Presentation,” for further information regarding our segments.

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in our 2016 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. We currently do not generate a material amount of foreign revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. We do not disclose assets outside of the United States as these assets are not material as of March 31, 2017 and December 31, 2016. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	March 31, 2017
	CA-NA	CA-ROW	BA	Total
Service revenue	$97,145	$9,368	$39,982	$146,495
Equipment revenue	1,671	918	16,322	18,911

Total revenue	$98,816	$10,286	$56,304	$165,406

Segment profit (loss)	$11,159	$(26,555)	$26,115	$10,719

	For the Three Months Ended
	March 31, 2016
	CA-NA	CA-ROW	BA	Total
Service revenue	$83,409	$4,602	$30,709	$118,720
Equipment revenue	3,638	3	19,385	23,026

Total revenue	$87,047	$4,605	$50,094	$141,746

Segment profit (loss)	$13,816	$(19,720)	$20,223	$14,319

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2017	2016
CA-NA segment profit	$11,159	$13,816
CA-ROW segment loss	(26,555)	(19,720)
BA segment profit	26,115	20,223

Total segment profit	10,719	14,319
Interest income	545	46
Interest expense	(26,943)	(16,296)
Depreciation and amortization	(30,435)	(24,357)
Amortization of deferred airborne lease incentives (1)	9,348	5,644
Stock-based compensation expense	(4,330)	(4,198)
Adjustment to deferred financing costs	—	869
Other income (expense)	(38)	174

Loss before income taxes	$(41,134)	$(23,799)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 10, “Leases,” for further information.

Major Customers and Airline Partnerships — During the three month periods ended March 31, 2017 and 2016, no customer accounted for more than 10% of our consolidated revenue. One airline partner accounted for approximately 13% and 18%, respectively, of consolidated accounts receivable as of March 31, 2017 and December 31, 2016.

Revenue earned through Delta Air Lines and American Airlines accounted for approximately 48% and 49%, respectively, of consolidated revenue for the three month periods ended March 31, 2017 and 2016.

15.	Employee Retirement and Postretirement Benefits

Stock-Based Compensation — As of March 31, 2017, we had three stock-based employee compensation plans (“Stock Plans”). See Note 11, “Stock-Based Compensation,” in our 2016 10-K for further information regarding these plans. Most of our equity grants are awarded on an annual basis. The annual grants occurred in the first quarter of 2017 whereas they had occurred in the second quarter in prior years.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the three month period ended March 31, 2017, options to purchase 1,531,118 shares of common stock (of which 427,160 are options that contain a market condition, in addition to the time-based vesting requirements) were granted, options to purchase 36,587 shares of common stock were exercised, options to purchase 216,328 (of which 20,200 options contain a market condition) shares of common stock were forfeited, and options to purchase 31,017 shares of common stock expired.

For the three month period ended March 31, 2017, 785,402 Restricted Stock Units (“RSUs”) (of which 207,667 are RSUs that contain a market condition, in addition to the time-based vesting requirements) were granted, 22,965 RSUs vested and 41,991 RSUs (of which 5,400 contained a market condition) were forfeited.

For the three month period ended March 31, 2017, 52,910 shares of restricted stock were granted and 22,393 shares vested. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

For the three month period ended March 31, 2017, 21,132 DSUs were granted and none were released.

The employee stock purchase plan (the “ESPP”) allows eligible employees to purchase our common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or the end of three-month offering periods. Under the ESPP, 424,594 shares were reserved for issuance. For the three month period ended March 31, 2017, 48,657 shares of common stock were issued under the ESPP.

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2017	2016
Cost of service revenue	$458	$335
Cost of equipment revenue	37	26
Engineering, design and development	850	728
Sales and marketing	749	1,130
General and administrative	2,236	1,979

Total stock-based compensation expense	$4,330	$4,198

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.6 million and $1.1 million, respectively, for the three month periods ended March 31, 2017 and 2016.

16.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $22.1 million and $11.9 million, respectively, for the three month periods ended March 31, 2017 and 2016. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

17.	Canadian ATG Spectrum License

On July 17, 2012, Industry Canada issued to our Canadian subsidiary a subordinate license that allows us to use the Canadian ATG spectrum of which SkySurf Canada Communications Inc. (“SkySurf”) is the primary licensee. On July 24, 2012 we entered into a subordinate license agreement (the “License Agreement”) with SkySurf and on August 14, 2012 the agreement commenced. The License Agreement provides for our exclusive rights to use SkySurf’s ATG spectrum licenses in Canada. For additional information, see Note 16, “Canadian ATG Spectrum License,” in our 2016 10-K.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

Canadian ATG Spectrum
Years ending December 31,	Amortization
2017 (period from April 1 to December 31)	$74
2018	$98
2019	$98
2020	$98
2021	$98
Thereafter	$1,521

Amortization expense totaled less than $0.1 million during both of the three month periods ended March 31, 2017 and 2016.

The monthly payments are expensed as incurred and totaled approximately $0.3 million during both of the three month periods ended March 31, 2017 and 2016.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners or any failure to renew any existing agreements upon expiration or termination;

•	the failure to maintain airline satisfaction with our equipment or our service;

•	any inability to timely and efficiently deploy our 2Ku service or develop and deploy our next-generation ATG solution or other components of our technology roadmap for any reason, including regulatory delays or failures, or delays on the part of any of our suppliers, some of whom are single source, or the failure by our airline partners to roll out equipment upgrades, new services or adopt new technologies in order to support increased network capacity demands;

•	the timing of deinstallation of our equipment from aircraft, including deinstallations resulting from aircraft retirements and other deinstallations permitted by certain airline contract provisions;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to develop or purchase ATG and satellite network capacity sufficient to accommodate current and expected growth in passenger demand in North America and internationally as we expand;

•	our reliance on third-party suppliers, some of whom are single source, for satellite capacity and other services and the equipment we use to provide services to commercial airlines and their passengers and business aviation customers;

•	unfavorable economic conditions in the airline industry and/or the economy as a whole;

•	our ability to expand our international or domestic operations, including our ability to grow our business with current and potential future airline partners;

•	an inability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price, service performance and line-fit availability;

•	our ability to successfully develop and monetize new products and services such as Gogo Vision and Gogo TV, including those that were recently released, are currently being offered on a limited or trial basis, or are in various stages of development;

•	our ability to certify and install our equipment and deliver our products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the failure of our equipment or material defects or errors in our software resulting in recalls or substantial warranty claims;

•	a revocation of, or reduction in, our right to use licensed spectrum, the availability of other air-to-ground spectrum to a competitor or the repurposing by a competitor of other spectrum for air-to-ground use;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures and equipment failures or malfunctions arising from defects or errors in our software or defects in or damage to our equipment;

•	the limited operating history of our CA-ROW segment;

•	our ability to transition from the retail model to the airline directed model in CA and changes in contracts with our airline partners may arise in connection with such transition;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•	compliance with U.S. and foreign government regulations and standards, including those related to regulation of the Internet, including e-commerce or online video distribution changes, and the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the United States and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims;

•	our ability to protect our intellectual property;

•	breaches of the security of our information technology network, resulting in unauthorized access to our customers’ credit card information or other personal information;

•	any negative outcome or effects of future litigation;

•	our substantial indebtedness;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry, including changes or developments affecting the ability of passengers or airlines to use our in-flight connectivity services, including the recent U.S. and U.K. bans on the use of certain personal devices such as laptops and tablets on certain aircraft flying certain routes;

•	a future act or threat of terrorism, cyber-security attack or other events that could result in adverse regulatory changes or developments as referenced above, or otherwise adversely affect our business and industry;

•	our ability to attract and retain qualified employees, including key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with anti-corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control;

•	difficulties in collecting accounts receivable; and

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities Exchange Commission (“SEC”) on February 27, 2017 (the “2016 10-K”) and in Item 1A of this Quarterly Report on Form 10-Q.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2016 10-K and Item 1A in this Quarterly Report on Form 10-Q, and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to “years” or “fiscal” are for fiscal years ended December 31. See “— Results of Operations.”

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

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	costs associated with the implementation of, and our ability to implement on a timely basis, our technology roadmap, upgrades and installation of our ATG-4, 2Ku, next generation ATG and other new technologies (including failures or delays on the part of antenna and other equipment developers and providers, some of which are single source, or delays in obtaining STCs), the roll-out of our satellite services, the potential licensing of additional spectrum, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	costs associated with, and our ability to execute, our international expansion, including modifications of our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and, our ability to obtain and comply with foreign telecommunications, aviation and other licenses and approvals necessary for our international operations;

•	costs associated with managing a rapidly growing company;

•	costs associated with, and our ability to obtain, sufficient capacity for heavily-trafficked areas in the United States, the costs of which we may have to commit to well in advance;

•	the pace and extent of adoption of our service for use on international commercial aircraft by our current North American airline partners and new international airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners or BA fractional ownership customers;

•	the economic environment and other trends that affect both business and leisure travel;

•	the extent of passengers’, airline partners’ and other aircraft owners’ and operators’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide, changes in technology and competition from current competitors and new market entrants;

•	our ability to enter into and maintain long-term connectivity arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

•	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in domestic or foreign laws, regulations or policies resulting from the 2016 elections that affect our business or the business of our customers and suppliers;

•	changes in laws, regulations and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, and expand our service offerings; and

•	changes in laws, regulations and interpretations affecting aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment and changes that affect the ability of passengers and airlines to utilize our in-flight connectivity services, including the recent U.S. and U.K. bans on the use of certain personal devices, such as laptops and tablets, on certain airlines flying certain routes.

Summary Financial Information

Consolidated revenue was $165.4 million and $141.7 million, respectively, for the three month periods ended March 31, 2017 and 2016. As of March 31, 2017, the CA-NA segment had 2,772 aircraft equivalents providing the Gogo service as compared with 2,512 as of March 31, 2016. As of March 31, 2017, the BA segment had 5,508 aircraft online with satellite systems and 4,341 ATG systems online as compared with 5,494 and 3,681, respectively, as of March 31, 2016. As of March 31, 2017, the CA-ROW segment had 207 aircraft equivalents as compared with 175 aircraft equivalents as of March 31, 2016.

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics for the CA-NA, CA-ROW and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections.

Commercial Aviation North America
	For the Three Months
	Ended March 31,
	2017	2016
Aircraft online (at period end)	2,714	2,500
Aircraft equivalents (average during the period)	2,772	2,512
Average monthly service revenue per aircraft equivalent (ARPA)	$11,793	$11,137
Gross passenger opportunity (GPO) (in thousands)	95,608	90,003
Total average revenue per session (ARPS)	$11.17	$13.05
Connectivity take rate	8.3%	6.5%

Commercial Aviation Rest of World
	For the Three Months
	Ended March 31,
	2017	2016
Aircraft online (at period end)	281	237
Aircraft equivalents (average during the period)	207	175
ARPA	$16,808	$11,611

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented. We assign aircraft to CA-NA or CA-ROW at the time of contract signing as follows: (i) all aircraft operated by North American airlines and under contract for ATG or ATG-4 service are assigned to CA-NA, (ii) all aircraft operated by North American airlines and under a contract for satellite service are assigned to CA-NA or CA-ROW based on whether the routes flown by such aircraft under the contract are anticipated to be predominantly within or outside of North America at the time the contract is signed, and (iii) all aircraft operated by non-North American airlines and under a contract are assigned to CA-ROW.

•	Aircraft equivalents. We define aircraft equivalents for a segment as the total number of commercial aircraft online (as defined above) multiplied by the percentage of flights flown by such aircraft within the scope of that segment, rounded to the nearest whole aircraft and expressed as an average of the month end figures for each month in the period. This methodology takes into account the fact that during a particular period certain aircraft may fly routes outside the scope of the segment to which they are assigned for purposes of the calculation of aircraft online.

•	Average monthly service revenue per aircraft equivalent (“ARPA”). We define ARPA for a segment as the aggregate service revenue plus monthly service fees, some of which are reported as a reduction to cost of service revenue for that segment for the period divided by the number of months in the period, and further divided by the number of aircraft equivalents (as defined above) for that segment during the period.

•	Gross passenger opportunity (“GPO”). We define GPO as the aggregate number of passengers who board commercial aircraft on which Gogo service has been available at any time during the period presented. When actual passenger counts are available directly from our airline partners, we aggregate such counts across flights on Gogo-equipped aircraft. When not available directly from our airline partners, we estimate GPO. Estimated GPO is calculated by first estimating the number of flights occurring on each Gogo-equipped aircraft, then multiplying by the number of seats on that aircraft, and finally multiplying by a seat factor that is determined from historical information provided to us in arrears by our airline partners. The estimated number of flights is derived from real-time flight information provided to our front-end systems by Air Radio Inc. (ARINC), direct airline feeds and supplementary third-party data sources. These aircraft-level estimates are then aggregated with any available airline-provided passenger counts to obtain total GPO.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Passenger Connectivity, excluding non-session related revenue, divided by the total number of sessions during the period. A session, or a “use” of Passenger Connectivity, is defined as the use by a unique passenger of Passenger Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives for unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was not material.

Business Aviation
	For the Three Months
	Ended March 31,
	2017	2016
Aircraft online (at period end)
Satellite	5,508	5,494
ATG	4,341	3,681
Average monthly service revenue per aircraft online
Satellite	$224	$214
ATG	2,797	2,497
Units Sold
Satellite	88	133
ATG	189	202
Average equipment revenue per unit sold (in thousands)
Satellite	$47	$43
ATG	56	57

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units sold. We define units sold as the number of satellite or ATG units for which we recognized revenue during the period. The total number of ATG units shipped was 192 and 207, respectively, for the three month periods ended March 31, 2017 and 2016. Due to the commencement of a new sales program and resulting orders, we deferred the recognition of 3 and 5 ATG units, respectively, shipped during the three month periods ended March 31, 2017 and 2016, as not all revenue recognition criteria were met.

•	Average equipment revenue per satellite unit sold. We define average equipment revenue per satellite unit sold as the aggregate equipment revenue earned from all satellite units sold during the period, divided by the number of satellite units sold.

•	Average equipment revenue per ATG unit sold. We define average equipment revenue per ATG unit sold as the aggregate equipment revenue from all ATG units sold during the period, divided by the number of ATG units sold.

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of unaudited condensed consolidated statements of operations and segment profit (loss) as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  (“MD&A”) in our 2016 10-K.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in MD&A in our 2016 10-K.

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

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months
	Ended March 31,
	2017	2016
Revenue:
Service revenue	$146,495	$118,720
Equipment revenue	18,911	23,026

Total revenue	165,406	141,746

Operating expenses:
Cost of service revenue (exclusive of items shown below)	64,813	54,854
Cost of equipment revenue (exclusive of items shown below)	11,648	13,748
Engineering, design and development	36,264	21,648
Sales and marketing	14,395	14,742
General and administrative	22,549	20,989
Depreciation and amortization	30,435	24,357

Total operating expenses	180,104	150,338

Operating loss	(14,698)	(8,592)

Other (income) expense:
Interest income	(545)	(46)
Interest expense	26,943	16,296
Adjustment of deferred financing costs	—	(869)
Other (income) expense	38	(174)

Total other expense	26,436	15,207

Loss before income taxes	(41,134)	(23,799)
Income tax provision	233	307

Net loss	$(41,367)	$(24,106)

Three Months Ended March 31, 2017 and 2016

Revenue:

Revenue by segment and percent change for the three month periods ended March 31, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2017 over
	2017	2016	2016
Service Revenue:
CA-NA	$97,145	$83,409	16.5%
BA	39,982	30,709	30.2%
CA-ROW	9,368	4,602	103.6%

Total Service Revenue	$146,495	$118,720	23.4%

Equipment Revenue:
CA-NA	$1,671	$3,638	(54.1%)
BA	16,322	19,385	(15.8%)
CA-ROW	918	3	n/a

Total Equipment Revenue	$18,911	$23,026	(17.9%)

Total Revenue:
CA-NA	$98,816	$87,047	13.5%
BA	56,304	50,094	12.4%
CA-ROW	10,286	4,605	123.4%

Total Revenue	$165,406	$141,746	16.7%

Commercial Aviation North America:

CA-NA revenue increased to $98.8 million for the three month period ended March 31, 2017, as compared with $87.0 million for the prior year period, primarily due to an increase in service revenue driven by increased Passenger Connectivity revenue. The increase in CA-NA Passenger Connectivity revenue for the three month period ended March 31, 2017 was primarily due to an increase in connectivity take rate and an increase in the number of aircraft equivalents, offset in part by a decrease in ARPS. GPO increased to 95.6 million for the three month period ended March 31, 2017, as compared with 90.0 million for the prior year period, driven by an increase in aircraft equivalents. The connectivity take rate increased to 8.3% for the three month period ended March 31, 2017, as compared with 6.5% for the prior year period, reflecting increased passenger adoption including the impact of third party-paid and airline-paid promotions. Passenger Connectivity sessions totaled 8.0 million for the three month period ended March 31, 2017, as compared with 5.8 million for the prior year period. ARPS decreased to $11.17 for the three month period ended March 31, 2017, as compared with $13.05 for the prior year period, due to shifts in product mix, third party-paid and airline-paid promotions. ARPA increased 5.9% to $11,793 for the three month period ended March 31, 2017, as compared with $11,137 for the prior year period.

A summary of the components of CA-NA’s service revenue for the three month periods ended March 31, 2017 and 2016 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2017 over
	2017	2016	2016
Passenger Connectivity revenue (1)	$91,438	$80,068	14.2%
Passenger Entertainment and CAS revenue	5,707	3,341	70.8%

Total service revenue	$97,145	$83,409	16.5%

(1)	Includes non-session related revenue of $2.5 million and $3.9 million, respectively, for the three month periods ended March 31, 2017 and 2016.

CA-NA Passenger Connectivity revenue increased to $91.4 million for the three month period ended March 31, 2017, as compared with $80.1 million for the prior year period, due to increases in passenger-paid, third party-paid and airline-paid revenue. Passenger-paid revenue increased due to increases in both individual sessions and subscriptions. Third party-paid revenue increased primarily due to increases in sponsorship, roaming, enterprise and wholesale revenue. Our airline-paid revenue increased due to new agreements with certain airline partners under which the airlines pay us for specified data usage, including data used by passengers and by airline crew members using connectivity services while in flight.

The increase in Passenger Entertainment and CAS revenue to $5.7 million for the three month period ended March 31, 2017, as compared with $3.3 million for the prior year period, was driven primarily by increased usage of Passenger Entertainment services under business-to-business arrangements with our airline partners.

The increase in CA-NA service revenue was partially offset by a decrease in equipment revenue to $1.7 million for the three month period ended March 31, 2017, as compared with $3.6 million in the prior year period, due primarily to more equipment transactions qualifying for sales treatment in the prior year period as compared with the current year.

Business Aviation:

BA revenue increased to $56.3 million for the three month period ended March 31, 2017, as compared with $50.1 million for the prior year period, due to an increase in service revenue, offset in part by a decrease in equipment revenue.

BA service revenue increased to $40.0 million for the three month period ended March 31, 2017, as compared with $30.7 million for the prior year period, primarily due to more customers subscribing to our Gogo Biz (ATG) service and an increase in average monthly service revenue per aircraft online. The number of ATG aircraft online increased 17.9% to 4,341 as of March 31, 2017 as compared with 3,681 as of March 31, 2016.

BA equipment revenue decreased to $16.3 million for the three month period ended March 31, 2017, as compared with $19.4 million for the prior year period, due to decreases in both ATG and satellite equipment revenue consistent with trends in the overall business aviation market.

Under a sales program for Gogo Biz 4G equipment that started in 2016, we have deferred approximately $5.7 million of equipment revenue in connection with a free upgrade program under which we shipped ATG and UCS equipment to customers who have a right to exchange that equipment for Gogo Biz 4G equipment. We will recognize this deferred revenue upon the earlier of the shipment of the Gogo Biz 4G equipment or the expiration of the free upgrade period, which is December 31, 2017.

Commercial Aviation Rest of World:

CA-ROW revenue increased to $10.3 million for the three month period ended March 31, 2017, as compared with $4.6 million for the prior year period, due to an increase in service revenue and to a lesser extent an increase in equipment revenue.

CA-ROW service revenue increased to $9.4 million for the three month period ended March 31, 2017, as compared with $4.6 million for the prior year period, due to an increase in ARPA and to a lesser extent an increase in aircraft equivalents. ARPA for the CA-ROW segment increased to $16,808 for the three month period ended March 31, 2017, as compared with $11,611 for the prior year period, due to increased airline-paid passenger usage and the transition in the accounting treatment for one of our airline agreements from an operating lease in the prior year period to a sale in the current quarter due to specific provisions elected by the airline.

CA-ROW generated equipment revenue of $0.9 million for the three month period ended March 31, 2017 due to the transition in the accounting treatment for one of one airline agreements from an operating lease in the prior year period to a sale in the current quarter due to specific provisions elected by the airline.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three month periods ended March 31, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2017 over
	2017	2016	2016
CA-NA	$36,747	$36,574	0.5%
BA	9,509	8,419	12.9%
CA-ROW	18,557	9,861	88.2%

Total	$64,813	$54,854	18.2%

CA-ROW cost of service revenue increased to $18.6 million for the three month period ended March 31, 2017, as compared with $9.9 million for the prior year period, primarily due to increases in network operations expenses (including satellite service fees), aircraft operations expenses, revenue share expense and billing and transaction related expenses as the business continued to grow. These increases were partially offset by the recognition of the amortization of our deferred airborne lease incentives, which reduces our cost of service. See Note 10, “Leases,” in our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives.

BA cost of service revenue increased to $9.5 million for the three month period ended March 31, 2017, as compared with $8.4 million for the prior year period. The increase was primarily due to increased ATG units online and an increase in the average network utilization per ATG unit online which resulted in higher ATG network service costs and, to a lesser extent, an increase in satellite service fees.

CA-NA cost of service revenue increased to $36.7 million for the three month period ended March 31, 2017, as compared with $36.6 million for the prior year period, due to increases in revenue share earned by our airline partners, network operations expenses (including satellite service fees) and aircraft operations expenses. These increases were partially offset by increases in the amortization of our deferred airborne lease incentives, the recognition of monthly service fees and maintenance fees paid to us by certain of our airline partners, all of which reduce our cost of services. See Note 10, “Leases” in our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives.

We expect cost of service revenue for CA-NA to increase in future periods due to network-related expenses to support the projected increased use and expansion of our network. Such expenses will include additional satellite coverage to support and/or supplement geographic areas we currently serve as well as new areas. Additionally, we expect our maintenance costs to increase in future periods. Over time, we expect total cost of service revenue in CA-NA to decline as a percentage of total service revenue as we realize efficiencies inherent in the scalability of our business.

As we expand our business internationally, we also expect to incur additional cost of service revenue in CA-ROW, reflecting increased satellite usage, maintenance costs and network related expenses.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three month periods ended March 31, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2017 over
	2017	2016	2016
CA-NA	$1,367	$3,947	(65.4%)
BA	9,637	9,801	(1.7%)
CA-ROW	644	—	n/a

Total	$11,648	$13,748	(15.3%)

Cost of equipment revenue decreased to $11.6 million for the three month period ended March 31, 2017, as compared with $13.7 million for the prior year period. The decrease occurred primarily within the CA-NA segment due to the timing of equipment transactions that qualify for sales treatment. We expect that our cost of equipment revenue in future periods will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 67.5% to $36.3 million for the three month period ended March 31, 2017, as compared with $21.6 million for the prior year period, due primarily to increases in the CA-NA and CA-ROW segments, offset in part by a decrease in the BA segment. The increase in the CA-NA segment was primarily due to the recognition of $9.4 million of expenses related to the completion of the first phase of development of our next generation ATG solution. Additionally, the CA-NA and CA-ROW segments increased due to higher personnel expense and outside services in connection with the development of new products and technologies and obtaining STCs.

Excluding the $9.4 million of expenses related to the development of our next generation ATG solution, we expect engineering, design and development expenses to increase in future periods as we continue to execute our technology roadmap, expand internationally and continue to develop new products and technologies. We expect consolidated engineering, design and development expenses to decrease as a percentage of consolidated revenue over time.

Sales and Marketing Expenses:

Sales and marketing expenses decreased 2.4% to $14.4 million for the three month period ended March 31, 2017, as compared with $14.7 million for the prior year period, due to a decrease in CA-NA, partially offset by increases in the BA and CA-ROW segments. Consolidated sales and marketing expenses as a percentage of total consolidated revenue decreased to 8.7% for the three month period ended March 31, 2017, as compared with 10.4% for the prior year period.

We expect our sales and marketing expenses to increase in future periods as we expand our international marketing initiatives, commence service on aircraft operated by new and existing airline partners in both CA-NA and CA-ROW, increase advertising and promotional initiatives for new product offerings and expand programs to retain and support our existing users. In addition, the commission component of sales and marketing expenses at BA will fluctuate with equipment revenue. We expect consolidated sales and marketing expenses to decrease as a percentage of consolidated revenue over time.

General and Administrative Expenses:

General and administrative expenses increased 7.4% to $22.5 million for the three month period ended March 31, 2017, as compared with $21.0 million for the prior year period, due to increases in the CA-NA and CA-ROW segments, partially offset by a decrease in the BA segment. Consolidated general and administrative expenses as a percentage of total consolidated revenue decreased to 13.6% for the three month period ended March 31, 2017, as compared with 14.8% for the prior year period.

The increase in the CA-NA and CA-ROW segments’ general and administrative expenses for the three month period ended March 31, 2017 from the prior year period was due primarily to an increase in personnel related expenses.

The decrease in the BA segment’s general and administrative expenses for the three month period ended March 31, 2017 from the prior year period was due primarily to a decrease in personnel related expense.

We expect our general and administrative expenses to increase in future periods as we expand our workforce to support the growth of our business both domestically and internationally. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue as we realize economies of scale.

Segment Profit (Loss):

CA-NA’s segment profit decreased 19.2% to $11.2 million for the three month period ended March 31, 2017, as compared with $13.8 million for the prior year period. The decrease in CA-NA’s segment profit for the three month period ended March 31, 2017 was due to increases in engineering, design and development and general and administrative expenses and a decrease in equipment revenue, offset in part by an increase in service revenue, as discussed above.

BA’s segment profit increased 29.1% to $26.1 million for the three month period ended March 31, 2017, as compared with $20.2 million for the prior year period. The increase in BA’s segment profit for the three month period ended March 31, 2017 was due to an increase in service revenue, partially offset by an increase in operating expenses and a decrease in equipment revenue, as discussed above.

CA-ROW’s segment loss increased 34.7% to $26.6 million for the three month period ended March 31, 2017, as compared with $19.7 million for the prior year period. The increase in CA-ROW’s segment loss for the three month period ended March 31, 2017 was due to an increase in operating expenses, offset in part by an increase in service and equipment revenue, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 25.0% to $30.4 million for the three month period ended March 31, 2017, as compared with $24.4 million for the prior year period, due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive satellite-based equipment on aircraft and further expand our ground and satellite networks.

Other (Income) Expense:

Other (income) expense and percent change for the three month periods ended March 31, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2017 over
	2017	2016	2016
Interest income	$(545)	$(46)	1,084.8%
Interest expense	26,943	16,296	65.3%
Adjustment to deferred financing costs	—	(869)	n/a
Other (income) expense	38	(174)	n/a

Total	$26,436	$15,207	73.8%

Total other expense was $26.4 million for the three month period ended March 31, 2017, as compared to $15.2 million for the prior year period. The increase was primarily driven by an increase in interest expense due to higher average debt levels outstanding and higher average interest rates incurred during the current year as compared with the prior year. The increase in interest expense for the three month period ended March 31, 2017, as compared to the prior year period, was due to the issuance of the Original Senior Secured Notes (as defined below) in June 2016 and the Additional Notes (as defined below) in January 2017. The increase in interest expense associated with the Senior Secured Notes was partially offset by lower interest expense associated with the Amended and Restated Senior Term Facility, which was repaid in full in June 2016. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information. See Note 9, “Interest Costs,” in our unaudited condensed consolidated financial statements for additional information related to our interest expense.

We expect our interest expense to increase in 2017 as compared with 2016 due to higher average debt outstanding and higher average interest rates in 2017 as compared to 2016 because of the issuance of the Senior Secured Notes. Interest expense will also increase due to a full year of amortization of deferred financing fees associated with the Senior Secured Notes. These increases will be partially offset by the extinguishment of the Amended and Restated Senior Term Facility. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information.

Income Taxes:

The effective income tax rate for the three month periods ended March 31, 2017 and 2016 was (0.6%) and (1.3%), respectively. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three month period ended March 31, 2017 and 2016 was primarily due to the recording of a valuation allowance against our net deferred tax assets.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) amortization of deferred airborne lease incentives and (iii) adjustment of deferred financing costs. Our management believes that the use of Adjusted EBITDA eliminates items that, management believes, have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe the exclusion of the amortization of deferred airborne lease incentives from Adjusted EBITDA is useful as it allows an investor to view operating performance across time periods in a manner consistent with how management measures segment profit and loss (see Note 14, “Business Segments and Major Customers,” for a description of segment profit (loss) in our unaudited condensed consolidated financial statements). Management evaluates segment profit and loss in this manner, excluding the amortization of deferred airborne lease incentives, because such presentation reflects operating decisions and activities from the current period, without regard to the prior period decision or the form of connectivity agreements. See “—Key Components of Consolidated Statements of Operations—Cost of Service Revenue—Commercial Aviation North America and Rest of World” in our 2016 10-K for a discussion of the accounting treatment of deferred airborne lease incentives.

We believe it is useful to an understanding of our operating performance to exclude deferred financing costs from Adjusted EBITDA because of the non-recurring nature of these charges.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(41,367)	$(24,106)
Interest expense	26,943	16,296
Interest income	(545)	(46)
Income tax provision	233	307
Depreciation and amortization	30,435	24,357

EBITDA	15,699	16,808
Stock-based compensation expense	4,330	4,198
Amortization of deferred airborne lease incentives	(9,348)	(5,644)
Adjustment of deferred financing costs	—	(869)

Adjusted EBITDA	$10,681	$14,493

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(71,608)	$(37,426)
Change in deferred airborne lease incentives (2)	3,616	7,661
Amortization of deferred airborne lease incentives (2)	9,309	5,586

Cash CAPEX	$(58,683)	$(24,179)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives and related amortization associated with STCs for the three month periods ended March 31, 2017 and 2016 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2017	2016
Net cash used in operating activities	$(14,047)	$(2,408)
Net cash used in investing activities	(66,406)	(17,454)
Net cash provided by (used in) financing activities	68,938	(14,135)
Effect of foreign exchange rate changes on cash	142	(180)

Net decrease in cash and cash equivalents	(11,373)	(34,177)
Cash and cash equivalents at the beginning of period	117,302	147,342

Cash and cash equivalents at the end of period	$105,929	$113,165

Supplemental information:
Short-term investments	$333,275	$199,506

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

Liquidity:

Although we can provide no assurances, we currently believe that cash, cash equivalents and short-term investments on hand as of March 31, 2017 will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including costs associated with installing our 2Ku and ATG-4 equipment on certain aircraft operated by our airline partners, continuing our international expansion and developing our next generation ATG solution. Excluding the impact of our initial public offering in June 2013, the Amended and Restated Senior Term Facility, the Convertible Notes and the Senior Secured Notes, we have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenue in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to international expansion and execution of our current technology roadmap, including 2Ku, next generation ATG and other potential future technologies. We currently believe that cash on hand, comprised of cash, cash equivalents and short-term investments, and cash flows provided by operating activities and, if necessary, additional equity financings or the incurrence of additional debt, will be sufficient to meet our liquidity needs in the longer-term, including our continued international expansion and execution of our current technology roadmap. The Indenture governing our Senior Secured Notes contains covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Additionally, the Indenture governing the Senior Secured Notes limits the amount of cash GIH and its subsidiaries may distribute to us, including cash distributed to us to pay interest on the Convertible Notes, to pay any interest on indebtedness incurred, or pay dividends on preferred stock issued by us to refinance, replace, renew or refund the Convertible Notes. Further, market conditions and/or our financial performance may limit our access to additional sources of equity or debt financing. As a result, we may be unable to finance growth of our business to the extent that our cash on hand (including short-term investments) and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of our equity or through permitted incurrences of debt by us or by GIH and its subsidiaries.

For additional information on our Senior Secured Notes, Convertible Notes, Amended and Restated Credit Agreement and Restricted Cash, please see Note 8, “Long-Term Debt and Other Liabilities.”

Cash flows used in Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2017	2016
Net loss	$(41,367)	$(24,106)
Non-cash charges and credits	42,651	34,406
Changes in operating assets and liabilities	(15,331)	(12,708)

Net cash used in operating activities	$(14,047)	$(2,408)

For the three month period ended March 31, 2017, cash used in operating activities was $14.0 million as compared with $2.4 million for the prior year period. The principal contributors to the change in operating cash flows were:

•	A $9.0 million decrease in net loss adjusted for non-cash charges and credits and

•	A $2.6 million change in cash flows related to operating assets and liabilities resulting from:

•	A decrease in cash flows due to the following:

•	Changes in accrued interest due to the payment of interest on the Senior Secured Notes during 2017 while no such payment was made during 2016, as the Senior Secured Notes were issued in June 2016;

•	Changes in CA-NA’s deferred revenue as deferred revenue balances increased during 2016 and decreased slightly during 2017;

•	Changes in CA-NA’s accounts receivable due to the timing of collections; and

•	Changes in CA-ROW’s deferred airborne lease incentives due to more installations during 2016 as compared with 2017;

•	Offset in part by an increase in cash flows due to the following:

•	Changes in all three segments’ prepaid expenses and other current assets. The change in CA-NA was due to the recognition of development services during 2017 that were paid in 2016. The change in BA was due to deposits made on certain inventory items during the first quarter of 2016, while no such payments were made during 2017. The change in CA-ROW was due to the timing of payments on satellite services;

•	Changes in CA-ROW’s and BA’s accounts receivable due to the timing of collections; and

•	Changes in CA-NA’s other non-current assets and liabilities due to more deferred cost of equipment activity associated with one of our airline partners during 2016 as compared with 2017.

We anticipate cash flows from changes in operating assets and liabilities to be impacted by deferred airborne lease incentives, which we estimate will range from $60 million to $70 million for the year ending December 31, 2017 and $40 million to $50 million for the year ended December 31, 2018. See “—Capital Expenditures” below for further information.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “—Capital Expenditures” below. Additionally, cash used in investing activities includes net changes in our short-term investments of $5.2 million and $20.0 million for the three month period ended March 31, 2017 and 2016, respectively.

Cash flows provided by Financing Activities:

Cash provided by financing activities for the three month period ended March 31, 2017 was $68.9 million primarily due to the issuance of the Additional Senior Secured Notes with gross proceeds of $70.2 million, offset in part by the payment of debt issuance costs for the Additional Senior Secured Notes of $1.1 million and capital lease payments of $0.7 million.

Cash used in financing activities for the three month period ended March 31, 2016 was $14.1 million primarily million primarily due to payments on our Amended and Restated Credit Agreement of $13.8 million (which includes the mandatory prepayment of approximately $12.2 million) and capital leases of $0.6 million.

Capital Expenditures

Our operations continue to require significant capital expenditures, primarily for technology development, equipment and capacity expansion. Capital expenditures for the CA-NA and CA-ROW segments include the purchase of airborne equipment, which correlates directly to the roll out and/or upgrade of service to our airline partners’ fleets. Capital spending is also associated with the expansion of our ATG network and data centers and includes site acquisition, design, permitting, network equipment and construction costs. We capitalize software development costs related to network technology solutions, the Gogo platform and new product/service offerings. We also capitalized costs related to the build out of our new office locations.

Capital expenditures for the three month periods ended March 31, 2017 and 2016 were $71.6 million and $37.4 million, respectively. The increase in capital expenditures was primarily due to an increase in airborne equipment purchases and to a lesser extent an increase in capitalized software.

We anticipate that capital expenditures for the year ending December 31, 2017 will range from $290 million to $330 million as we increase purchases of airborne equipment (including 2Ku) that when sold to the airlines will qualify as an operating lease of space, and begin the buildout of our next generation ATG network. We expect our capital expenditures, net of deferred airborne lease incentives, which we estimate will range from $60 million to $70 million, to range from $230 million to $260 million for the year ending December 31, 2017. We anticipate that capital expenditures for the year ending December 31, 2018 will range from $110 million to $170 million. We expect our capital expenditures, net of deferred airborne lease incentives, which we estimate will range from $40 million to $50 million, to range from $70 million to $120 million for the year ending December 31, 2018. The decrease in capital expenditures and related deferred airborne lease incentives in 2018 as compared with 2016 and 2017 primarily reflects our purchases of equipment in 2018 that, when sold to airlines, will qualify as sales rather than as operating leases of space on aircraft.

Contractual Commitments:

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of March 31, 2017 commit us to purchase transponder and teleport satellite services totaling approximately $55.0 million in 2017 (April 1 through December 31), $58.6 million in 2018, $61.2 million in 2019, $68.2 million in 2020, $60.2 million in 2021 and $279.6 million thereafter.

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

A contract with one of our airline partners requires us to provide the airline partner with cash rebates of $1.8 million in June 2017 and June 2018.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of March 31, 2017 and December 31, 2016 primarily included amounts in bank checking accounts and Money Market Funds. We believe that a change in average interest rates would not materially affect our interest income and results of operations.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of March 31, 2017 and December 31, 2016 included amounts in bank checking accounts and money market funds, and our short-term investments consist of U.S. Treasury bills. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio would have reduced interest income for the three month periods ended March 31, 2017 and 2016 by an immaterial amount.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

From time to time we may become involved in legal proceedings arising in the ordinary course of our business. We cannot predict with certainty the potential for or outcome of any future litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs.

ITEM 1A.	Risk Factors

The following risk factors update the corresponding risk factors in our 2016 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2016 10-K.

A future act or threat of terrorism, cyber-security attack or other events could result in a prohibition on the use of Wi-Fi enabled devices on aircraft.

A future act of terrorism or cyber-security attack on an aircraft, the threat of such acts or unrelated airline accidents could have an adverse effect on the airline industry. In the event of a terrorist attack or threat, cyber-security attack or threat or unrelated airline accident, the industry would likely experience significantly reduced passenger demand. The U.S. federal government or foreign governments could respond to such events by prohibiting the use of Wi-Fi enabled devices on aircraft, which would eliminate demand for our equipment and service. For example, the U.S. and U.K. governments, reportedly in response to terrorist threats, recently banned the use by passengers of certain personal devices, such as laptops and tablets, on certain airlines flying certain routes. While such bans do not currently impact any Gogo airline partners or Gogo-equipped aircraft, there can be no assurance that such bans will not be extended to cover additional airlines, aircraft or routes, or that additional foreign governments will not adopt similar or more extensive bans. In addition, any association or perceived association between our equipment or service and the threat of terrorism, cyber-security attacks or accidents involving aircraft on which our equipment or service operates would likely have an adverse effect on demand for our equipment and service. Reduced demand for our products and services would adversely affect our business prospects, financial condition and results of operations.

Increased costs and other demands associated with our growth could impact our ability to achieve profitability over the long term and could strain our personnel, technology and infrastructure resources.

We expect our costs to increase in future periods, which could negatively affect our future operating results. We continue to experience growth in our headcount and operations, which has placed significant demands on our management, administrative, technological, operational and financial infrastructure. Anticipated future growth, including growth related to the broadening of our service offerings, the roll-out of the technology roadmap and other network enhancements and international expansion of our CA business, will require the outlay of significant operating and capital expenditures and will continue to place strains on our personnel, technology and infrastructure. Our success will depend in part upon our ability to contain costs with respect to growth opportunities. To successfully manage the expected growth of our operations, on a timely and cost-effective basis we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. We are in the process of implementing an enterprise resource planning system that will integrate many of such systems and procedures. If we do not effectively implement the system or if it does not operate as intended, it could adversely affect our business, financial condition and results of operations and the effectiveness of our internal controls over financial reporting. In addition, as we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. If we fail to successfully manage our growth, it could adversely affect our business, financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sales of Unregistered Securities

None.

b)	Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1.43†	Letter Agreement, dated February 1, 2017, by and between Gogo LLC and American Airlines, Inc.

10.1.44†	Unified In-Flight Connectivity Hardware, Services and Maintenance Agreement, dated as of February 1, 2017, by and between Gogo LLC and American Airlines, Inc.

10.1.45	Reaffirmation Agreement, dated as of January 3, 2017, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc. and the Subsidiary Guarantors party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 3, 2017 (File No. 001-35975)).

10.1.46	Additional Secured Debt Designation, dated as of January 3, 2017, by and between Gogo Intermediate Holdings LLC and Gogo Finance Co. Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 3, 2017 (File No. 001-35975)).

10.2.14#	Employment Agreement, by and between Gogo LLC and Barry Rowan, effective as of April 24, 2017

10.2.15#	Change in Control Severance Agreement, dated as of April 24, 2017, by and between Gogo Inc. and Barry Rowan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
#	Management contract or compensatory plan or arrangement
*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.
Date: May 4, 2017
/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Norman Smagley
Norman Smagley
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)