Form 10-Q
period 2017-06-30
Gogo Inc.
filed 2017-08-07
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, 86,714,196 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$96,416	$117,302
Short-term investments	283,241	338,477

Total cash, cash equivalents and short-term investments	379,657	455,779
Accounts receivable, net of allowances of $657 and $499, respectively	87,097	73,743
Inventories	52,041	50,266
Prepaid expenses and other current assets	20,870	24,942

Total current assets	539,665	604,730

Non-current assets:
Property and equipment, net	583,245	519,810
Intangible assets, net	90,296	85,175
Goodwill	620	620
Long-term restricted cash	6,873	7,773
Other non-current assets	56,557	28,088

Total non-current assets	737,591	641,466

Total assets	$1,277,256	$1,246,196

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$29,471	$31,689
Accrued liabilities	148,569	132,055
Accrued airline revenue share	15,504	15,521
Deferred revenue	36,817	32,722
Deferred airborne lease incentives	35,342	36,277
Current portion of capital leases	2,613	2,799

Total current liabilities	268,316	251,063

Non-current liabilities:
Long-term debt	880,371	800,715
Deferred airborne lease incentives	117,459	135,879
Deferred tax liabilities	8,791	8,264
Other non-current liabilities	118,833	90,668

Total non-current liabilities	1,125,454	1,035,526

Total liabilities	1,393,770	1,286,589

Commitments and contingencies (Note 11)	—	—

Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2017 and December 31, 2016; 86,944,391 and 86,529,907 shares issued at June 30, 2017 and December 31, 2016, respectively; and 86,714,037 and 86,295,870 shares outstanding at June 30, 2017 and December 31, 2016, respectively	9	9
Additional paid-in-capital	888,100	879,135
Accumulated other comprehensive loss	(1,673)	(2,163)
Accumulated deficit	(1,002,950)	(917,374)

Total stockholders’ deficit	(116,514)	(40,393)

Total liabilities and stockholders’ deficit	$1,277,256	$1,246,196

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Service revenue	$154,076	$127,587	$300,571	$246,307
Equipment revenue	18,724	19,952	37,635	42,978

Total revenue	172,800	147,539	338,206	289,285

Operating expenses:
Cost of service revenue (exclusive of items shown below)	69,127	53,396	133,940	108,250
Cost of equipment revenue (exclusive of items shown below)	14,649	12,477	26,297	26,225
Engineering, design and development	35,685	24,718	71,949	46,366
Sales and marketing	16,564	16,750	30,959	31,492
General and administrative	23,549	22,388	46,098	43,377
Depreciation and amortization	30,562	24,906	60,997	49,263

Total operating expenses	190,136	154,635	370,240	304,973

Operating loss	(17,336)	(7,096)	(32,034)	(15,688)

Other (income) expense:
Interest income	(771)	(166)	(1,316)	(212)
Interest expense	27,226	17,557	54,169	33,853
Loss on extinguishment of debt	—	15,406	—	15,406
Adjustment of deferred financing costs	—	77	—	(792)
Other (income) expense	56	3	94	(171)

Total other expense	26,511	32,877	52,947	48,084

Loss before income taxes	(43,847)	(39,973)	(84,981)	(63,772)
Income tax provision	362	221	595	528

Net loss	$(44,209)	$(40,194)	$(85,576)	$(64,300)

Net loss attributable to common stock per share—basic and diluted	$(0.56)	$(0.51)	$(1.08)	$(0.82)

Weighted average number of shares—basic and diluted	79,334	78,849	79,237	78,793

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(44,209)	$(40,194)	$(85,576)	$(64,300)
Currency translation adjustments	264	64	490	476

Comprehensive loss	$(43,945)	$(40,130)	$(85,086)	$(63,824)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(85,576)	$(64,300)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	60,997	49,263
Loss on asset disposals/abandonments	3,477	924
Deferred income taxes	527	420
Stock-based compensation expense	9,724	7,986
Loss of extinguishment of debt	—	15,406
Amortization of deferred financing costs	1,799	2,163
Accretion and amortization of debt discount and premium	9,142	8,508
Adjustment of deferred financing costs	—	(792)
Changes in operating assets and liabilities:
Accounts receivable	(13,316)	4,409
Inventories	(1,775)	(4,155)
Prepaid expenses and other current assets	4,468	(12,428)
Accounts payable	1,444	(1,598)
Accrued liabilities	2,830	(2,873)
Deferred airborne lease incentives	6,374	8,374
Deferred revenue	5,024	14,235
Deferred rent	103	443
Accrued airline revenue share	(27)	1,005
Accrued interest	963	3,012
Other non-current assets and liabilities	(3,790)	(5,641)

Net cash provided by operating activities	2,388	24,361

Investing activities:
Proceeds from the sale of property and equipment	—	1
Purchases of property and equipment	(128,892)	(71,048)
Acquisition of intangible assets—capitalized software	(16,851)	(13,993)
Purchases of short-term investments	(193,845)	(259,068)
Redemptions of short-term investments	249,081	99,886
(Decrease) increase in restricted cash	500	(14)

Net cash used in investing activities	(90,007)	(244,236)

Financing activities:
Proceeds from the issuance of senior secured notes	70,200	525,000
Payments on amended and restated credit agreement	—	(310,132)
Payment of issuance costs	(1,485)	(10,610)
Payments on capital leases	(1,540)	(1,218)
Stock-based compensation activity	(759)	(346)

Net cash provided by financing activities	66,416	202,694

Effect of exchange rate changes on cash	317	(233)

Decrease in cash and cash equivalents	(20,886)	(17,414)
Cash and cash equivalents at beginning of period	117,302	147,342

Cash and cash equivalents at end of period	$96,416	$129,928

Supplemental Cash Flow Information:
Cash paid for interest	$42,698	$20,748
Cash paid for taxes	24	273

Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$48,721	$22,051
Purchases of property and equipment paid by commercial airlines	5,917	8,728
Purchases of property and equipment under capital leases	1,174	1,318
Acquisition of intangible assets in current liabilities	1,532	1,201
Asset retirement obligation incurred and adjustments	745	372

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Business - Gogo Inc. (“we”, “us”, “our”) is a holding company, which through its operating subsidiaries is a provider of in-flight connectivity and wireless in-cabin digital entertainment solutions. We operate through the following three segments: Commercial Aviation North America or “CA-NA”, Commercial Aviation Rest of World or “CA-ROW” and Business Aviation or “BA”. Services provided by our CA-NA and CA-ROW businesses include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi-enabled devices; and Connected Aircraft Services (“CAS”), which offers airlines connectivity for various operations and currently include, among others, real-time credit card transaction processing, electronic flight bags and real-time weather information. Services are provided by CA-NA on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. CA-ROW provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American-based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) on which our international service is provided. BA provides in-flight Internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service, Passenger Entertainment, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

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

The results of operations and cash flows for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

We have one class of common stock outstanding as of June 30, 2017 and December 31, 2016.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). This pronouncement outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the FASB issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the annual reporting periods. We will adopt this guidance as of January 1, 2018 and we expect to apply this standard using the full retrospective method. During 2016, we established a project team responsible for assessment and implementation of this guidance. While we are continuing to evaluate the impact of the adoption of this guidance on our consolidated financial statements, we currently believe

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

that the measurement and timing of recognition of revenue from certain of our CA-NA, CA-ROW and BA customers will be impacted in the following ways (however cash and cash equivalents will not be impacted):

•	Under the current standard, the sale of CA-NA and CA-ROW airborne connectivity equipment does not meet all of the requirements for being recognized as a separate unit of accounting, resulting in the deferral of the related revenue (and cost) over the life of the contract. Under the new standard, we believe airborne connectivity equipment represents a standalone performance obligation as it is both distinct and distinct within the context of the arrangement. As such, the recognition of all airborne equipment revenue will be accelerated and recognized upon installation.

•	Certain of our CA-NA, CA-ROW and BA contracts provide service revenue that varies based on usage by passengers and our airline customers. The adoption of this guidance will require consideration of whether service revenue under such contracts is considered an optional purchase of goods or services or variable consideration.

•	We are continuing to assess the treatment of costs to obtain or fulfill a contract with a customer, including costs to obtain Supplemental Type Certificates issued by the FAA that are required to install our equipment on aircraft (“STCs”), which may require capitalization and amortization over the anticipated service period.

•	Recognition of up-front activation fees may be accelerated as the incurrence of such fees does not contain a future material right or otherwise significantly influence whether a customer would renew its service contract.

•	Penalties will be accounted for as a reduction of revenue that will be recognized at the time the related performance obligation is satisfied.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating Step-2 from the goodwill impairment test. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will adopt this guidance as part of our annual goodwill impairment test in October 2017 and do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted. We will adopt this guidance as of January 1, 2018 and do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

3.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period. The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 8, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Accordingly, the calculation of weighted average shares outstanding as of June 30, 2017 and 2016 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three and six month periods ended June 30, 2017 and 2016, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2017 and 2016; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2017 and 2016 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net loss	$(44,209)	$(40,194)	$(85,576)	$(64,300)
Less: Participation rights of the Forward Transactions	—	—	—	—

Undistributed losses	$(44,209)	$(40,194)	$(85,576)	$(64,300)

Weighted-average common shares outstanding-basic and diluted	79,334	78,849	79,237	78,793

Net loss attributable to common stock per share-basic and diluted	$(0.56)	$(0.51)	$(1.08)	$(0.82)

4.	Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of June 30, 2017 and December 31, 2016, all of which were included within the BA segment, were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Work-in-process component parts	$43,446	$39,150
Finished goods	8,595	11,116

Total inventory	$52,041	$50,266

5.	Composition of Certain Balance Sheet Accounts

Property and equipment as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Office equipment, furniture, fixtures and other	$53,009	$49,529
Leasehold improvements	42,402	42,143
Airborne equipment	639,958	557,196
Network equipment	184,440	168,121

	919,809	816,989
Accumulated depreciation	(336,564)	(297,179)

Property and equipment, net	$583,245	$519,810

Other non-current assets as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Deferred cost of equipment revenue	$39,496	$14,159
Deposits on satellite and airborne equipment	13,914	10,800
Other	3,147	3,129

Total other non-current assets	$56,557	$28,088

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued liabilities as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Employee compensation and benefits	$17,299	$21,008
Airborne equipment and installation costs	36,012	22,442
Airborne partner related accrued liabilities	18,188	14,307
Accrued interest	41,399	40,436
Other	35,671	33,862

Total accrued liabilities	$148,569	$132,055

Other non-current liabilities as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Deferred revenue	$62,965	$38,976
Deferred rent	36,831	36,538
Asset retirement obligations	9,684	8,527
Other	9,353	6,627

Total other non-current liabilities	$118,833	$90,668

6.	Intangible Assets

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

As of June 30, 2017 and December 31, 2016, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of June 30, 2017 and December 31, 2016 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted Average	As of June 30, 2017			As of December 31, 2016
	Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:

Software	2.3	$135,596	$(80,992)	$54,604	$118,836	$(70,127)	$48,709
Service customer relationship	2.8	8,081	(5,280)	2,801	8,081	(4,773)	3,308
Other intangible assets	1.5	1,500	(892)	608	1,500	(682)	818
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,667)	57

Total amortized intangible assets		151,901	(93,888)	58,013	135,141	(82,249)	52,892

Unamortized intangible assets:

FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$184,184	$(93,888)	$90,296	$167,424	$(82,249)	$85,175

Amortization expense was $5.8 million and $11.6 million, respectively, for the three and six month periods ended June 30, 2017, and $5.1 million and $9.7 million, respectively, for the prior year periods.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Amortization Expense
2017 (period from July 1 to December 31)	$13,151
2018	$21,843
2019	$12,837
2020	$6,252
2021	$2,277
Thereafter	$1,653

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

7.	Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $2.6 million as of both June 30, 2017 and December 31, 2016.

8.	Long-Term Debt and Other Liabilities

Long-term debt as of June 30, 2017 and December 31, 2016 was as follows (in thousands):

	June 30, 2017	December 31, 2016
Senior Secured Notes	$594,849	$525,000
Convertible Notes	301,517	292,024

Total debt	896,366	817,024
Less deferred financing costs	(15,995)	(16,309)

Total long-term debt	$880,371	$800,715

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

As of June 30, 2017 and December 31, 2016 the outstanding principal balance of the Senior Secured Notes was $590.0 million and $525.0 million, respectively. The unamortized debt premium was $4.8 million as of June 30, 2017 and the net carrying amount was $594.8 million as of June 30, 2017. The net carrying amount was $525.0 million as of December 31, 2016.

Interest on the Senior Secured Notes accrues at the rate of 12.500% per annum and is payable semi-annually in arrears on July 1 and January 1, commencing on January 1, 2017 (other than the Additional Notes, for which interest payments commenced on July 1, 2017). The Senior Secured Notes mature on July 1, 2022. The Additional Notes have the same terms as the Original Senior Secured Notes, except with respect to the issue date and issue price, and are treated as a single series for all purposes under the Indenture and the security documents that govern the Additional Notes and the Original Senior Secured Notes.

We paid approximately $11.4 million and $2.0 million, respectively, of Senior Secured Notes origination fees and financing costs related to the issuance of the Original Senior Secured Notes and the Additional Notes, which have been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

consolidated balance sheet are being amortized over the contractual term of the Senior Secured Notes using the effective interest method. Total amortization expense was $0.6 million and $1.1 million, respectively, for the three and six month periods ended June 30, 2017, and $0.1 million and $0.1 million, respectively, for the prior year periods. As of June 30, 2017 and December 31, 2016, the balance of unamortized deferred financing costs related to the Senior Secured Notes was $11.3 million and $11.2 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 9, “Interest Costs” for additional information.

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

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding Senior Secured Notes issued under the Indenture to be due and payable immediately. As of June 30, 2017, no event of default had occurred.

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

As of June 30, 2017 and December 31, 2016, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $60.4 million and $69.9 million, respectively, and the net carrying amount of the liability component was $301.5 million and $292.0 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our unaudited condensed consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.3 million and $0.7 million, respectively, for the three and six months periods ended June 30, 2017, and $0.3 million and $0.7 million, respective, for the prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2017 and December 31, 2016, the balance of unamortized deferred financing costs related to the Convertible Notes was $4.7 million and $5.1 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 9, “Interest Costs” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the three and six month periods ended June 30, 2017. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

On June 14, 2016, the outstanding principal balance of $287.7 million, together with accrued and unpaid interest, was paid in full, and the Amended and Restated Senior Term Facility was terminated in accordance with its terms on such date (subject to the survival of provisions expressly stated therein to survive the termination thereof). Additionally, we paid the voluntary prepayment premium of 3.0%, or $8.6 million, and wrote off all of the remaining unamortized deferred financing costs of $6.8 million. Both of these items are included in loss on extinguishment of debt in our unaudited condensed consolidated financial statements. See Note 6, “Long-Term Debt and Other Liabilities,” in our 2016 10-K for additional information on the Amended and Restated Senior Term Facility.

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which were accounted for as deferred financing costs. Total amortization expense of the deferred financing costs was $0.6 million and $1.4 million, respectively, for the three and six month periods ended June 30, 2016. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As noted above, deferred financing costs related to the Amended and Restated Senior Term Facility were written off as of June 14, 2016.

Restricted Cash - Our restricted cash balances were $7.4 million and $7.9 million, respectively, as of June 30, 2017 and December 31, 2016 and primarily consist of letters of credit. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

9.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three and six month periods ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest costs charged to expense	$21,689	$12,250	$43,228	$23,182
Amortization of deferred financing costs	903	995	1,799	2,163
Accretion of debt discount on Convertible Notes	4,812	4,312	9,493	8,508
Amortization of debt premium on Senior Secured Notes	(178)	—	(351)	—

Interest expense	27,226	17,557	54,169	33,853
Interest costs capitalized to property and equipment	2	82	6	153
Interest costs capitalized to software	253	400	611	682

Total interest costs	$27,481	$18,039	$54,786	$34,688

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

10.	Leases

Arrangements with Commercial Airlines — Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering the Gogo service to passengers on the aircraft. There are currently two types of commercial airline arrangements: Turnkey and Airline Directed.

Under the Turnkey model, we account for equipment transactions as operating leases of space for our equipment on the aircraft. We may be responsible for the costs of installing and/or deinstalling the equipment. The majority of the equipment transactions involve the transfer of legal title but do not meet sales recognition for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment.

Under the Airline Directed model, which we have historically used on a limited basis, equipment transactions qualify for sale treatment due to the specific provisions of the agreement. When all the recognition conditions are met for the equipment, the sale is recognized as equipment revenue. When equipment and services are not separable, equipment revenue is deferred and recognized over the service period. For more information see Note 2, “Summary of Significant Accounting Policies” in our 10-K.

Under the Turnkey model, the assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 5, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $8.6 million and $18.0 million, respectively, for the three and six month periods ended June 30, 2017, and $7.2 million and $12.9 million, respectively, for the prior year periods as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of June 30, 2017, deferred airborne lease incentives of $35.3 million and $117.5 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2016, deferred airborne lease incentives of $36.3 million and $135.9 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. The decrease in our deferred airborne lease incentives is due primarily to the transition in the accounting treatment for one of our airline agreements from a Turnkey model in the prior year period to an Airline Directed model in the first quarter of 2017 due to specific provisions elected by the airline.

Under the Turnkey model, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $10.2 million and $19.1 million, respectively, for the three and six month periods ended June 30, 2017, and $10.8 million and $22.2 million, respectively, for the prior year periods.

A contract with one of our airline partners requires us to provide the airline partner with cash rebates of $1.8 million in June 2017 and June 2018. We paid the 2017 rebate on June 13, 2017.

Leases and Cell Site Contracts — We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $3.0 million and $6.0 million, respectively, for the three and six month periods ended June 30, 2017, and $2.9 million and $6.0 million, respectively, for the prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term with various renewal options. Total cell site rental expense was $2.4 and $4.7 million, respectively, for the three and six month periods ended June 30, 2017, and $2.4 million and $4.7 million, respectively, for the prior year periods.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of June 30, 2017, are as follows (in thousands):

Years ending December 31,	Operating Leases
2017 (period from July 1 to December 31)	$9,790
2018	$17,836
2019	$16,747
2020	$14,662
2021	$14,423
Thereafter	$95,061

Equipment Leases – We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates in an approximate range of 8% to 14%. As of June 30, 2017 and December 31, 2016 the computer equipment leases were classified as part of office equipment, furniture, and fixtures and other in our unaudited condensed consolidated balance sheet at a gross cost of $5.1 million and $3.9 million, respectively. As of June 30, 2017 and December 31, 2016, the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $7.5 million and $7.5 million, respectively. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of June 30, 2017, are as follows (in thousands):

Years ending December 31,	Capital Leases
2017 (period from July 1 to December 31)	$1,851
2018	2,030
2019	1,016
2020	39
Thereafter	—

Total minimum lease payments	4,936
Less: Amount representing interest	(509)

Present value of net minimum lease payments	$4,427

The $4.4 million present value of net minimum lease payments as of June 30, 2017 has a current portion of $2.6 million included in the current portion of long-term debt and capital leases and a non-current portion of $1.8 million included in other non-current liabilities.

11.	Commitments and Contingencies

Contractual Commitments - We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of June 30, 2017 commit us to purchase transponder and teleport satellite services totaling approximately $41.7 million in 2017 (July 1 through December 31), $72.9 million in 2018, $79.1 million in 2019, $85.4 million in 2020, $75.9 million in 2021 and $303.0 million thereafter.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Senior Secured Notes and the Convertible Notes, which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Senior Secured Notes and Convertible Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment used in the calculations of fair value on our June 30, 2017 unaudited condensed consolidated balance sheet, excluding any issuance costs, is the amount that a market participant would be willing to lend at June 30, 2017 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Senior Secured Notes and the Convertible Notes. The calculated fair value of our Convertible Notes is highly correlated to our stock price and as a result significant changes to our stock price could have a significant impact on the calculated fair value of our Convertible Notes.

The fair value and carrying value of long-term debt as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017			December 31, 2016
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Senior Secured Notes	$673,000	$594,849	(2)	$572,000	$525,000
Convertible Notes	330,000	301,517	(3)	275,000	292,024	(3)

(1)	Fair value amounts are rounded to the nearest million.
(2)	Carrying value of the Senior Secured Notes includes unamortized debt premium of $4.8 million as of June 30, 2017. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.
(3)	Carrying value of the Convertible Notes excludes unamortized debt discount of $60.4 million and $69.9 million, respectively, as of June 30, 2017 and December 31, 2016. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.

We have held-to-maturity financial instruments where carrying value approximates fair value. There were no fair value adjustments to these financial instruments during 2017 and 2016.

13.	Income Tax

The effective income tax rates for the three and six month periods ended June 30, 2017 was (0.8%) and (0.7%), respectively, and (0.6%) and (0.8%), respectively, for the prior year periods. Income tax expense recorded in each

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and six month periods ended June 30, 2017 and 2016 was primarily due to the recording of a valuation allowance against our net deferred tax assets.

We are subject to income taxation in the United States, various states within the United States, Canada, Switzerland, Japan, Mexico, Brazil, Singapore, the United Kingdom, Hong Kong and Australia. With few exceptions, as of June 30, 2017, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2013.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and six month periods ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, we did not have a liability recorded for interest or potential penalties.

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

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in our 2016 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. We currently do not generate a material amount of foreign revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. We do not disclose assets outside of the United States as these assets are not material as of June 30, 2017 and December 31, 2016. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

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

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended June 30, 2017
	CA-NA	CA-ROW	BA	Total
Service revenue	$98,679	$13,188	$42,209	$154,076
Equipment revenue	2,272	885	15,567	18,724

Total revenue	$100,951	$14,073	$57,776	$172,800

Segment profit (loss)	$16,191	$(31,403)	$25,202	$9,990

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Three Months Ended
	June 30, 2016
	CA-NA	CA-ROW	BA	Total
Service revenue	$89,808	$5,376	$32,403	$127,587
Equipment revenue	2,879	368	16,705	19,952

Total revenue	$92,687	$5,744	$49,108	$147,539

Segment profit (loss)	$18,641	$(23,300)	$19,016	$14,357

	For the Six Months Ended
	June 30, 2017
	CA-NA	CA-ROW	BA	Total
Service revenue	$195,824	$22,556	$82,191	$300,571
Equipment revenue	3,943	1,803	31,889	37,635

Total revenue	$199,767	$24,359	$114,080	$338,206

Segment profit (loss)	$27,350	$(57,958)	$51,317	$20,709

	For the Six Months Ended
	June 30, 2016
	CA-NA	CA-ROW	BA	Total
Service revenue	$173,217	$9,978	$63,112	$246,307
Equipment revenue	6,517	371	36,090	42,978

Total revenue	$179,734	$10,349	$99,202	$289,285

Segment profit (loss)	$32,457	$(43,021)	$39,240	$28,676

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
CA-NA segment profit	$16,191	$18,641	$27,350	$32,457
CA-ROW segment loss	(31,403)	(23,300)	(57,958)	(43,021)
BA segment profit	25,202	19,016	51,317	39,240

Total segment profit	9,990	14,357	20,709	28,676
Interest income	771	166	1,316	212
Interest expense	(27,226)	(17,557)	(54,169)	(33,853)
Depreciation and amortization	(30,562)	(24,906)	(60,997)	(49,263)
Amortization of deferred airborne lease incentives (1)	8,630	7,241	17,978	12,885
Stock-based compensation expense	(5,394)	(3,788)	(9,724)	(7,986)
Adjustment to deferred financing costs	—	(77)	—	792
Loss of extinguishment of debt	—	(15,406)	—	(15,406)
Other income (expense)	(56)	(3)	(94)	171

Loss before income taxes	$(43,847)	$(39,973)	$(84,981)	$(63,772)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 10, “Leases,” for further information.

Major Customers and Airline Partnerships — During the three and six month periods ended June 30, 2017 and 2016, no customer accounted for more than 10% of our consolidated revenue. One airline partner accounted for approximately 13% and approximately 18% of consolidated accounts receivable as of June 30, 2017 and December 31, 2016, respectively. One customer accounted for approximately 10% of consolidated accounts receivable as of June 30, 2017 while no customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2016.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Revenue earned through Delta Air Lines and American Airlines accounted for approximately 48% of consolidated revenue for both the three and six month periods ended June 30, 2017, and 50% for both the prior year periods.

15.	Employee Retirement and Postretirement Benefits

Stock-Based Compensation — As of June 30, 2017, we had three stock-based employee compensation plans (“Stock Plans”). See Note 11, “Stock-Based Compensation,” in our 2016 10-K for further information regarding these plans. Most of our equity grants are awarded on an annual basis. The annual grants occurred in the first quarter of 2017 whereas they had occurred in the second quarter in prior years.

For the six month period ended June 30, 2017, options to purchase 1,953,474 shares of common stock (of which 527,850 are options that contain a market condition, in addition to the time-based vesting requirements) were granted, options to purchase 44,087 shares of common stock were exercised, options to purchase 269,571 (of which 26,000 options contain a market condition) shares of common stock were forfeited, and options to purchase 246,044 shares of common stock expired.

For the six month period ended June 30, 2017, 860,099 Restricted Stock Units (“RSUs”) (of which 228,840 are RSUs that contain a market condition, in addition to the time-based vesting requirements) were granted, 345,314 RSUs vested and 149,317 RSUs (of which 20,070 contained a market condition) were forfeited.

For the six month period ended June 30, 2017, 92,910 shares of restricted stock were granted and 96,593 shares vested. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

For the six month period ended June 30, 2017, 41,290 DSUs were granted and none were released.

For the six month period ended June 30, 2017, 80,867 shares of common stock were issued under the employee stock purchase plan.

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Cost of service revenue	$332	$361	$790	$696
Cost of equipment revenue	50	18	87	44
Engineering, design and development	1,054	734	1,904	1,462
Sales and marketing	1,419	1,171	2,168	2,301
General and administrative	2,539	1,504	4,775	3,483

Total stock-based compensation expense	$5,394	$3,788	$9,724	$7,986

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.2 million and $2.8 million, respectively, for the three and six month periods ended June 30, 2017, and $1.0 million and $2.1 million, respectively, for the prior year periods.

16.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $17.2 million and $39.3 million, respectively, for the three and six month periods ended June 30, 2017, and $10.8 million and $22.7 million, respectively, for the prior year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

Canadian ATG Spectrum
Years ending December 31,	Amortization
2017 (period from July 1 to December 31)	$49
2018	$97
2019	$97
2020	$97
2021	$97
Thereafter	$1,522

Amortization expense totaled less than $0.1 million during the three and six month periods ended June 30, 2017 and 2016.

The monthly payments are expensed as incurred and totaled approximately $0.3 million and $0.5 million, respectively, during the three and six month periods ended June 30, 2017, and $0.3 million and $0.6 million, respectively, for the prior year periods.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners or any failure to renew any existing agreements upon expiration or termination;

•	the failure to maintain airline satisfaction with our equipment or our service;

•	any inability to timely and efficiently deploy our 2Ku service or develop and deploy our next-generation ATG solution or other components of our technology roadmap for any reason, including regulatory delays or failures, or delays on the part of any of our suppliers, some of whom are single source, or the failure by our airline partners to roll out equipment upgrades, new services or adopt new technologies in order to support increased network capacity demands;

•	the timing of deinstallation of our equipment from aircraft, including deinstallations resulting from aircraft retirements and other deinstallations permitted by certain airline contract provisions;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to develop or purchase ATG and satellite network capacity sufficient to accommodate current and expected growth in passenger demand in North America and internationally as we expand;

•	our reliance on third-party suppliers, some of whom are single source, for satellite capacity and other services and the equipment we use to provide services to commercial airlines and their passengers and business aviation customers;

•	unfavorable economic conditions in the airline industry and/or the economy as a whole;

•	our ability to expand our international or domestic operations, including our ability to grow our business with current and potential future airline partners;

•	an inability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price, service performance and line-fit availability;

•	our ability to successfully develop and monetize new products and services such as Gogo Vision and Gogo TV, including those that were recently released, are currently being offered on a limited or trial basis, or are in various stages of development;

•	our ability to certify and install our equipment and deliver our products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the failure of our equipment or material defects or errors in our software resulting in recalls or substantial warranty claims;

•	a revocation of, or reduction in, our right to use licensed spectrum, the availability of other air-to-ground spectrum to a competitor or the repurposing by a competitor of other spectrum for air-to-ground use;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures and equipment failures or malfunctions arising from defects or errors in our software or defects in or damage to our equipment;

•	the limited operating history of our CA-ROW segment;

•	contract changes and implementation issues resulting from decisions by airlines to transition from the retail model to the airline directed model;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•	compliance with U.S. and foreign government regulations and standards, including those related to regulation of the Internet, including e-commerce or online video distribution changes, and the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the United States and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims;

•	our ability to protect our intellectual property;

•	breaches of the security of our information technology network, resulting in unauthorized access to our customers’ credit card information or other personal information;

•	any negative outcome or effects of future litigation;

•	our substantial indebtedness;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry, including changes or developments affecting the ability of passengers or airlines to use our in-flight connectivity services, including the recent U.S. and U.K. bans on the use of certain personal devices such as laptops and tablets on certain aircraft flying certain routes;

•	a future act or threat of terrorism, cyber-security attack or other events that could result in adverse regulatory changes or developments as referenced above, or otherwise adversely affect our business and industry;

•	our ability to attract and retain qualified employees, including key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with anti-corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control;

•	difficulties in collecting accounts receivable;

•	our ability to successfully implement our new enterprise resource planning system and other improvements to systems and procedures needed to support our growth; and

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities Exchange Commission (“SEC”) on February 27, 2017 (the “2016 10-K”) and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as filed with the SEC on May 4, 2017.

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

Services provided by our CA-NA and CA-ROW businesses include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”), which offers airlines connectivity for various operations and currently include among others, real-time credit card transaction processing, electronic flight bags and real-time weather information. Services are provided by CA-NA on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. CA-ROW provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) on which our international service is provided. BA provides in-flight Internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service, Passenger Entertainment, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

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

Summary Financial Information

Consolidated revenue increased 17.1% and 16.9% to $172.8 million and $338.2 million, respectively, for the three and six month periods ended June 30, 2017, and $147.5 million and $289.3 million, respectively, for the prior year periods. For the three and six month periods ended June 30, 2017, the CA-NA segment had 2,816 and 2,794, respectively, aircraft equivalents providing the Gogo service as compared with 2,622 and 2,567, respectively, for the prior year periods. As of June 30, 2017, the BA segment had 5,464 aircraft online with satellite systems and 4,453 ATG systems online as compared with 5,458 and 3,795, respectively, as of June 30, 2016. For the three and six month periods ended June 30, 2017, the CA-ROW segment had 247 and 227, respectively, aircraft equivalents as compared with 196 and 186, respectively, for the prior year periods.

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics for the CA-NA, CA-ROW and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections.

Commercial Aviation North America
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Aircraft online (at period end)	2,791	2,596	2,791	2,596
Aircraft equivalents (average during the period)	2,816	2,622	2,794	2,567
Average monthly service revenue per aircraft equivalent (ARPA)	$11,784	$11,483	$11,789	$11,314
Gross passenger opportunity (GPO) (in thousands)	108,480	100,458	204,088	190,461
Total average revenue per session (ARPS)	$10.86	$12.94	$11.01	$12.99
Connectivity take rate	7.7%	6.3%	8.0%	6.4%

Commercial Aviation Rest of World
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Aircraft online (at period end)	318	249	318	249
Aircraft equivalents (average during the period)	247	196	227	186
ARPA	$18,872	$12,065	$17,932	$11,851

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented. We assign aircraft to CA-NA or CA-ROW at the time of contract signing as follows: (i) all aircraft operated by North American airlines and under contract for ATG or ATG-4 service are assigned to CA-NA, (ii) all aircraft operated by North American airlines and under a contract for satellite service are assigned to CA-NA or CA-ROW based on whether the routes flown by such aircraft under the contract are anticipated to be predominantly within or outside of North America at the time the contract is signed, and (iii) all aircraft operated by non-North American airlines and under a contract are assigned to CA-ROW.

•	Aircraft equivalents. We define aircraft equivalents for a segment as the total number of commercial aircraft online (as defined above) multiplied by the percentage of flights flown by such aircraft within the scope of that segment, rounded to the nearest whole aircraft and expressed as an average of the month end figures for each month in the period. This methodology takes into account the fact that during a particular period certain aircraft may fly routes outside the scope of the segment to which they are assigned for purposes of the calculation of aircraft online.

•	Average monthly service revenue per aircraft equivalent (“ARPA”). We define ARPA for a segment as the aggregate service revenue plus monthly service fees, some of which are reported as a reduction to cost of service revenue for that segment for the period divided by the number of months in the period, and further divided by the number of aircraft equivalents (as defined above) for that segment during the period.

•	Gross passenger opportunity (“GPO”). We define GPO as the aggregate number of passengers who board commercial aircraft on which Gogo service has been available at any time during the period presented. When actual passenger counts are available directly from our airline partners, we aggregate such counts across flights on Gogo-equipped aircraft. When not available directly from our airline partners, we estimate GPO. Estimated GPO is calculated by first estimating the number of flights occurring on each Gogo-equipped aircraft, then multiplying by the number of seats on that aircraft, and finally multiplying by a seat factor that is determined from historical information provided to us in arrears by our airline partners. The estimated number of flights is derived from real-time flight information provided to our front-end systems by Air Radio Inc. (ARINC), direct airline feeds and supplementary third-party data sources. These aircraft-level estimates are then aggregated with any available airline-provided passenger counts to obtain total GPO.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Passenger Connectivity, excluding non-session related revenue, divided by the total number of sessions during the period. A session, or a “use” of Passenger Connectivity, is defined as the use by a unique passenger of Passenger Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives for unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was not material.

Business Aviation
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Aircraft online (at period end)
Satellite	5,464	5,458	5,464	5,458
ATG	4,453	3,795	4,453	3,795
Average monthly service revenue per aircraft online
Satellite	$236	$226	$230	$220
ATG	2,872	2,529	2,835	2,514
Units Sold
Satellite	99	108	187	241
ATG	197	191	386	393
Average equipment revenue per unit sold (in thousands)
Satellite	$42	$44	$44	$43
ATG	52	57	54	58

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units sold. We define units sold as the number of satellite or ATG units for which we recognized revenue during the period. In the three and six months ended June 30, 2017, we recognized revenue on 3 Gogo Biz 4G units that were previously deferred.

•	Average equipment revenue per satellite unit sold. We define average equipment revenue per satellite unit sold as the aggregate equipment revenue earned from all satellite units sold during the period, divided by the number of satellite units sold.

•	Average equipment revenue per ATG unit sold. We define average equipment revenue per ATG unit sold as the aggregate equipment revenue from all ATG units sold during the period, divided by the number of ATG units sold.

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

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Revenue:
Service revenue	$154,076	$127,587	$300,571	$246,307
Equipment revenue	18,724	19,952	37,635	42,978

Total revenue	172,800	147,539	338,206	289,285

Operating expenses:
Cost of service revenue (exclusive of items shown below)	69,127	53,396	133,940	108,250
Cost of equipment revenue (exclusive of items shown below)	14,649	12,477	26,297	26,225
Engineering, design and development	35,685	24,718	71,949	46,366
Sales and marketing	16,564	16,750	30,959	31,492
General and administrative	23,549	22,388	46,098	43,377
Depreciation and amortization	30,562	24,906	60,997	49,263

Total operating expenses	190,136	154,635	370,240	304,973

Operating loss	(17,336)	(7,096)	(32,034)	(15,688)

Other (income) expense:
Interest income	(771)	(166)	(1,316)	(212)
Interest expense	27,226	17,557	54,169	33,853
Loss on extinguishment of debt	—	15,406	—	15,406
Adjustment of deferred financing costs	—	77	—	(792)
Other (income) expense	56	3	94	(171)

Total other expense	26,511	32,877	52,947	48,084

Loss before income taxes	(43,847)	(39,973)	(84,981)	(63,772)
Income tax provision	362	221	595	528

Net loss	$(44,209)	$(40,194)	$(85,576)	$(64,300)

Three and Six Months Ended June 30, 2017 and 2016

Revenue:

Revenue by segment and percent change for the three and six month periods ended June 30, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2017 over
	2017	2016	2016
Service Revenue:
CA-NA	$98,679	$89,808	9.9%
BA	42,209	32,403	30.3%
CA-ROW	13,188	5,376	145.3%

Total Service Revenue	$154,076	$127,587	20.8%

Equipment Revenue:
CA-NA	$2,272	$2,879	(21.1%)
BA	15,567	16,705	(6.8%)
CA-ROW	885	368	140.5%

Total Equipment Revenue	$18,724	$19,952	(6.2%)

Total Revenue:
CA-NA	$100,951	$92,687	8.9%
BA	57,776	49,108	17.7%
CA-ROW	14,073	5,744	145.0%

Total Revenue	$172,800	$147,539	17.1%

	For the Six Months		% Change
	Ended June 30,		2017 over
	2017	2016	2016
Service Revenue:
CA-NA	$195,824	$173,217	13.1%
BA	82,191	63,112	30.2%
CA-ROW	22,556	9,978	126.1%

Total Service Revenue	$300,571	$246,307	22.0%

Equipment Revenue:
CA-NA	$3,943	$6,517	(39.5%)
BA	31,889	36,090	(11.6%)
CA-ROW	1,803	371	386.0%

Total Equipment Revenue	$37,635	$42,978	(12.4%)

Total Revenue:
CA-NA	$199,767	$179,734	11.1%
BA	114,080	99,202	15.0%
CA-ROW	24,359	10,349	135.4%

Total Revenue	$338,206	$289,285	16.9%

Commercial Aviation North America:

CA-NA revenue increased to $101.0 million and $199.8 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $92.7 million and $179.7 million, respectively for the prior year periods, primarily due to an increase in service revenue driven by increased Passenger Connectivity revenue. The increase in CA-NA Passenger Connectivity revenue for the three and six month periods ended June 30, 2017 was primarily due to an increase in connectivity take rate and an increase in the number of aircraft equivalents, offset in part by a decrease in ARPS. GPO increased to 108.5 million and 204.1 million, respectively, for the three and six month periods ended June 30, 2017, as compared with 100.5 million and 190.5 million, respectively, for the prior year periods, driven by an increase in aircraft equivalents. The connectivity take rate increased to 7.7% and 8.0%, respectively, for the three and six month periods ended June 30, 2017, as compared with 6.3% and 6.4%, respectively, for the prior year periods, reflecting increased passenger adoption including the impact of third party-paid and airline-paid promotions. Passenger Connectivity sessions totaled 8.3 million and 16.3 million, respectively, for the three and six month periods ended June 30, 2017, as compared with 6.3 million and 12.2 million, respectively, for the prior year periods. ARPS decreased to $10.86 and $11.01, respectively, for the three and six month periods ended June 30, 2017, as compared with $12.94 and $12.99, respectively, for the prior year periods, due to shifts in product mix, third party-paid and airline-paid promotions. ARPA increased to $11,784 and $11,789, respectively, for the three and six month periods ended June 30, 2017, as compared with $11,483 and $11,314, respectively, for the prior year periods.

A summary of the components of CA-NA’s service revenue for the three and six month periods ended June 30, 2017 and 2016 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2017 over
	2017	2016	2016
Passenger Connectivity revenue (1)	$92,565	$85,669	8.0%
Passenger Entertainment and CAS revenue	6,114	4,139	47.7%

Total service revenue	$98,679	$89,808	9.9%

	For the Six Months		% Change
	Ended June 30,		2017 over
	2017	2016	2016
Passenger Connectivity revenue (1)	$184,003	$165,737	11.0%
Passenger Entertainment and CAS revenue	11,821	7,480	58.0%

Total service revenue	$195,824	$173,217	13.1%

(1)	Includes non-session related revenue of $2.1 million and $4.6 million, respectively, for the three and six month periods ended June 30, 2017, and $3.9 million and $7.9 million, respectively, for the prior year periods.

CA-NA Passenger Connectivity revenue increased to $92.6 million and $184.0 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $85.7 million and $165.7 million, respectively, for the prior year periods, due to increases in passenger-paid, third party-paid and airline-paid revenue. Passenger-paid revenue increased due to increases in both individual sessions and subscriptions. Third party-paid revenue increased primarily due to increases in sponsorship, roaming, enterprise and wholesale revenue. Our airline-paid revenue increased due to new agreements with certain airline partners under which the airlines pay us for specified data usage, including data used by passengers and by airline crew members using connectivity services while in flight.

The increase in Passenger Entertainment and CAS revenue to $6.1 million and $11.8 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $4.1 million and $7.5 million, respectively, for the prior year periods, was primarily due to increased usage of Passenger Entertainment services under business-to-business arrangements with our airline partners.

The increase in CA-NA service revenue was partially offset by a decrease in equipment revenue to $2.3 million and $3.9 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $2.9 million and $6.5 million, respectively, in the prior year periods, due primarily to more equipment transactions qualifying for sales treatment in the prior year period as compared with the current year.

Business Aviation:

BA revenue increased to $57.8 million and $114.1 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $49.1 million and $99.2 million, respectively, for the prior year periods, due to an increase in service revenue, offset in part by a decrease in equipment revenue.

BA service revenue increased to $42.2 million and $82.2 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $32.4 million and $63.1 million, respectively, for the prior year periods, primarily due to more customers subscribing to our Gogo Biz (ATG) service and an increase in average monthly service revenue per aircraft online. The number of ATG aircraft online increased 17.3% to 4,453 as of June 30, 2017 as compared with 3,795 as of June 30, 2016.

BA equipment revenue decreased to $15.6 million and $31.9 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $16.7 million and $36.1 million, respectively, for the prior year periods, due to decreases in both ATG and satellite equipment revenue consistent with trends in the overall business aviation market.

Under a sales program for Gogo Biz 4G equipment that started in 2016, we have deferred approximately $5.5 million of equipment revenue as of June 30, 2017 in connection with a free upgrade program under which we shipped ATG and UCS equipment to customers who have a right to exchange that equipment for Gogo Biz 4G equipment. In the three and six months ended June 30, 2017, we shipped 3 Gogo Biz 4G units under this program and recognized $0.2 million of previously deferred equipment revenue. We will recognize the remaining deferred revenue upon the earlier of the shipment of the Gogo Biz 4G equipment or the expiration of the free upgrade period, which is June 30, 2018.

Commercial Aviation Rest of World:

CA-ROW revenue increased to $14.1 million and $24.4 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $5.7 million and $10.3 million, respectively, for the prior year periods, due to an increase in service revenue and to a lesser extent an increase in equipment revenue.

CA-ROW service revenue increased to $13.2 million and $22.6 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $5.4 million and $10.0 million, respectively, for the prior year periods, due to an increase in ARPA and to a lesser extent an increase in aircraft equivalents. ARPA for the CA-ROW segment increased to $18,872 and $17,932 for the three and six month periods ended June 30, 2017, respectively, as compared with $12,065 and $11,851, respectively, for the prior year periods, due to increased airline-paid passenger usage and the transition in the accounting treatment for one of our airline agreements from an operating lease in the prior year to a sale in the first quarter of the current year due to specific provisions elected by the airline.

CA-ROW generated equipment revenue of $0.9 million and $1.8 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $0.4 million and $0.4 million, respectively, for the prior year periods, due to the transition in the accounting treatment for one of one airline agreements from an operating lease in the prior year to a sale in the first quarter of the current year due to specific provisions elected by the airline.

Cost of Service Revenue:

Cost of service revenue by segment, percent change and cost of service revenue as a percent of service revenue for the three and six month periods ended June 30, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2017 over
	2017	2016	2016
CA-NA	$37,954	$33,797	12.3%
BA	9,877	8,898	11.0%
CA-ROW	21,296	10,701	99.0%

Total	$69,127	$53,396	29.5%

	For the Six Months		% Change
	Ended June 30,		2017 over
	2017	2016	2016
CA-NA	$74,701	$70,371	6.2%
BA	19,386	17,317	11.9%
CA-ROW	39,853	20,562	93.8%

Total	$133,940	$108,250	23.7%

CA-ROW cost of service revenue increased to $21.3 million and $39.9 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $10.7 million and $20.6 million, respectively, for the prior year periods, primarily due to increases in network operations expenses (including satellite service fees), aircraft operations expenses, revenue share expense and billing and transaction related expenses as the business continued to grow.

CA-NA cost of service revenue increased to $38.0 million and $74.7 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $33.8 million and $70.4 million, respectively, for the prior year periods, due to increases in revenue share earned by our airline partners, network operations expenses (including satellite service fees) and aircraft operations expenses. These increases were partially offset by increases in the amortization of our deferred airborne lease incentives, the recognition of monthly service fees and maintenance fees paid to us by certain of our airline partners, all of which reduce our cost of services. See Note 10, “Leases” in our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives.

BA cost of service revenue increased to $9.9 million and $19.4 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $8.9 million and $17.3 million, respectively, for the prior year periods. The increases were primarily due to increased ATG units online and an increase in the average network utilization per ATG unit online which resulted in higher ATG network service costs and, to a lesser extent, an increase in satellite service fees.

We expect cost of service revenue in the near term for CA-NA to increase at a slower rate than historically. Such expenses will include additional satellite coverage to support and/or supplement geographic areas we currently serve as well as new areas, offset in part by an increase in the amortization of deferred airborne lease incentives. Over time, we expect total cost of service revenue in CA-NA to decline as a percentage of total service revenue as we realize efficiencies inherent in the scalability of our business.

As we expand our business internationally, we also expect to incur additional cost of service revenue in CA-ROW, reflecting increased satellite usage, maintenance costs and network related expenses.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and six month periods ended June 30, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2017 over
	2017	2016	2016
CA-NA	$3,214	$2,862	12.3%
BA	10,600	9,365	13.2%
CA-ROW	835	250	234.0%

Total	$14,649	$12,477	17.4%

	For the Six Months		% Change
	Ended June 30,		2017 over
	2017	2016	2016
CA-NA	$4,581	$6,809	(32.7%)
BA	20,237	19,166	5.6%
CA-ROW	1,479	250	491.6%

Total	$26,297	$26,225	0.3%

Cost of equipment revenue increased to $14.6 million and $26.3 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $12.5 million and $26.2 million, respectively, for the prior year periods. The increase occurred primarily within the BA segment and to a lesser extent the CA-ROW segment, offset in part by a decrease in the CA-NA segment. The increase in BA was due to the changes in product mix and increases in warranty expense and the increase in CA-ROW was due to the additional equipment transactions that qualify for sale treatment. The decrease in CA-NA was due to fewer equipment transactions that qualify for sale treatment. We expect that our cost of equipment revenue in future periods will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 44.4% and 55.2% to $35.7 million and $71.9 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $24.7 million and $46.4 million, respectively, for the prior year periods, due primarily to increases in the CA-NA and CA-ROW segments. The CA-NA and CA-ROW segments increased due to higher personnel expense and outside services in connection with the development of new products and technologies and obtaining STCs. Additionally, the increase in the CA-NA segment for the three and six month periods was due to the recognition of $2.4 million and $11.8 million, respectively, of expenses related to the development of our next generation ATG solution.

Excluding the next generation ATG development expenses, we expect engineering, design and development expenses to remain relatively consistent in future periods. We expect consolidated engineering, design and development expenses to decrease as a percentage of consolidated revenue over time.

Sales and Marketing Expenses:

Sales and marketing expenses decreased 1.1% and 1.7% to $16.6 million and $31.0 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $16.8 million and $31.5 million, respectively, for the prior year periods, due to a decrease in CA-NA, partially offset by increases in the BA and CA-ROW segments. Sales and marketing expenses as a percentage of total consolidated revenue decreased to 9.6% and 9.2%, respectively, for the three and six month periods ended June 30, 2017, as compared with 11.4% and 10.9%, respectively, for the prior year periods.

We expect our sales and marketing expenses to increase in future periods as we expand our international marketing initiatives, commence service on aircraft operated by new and existing airline partners in both CA-NA and CA-ROW, increase advertising and promotional initiatives for new product offerings (particularly in BA) and expand programs to retain and support our existing users. In addition, the commission component of sales and marketing expenses at BA will fluctuate with equipment revenue. We expect consolidated sales and marketing expenses to decrease as a percentage of consolidated revenue over time.

General and Administrative Expenses:

General and administrative expenses increased 5.2% and 6.3% to $23.5 million and $46.1 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $22.4 million and $43.4 million, respectively, for the prior year periods, due to increases in the CA-NA and CA-ROW segments, partially offset by a decrease in the BA segment. General and administrative expenses as a percentage of total consolidated revenue decreased to 13.6% and 13.6%, respectively, for the three and six month periods ended June 30, 2017, as compared with 15.2% and 15.0%, respectively, for the prior year periods.

The increase in the CA-NA and CA-ROW segments’ general and administrative expenses for the three and six month periods ended June 30, 2017 from the prior year periods was due primarily to an increase in personnel related expenses.

The decrease in the BA segment’s general and administrative expenses for the three and six month periods ended June 30, 2017 from the prior year periods was due primarily to a decrease in personnel related expense.

We expect our general and administrative expenses to remain relatively consistent in future periods. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue as we realize economies of scale.

Segment Profit (Loss):

CA-NA’s segment profit decreased 13.1% and 15.7% to $16.2 million and $27.4 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $18.6 million and $32.5 million, respectively, for the prior year periods. The decrease in CA-NA’s segment profit for the three and six month periods ended June 30, 2017 was due to increases in cost of service revenue, engineering, design and development and general and administrative expenses and a decrease in equipment revenue, offset in part by an increase in service revenue, as discussed above.

BA’s segment profit increased 32.5% and 30.8% to $25.2 million and $51.3 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $19.0 million and $39.2 million, respectively, for the prior year periods. The increase in BA’s segment profit for the three and six month periods ended June 30, 2017 was due to an increase in service revenue, partially offset by an increase in operating expenses and a decrease in equipment revenue, as discussed above.

CA-ROW’s segment loss increased 34.8% and 34.7% to $31.4 million and $58.0 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $23.3 million and $43.0 million, respectively, for the prior year periods. The increase in CA-ROW’s segment loss for the three and six month periods ended June 30, 2017 was due to an increase in operating expenses, offset in part by an increase in service and equipment revenue, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 22.7% and 23.8% to $30.6 million and $61.0 million, respectively, for the three and six month periods ended June 30, 2017, as compared with $24.9 million and $49.3 million, respectively, for the prior year periods, due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive satellite-based equipment on aircraft and further expand our ground and satellite networks.

Other (Income) Expense:

Other (income) expense and percent change for the three and six month periods ended June 30, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2017 over
	2017	2016	2016
Interest income	$(771)	$(166)	364.5%
Interest expense	27,226	17,557	55.1%
Loss on extinguishment of debt	—	15,406	n/a
Adjustment to deferred financing costs	—	77	n/a
Other expense	56	3	1766.7%

Total	$26,511	$32,877	(19.4%)

	For the Six Months		% Change
	Ended June 30,		2017 over
	2017	2016	2016
Interest income	$(1,316)	$(212)	520.8%
Interest expense	54,169	33,853	60.0%
Loss on extinguishment of debt	—	15,406	n/a
Adjustment to deferred financing costs	—	(792)	n/a
Other (income) expense	94	(171)	n/a

Total	$52,947	$48,084	10.1%

Total other expense was $26.5 million and $52.9 million, respectively, for the three and six month periods ended June 30, 2017, as compared to $32.9 million and $48.1 million, respectively, for the prior year periods. Interest expense increased during the three and six month periods ended June 30, 2017 as compared with the prior year periods due to higher average debt levels outstanding and higher average interest rates incurred during the current year as compared with the prior year. The increase in interest expense for the three and six month periods ended June 30, 2017, as compared to the prior year periods, was due to the issuance of the Original Senior Secured Notes in June 2016 and the Additional Notes in January 2017. The increase in interest expense associated with the Senior Secured Notes was partially offset by lower interest expense associated with the Amended and Restated Senior Term Facility, which was repaid in full in June 2016. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information. See Note 9, “Interest Costs,” in our unaudited condensed consolidated financial statements for additional information related to our interest expense. The three and six month periods ended June 30, 2016 included a loss on extinguishment of debt related to the repayment of the Amended and Restated Senior Term Facility and adjustment of deferred financing costs, while the current year did not include such activities.

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

Income Taxes:

The effective income tax rate for the three and six month periods ended June 30, 2017 and 2016 was (0.8%) and (0.7%), respectively, as compared with (0.6%) and (0.8%), respectively, for the prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and six month periods ended June 30, 2017 and 2016 was primarily due to the recording of a valuation allowance against our net deferred tax assets.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) amortization of deferred airborne lease incentives (iii) loss on extinguishment of debt and (iv) adjustment of deferred financing costs. Our management believes that the use of Adjusted EBITDA eliminates items that, management believes, have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful to an understanding of our operating performance to exclude the loss on extinguishment of debt and adjustment of deferred financing costs from Adjusted EBITDA because of the non-recurring nature of these charges.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(44,209)	$(40,194)	$(85,576)	$(64,300)
Interest expense	27,226	17,557	54,169	33,853
Interest income	(771)	(166)	(1,316)	(212)
Income tax provision	362	221	595	528
Depreciation and amortization	30,562	24,906	60,997	49,263

EBITDA	13,170	2,324	28,869	19,132
Stock-based compensation expense	5,394	3,788	9,724	7,986
Amortization of deferred airborne lease incentives	(8,630)	(7,241)	(17,978)	(12,885)
Loss on extinguishment of debt	—	15,406	—	15,406
Adjustment of deferred financing costs	—	77	—	(792)

Adjusted EBITDA	$9,934	$14,354	$20,615	$28,847

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(74,135)	$(47,615)	$(145,743)	$(85,041)
Change in deferred airborne lease incentives (2)	(111)	683	3,505	8,344
Amortization of deferred airborne lease incentives (2)	8,608	7,175	17,917	12,761

Cash CAPEX	$(65,638)	$(39,757)	$(124,321)	$(63,936)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives and related amortization associated with STCs for the three and six month periods ended June 30, 2017 and 2016 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Some of these limitations include:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;

•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;

•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;

•	Adjusted EBITDA does not reflect non-cash components of employee compensation;

•	Cash CAPEX does not reflect the full extent of capital investments we have made in our operations; and

•	since other companies in our or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$2,388	$24,361
Net cash used in investing activities	(90,007)	(244,236)
Net cash provided by financing activities	66,416	202,694
Effect of foreign exchange rate changes on cash	317	(233)

Net decrease in cash and cash equivalents	(20,886)	(17,414)
Cash and cash equivalents at the beginning of period	117,302	147,342

Cash and cash equivalents at the end of period	$96,416	$129,928

Supplemental information:
Short-term investments	$283,241	$378,673

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

Liquidity:

Although we can provide no assurances, we currently believe that cash, cash equivalents and short-term investments on hand as of June 30, 2017 will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including costs associated with installing our 2Ku and ATG-4 equipment on certain aircraft operated by our airline partners, continuing our international expansion and developing our next generation ATG solution. Excluding the impact of our initial public offering in June 2013, the Amended and Restated Senior Term Facility, the Convertible Notes and the Senior Secured Notes, we have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenue in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to international expansion and execution of our current technology roadmap, including 2Ku, next generation ATG and other potential future technologies. We currently believe that cash on hand, comprised of cash, cash equivalents and short-term investments, and cash flows provided by operating activities and, if necessary, additional equity financings or the incurrence of additional debt, will be sufficient to meet our liquidity needs in the longer-term, including our continued international expansion and execution of our current technology roadmap. The Indenture governing our Senior Secured Notes contains covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Additionally, the Indenture governing the Senior Secured Notes limits the amount of cash GIH and its subsidiaries may distribute to us, including cash distributed to us to pay interest on the Convertible Notes, to pay any interest on indebtedness incurred, or pay dividends on preferred stock issued by us to refinance, replace, renew or refund the Convertible Notes. Further, market conditions and/or our financial performance may limit our access to additional sources of equity or debt financing. As a result, we may be unable to finance growth of our business to the extent that our cash on hand (including short-term investments) and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of our equity or through permitted incurrences of debt by us or by GIH and its subsidiaries.

For additional information on our Senior Secured Notes, Convertible Notes, Amended and Restated Credit Agreement and Restricted Cash, please see Note 8, “Long-Term Debt and Other Liabilities.”

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Net loss	$(85,576)	$(64,300)
Non-cash charges and credits	85,666	83,878
Changes in operating assets and liabilities	2,298	4,783

Net cash provided by operating activities	$2,388	$24,361

For the six month period ended June 30, 2017, cash provided by operating activities was $2.4 million as compared with $24.4 million for the prior year period. The principal contributors to the change in operating cash flows were:

•	A $19.5 million decrease in net loss adjusted for non-cash charges and credits, and

•	A $2.5 million change in cash flows related to operating assets and liabilities resulting from:

•	A decrease in cash flows due to the following:

•	Changes in CA-NA’s and BA’s accounts receivable due to the timing of collections;

•	Changes in CA-NA’s deferred revenue as deferred revenue balances increased during 2016 and decreased slightly during 2017;

•	Changes in CA-ROW’s deferred airborne lease incentives due to more installations during 2016 as compared with 2017;

•	Changes in BA’s accounts payable and accrued liabilities due primarily to the timing of payments; and

•	Changes in accrued interest due to the Senior Secured Notes being issued in June 2016, while accrued interest remained relatively flat in during 2017.

•	Offset in part by an increase in cash flows due to the following:

•	Changes in all three segments’ prepaid expenses and other current assets. The change in CA-NA was due to the recognition of development services during 2017 that were paid in 2016. The change in BA was due to deposits made on certain inventory items during the first quarter of 2016, while no such payments were made during 2017. The change in CA-ROW was due to the timing of payments on satellite services; and

•	Changes in CA-NA’s and CA-ROW’s accounts payable and accrued liabilities due primarily to the timing of payments.

We anticipate cash flows from changes in operating assets and liabilities to be impacted by deferred airborne lease incentives, which we estimate will range from $60 million to $70 million for the year ending December 31, 2017 and $40 million to $50 million for the year ended December 31, 2018. See “—Capital Expenditures” below for further information.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “—Capital Expenditures” below. Additionally, cash used in investing activities includes net changes in our short-term investments of $55.2 million and $159.2 million, respectively, for the six month period ended June 30, 2017 and 2016.

Cash flows provided by Financing Activities:

Cash provided by financing activities for the six month period ended June 30, 2017 was $66.4 million primarily due to the issuance of the Additional Senior Secured Notes with gross proceeds of $70.2 million, offset in part by the payment of debt issuance costs for the Additional Senior Secured Notes of $1.5 million and capital lease payments of $1.5 million.

Cash used in financing activities for the six month period ended June 30, 2016 was $202.7 million primarily due to the issuance of $525.0 million of Senior Secured Notes, partially offset by the payment in full of the Amended and Restated Credit Agreement totaling $310.1 million (including the early prepayment penalty of approximately $8.6 million), the payment of debt issuance costs for the Senior Secured Notes of $10.6 million and capital lease payments of $1.2 million.

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

Capital expenditures for the six month periods ended June 30, 2017 and 2016 were $145.7 million and $85.0 million, respectively. The increase in capital expenditures was primarily due to an increase in airborne equipment purchases (as airborne equipment represents approximately 70% of our capital expense for the current year), primarily for the rollout of 2Ku, and to a lesser extent an increase in capitalized software.

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

Contractual Commitments:

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of June 30, 2017 commit us to purchase transponder and teleport satellite services totaling approximately $41.7 million in 2017 (July 1 through December 31), $72.9 million in 2018, $79.1 million in 2019, $85.4 million in 2020, $75.9 million in 2021 and $303.0 million thereafter.

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

A contract with one of our airline partners requires us to provide the airline partner with cash rebates of $1.8 million in June 2017 and June 2018. We paid the 2017 rebate on June 13, 2017.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of June 30, 2017 and December 31, 2016 primarily included amounts in bank checking accounts and Money Market Funds. We believe that a change in average interest rates would not materially affect our interest income and results of operations.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of June 30, 2017 and December 31, 2016 included amounts in bank checking accounts and money market funds, and our short-term investments consist of U.S. Treasury bills. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio would have reduced interest income for the three and six month periods ended June 30, 2017 and 2016 by an immaterial amount.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Except as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as filed with the SEC on May 4, 2017, there have been no material changes to the risk factors previously disclosed in our 2016 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sales of Unregistered Securities

None.

b)	Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1.47	Amendment #1, dated April 3, 2017, to the Statement of Work #1 to the 2Ku In-Flight Connectivity Services Agreement by and between Delta Air Lines, Inc. and Gogo LLC

10.1.48	Amendment #1, dated April 3, 2017, to Statement of Work #2 to the 2Ku In-Flight Connectivity Services Agreement by and between Delta Air Lines, Inc. and Gogo LLC

10.1.49†	Amendment #3 to the 2Ku In-Flight Connectivity Services Agreement dated April 13, 2017 by and between Delta Air Lines, Inc. and Gogo LLC

10.1.50†	Statement of Work #4, dated May 4, 2017, to the 2Ku In-Flight Connectivity Services Agreement by and between Delta Air Lines, Inc. and Gogo LLC

10.2.14#	Employment Agreement, by and between Gogo LLC and Barry Rowan, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.2.14 to Form 10-Q filed on May 4, 2017)

10.2.15#	Change in Control Severance Agreement, dated as of April 24, 2017, by and between Gogo Inc. and Barry Rowan (incorporated by reference to Exhibit 10.2.15 to Form 10-Q filed on May 4, 2017)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
#	Management contract or compensatory plan or arrangement
*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.
Date: August 7, 2017
/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)