Form 10-Q
period 2017-09-30
Gogo Inc.
filed 2017-11-02
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

As of October 30, 2017, 86,772,729 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$222,378	$117,302
Short-term investments	188,496	338,477

Total cash, cash equivalents and short-term investments	410,874	455,779
Accounts receivable, net of allowances of $729 and $499, respectively	112,029	73,743
Inventories	48,621	50,266
Prepaid expenses and other current assets	20,414	24,942

Total current assets	591,938	604,730

Non-current assets:
Property and equipment, net	614,311	519,810
Intangible assets, net	90,661	85,175
Goodwill	620	620
Long-term restricted cash	6,873	7,773
Other non-current assets	58,508	28,088

Total non-current assets	770,973	641,466

Total assets	$1,362,911	$1,246,196

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$23,845	$31,689
Accrued liabilities	148,264	132,055
Accrued airline revenue share	16,714	15,521
Deferred revenue	39,062	32,722
Deferred airborne lease incentives	39,071	36,277
Current portion of capital leases	2,149	2,799

Total current liabilities	269,105	251,063

Non-current liabilities:
Long-term debt	995,546	800,715
Deferred airborne lease incentives	121,588	135,879
Deferred tax liabilities	9,001	8,264
Other non-current liabilities	123,198	90,668

Total non-current liabilities	1,249,333	1,035,526

Total liabilities	1,518,438	1,286,589

Commitments and contingencies (Note 11)	—	—
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2017 and December 31, 2016; 87,000,688 and 86,529,907 shares issued at September 30, 2017 and December 31, 2016, respectively; and 86,772,729 and 86,295,870 shares outstanding at September 30, 2017 and December 31, 2016, respectively	9	9
Additional paid-in-capital	893,713	879,135
Accumulated other comprehensive loss	(1,018)	(2,163)
Accumulated deficit	(1,048,231)	(917,374)

Total stockholders’ deficit	(155,527)	(40,393)

Total liabilities and stockholders’ deficit	$1,362,911	$1,246,196

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Revenue:
Service revenue	$153,347	$129,099	$453,918	$375,406
Equipment revenue	19,527	18,168	57,162	61,146

Total revenue	172,874	147,267	511,080	436,552

Operating expenses:
Cost of service revenue (exclusive of items shown below)	67,854	56,365	201,794	164,615
Cost of equipment revenue (exclusive of items shown below)	15,326	10,527	41,623	36,752
Engineering, design and development	31,313	25,835	103,262	72,201
Sales and marketing	16,294	14,874	47,253	46,366
General and administrative	24,064	21,661	70,162	65,038
Depreciation and amortization	35,824	26,779	96,821	76,042

Total operating expenses	190,675	156,041	560,915	461,014

Operating loss	(17,801)	(8,774)	(49,835)	(24,462)

Other (income) expense:
Interest income	(683)	(852)	(1,999)	(1,064)
Interest expense	27,585	24,848	81,754	58,701
Loss on extinguishment of debt	—	—	—	15,406
Adjustment of deferred financing costs	—	—	—	(792)
Other (income) expense	228	34	322	(137)

Total other expense	27,130	24,030	80,077	72,114

Loss before income taxes	(44,931)	(32,804)	(129,912)	(96,576)
Income tax provision	350	469	945	997

Net loss	$(45,281)	$(33,273)	$(130,857)	$(97,573)

Net loss attributable to common stock per share—basic and diluted	$(0.57)	$(0.42)	$(1.65)	$(1.24)

Weighted average number of shares—basic and diluted	79,543	79,003	79,340	78,864

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net loss	$(45,281)	$(33,273)	$(130,857)	$(97,573)
Currency translation adjustments	655	(100)	1,145	376

Comprehensive loss	$(44,626)	$(33,373)	$(129,712)	$(97,197)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2017	2016
Operating activities:
Net loss	$(130,857)	$(97,573)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	96,821	76,042
Loss on asset disposals, abandonments and write-downs	7,540	1,619
Deferred income taxes	737	630
Stock-based compensation expense	15,007	12,986
Loss of extinguishment of debt	—	15,406
Amortization of deferred financing costs	2,718	2,981
Accretion and amortization of debt discount and premium	13,872	12,940
Adjustment of deferred financing costs	—	(792)
Changes in operating assets and liabilities:
Accounts receivable	(38,130)	6,874
Inventories	1,645	(14,653)
Prepaid expenses and other current assets	4,928	(18,106)
Accounts payable	(1,246)	2,174
Accrued liabilities	20,521	2,750
Deferred airborne lease incentives	11,722	8,635
Deferred revenue	11,080	19,690
Deferred rent	336	317
Accrued airline revenue share	1,169	1,525
Accrued interest	(17,742)	16,025
Other non-current assets and liabilities	(4,330)	(4,322)

Net cash provided by (used in) operating activities	(4,209)	45,148

Investing activities:
Proceeds from the sale of property and equipment	—	84
Purchases of property and equipment	(190,479)	(107,108)
Acquisition of intangible assets—capitalized software	(23,759)	(21,586)
Purchases of short-term investments	(213,651)	(278,961)
Redemptions of short-term investments	363,632	159,727
Other, net	(2,486)	136

Net cash used in investing activities	(66,743)	(247,708)

Financing activities:
Proceeds from the issuance of senior secured notes	181,843	525,000
Payments on amended and restated credit agreement	—	(310,132)
Payment of issuance costs	(3,602)	(10,610)
Payments on capital leases	(2,340)	(1,875)
Stock-based compensation activity	(429)	43

Net cash provided by financing activities	175,472	202,426

Effect of exchange rate changes on cash	556	(378)
Increase (decrease) in cash and cash equivalents	105,076	(512)
Cash and cash equivalents at beginning of period	117,302	147,342

Cash and cash equivalents at end of period	$222,378	$146,830

Supplemental Cash Flow Information:
Cash paid for interest	$86,359	$27,535
Cash paid for taxes	35	291
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$46,817	$31,062
Purchases of property and equipment paid by commercial airlines	7,987	10,993
Purchases of property and equipment under capital leases	1,174	1,531
Acquisition of intangible assets in current liabilities	1,100	1,390
Asset retirement obligation incurred and adjustments	778	(36)

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

The results of operations and cash flows for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.

We have one class of common stock outstanding as of September 30, 2017 and December 31, 2016.

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

Under agreements with certain of our airline partners to upgrade our equipment on certain aircraft or decommission certain aircraft on which our equipment is installed, on a quarterly basis we reassess the useful life of the affected equipment. As a result, we shorten the useful lives of the affected equipment to be consistent with the estimated upgrade date or aircraft decommissioning date, as applicable. We also shorten the remaining amortization period for deferred airborne lease incentives for certain equipment on aircraft to be decommissioned. The change in estimated useful lives related to these events resulted in increases in depreciation expense of $8.6 million and $14.9 million, respectively, in the three and nine month periods ended September 30, 2017 and increases in the amortization of deferred airborne lease incentives, which reduced our cost of service revenue, of $1.3 million and $3.5 million, respectively, in the three and nine month periods ended September 30, 2017. As a result, net loss per basic and fully diluted share increased by $0.09 and $0.14, respectively, for the three and nine month periods ended September 30, 2017.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). This pronouncement outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the FASB issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the annual reporting periods; we will adopt this guidance as of January 1, 2018. We are continuing to evaluate our revenue contracts under the new guidance. Based on our preliminary understanding of the impact the adoption of this standard will have on our financial statements, we reassessed and now plan to adopt the standard using the modified retrospective method. Under the modified retrospective method, revenue and expenses that would have been recognized in the future will be recorded to equity as a cumulative adjustment at the date of adoption. While we are continuing to evaluate the impact of the adoption of this guidance on our consolidated financial statements, we currently believe that the measurement and timing of recognition of revenue and related costs from certain of our customer contracts will be impacted in the following ways, primarily from our Airline Directed contracts in CA-NA and CA-ROW (cash flows and cash and cash equivalents will not be impacted):

•	Under the current revenue recognition standard, the sale of CA-NA and CA-ROW airborne connectivity equipment does not meet all of the requirements for being recognized as a separate unit of accounting, resulting in the deferral of equipment revenue (and the related equipment cost) over the life of the contract. Under ASU 2014-09, we have concluded that the sale of airborne connectivity equipment for Airline Directed arrangements will represent a separate performance obligation as it is both capable of being distinct and distinct within the context of the arrangement. As such, the recognition of all airborne equipment revenue and related costs will be accelerated and recognized upon installation.

•	Our contracts with customers generate service revenue that varies based on usage of our service. Under the current revenue recognition standard, these revenues are recognized as services are provided. Under ASU 2014-09, our preliminary conclusion is that we will be required to use a variable consideration model which requires us to estimate (and constrain) variable service revenue, and allocate total contract consideration among all performance obligations. Additionally, estimates used in the recognition of revenue under the new standard will be updated as new facts and circumstances warrant, which may cause differences in the trend of revenue recognition as compared to that reported under the current standard.

•	We have assessed the treatment of costs to obtain or fulfill a contract with a customer, including costs to obtain Supplemental Type Certificates (“STCs”) issued by the FAA that are required to install our equipment on aircraft. Such costs are expensed as incurred under the current standard. Under ASU 2014-09, we have concluded that under our Airline Directed model these costs require capitalization and subsequent amortization over the anticipated service period. Conversely, STC costs incurred in connection with our airline partners operating under our Turnkey model are not subject to the same guidance and will continue to be expensed as incurred under ASU 2014-09.

•	Penalties are recorded under the current standard when incurred. Under ASU 2014-09, anticipated penalties will be accounted for as a reduction of revenue when or at the time the related performance obligation is satisfied.

The impact upon adoption of ASU 2014-09 is subject to change based on new contracts or contractual amendments executed prior to the date of adoption, including contractual amendments that change and arrangement from a Turnkey model to an Airline Directed model. Such changes could have a significant effect on the transition adjustment recorded upon adoption of the new standard.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

3. Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period. The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 8, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Accordingly, the calculation of weighted average shares outstanding as of September 30, 2017 and 2016 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three and nine month periods ended September 30, 2017 and 2016, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2017 and 2016; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2017 and 2016 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net loss	$(45,281)	$(33,273)	$(130,857)	$(97,573)
Less: Participation rights of the Forward Transactions	—	—	—	—

Undistributed losses	$(45,281)	$(33,273)	$(130,857)	$(97,573)

Weighted-average common shares outstanding-basic and diluted	79,543	79,003	79,340	78,864

Net loss attributable to common stock per share-basic and diluted	$(0.57)	$(0.42)	$(1.65)	$(1.24)

4. Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of September 30, 2017 and December 31, 2016, all of which were included within the BA segment, were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Work-in-process component parts	$37,462	$39,150
Finished goods	11,159	11,116

Total inventory	$48,621	$50,266

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

5. Composition of Certain Balance Sheet Accounts

Property and equipment as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Office equipment, furniture, fixtures and other	$45,230	$49,529
Leasehold improvements	42,413	42,143
Airborne equipment	702,414	557,196
Network equipment	186,650	168,121

	976,707	816,989
Accumulated depreciation	(362,396)	(297,179)

Property and equipment, net	$614,311	$519,810

Other non-current assets as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Deferred cost of equipment revenue	$40,493	$14,159
Deposits on satellite and airborne equipment	8,371	10,800
Other	9,644	3,129

Total other non-current assets	$58,508	$28,088

Accrued liabilities as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Employee compensation and benefits	$23,831	$21,008
Airborne equipment and installation costs	35,459	22,442
Airborne partner related accrued liabilities	16,226	14,307
Accrued interest	22,694	40,436
Other	50,054	33,862

Total accrued liabilities	$148,264	$132,055

Other non-current liabilities as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Deferred revenue	$67,048	$38,976
Deferred rent	37,101	36,538
Asset retirement obligations	9,935	8,527
Other	9,114	6,627

Total other non-current liabilities	$123,198	$90,668

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

As of September 30, 2017 and December 31, 2016, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of September 30, 2017 and December 31, 2016 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of September 30, 2017			As of December 31, 2016
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	2.2	$140,818	$(85,490)	$55,328	$118,836	$(70,127)	$48,709
Service customer relationship	2.5	8,081	(5,534)	2,547	8,081	(4,773)	3,308
Other intangible assets	1.3	1,500	(997)	503	1,500	(682)	818
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,667)	57

Total amortized intangible assets		157,123	(98,745)	58,378	135,141	(82,249)	52,892
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$189,406	$(98,745)	$90,661	$167,424	$(82,249)	$85,175

Amortization expense was $4.9 million and $16.5 million, respectively, for the three and nine month periods ended September 30, 2017, and $6.0 million and $15.8 million, respectively, for the prior year periods.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2017 (period from October 1 to December 31)	$7,137
2018	$24,284
2019	$14,427
2020	$8,382
2021	$2,425
Thereafter	$1,723

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

7. Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $2.7 million and $2.6 million, respectively, as of September 30, 2017 and December 31, 2016.

8. Long-Term Debt and Other Liabilities

Long-term debt as of September 30, 2017 and December 31, 2016 was as follows (in thousands):

	September 30,	December 31,
	2017	2016
Senior Secured Notes	$706,277	$525,000
Convertible Notes	306,462	292,024

Total debt	1,012,739	817,024
Less deferred financing costs	(17,193)	(16,309)

Total long-term debt	$995,546	$800,715

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Senior Secured Notes – On June 14, 2016 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (the “Co-Issuer” and, together with GIH, the “Issuers”), issued $525 million aggregate principal amount of 12.500% senior secured notes due 2022 (the “Original Senior Secured Notes”) under an Indenture, dated as of June 14, 2016 (the “Original Indenture”), among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Subsidiary Guarantors” and, together with us, the “Guarantors”), and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). On January 3, 2017, the Issuers issued $65 million aggregate principal amount of additional senior secured notes due 2022 (the “January 2017 Additional Notes”). The January 2017 Additional Notes were issued at a price equal to 108% of their face value resulting in gross proceeds of $70.2 million. On September 20, 2017, the Issuers, the Guarantors and the Trustee entered into the first supplemental indenture (the “Supplemental Indenture” and, together with the Original Indenture, the “Indenture”) to modify certain covenants, as discussed below. On September 25, 2017, the Issuers issued $100 million aggregate principal amount of additional senior secured notes due 2022 (the “September 2017 Additional Notes”). The September 2017 Additional Notes were issued at a price equal to 113% of their face value resulting in gross proceeds of $113.0 million. Additionally, we received approximately $2.9 million for interest that accrued from July 1, 2017 through September 24, 2017, which will be paid out when we make our next interest payment in January 2018. We refer to the Original Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes collectively as the “Senior Secured Notes.”

As noted above, on September 20, 2017, the Issuers, the Guarantors and the Trustee entered into the Supplemental Indenture to (i) increase the amount of additional secured indebtedness under Credit Facilities (as defined in the Indenture) that may be incurred by the Issuer and its Restricted Subsidiaries (as defined in the Indenture) under the Indenture by $100 million (from $75 million to $175 million in aggregate principal amount), (ii) permit the Issuer and its Restricted Subsidiaries to incur additional secured indebtedness in connection with vendor financing arrangements not to exceed $50 million in aggregate principal amount at any time outstanding and (iii) permit the Issuer and its Restricted Subsidiaries to make additional dividends or distributions to Gogo in an aggregate amount of up to $15 million during any twelve-month period to pay interest on any indebtedness or preferred stock with a maturity later than July 1, 2022. The Supplemental Indenture became effective immediately upon execution, following our receipt of consents from holders of a majority of the outstanding principal amount of the Existing Notes (excluding Existing Notes held by the Issuers or any affiliates of the Issuers) to the Supplemental Indenture and amendments to the collateral agency agreement governing the Senior Secured Notes (the “Consent”). In connection with the Consent, GIH paid $1.4 million in fees (“Consent Fees”) to holders of Existing Notes who validly offered (and did not revoke) their consents prior to the expiration of the Consent.

As of September 30, 2017 and December 31, 2016, the outstanding principal amount of the Senior Secured Notes was $690.0 million and $525.0 million, respectively. The unamortized debt premium and Consent fees were $16.3 million as of September 30, 2017 and the net carrying amount was $706.3 million as of September 30, 2017. The net carrying amount was $525.0 million as of December 31, 2016.

Interest on the Senior Secured Notes accrues at the rate of 12.500% per annum and is payable semi-annually in arrears on July 1 and January 1, commencing on January 1, 2017 (other than the January 2017 Additional Notes, for which interest payments commenced on July 1, 2017, and the September 2017 Additional Notes, for which interest payments will commence on January 1, 2018). The Senior Secured Notes mature on July 1, 2022. The January 2017 Additional Notes and September 2017 Additional Notes have the same terms as the Original Senior Secured Notes, except with respect to the issue date and issue price, and are treated as a single series for all purposes under the Indenture and the security documents that govern the Senior Secured Notes.

We paid approximately $11.4 million, $2.0 million and $2.5 million, respectively, of aggregate origination fees and financing costs related to the issuance of the Original Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes, which have been accounted for as deferred financing costs. Additionally, as noted above, we paid approximately $1.4 million of Consent fees, which offset the net carrying value of the Senior Secured Notes. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the Senior Secured Notes using the effective interest method. Total amortization expense was $0.5 million and $1.6 million, respectively, for the three and nine month periods ended September 30, 2017, and $0.4 million and $0.5 million, respectively, for the prior year periods. As of September 30, 2017 and December 31, 2016, the balance of unamortized deferred financing costs related to the Senior Secured Notes was $13.2 million and $11.2 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 9, “Interest Costs” for additional information.

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

The Senior Secured Notes are guaranteed, on a senior secured basis, by us and all of GIH’s existing and future domestic restricted subsidiaries (other than the Co-Issuer), subject to certain exceptions. The Issuers’ obligations under the Senior Secured Notes are not guaranteed by Gogo International Holdings LLC, a subsidiary of ours that holds no material assets other than equity interests in our foreign subsidiaries. Each guarantee is a senior secured obligation of such Guarantor and is:

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

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding Senior Secured Notes issued under the Indenture to be due and payable immediately. As of September 30, 2017, no event of default had occurred.

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

As of September 30, 2017 and December 31, 2016, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $55.4 million and $69.9 million, respectively, and the net carrying amount of the liability component was $306.5 million and $292.0 million, respectively.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our unaudited condensed consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.4 million and $1.1 million, respectively, for the three and nine months periods ended September 30, 2017, and $0.4 million and $1.0 million, respective, for the prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2017 and December 31, 2016, the balance of unamortized deferred financing costs related to the Convertible Notes was $4.0 million and $5.1 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 9, “Interest Costs” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the three and nine month periods ended September 30, 2017. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which were accounted for as deferred financing costs. Total amortization expense of the deferred financing costs was $1.4 million for the nine month period ended September 30, 2016. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As noted above, deferred financing costs related to the Amended and Restated Senior Term Facility were written off as of June 14, 2016.

Restricted Cash - Our restricted cash balances were $7.4 million and $7.9 million, respectively, as of September 30, 2017 and December 31, 2016 and primarily consist of letters of credit. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

9. Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three and nine month periods ended September 30, 2017 and 2016 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Interest costs charged to expense	$21,936	$19,598	$65,164	$42,780
Amortization of deferred financing costs	919	818	2,718	2,981
Accretion of debt discount on Convertible Notes	4,945	4,432	14,438	12,940
Amortization of debt premium on Senior Secured Notes	(215)	—	(566)	—

Interest expense	27,585	24,848	81,754	58,701
Interest costs capitalized to property and equipment	9	34	15	187
Interest costs capitalized to software	193	279	804	961

Total interest costs	$27,787	$25,161	$82,573	$59,849

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Under the Turnkey model, we account for equipment transactions as operating leases of space for our equipment on the aircraft. We may be responsible for the costs of installing and/or deinstalling the equipment. The majority of the equipment transactions involve the transfer of legal title but do not meet sales recognition for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment. Under the Turnkey model, we refer to our relationship with the airline as a “partner”.

Under the Turnkey model, the assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 5, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $10.1 million and $28.1 million, respectively, for the three and nine month periods ended September 30, 2017, and $7.8 million and $20.7 million, respectively, for the prior year periods as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of September 30, 2017, deferred airborne lease incentives of $39.1 million and $121.6 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2016, deferred airborne lease incentives of $36.3 million and $135.9 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. The decrease in our deferred airborne lease incentives is due primarily to the transition in the accounting treatment for one of our airline agreements from a Turnkey model in the prior year period to an Airline Directed model in the first quarter of 2017 due to specific provisions elected by the airline.

Under the Turnkey model, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $7.7 million and $26.9 million, respectively, for the three and nine month periods ended September 30, 2017, and $10.1 million and $32.3 million, respectively, for the prior year periods.

A contract with one of our airline partners requires us to provide the airline partner with a cash rebate of $1.8 million in June 2018.

Under the Airline Directed model, which we have historically used on a limited basis, equipment transactions qualify for sale treatment due to the specific provisions of the agreement. When all the recognition conditions are met for the equipment, the sale is recognized as equipment revenue. When equipment and services are not separable, equipment revenue is deferred and recognized over the service period. Under the Airline Directed model, we refer to our relationship with the airline as a “customer”. For more information see Note 2, “Summary of Significant Accounting Policies” in our 2016 10-K.

Leases and Cell Site Contracts — We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $3.0 million and $9.0 million, respectively, for the three and nine month periods ended September 30, 2017, and $3.0 million and $8.9 million, respectively, for the prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term with various renewal options. Total cell site rental expense was $2.3 and $7.0 million, respectively, for the three and nine month periods ended September 30, 2017, and $2.3 million and $7.0 million, respectively, for the prior year periods.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of September 30, 2017, are as follows (in thousands):

Operating
Years ending December 31,	Leases
2017 (period from October 1 to December 31)	$5,005
2018	$18,832
2019	$17,765
2020	$15,718
2021	$15,478
Thereafter	$95,693

Equipment Leases – We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates in an approximate range of 8% to 14%. As of September 30, 2017 and December 31, 2016 the computer equipment leases were classified as part of office equipment, furniture, and fixtures and other in our unaudited condensed consolidated balance sheet at a gross cost of $5.1 million and $3.9 million, respectively. As of September 30, 2017 and December 31, 2016, the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $7.5 million and $7.5 million, respectively. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of September 30, 2017, are as follows (in thousands):

Capital
Years ending December 31,	Leases
2017 (period from October 1 to December 31)	$947
2018	2,030
2019	1,016
2020	34
Thereafter	—

Total minimum lease payments	4,027
Less: Amount representing interest	(401)

Present value of net minimum lease payments	$3,626

The $3.6 million present value of net minimum lease payments as of September 30, 2017 has a current portion of $2.1 million included in the current portion of long-term debt and capital leases and a non-current portion of $1.5 million included in other non-current liabilities.

11. Commitments and Contingencies

Contractual Commitments - We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of September 30, 2017 commit us to purchase transponder and teleport satellite services totaling approximately $21.4 million in 2017 (October 1 through December 31), $75.6 million in 2018, $81.9 million in 2019, $86.2 million in 2020, $75.9 million in 2021 and $303.0 million thereafter.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Senior Secured Notes and the Convertible Notes, which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Senior Secured Notes and Convertible Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment used in the calculations of fair value on our September 30, 2017 unaudited condensed consolidated balance sheet, excluding any issuance costs, is the amount that a market participant would be willing to lend at September 30, 2017 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Senior Secured Notes and the Convertible Notes. The calculated fair value of our Convertible Notes is highly correlated to our stock price and as a result significant changes to our stock price could have a significant impact on the calculated fair value of our Convertible Notes.

The fair value and carrying value of long-term debt as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017			December 31, 2016
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Senior Secured Notes	$788,000	$706,277	(2)	$572,000	$525,000
Convertible Notes	333,000	306,462	(3)	275,000	292,024	(3)

(1)	Fair value amounts are rounded to the nearest million.
(2)	Carrying value of the Senior Secured Notes includes unamortized debt premium and Consent Fees of $16.3 million as of September 30, 2017. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.
(3)	Carrying value of the Convertible Notes excludes unamortized debt discount of $55.4 million and $69.9 million, respectively, as of September 30, 2017 and December 31, 2016. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We have held-to-maturity financial instruments where carrying value approximates fair value. There were no fair value adjustments to these financial instruments during 2017 and 2016.

13. Income Tax

The effective income tax rates for the three and nine month periods ended September 30, 2017 was (0.8%) and (0.7%), respectively, and (1.4%) and (1.0%), respectively, for the prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and nine month periods ended September 30, 2017 and 2016 was primarily due to the recording of a valuation allowance against our net deferred tax assets.

We are subject to income taxation in the United States, various states within the United States, Canada, Switzerland, Japan, Mexico, Brazil, Singapore, the United Kingdom, Hong Kong, Australia, China, France and Germany. With few exceptions, as of September 30, 2017, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2013.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and nine month periods ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016, we did not have a liability recorded for interest or potential penalties.

We do not expect a change in the unrecognized tax benefits within the next 12 months.

14. Business Segments and Major Customers

We operate our business through three operating segments: Commercial Aviation North America, or “CA-NA”, Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA”. See Note 1, “Basis of Presentation,” for further information regarding our segments.

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in our 2016 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. We currently do not generate a material amount of foreign revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. We do not disclose assets outside of the United States as these assets are not material as of September 30, 2017 and December 31, 2016. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	September 30, 2017
	CA-NA	CA-ROW	BA	Total
Service revenue	$94,436	$15,687	$43,224	$153,347
Equipment revenue	1,291	953	17,283	19,527

Total revenue	$95,727	$16,640	$60,507	$172,874

Segment profit (loss)	$15,966	$(24,110)	$21,329	$13,185

	For the Three Months Ended
	September 30, 2016
	CA-NA	CA-ROW	BA	Total
Service revenue	$88,534	$7,235	$33,330	$129,099
Equipment revenue	2,191	360	15,617	18,168

Total revenue	$90,725	$7,595	$48,947	$147,267

Segment profit (loss)	$14,509	$(19,924)	$20,655	$15,240

	For the Nine Months Ended
	September 30, 2017
	CA-NA	CA-ROW	BA	Total
Service revenue	$290,260	$38,243	$125,415	$453,918
Equipment revenue	5,234	2,756	49,172	57,162

Total revenue	$295,494	$40,999	$174,587	$511,080

Segment profit (loss)	$43,316	$(82,068)	$72,646	$33,894

	For the Nine Months Ended
	September 30, 2016
	CA-NA	CA-ROW	BA	Total
Service revenue	$261,751	$17,213	$96,442	$375,406
Equipment revenue	8,708	731	51,707	61,146

Total revenue	$270,459	$17,944	$148,149	$436,552

Segment profit (loss)	$46,966	$(62,945)	$59,895	$43,916

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
CA-NA segment profit	$15,966	$14,509	$43,316	$46,966
CA-ROW segment loss	(24,110)	(19,924)	(82,068)	(62,945)
BA segment profit	21,329	20,655	72,646	59,895

Total segment profit	13,185	15,240	33,894	43,916
Interest income	683	852	1,999	1,064
Interest expense	(27,585)	(24,848)	(81,754)	(58,701)
Depreciation and amortization	(35,824)	(26,779)	(96,821)	(76,042)
Amortization of deferred airborne lease incentives (1)	10,121	7,765	28,099	20,650
Stock-based compensation expense	(5,283)	(5,000)	(15,007)	(12,986)
Adjustment to deferred financing costs	—	—	—	792
Loss of extinguishment of debt	—	—	—	(15,406)
Other income (expense)	(228)	(34)	(322)	137

Loss before income taxes	$(44,931)	$(32,804)	$(129,912)	$(96,576)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 10, “Leases,” for further information.

Major Customers and Airline Partnerships — During the three and nine month periods ended September 30, 2017 and 2016, no customer accounted for more than 10% of our consolidated revenue. One airline partner, under the Turnkey model, accounted for approximately 19% and 18% of consolidated accounts receivable as of September 30, 2017 and December 31, 2016, respectively. Two customers, under the Airline Directed model, collectively accounted for approximately 22% of consolidated accounts receivable as of September 30, 2017 while no customer accounted for more than 10% of consolidated accounts receivable as of December 31, 2016.

Revenue earned through Delta Air Lines and American Airlines accounted for approximately 47% of consolidated revenue for both the three and nine month periods ended September 30, 2017, and 50% for both the prior year periods.

15. Employee Retirement and Postretirement Benefits

Stock-Based Compensation — As of September 30, 2017, we had three stock-based employee compensation plans (“Stock Plans”). See Note 11, “Stock-Based Compensation,” in our 2016 10-K for further information regarding these plans. Most of our equity grants are awarded on an annual basis. The annual grants occurred in the first quarter of 2017 whereas they had occurred in the second quarter in prior years.

For the nine month period ended September 30, 2017, options to purchase 1,992,595 shares of common stock (of which 527,850 are options that contain a market condition, in addition to the time-based vesting requirements) were granted, options to purchase 48,662 shares of common stock were exercised, options to purchase 315,140 (of which 33,620 options contain a market condition) shares of common stock were forfeited, and options to purchase 265,024 shares of common stock expired.

For the nine month period ended September 30, 2017, 875,166 Restricted Stock Units (“RSUs”) (of which 228,840 are RSUs that contain a market condition, in addition to the time-based vesting requirements) were granted, 368,506 RSUs vested and 196,167 RSUs (of which 27,940 contained a market condition) were forfeited.

For the nine month period ended September 30, 2017, 92,910 shares of restricted stock were granted and 98,988 shares vested. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

For the nine month period ended September 30, 2017, 60,972 DSUs were granted and none were released.

For the nine month period ended September 30, 2017, 117,471 shares of common stock were issued under the employee stock purchase plan.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Cost of service revenue	$542	$446	$1,332	$1,142
Cost of equipment revenue	49	34	136	78
Engineering, design and development	897	970	2,801	2,432
Sales and marketing	1,305	1,498	3,473	3,799
General and administrative	2,490	2,052	7,265	5,535

Total stock-based compensation expense	$5,283	$5,000	$15,007	$12,986

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.2 million and $4.0 million, respectively, for the three and nine month periods ended September 30, 2017, and $1.1 million and $3.1 million, respectively, for the prior year periods.

16. Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $18.6 million and $57.9 million, respectively, for the three and nine month periods ended September 30, 2017, and $11.8 million and $34.5 million, respectively, for the prior year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

Amortization expense for the one-time payment for each of the next five years and thereafter is estimated to be as follows (in thousands):

Canadian ATG Spectrum
Years ending December 31,	Amortization
2017 (period from October 1 to December 31)	$26
2018	$104
2019	$104
2020	$104
2021	$104
Thereafter	$1,632

Amortization expense totaled less than $0.1 million during the three month periods ended September 30, 2017 and 2016 and $0.1 million during the nine month periods ended September 30, 2017 and 2016.

The monthly payments are expensed as incurred and totaled approximately $0.3 million and $0.9 million, respectively, during the three and nine month periods ended September 30, 2017, and $0.3 million and $0.9 million, respectively, for the prior year periods.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners or any failure to renew any existing agreements upon expiration or termination;

•	the failure to maintain airline satisfaction with our equipment or our service;

•	any inability to timely and efficiently deploy our 2Ku service or develop and deploy our next-generation ATG solution or other components of our technology roadmap for any reason, including regulatory delays or failures, or delays on the part of any of our suppliers, some of whom are single source, or the failure by our airline partners to roll out equipment upgrades or new services or adopt new technologies in order to support increased network capacity demands;

•	the timing of deinstallation of our equipment from aircraft, including deinstallations resulting from aircraft retirements and other deinstallations permitted by certain airline contract provisions;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to develop or purchase ATG and satellite network capacity sufficient to accommodate current and expected growth in passenger demand in North America and internationally as we expand;

•	our reliance on third-party suppliers, some of whom are single source, for satellite capacity and other services and the equipment we use to provide services to commercial airlines and their passengers and business aviation customers;

•	unfavorable economic conditions in the airline industry and/or the economy as a whole;

•	our ability to expand our international or domestic operations, including our ability to grow our business with current and potential future airline partners;

•	an inability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price, service performance and line-fit availability;

•	our ability to successfully develop and monetize new products and services such as Gogo Vision and Gogo TV, including those that were recently released, are currently being offered on a limited or trial basis, or are in various stages of development;

•	our ability to certify and install our equipment and deliver our products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the failure of our equipment or material defects or errors in our software resulting in recalls or substantial warranty claims;

•	a revocation of, or reduction in, our right to use licensed spectrum, the availability of other air-to-ground spectrum to a competitor or the repurposing by a competitor of other spectrum for air-to-ground use;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures and equipment failures or malfunctions arising from defects or errors in our software or defects in or damage to our equipment;

•	the limited operating history of our CA-ROW segment;

•	contract changes and implementation issues resulting from decisions by airlines to transition from the Turnkey model to the Airline Directed model;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•	compliance with U.S. and foreign government regulations and standards, including those related to regulation of the Internet, including e-commerce or online video distribution changes, and the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the United States and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims;

•	our ability to protect our intellectual property;

•	breaches of the security of our information technology network, resulting in unauthorized access to our customers’ credit card information or other personal information;

•	any negative outcome or effects of future litigation;

•	our substantial indebtedness;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry, including changes or developments affecting the ability of passengers or airlines to use our in-flight connectivity services, including the recent U.S. and U.K. bans on the use of certain personal devices such as laptops and tablets on certain aircraft flying certain routes;

•	a future act or threat of terrorism, cyber-security attack or other events that could result in adverse regulatory changes or developments as referenced above, or otherwise adversely affect our business and industry;

•	our ability to attract and retain qualified employees, including key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with anti-corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control;

•	difficulties in collecting accounts receivable;

•	our ability to successfully implement our new enterprise resource planning system and other improvements to systems and procedures needed to support our growth; and

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities Exchange Commission (“SEC”) on February 27, 2017 (the “2016 10-K”) and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as filed with the SEC on May 4, 2017.

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

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	costs associated with the implementation of, and our ability to implement on a timely basis, our technology roadmap, upgrades and installation of our ATG-4, 2Ku, next generation ATG and other new technologies (including failures or delays on the part of antenna and other equipment developers and providers, some of which are single source, or delays in obtaining STCs), the roll-out of our satellite services, the use of unlicensed spectrum, the potential licensing of additional spectrum, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	costs associated with, and our ability to execute, our international expansion, including modifications of our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and, our ability to obtain and comply with foreign telecommunications, aviation and other licenses and approvals necessary for our international operations;

•	costs associated with managing a rapidly growing company;

•	costs associated with, and our ability to obtain, sufficient capacity for heavily-trafficked areas in the United States, the costs of which we may have to commit to well in advance;

•	the pace and extent of adoption of our service for use on international commercial aircraft by our current North American airline partners and new international airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners or BA fractional ownership customers;

•	the economic environment and other trends that affect both business and leisure travel;

•	the extent of passengers’, airline partners’ and other aircraft owners’ and operators’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide, changes in technology and competition from current competitors and new market entrants;

•	our ability to enter into and maintain long-term connectivity arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

•	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in domestic or foreign laws, regulations or policies resulting from the 2016 elections that affect our business or the business of our customers and suppliers;

•	changes in laws, regulations and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, and expand our service offerings; and

•	changes in laws, regulations and interpretations affecting aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment and changes that affect the ability of passengers and airlines to utilize our in-flight connectivity services, including the recent U.S. and U.K. bans on the use of certain personal devices, such as laptops and tablets, on certain airlines flying certain routes.

Recent Developments

On September 20, 2017, Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (the “Co-Issuer” and, together with GIH, the “Issuers”), certain subsidiaries of GIH, as guarantors (the “Subsidiary Guarantors” and, together with us, the “Guarantors”), and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) entered into the first supplemental indenture (the “Supplemental Indenture” and, together with the Original Indenture, the “Indenture”) to modify certain covenants, as discussed below. On September 25, 2017, the Issuers issued $100 million aggregate principal amount of additional senior secured notes due 2022 (the “September 2017 Additional Notes”). The September 2017 Additional Notes were issued at a price equal to 113% of their face value resulting in gross proceeds of $113.0 million. Additionally, we received approximately $2.9 million for interest that accrued from July 1, 2017 through September 24, 2017, which will be paid out when we make our next interest payment in January 2018. We refer to the Original Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes collectively as the “Senior Secured Notes.”

As noted above, on September 20, 2017, the Issuers, the Guarantors and the Trustee entered into the Supplemental Indenture to (i) increase the amount of additional secured indebtedness under Credit Facilities (as defined in the Indenture) that may be incurred by the Issuer and its Restricted Subsidiaries (as defined in the Indenture) under the Indenture by $100 million (from $75 million to $175 million in aggregate principal amount), (ii) permit the Issuer and its Restricted Subsidiaries to incur additional secured indebtedness in connection with vendor financing arrangements not to exceed $50 million in aggregate principal amount at any time outstanding and (iii) permit the Issuer and its Restricted Subsidiaries to make additional dividends or distributions to Gogo in an aggregate amount of up to $15 million during any twelve-month period to pay interest on any indebtedness or preferred stock with a maturity later than July 1, 2022. The Supplemental Indenture became effective immediately upon execution, following our receipt of consents from holders of a majority of the outstanding principal amount of the Existing Notes (excluding Existing Notes held by the Issuers or any affiliates of the Issuers) to the Supplemental Indenture and amendments to the collateral agency agreement governing the Senior Secured Notes (the “Consent”). In connection with the Consent, GIH paid $1.4 million in fees (“Consent Fees”) to holders of Existing Notes who validly offered (and did not revoke) their consents prior to the expiration of the Consent.

See Note 8, “Long-Term Debt and Other Liabilities” for additional information on the September 2017 Additional Notes.

Summary Financial Information

Consolidated revenue increased 17.4% and 17.1% to $172.9 million and $511.1 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $147.3 million and $436.6 million, respectively, for the prior year periods. For the three and nine month periods ended September 30, 2017, the CA-NA segment had 2,859 and 2,816, respectively, aircraft equivalents providing the Gogo service as compared with 2,663 and 2,599, respectively, for the prior year periods. As of September 30, 2017, the BA segment had 5,474 aircraft online with satellite systems, including our first 2Ku equipped aircraft in BA, and 4,567 ATG systems online as compared with 5,473 and 3,974, respectively, as of September 30, 2016. For the three and nine month periods ended September 30, 2017, the CA-ROW segment had 295 and 250, respectively, aircraft equivalents as compared with 209 and 193, respectively, for the prior year periods.

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics for the CA-NA, CA-ROW and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections.

Commercial Aviation North America
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Aircraft online (at period end)	2,817	2,629	2,817	2,629
Total aircraft equivalents (average during the period)	2,859	2,663	2,816	2,599
Satellite	252	55	201	55
ATG	2,607	2,608	2,615	2,544
Average monthly service revenue per aircraft equivalent (ARPA) (in thousands)	$11.1	$11.1	$11.6	$11.3
Satellite (in thousands)	$18.4	—	$19.1	—
ATG (in thousands)	$10.4	—	$11.0	—
Gross passenger opportunity (GPO) (in thousands)	110,792	108,351	314,880	298,812
Total average revenue per session (ARPS)	$10.49	$11.46	$10.83	$12.43
Connectivity take rate	7.5%	6.5%	7.8%	6.4%

Commercial Aviation Rest of World
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Aircraft online (at period end)	352	256	352	256
Total aircraft equivalents (average during the period)	295	209	250	193
ARPA (in thousands)	$18.8	$14.5	$18.3	$12.8

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented. We assign aircraft to CA-NA or CA-ROW at the time of contract signing as follows: (i) all aircraft operated by North American airlines and under contract for ATG or ATG-4 service are assigned to CA-NA, (ii) all aircraft operated by North American airlines and under a contract for satellite service are assigned to CA-NA or CA-ROW based on whether the routes flown by such aircraft under the contract are anticipated to be predominantly within or outside of North America at the time the contract is signed, and (iii) all aircraft operated by non-North American airlines and under a contract are assigned to CA-ROW.

•	Aircraft equivalents. We define aircraft equivalents for a segment as the number of commercial aircraft online (as defined above) multiplied by the percentage of flights flown by such aircraft within the scope of that segment, rounded to the nearest whole aircraft and expressed as an average of the month end figures for each month in the period. This methodology takes into account the fact that during a particular period certain aircraft may fly routes outside the scope of the segment to which they are assigned for purposes of the calculation of aircraft online.

•	Average monthly service revenue per aircraft equivalent (“ARPA”). We define ARPA as the aggregate service revenue plus monthly service fees, some of which are reported as a reduction to cost of service revenue for that segment for the period divided by the number of months in the period, and further divided by the number of aircraft equivalents (as defined above) for that segment during the period. Satellite ARPA is calculated based on satellite revenue and satellite aircraft equivalents, within that segment. ATG ARPA is calculated based on ATG revenue and ATG aircraft equivalents.

•	Gross passenger opportunity (“GPO”). We define GPO as the aggregate number of passengers who board commercial aircraft on which Gogo service has been available at any time during the period presented. When actual passenger counts are available directly from our airline partners, we aggregate such counts across flights on Gogo-equipped aircraft. When not available directly from our airline partners, we estimate GPO. Estimated GPO is calculated by first estimating the number of flights occurring on each Gogo-equipped aircraft, then multiplying by the number of seats on that aircraft, and finally multiplying by a seat factor that is determined from historical information provided to us in arrears by our airline partners. The estimated number of flights is derived from real-time flight information provided to our front-end systems by Air Radio Inc. (ARINC), direct airline feeds and supplementary third-party data sources. These aircraft-level estimates are then aggregated with any available airline-provided passenger counts to obtain total GPO.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Passenger Connectivity, excluding non-session related revenue, divided by the total number of sessions during the period. A session, or a “use” of Passenger Connectivity, is defined as the use by a unique passenger of Passenger Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives for unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was not material.

Business Aviation
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Aircraft online (at period end)
Satellite	5,474	5,473	5,474	5,473
ATG	4,567	3,974	4,567	3,974
Average monthly service revenue per aircraft online
Satellite	$235	$211	$232	$217
ATG	2,874	2,535	2,848	2,521
Units Sold
Satellite	116	126	303	367
ATG	210	165	596	558
Average equipment revenue per unit sold (in thousands)
Satellite	$38	$45	$42	$44
ATG	58	54	55	57

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units sold. We define units sold as the number of satellite or ATG units for which we recognized revenue during the period. In the three and nine months ended September 30, 2017, we recognized revenue on four and seven Gogo Biz 4G units, respectively, that were previously deferred.

•	Average equipment revenue per satellite unit sold. We define average equipment revenue per satellite unit sold as the aggregate equipment revenue earned from all satellite units sold during the period, divided by the number of satellite units sold.

•	Average equipment revenue per ATG unit sold. We define average equipment revenue per ATG unit sold as the aggregate equipment revenue from all ATG units sold during the period, divided by the number of ATG units sold.

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

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our unaudited condensed consolidated financial statements for additional information.

Results of Operations

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Revenue:
Service revenue	$153,347	$129,099	$453,918	$375,406
Equipment revenue	19,527	18,168	57,162	61,146

Total revenue	172,874	147,267	511,080	436,552

Operating expenses:
Cost of service revenue (exclusive of items shown below)	67,854	56,365	201,794	164,615
Cost of equipment revenue (exclusive of items shown below)	15,326	10,527	41,623	36,752
Engineering, design and development	31,313	25,835	103,262	72,201
Sales and marketing	16,294	14,874	47,253	46,366
General and administrative	24,064	21,661	70,162	65,038
Depreciation and amortization	35,824	26,779	96,821	76,042

Total operating expenses	190,675	156,041	560,915	461,014

Operating loss	(17,801)	(8,774)	(49,835)	(24,462)

Other (income) expense:
Interest income	(683)	(852)	(1,999)	(1,064)
Interest expense	27,585	24,848	81,754	58,701
Loss on extinguishment of debt	—	—	—	15,406
Adjustment of deferred financing costs	—	—	—	(792)
Other (income) expense	228	34	322	(137)

Total other expense	27,130	24,030	80,077	72,114

Loss before income taxes	(44,931)	(32,804)	(129,912)	(96,576)
Income tax provision	350	469	945	997

Net loss	$(45,281)	$(33,273)	$(130,857)	$(97,573)

Three and Nine Months Ended September 30, 2017 and 2016

Revenue:

Revenue by segment and percent change for the three and nine month periods ended September 30, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2017 over
	2017	2016	2016
Service Revenue:
CA-NA	$94,436	$88,534	6.7%
BA	43,224	33,330	29.7%
CA-ROW	15,687	7,235	116.8%

Total Service Revenue	$153,347	$129,099	18.8%

Equipment Revenue:
CA-NA	$1,291	$2,191	(41.1%)
BA	17,283	15,617	10.7%
CA-ROW	953	360	164.7%

Total Equipment Revenue	$19,527	$18,168	7.5%

Total Revenue:
CA-NA	$95,727	$90,725	5.5%
BA	60,507	48,947	23.6%
CA-ROW	16,640	7,595	119.1%

Total Revenue	$172,874	$147,267	17.4%

	For the Nine Months		% Change
	Ended September 30,		2017 over
	2017	2016	2016
Service Revenue:
CA-NA	$290,260	$261,751	10.9%
BA	125,415	96,442	30.0%
CA-ROW	38,243	17,213	122.2%

Total Service Revenue	$453,918	$375,406	20.9%

Equipment Revenue:
CA-NA	$5,234	$8,708	(39.9%)
BA	49,172	51,707	(4.9%)
CA-ROW	2,756	731	277.0%

Total Equipment Revenue	$57,162	$61,146	(6.5%)

Total Revenue:
CA-NA	$295,494	$270,459	9.3%
BA	174,587	148,149	17.8%
CA-ROW	40,999	17,944	128.5%

Total Revenue	$511,080	$436,552	17.1%

Commercial Aviation North America:

CA-NA revenue increased to $95.7 million and $295.5 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $90.7 million and $270.5 million, respectively, for the prior year periods, primarily due to an increase in service revenue driven by increased Passenger Connectivity revenue. The increase in CA-NA Passenger Connectivity revenue for the three and nine month periods ended September 30, 2017 was primarily due to an increase in connectivity take rate and an increase in the number of aircraft equivalents, offset in part by a decrease in ARPS. GPO increased to 110.8 million and 314.9 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with 108.4 million and 298.8 million, respectively, for the prior year periods, driven by an increase in aircraft equivalents. The connectivity take rate increased to 7.5%

and 7.8%, respectively, for the three and nine month periods ended September 30, 2017, as compared with 6.5% and 6.4%, respectively, for the prior year periods, reflecting increased passenger adoption including the impact of third party-paid and airline-paid promotions. Passenger Connectivity sessions totaled 8.3 million and 24.6 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with 7.0 million and 19.2 million, respectively, for the prior year periods. ARPS decreased to $10.49 and $10.83, respectively, for the three and nine month periods ended September 30, 2017, as compared with $11.46 and $12.43, respectively, for the prior year periods, due to shifts in product mix, third party-paid and airline-paid promotions. Total ARPA was $11.1 thousand for both the three month period ended September 30, 2017 and 2016, and increased to $11.6 thousand for the nine month period ended September 30, 2017, as compared with $11.3 thousand for the prior year period. Total ARPA is comprised of Satellite ARPA of $18.4 thousand and $19.1 thousand, respectively, and ATG ARPA of $10.4 thousand and $11.0 thousand, respectively, for the three and nine month periods ended September 30, 2017.

A summary of the components of CA-NA’s service revenue for the three and nine month periods ended September 30, 2017 and 2016 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2017 over
	2017	2016	2016
Passenger Connectivity revenue (1)	$88,348	$84,323	4.8%
Passenger Entertainment and CAS revenue	6,088	4,211	44.6%

Total service revenue	$94,436	$88,534	6.7%

	For the Nine Months		% Change
	Ended September 30,		2017 over
	2017	2016	2016
Passenger Connectivity revenue (1)	$272,351	$250,060	8.9%
Passenger Entertainment and CAS revenue	17,909	11,691	53.2%

Total service revenue	$290,260	$261,751	10.9%

(1)	Includes non-session related revenue of $1.0 million and $5.6 million, respectively, for the three and nine month periods ended September 30, 2017, and $4.0 million and $11.9 million, respectively, for the prior year periods.

CA-NA Passenger Connectivity revenue increased to $88.3 million and $272.4 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $84.3 million and $250.1 million, respectively, for the prior year periods. The increase during the three month period ended September 30, 2017 as compared with the prior year period was due to increases in third party-paid and airline-paid revenue, while the increase during the nine month period ended September 30, 2017 as compared with the prior year period was due to increases in passenger-paid, third party-paid and airline-paid revenue. Third party-paid revenue increased primarily due to increases in sponsorship, roaming, enterprise and wholesale revenue. Our airline-paid revenue increased due to new agreements with certain airline partners under which the airlines pay us for specified data usage, including data used by passengers and by airline crew members using connectivity services while in flight. Passenger-paid revenue increased during the nine month period ended September 30, 2017 as compared with the prior year period due to increases in both individual sessions and subscriptions, despite being negatively impacted by the hurricanes during the period.

The increase in Passenger Entertainment and CAS revenue to $6.1 million and $17.9 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $4.2 million and $11.7 million, respectively, for the prior year periods, was due to increased usage of CAS operational applications and Passenger Entertainment services under business-to-business arrangements with our airline partners.

The increase in CA-NA service revenue was partially offset by a decrease in equipment revenue to $1.3 million and $5.2 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $2.2 million and $8.7 million, respectively, in the prior year periods, due primarily to more equipment transactions qualifying for sales treatment (instead of lease treatment) in the prior year period as compared with the current year.

Business Aviation:

BA revenue increased to $60.5 million and $174.6 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $48.9 million and $148.1 million, respectively, for the prior year periods, due to an increase in service revenue. BA revenue was also positively impacted by an increase in equipment revenue during the three month period ended September 30, 2017 as compared with the prior year period, while equipment revenue decreased during the nine month period ended September 30, 2017 as compared with the prior year period.

BA service revenue increased to $43.2 million and $125.4 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $33.3 million and $96.4 million, respectively, for the prior year periods, primarily due to more customers subscribing to our Gogo Biz (ATG) service and an increase in average monthly service revenue per aircraft online. The number of ATG aircraft online increased 14.9% to 4,567 as of September 30, 2017 as compared with 3,974 as of September 30, 2016.

BA equipment revenue increased to $17.3 million for the three month period ended September 30, 2017, as compared with $15.6 million, for the prior year period, due to an increase in ATG equipment revenue partially offset by a decrease in satellite equipment revenue. Equipment revenue decreased to $49.2 million for the nine month period ended September 30, 2017, as compared with $51.7 million in the prior year period due to decreases in satellite equipment revenue offset in part by an increase in ATG equipment revenue.

Under a sales program for Gogo Biz 4G equipment that started in 2016, we have deferred approximately $5.2 million of equipment revenue as of September 30, 2017 in connection with a free upgrade program under which we shipped ATG and UCS equipment to customers who have a right to exchange that equipment for Gogo Biz 4G equipment. In the three and nine months ended September 30, 2017, we shipped four and seven Gogo Biz 4G units, respectively, under this program and recognized $0.3 million and $0.5 million, respectively, of previously deferred equipment revenue. We will recognize the remaining deferred revenue upon the earlier of the shipment of the Gogo Biz 4G equipment or the expiration of the free upgrade period, which is June 30, 2018.

Commercial Aviation Rest of World:

CA-ROW revenue increased to $16.6 million and $41.0 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $7.6 million and $17.9 million, respectively, for the prior year periods, due to an increase in service revenue and to a lesser extent an increase in equipment revenue.

CA-ROW service revenue increased to $15.7 million and $38.2 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $7.2 million and $17.2 million, respectively, for the prior year periods, due to an increase in ARPA and to a lesser extent an increase in aircraft equivalents. ARPA for the CA-ROW segment increased to $18.8 thousand and $18.3 thousand for the three and nine month periods ended September 30, 2017, respectively, as compared with $14.5 thousand and $12.8 thousand, respectively, for the prior year periods, due to increased airline-paid passenger usage and the transition in the accounting treatment for one of our airline agreements from an operating lease or Turnkey model in the prior year to a sale or Airline Directed model in the first quarter of the current year due to specific provisions elected by the airline. Take rate was 13.5% and 14.3%, respectively, for the three and nine month periods ended September 30, 2017.

CA-ROW generated equipment revenue of $1.0 million and $2.8 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $0.4 million and $0.7 million, respectively, for the prior year periods, due to the transition in the accounting treatment for one of our airline agreements from an operating lease or Turnkey model in the prior year to a sale or Airline Directed model in the first quarter of the current year due to specific provisions elected by the airline.

Cost of Service Revenue:

Cost of service revenue by segment, percent change and cost of service revenue as a percent of service revenue for the three and nine month periods ended September 30, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2017 over
	2017	2016	2016
CA-NA	$37,738	$36,696	2.8%
BA	10,090	8,374	20.5%
CA-ROW	20,026	11,295	77.3%

Total	$67,854	$56,365	20.4%

	For the Nine Months		% Change
	Ended September 30,		2017 over
	2017	2016	2016
CA-NA	$112,439	$107,067	5.0%
BA	29,476	25,691	14.7%
CA-ROW	59,879	31,857	88.0%

Total	$201,794	$164,615	22.6%

CA-ROW cost of service revenue increased to $20.0 million and $59.9 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $11.3 million and $31.9 million, respectively, for the prior year periods, primarily due to increases in network operations expenses (including satellite service fees), aircraft operations expenses, revenue share expense and billing and transaction related expenses as the business continued to grow. Cost of service revenue was further impacted by decreases in the amortization of our deferred airborne lease incentives, the recognition of monthly service fees and maintenance fees paid to us by certain of our airline partners, all of which reduce our cost of services.

CA-NA cost of service revenue increased to $37.7 million and $112.4 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $36.7 million and $107.1 million, respectively, for the prior year periods, due to increases in network operations expenses (including satellite service fees) and aircraft operations expenses. These increases were partially offset by increases in the amortization of our deferred airborne lease incentives, the recognition of monthly service fees and maintenance fees paid to us by certain of our airline partners, all of which reduce our cost of services. See Note 10, “Leases” to our unaudited condensed consolidated financial statements for additional information regarding our deferred airborne lease incentives.

BA cost of service revenue increased to $10.1 million and $29.5 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $8.4 million and $25.7 million, respectively, for the prior year periods. The increases were primarily due to increased ATG units online and an increase in the average network utilization per ATG unit online which resulted in higher ATG network service costs and, to a lesser extent, an increase in satellite service fees.

We expect cost of service revenue for CA-NA to increase over time mainly due to increased satellite service fees for additional coverage. Additionally, we expect a decrease in the amortization of deferred airborne lease incentives as we anticipate our airline agreements will transition from an operating lease or Turnkey model to a sale or Airline Directed model.

As we expand our business internationally, we also expect to incur additional cost of service revenue in CA-ROW, reflecting increased satellite usage, maintenance costs and network related expenses.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and nine month periods ended September 30, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2017 over
	2017	2016	2016
CA-NA	$1,065	$1,526	(30.2%)
BA	13,414	8,820	52.1%
CA-ROW	847	181	368.0%

Total	$15,326	$10,527	45.6%

	For the Nine Months		% Change
	Ended September 30,		2017 over
	2017	2016	2016
CA-NA	$5,646	$8,335	(32.3%)
BA	33,651	27,986	20.2%
CA-ROW	2,326	431	439.7%

Total	$41,623	$36,752	13.3%

Cost of equipment revenue increased to $15.3 million and $41.6 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $10.5 million and $36.8 million, respectively, for the prior year periods. The increase occurred primarily within the BA segment and to a lesser extent the CA-ROW segment, offset in part by a decrease in the CA-NA segment. The increase in BA was due to an increase in inventory reserves on certain products, the write-off of capitalized software, changes in product mix and increases in warranty expense. The increase in CA-ROW was due to additional equipment transactions that qualify for sale treatment. The decrease in CA-NA was due to fewer equipment transactions that qualify for sale treatment. We expect that our cost of equipment revenue in future periods will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 21.2% and 43.0% to $31.3 million and $103.3 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $25.8 million and $72.2 million, respectively, for the prior year periods, due primarily to increases in all three segments due to higher personnel expense and outside services in connection with the development of new products and technologies and obtaining STCs. Additionally, the increase in the CA-NA segment for the three and nine month periods was due to the recognition of approximately $3 million and $16 million, respectively, of expenses related to the development of our next generation ATG solution, primarily due to the achievement of major development milestones at different points during the year.

We expect consolidated engineering, design and development expenses to decrease as a percentage of consolidated revenue over time.

Sales and Marketing Expenses:

Sales and marketing expenses increased 9.5% and 1.9% to $16.3 million and $47.3 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $14.9 million and $46.4 million, respectively, for the prior year periods, due to increases in the BA and CA-ROW segments, offset in part by a decrease in CA-NA. The increase in BA and CA-ROW was due primarily to an increase in personnel expense to support the growth of the businesses. Sales and marketing expenses as a percentage of total consolidated revenue decreased to 9.4% and 9.2%, respectively, for the three and nine month periods ended September 30, 2017, as compared with 10.1% and 10.6%, respectively, for the prior year periods.

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

General and Administrative Expenses:

General and administrative expenses increased 11.1% and 7.9% to $24.1 million and $70.2 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $21.7 million and $65.0 million, respectively, for the prior year periods, due to increases in all three segments, due primarily to increases in personnel expense. General and administrative expenses as a percentage of total consolidated revenue decreased to 13.9% and 13.7%, respectively, for the three and nine month periods ended September 30, 2017, as compared with 14.7% and 14.9%, respectively, for the prior year periods.

We expect general and administrative expenses to decrease as a percentage of consolidated revenue as we realize economies of scale.

Segment Profit (Loss):

CA-NA’s segment profit increased 10.0% to $16.0 million for the three month period ended September 30, 2017, as compared with $14.5 million for the prior year period, while segment profit decreased 7.8% to $43.3 million for the nine month period ended September 30, 2017, as compared with $47.0 million for the prior year period. The increase in CA-NA’s segment profit for the three month period ended September 30, 2017 was due to an increase in service revenue and decreases in cost of equipment revenue and sales and marketing expense, offset in part by increases in cost of service revenue, engineering, design and development and general and administrative expenses and a decrease in equipment revenue, as discussed above. The decrease in CA-NA’s segment profit for the nine month period ended September 30, 2017 was due to increases in cost of service revenue, engineering, design and development and general and administrative expenses and a decrease in equipment revenue, offset in part by an increase in service revenue and decreases in cost of equipment revenue and sales and marketing expense, as discussed above.

BA’s segment profit increased 3.3% and 21.3% to $21.3 million and $72.6 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $20.7 million and $59.9 million, respectively, for the prior year periods. The increase in BA’s segment profit for the three and nine month periods ended September 30, 2017 was due to an increase in service revenue, partially offset by an increase in operating expenses, as discussed above.

CA-ROW’s segment loss increased 21.0% and 30.4% to $24.1 million and $82.1 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $19.9 million and $62.9 million, respectively, for the prior year periods. The increase in CA-ROW’s segment loss for the three and nine month periods ended September 30, 2017 was due to an increase in operating expenses, offset in part by an increase in service and equipment revenue, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 33.8% and 27.3% to $35.8 million and $96.8 million, respectively, for the three and nine month periods ended September 30, 2017, as compared with $26.8 million and $76.0 million, respectively, for the prior year periods, due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments and accelerated depreciation expense for certain upgrade and decommission programs. See Note 1, “Basis of Presentation” to our unaudited condensed consolidated financial statements for additional information on the accelerated depreciation expense.

We expect our depreciation and amortization expense to increase in future periods as we install our equipment on additional aircraft, install more expensive satellite-based equipment on aircraft and further expand our ground and satellite networks.

Other (Income) Expense:

Other (income) expense and percent change for the three and nine month periods ended September 30, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2017 over
	2017	2016	2016
Interest income	$(683)	$(852)	(19.8%)
Interest expense	27,585	24,848	11.0%
Other expense	228	34	570.6%

Total	$27,130	$24,030	12.9%

	For the Nine Months		% Change
	Ended September 30,		2017 over
	2017	2016	2016
Interest income	$(1,999)	$(1,064)	87.9%
Interest expense	81,754	58,701	39.3%
Loss on extinguishment of debt	—	15,406	n/a
Adjustment to deferred financing costs	—	(792)	n/a
Other (income) expense	322	(137)	n/a

Total	$80,077	$72,114	11.0%

Total other expense was $27.1 million and $80.1 million, respectively, for the three and nine month periods ended September 30, 2017, as compared to $24.0 million and $72.1 million, respectively, for the prior year periods. Interest expense increased during the three and nine month periods ended September 30, 2017 as compared with the prior year periods due to higher average debt levels outstanding and higher average interest rates incurred during the current year as compared with the prior year. The increase in interest expense for the three and nine month periods ended September 30, 2017, as compared to the prior year periods, was due to the issuance of the Original Senior Secured Notes in June 2016, the January 2017 Additional Notes in January 2017 and the September 2017 Additional Notes in September 2017. The increase in interest expense associated with the Senior Secured Notes was partially offset by lower interest expense associated with the Amended and Restated Senior Term Facility, which was repaid in full in June 2016. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information. See Note 9, “Interest Costs,” in our unaudited condensed consolidated financial statements for additional information related to our interest expense. The nine month period ended September 30, 2016 included a loss on extinguishment of debt related to the repayment of the Amended and Restated Senior Term Facility and adjustment of deferred financing costs, while the current year did not include such activities.

We expect our interest expense to increase due to higher average debt outstanding and higher average interest rates because of the issuance of the Senior Secured Notes. Interest expense will also increase due to a full year of amortization of deferred financing fees associated with the Senior Secured Notes offset in part by the amortization of the debt premium associated with the Senior Secured Notes. These increases will be partially offset by the extinguishment of the Amended and Restated Senior Term Facility. See Note 8, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information.

Income Taxes:

The effective income tax rate for the three and nine month periods ended September 30, 2017 and 2016 was (0.8%) and (0.7%), respectively, as compared with (1.4%) and (1.0%), respectively, for the prior year periods. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the three and nine month periods ended September 30, 2017 and 2016 was primarily due to the recording of a valuation allowance against our net deferred tax assets.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(45,281)	$(33,273)	$(130,857)	$(97,573)
Interest expense	27,585	24,848	81,754	58,701
Interest income	(683)	(852)	(1,999)	(1,064)
Income tax provision	350	469	945	997
Depreciation and amortization	35,824	26,779	96,821	76,042

EBITDA	17,795	17,971	46,664	37,103
Stock-based compensation expense	5,283	5,000	15,007	12,986
Amortization of deferred airborne lease incentives	(10,121)	(7,765)	(28,099)	(20,650)
Loss on extinguishment of debt	—	—	—	15,406
Adjustment of deferred financing costs	—	—	—	(792)

Adjusted EBITDA	$12,957	$15,206	$33,572	$44,053

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(68,495)	$(43,653)	$(214,238)	$(128,694)
Change in deferred airborne lease incentives (2)	5,351	330	8,856	8,674
Amortization of deferred airborne lease incentives (2)	10,077	7,697	27,994	20,458

Cash CAPEX	$(53,067)	$(35,626)	$(177,388)	$(99,562)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives and related amortization associated with STCs for the three and nine month periods ended September 30, 2017 and 2016 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months
	Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$(4,209)	$45,148
Net cash used in investing activities	(66,743)	(247,708)
Net cash provided by financing activities	175,472	202,426
Effect of foreign exchange rate changes on cash	556	(378)

Net increase (decrease) in cash and cash equivalents	105,076	(512)
Cash and cash equivalents at the beginning of period	117,302	147,342

Cash and cash equivalents at the end of period	$222,378	$146,830

_________________
Supplemental information:
Short-term investments	$188,496	$338,725

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

Liquidity:

Although we can provide no assurances, we currently believe that cash, cash equivalents and short-term investments on hand as of September 30, 2017 will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including costs associated with installing our airborne equipment on certain aircraft operated by our airline partners, continuing our international expansion and developing our next generation ATG solution. Excluding the impact of our initial public offering in June 2013, the Amended and Restated Senior Term Facility, the Convertible Notes and the Senior Secured Notes, we have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenue in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to international expansion and execution of our current technology roadmap, including 2Ku, next generation ATG and other potential future technologies. We currently believe that cash on hand, comprised of cash, cash equivalents and short-term investments, and cash flows provided by operating activities and, if necessary, additional equity financings or the incurrence of additional debt, will be sufficient to meet our liquidity needs in the longer-term, including our continued international expansion and execution of our current technology roadmap. The Indenture governing our Senior Secured Notes contains covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Additionally, the Indenture governing the Senior Secured Notes limits the amount of cash GIH and its subsidiaries may distribute to us, including cash distributed to us to pay interest on the Convertible Notes, to pay any interest on indebtedness incurred, or pay dividends on preferred stock issued by us to refinance, replace, renew or refund the Convertible Notes. Further, market conditions and/or our financial performance may limit our access to additional sources of equity or debt financing. As a result, we may be unable to finance growth of our business to the extent that our cash on hand (including short-term investments) and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of our equity or through permitted incurrences of debt by us or by GIH and its subsidiaries.

For additional information on our Senior Secured Notes, Convertible Notes, Amended and Restated Credit Agreement and Restricted Cash, please see Note 8, “Long-Term Debt and Other Liabilities” to our unaudited condensed consolidated financial statements.

Cash flows provided by (used in) Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Nine Months
	Ended September 30,
	2017	2016
Net loss	$(130,857)	$(97,573)
Non-cash charges and credits	136,695	121,812
Changes in operating assets and liabilities	(10,047)	20,909

Net cash provided by (used in) operating activities	$(4,209)	$45,148

For the nine month period ended September 30, 2017, cash used in operating activities was $4.2 million as compared with $45.1 million of cash provided by operating activities in the prior year period. The principal contributors to the change in operating cash flows were:

•	A $18.4 million changes in net loss adjusted for non-cash charges and credits, and

•	A $31.0 million change in cash flows related to operating assets and liabilities resulting from:

•	A decrease in cash flows due to the following:

•	Changes in CA-NA’s, BA’s and CA-ROW’s accounts receivable due to the timing of collections;

•	Changes in CA-NA’s and BA’s deferred revenue as deferred revenue balances increased more during 2016 than in 2017;

•	Changes in CA-ROW’s deferred airborne lease incentives due to more installations at higher amounts during 2016 as compared with 2017;

•	Changes in CA-NA’s accrued liabilities due primarily to the timing of payments; and

•	Changes in accrued interest due to the payment of interest on the Senior Secured Notes during 2017 while no such payment was made during 2016, as the Senior Secured Notes were issued in June 2016.

•	Offset in part by an increase in cash flows due to the following:

•	Changes in all three segments’ prepaid expenses and other current assets. The change in CA-NA was due to the recognition of development services during 2017 that were paid in 2016. The change in BA was due to deposits made on certain inventory items during the first quarter of 2016, while no such payments were made during 2017. The change in CA-ROW was due to the timing of payments on satellite services;

•	Changes in BA’s inventory due to inventory builds throughout 2016 while inventory decreased slightly during 2017;

•	Changes in CA-NA’s deferred airborne lease incentives due to more installations at higher amounts during 2017 as compared with 2016; and

•	Changes in CA-ROW’s and BA’s accrued liabilities due primarily to the timing of payments.

We anticipate cash flows from changes in operating assets and liabilities to be impacted by deferred airborne lease incentives, which we estimate will range from $60 million to $70 million for the year ending December 31, 2017 and $40 million to $50 million for the year ended December 31, 2018. See “—Capital Expenditures” below for further information.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “—Capital Expenditures” below. Additionally, cash used in investing activities includes net changes in our short-term investments of a cash inflow of $150.0 million and a cash outflow $119.2 million, respectively, for the nine month period ended September 30, 2017 and 2016.

Cash flows provided by Financing Activities:

Cash provided by financing activities for the nine month period ended September 30, 2017 was $175.5 million primarily due to the issuance of the January 2017 Additional Notes and the September 2017 Additional Notes with gross proceeds of $181.8 million, offset in part by the payment of debt issuance costs for the January 2017 Additional Notes and September 2017 Additional Notes of $3.6 million and capital lease payments of $2.3 million.

Cash used in financing activities for the nine month period ended September 30, 2016 was $202.4 million primarily due to the issuance of $525.0 million of Senior Secured Notes, partially offset by the payment in full of the Amended and Restated Credit Agreement totaling $310.1 million (including the early prepayment penalty of approximately $8.6 million), the payment of debt issuance costs for the Senior Secured Notes of $10.6 million and capital lease payments of $1.9 million.

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

Capital expenditures for the nine month periods ended September 30, 2017 and 2016 were $214.2 million and $128.7 million, respectively. The increase in capital expenditures was primarily due to an increase in airborne equipment purchases (as airborne equipment represents approximately 70% of our capital expense for the current year), primarily for the rollout of 2Ku, and to a lesser extent an increase in capitalized software.

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

Contractual Commitments:

We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of September 30, 2017 commit us to purchase transponder and teleport satellite services totaling approximately $21.4 million in 2017 (October 1 through December 31), $75.6 million in 2018, $81.9 million in 2019, $86.2 million in 2020, $75.9 million in 2021 and $303.0 million thereafter.

We have agreements with various vendors under which we have remaining commitments to purchase satellite-based systems, certifications and development services. Such commitments will become payable as we receive the equipment or certifications, or as development services are provided.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. See Note 10, “Leases,” to our unaudited condensed consolidated financial statements for additional information.

For the airline agreements where the equipment transactions are accounted for as operating leases of space, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is offset by the amortization of the deferred airborne lease incentive discussed above. See Note 10, “Leases,” to our unaudited condensed consolidated financial statements for additional information.

A contract with one of our airline partners requires us to provide the airline partner with a cash rebate of $1.8 million in June 2018.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of September 30, 2017 and December 31, 2016 primarily included amounts in bank checking accounts and Money Market Funds. We believe that a change in average interest rates would not materially affect our interest income and results of operations.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of September 30, 2017 and December 31, 2016 included amounts in bank checking accounts and money market funds, and our short-term investments consist of U.S. Treasury bills. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio would have reduced interest income for the three and nine month periods ended September 30, 2017 and 2016 by an immaterial amount.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

None.

b)	Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

4.10	First Supplemental Indenture, dated as of September 20, 2017, by and among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 20, 2017 (File No. 001-35975))

10.1.51 †	Amendment #1 to the Unified In-Flight Connectivity Hardware, Services and Maintenance Agreement, dated as of July 28, 2017, between Gogo LLC and American Airlines, Inc.

10.1.52	Reaffirmation Agreement, dated as of September 25, 2017, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc. and the Subsidiary Guarantors party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 25, 2017 (File No. 001-35975))

10.1.53	Additional Secured Debt Designation, dated as of September 25, 2017, by and between Gogo Intermediate Holdings LLC and Gogo Finance Co. Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 25, 2017 (File No. 001-35975))

10.1.54 †	Amendment No. 3 to the Master Supply and Services Agreement, dated as of July 1, 2017, by and between ZTE USA, Inc. and Gogo LLC

10.8.9	Collateral Agreement Amended, dated as of September 20, 2017, made by Gogo Inc., Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc. and certain of their Subsidiaries in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 20, 2017 (File No. 001-35975))

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.

Date: November 2, 2017

/s/ Michael Small
Michael Small
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)