Form 10-K
period 2017-12-31
Gogo Inc.
filed 2018-02-22
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $667,993,801 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of February 16, 2018, 86,843,928 shares of $0.0001 par value common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 8, 2018 are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

Gogo Inc.

INTRODUCTORY NOTE

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 references to: (i) “we,” “us,” “our,” “Gogo,” or the “Company” refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the term means only Gogo Inc. exclusive of its subsidiaries; (ii)“CA,” “CA business” or “commercial aviation” refer to our Commercial Aviation North America, or CA-NA, segment and our Commercial Aviation Rest of World, or CA-ROW, segment, taken as a whole and (iii) “fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal year ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2017. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, international expansion, future technologies, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast”, “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Annual Report on Form 10-K. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially under “Risk Factors,” “Quantitative and Qualitative Disclosures about Market Risk,” and “Management’s Discussion and Analysis” in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Item 1.	Business

Who We Are

Gogo is the inflight Internet company. Our mission is to provide ground-like connectivity to every device on every flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated satellite and air-to ground networks, engineer, install and maintain inflight systems of proprietary hardware and software, and deliver customizable connectivity and wireless entertainment services and global support capabilities to our aviation partners.

We are the leading global provider of inflight broadband connectivity and wireless entertainment services, with our equipment installed and services provided on approximately 3,200 commercial aircraft and approximately 4,700 business aircraft as of December 31, 2017. Our industry is characterized by rapid technological development, and we continually invest in research and development to maintain our leading global market share and support our aviation partners’ needs. In 2014, we announced our next generation 2Ku global satellite system (“2Ku”), which has become the most rapidly adopted technology in the industry. Sixteen domestic and international airlines have selected 2Ku for installation on approximately 2,000 commercial aircraft and as of December 31, 2017, our 2Ku system had been installed on more than 550 aircraft. Of the aircraft installed with 2Ku in 2017, 298 were upgrades from currently-installed Gogo systems. The 2Ku system is currently capable of delivering peak speeds of 100 Mbps to the aircraft. We also continue to innovate and improve our North American terrestrial networks by developing and deploying a next-generation air-to-ground network (“ATG-NG”), which will be commercially available in 2018 for both commercial aviation and business aviation aircraft. ATG-NG has achieved speeds in excess of 100 Mbps in testing, a ten-fold increase from the speed of our current ATG-4 system (“ATG-4”). Our leading global market share supports our continued investment in ongoing research and development and the global operating capabilities required to support our aviation partners’ needs. Our technology roadmap includes plans for continued rapid improvement in bandwidth speeds and other performance metrics of our inflight systems.

Our Customers

We have served the aviation industry for more than 25 years and are the only provider in our industry that is focused exclusively on aviation. Our customers are airlines in the commercial aviation market and aircraft owners/operators in the business aviation market. We have two reporting segments in the commercial aviation market: Commercial Aviation-North America (“CA-NA”) and Commercial Aviation-Rest of World (“CA-ROW”) (together with CA-NA, “CA”) and we have one business aviation market reporting segment, Business Aviation (“BA”). We install our equipment for existing aircraft through after-market channels and for new aircraft principally through the original equipment manufacturer (“OEM”) channel. We leverage our network solutions across the three segments and our customers benefit from our technology innovation and increased bandwidth.

Through CA-NA, we offer air-to-ground (“ATG”) and satellite connectivity and entertainment services to commercial aircraft flying routes generally within North America, operated by Aeromexico, Air Canada/Rouge, Alaska Airlines (including Virgin America), American Airlines, Delta Air Lines and United Airlines pursuant to long-term agreements. The systems currently in operation in CA-NA include ATG and ATG-4, our existing air-to-ground networks, and 2Ku.

As of December 31, 2017, CA-NA had 2,840 aircraft online, 1,597 of which were equipped with ATG-4, 827 with ATG, 416 with 2Ku and more than 2,500 with Gogo Vision, our inflight entertainment service. This segment generated revenue of $400.6 million, $371.5 million and $310.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. CA-NA segment profit was $66.8 million, $71.9 million and $41.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Through CA-ROW, we offer satellite connectivity and entertainment services to commercial aircraft flying routes outside of North America, operated by Air Canada, British Airways, Delta Air Lines, GOL, Iberia, Japan Air Lines, JTA, Virgin Atlantic Airways and Virgin Australia pursuant to long-term agreements. In addition, in 2017 we signed long-term agreements to offer our 2Ku solution on Air France/KLM, Cathay Pacific Group and LATAM Airlines Brazil.

As of December 31, 2017, our CA-ROW segment had 391 aircraft online, 253 of which were installed with Ku, our first-generation satellite-based system, and 138 with 2Ku. This segment generated revenue of $57.9 million, $25.4 million and $11.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. CA-ROW segment loss was $107.0 million, $87.6 million and $76.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Through BA, we offer a broad suite of integrated equipment, network and Internet connectivity products and services to the business aviation market. Our offerings include a customizable suite of smart cabin systems for highly integrated connectivity, cabin management, inflight entertainment and voice solutions. BA’s customers include OEMs such as Beechcraft, Bombardier, Cessna, Dassault Falcon, Embraer, Gulfstream, and Learjet, as well as the largest fractional jet operators (including Delta Private Jets, Flexjet, Flight Options and NetJets), charter operators, corporate flight departments, and individuals. We have a global distribution network of approximately 170 independent certified dealers.

As of December 31, 2017, BA had 4,678 aircraft online with Gogo Biz, our ATG network in North America, 49 with AVANCE L5™, an upgrade from Gogo Biz, and 5,190 with Iridium, a lower bandwidth global satellite solution. This segment generated revenue of $240.6 million, $199.6 million and $178.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. BA segment profit was $99.4 million, $82.9 million and $71.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Our Inflight Internet Portfolio

We focus exclusively on aviation and implement our value proposition of offering the best products and services through a comprehensive portfolio consisting of our inflight network, inflight systems, inflight services, and aviation partner support.

Inflight Network. Our network solutions are engineered to provide industry-leading cost, capacity, coverage, reliability and aero-performance. We offer aviation partners a variety of network solutions suitable for operation on most of the world’s commercial and business aircraft. We market our global satellite network solutions to approximately 21,000 commercial aircraft and approximately 6,000 large business jets. Our terrestrial network is marketed to approximately 1,700 commercial regional jets and to approximately 23,000 business aircraft, including approximately 15,500 light jets and turbo props. Approximately two-thirds of all business aircraft and regional commercial aircraft are based in North America. Such aircraft generally fly over land and are well-suited for the smaller antenna, lower weight and associated fuel costs and lower equipment and operating costs associated with our ATG solution.

•	Global Satellite Network: We operate a global Ku-band satellite network comprised of 29 satellites operated by SES, Intelsat and other providers and 18 teleports operated by Gogo. The capacity, speed, coverage and reliability of this network are continually improved by incorporating new satellites, including high throughput satellites (“HTS”), three of which have come online, and new satellite technologies such as low earth orbit (“LEO”) satellites, which are expected to be in operation starting in 2020. Our 2Ku and Ku inflight systems operate on this network.

•

North American Terrestrial Network: We operate a terrestrial network using 3MHz of licensed spectrum in the 850 MHz band and approximately 260 terrestrial cell sites in the lower 48 states and parts of Alaska and

Canada. As of December 31, 2017, this network supported 3.1 Mbps ATG service and 9.8 Mbps ATG-4 service to CA and BA aircraft. This network is currently being upgraded to ATG-NG, our proprietary 100 Mbps solution. ATG-NG will leverage our existing ATG network in North America by employing 60 MHz of unlicensed spectrum in the 2.4 GHz band, a proprietary LTE modem and a beam-forming antenna. ATG-NG is expected to be commercially available in 2018 and will be primarily targeted at larger business aviation aircraft and smaller commercial aircraft that operate primarily in North America.

•	Ground Network: We lease an extensive, predominantly fiber-optic network to connect our approximately 260 cell sites and 18 teleports to our three data centers, the Internet and cloud-based services, and to our network operations center (“NOC”). Our data centers and cloud-based services provide redundant telecommunications connections to the Internet and contain numerous servers that enable the expansive set of features offered through the Gogo platform. The NOC monitors daily network operations, conducts network diagnostics and coordinates responses to any performance issues on the ground or in the air. We augment our ability to monitor, maintain and update our inflight systems while aircraft are on the ground with a terrestrial modem utilizing 3G, 4G and Wi-Fi wireless service.

Inflight Systems. To utilize our inflight network and provide our inflight services, we have developed proprietary systems of airborne equipment and software. Our inflight systems are designed for superior performance, future adaptability and ease of certification, installation and maintenance. Each system consists of: (i) an antenna specifically designed for the network and technology being used to provide the service; (ii) a modular in-cabin Wi-Fi network that includes state-of-the art servers, modems and wireless access points; and (iii) system software designed to reliably support a variety of inflight services provided by Gogo, our aviation partners and third parties. Our 2Ku system employs a modular, open architecture adaptable to current and future satellites of multiple types provided by multiple satellite providers and will be upgradeable with minimum disruption to the flight schedules and operations of our aviation partners.

Inflight Services. We provide a wide range of inflight services for passengers, flight and cabin crews and operational use by our aviation partners. We leverage our increased bandwidth to expand our connectivity and entertainment services.

•	Passenger Connectivity Services. Passengers connect to the Internet from their personal electronic devices, as they would on the ground, to access corporate and personal applications that include streaming services on our higher capacity networks. Continued increases in bandwidth will enable us to serve more passengers per flight. In CA, we offer a variety of pricing options to passengers, airlines and third parties tailored to devices, routes, available bandwidth and session durations, in addition to monthly and annual subscriptions. In BA, we offer a variety of connectivity services tailored to our various networks and technologies that are generally priced per aircraft per month. Passenger connectivity services are and will continue to be a significant source of our revenue.

•	Passenger Entertainment Services. Through Gogo Vision, our video-on-demand product accessible from passengers’ personal electronic devices, commercial and business aircraft passengers can access a large library of entertainment options, which currently include on-demand movies and television shows. Through Gogo TV, we deliver live television content to passengers on satellite-equipped flights using our in-cabin network. In September 2017, we announced the upcoming launch of Gogo Vision Touch, a new wireless seatback product that enables passengers to stream entertainment and other content to a tablet mounted on the seatback. Gogo Vision Touch will be installed by Bombardier in conjunction with 2Ku on Bombardier’s CS100 aircraft.

•	Connected Aircraft Services. Using our Connected Aircraft Services (“CAS”), our aviation partners can access connectivity-based, data-oriented applications designed to improve the flying experience and enhance the operational efficiency of our airline partners by leveraging the connectivity we provide to the aircraft. CAS provides value by capturing key data from aircraft sensors, databases and crew inputs and combining it with data coming from the ground to provide comprehensive and real-time visibility into operations. For example, CAS currently supports route optimization, turbulence avoidance, electronic flight bag applications, real-time credit card processing and weather data.

Aviation Partner Support.

•	Account Team. Each CA airline has a dedicated Gogo account team that provides assistance during the certification and installation process and throughout the term of our partnership. BA has a customer operations team that assists our dealers with installation, troubleshooting and system activations, and its flight department is supported by field service engineering teams located at key locations across the United States and Europe. Both the dealer network and flight department have access to our technical and logistical support 24 hours a day, seven days a week.

•	Operational Support. We provide a variety of services required to install and maintain our inflight systems. In CA, our experienced technical engineers do the engineering work necessary to certify and install our equipment on commercial aircraft of all major models and work with the Federal Aviation Administration (“FAA”) and international regulators to obtain Supplemental Type Certificates (“STCs”) and other required approvals. Our installation technicians work with airline partners or third parties to assist in installation, which can be completed overnight for our terrestrial network systems and in less than 48 hours for our satellite systems. In our BA business, we support the certification and installation functions of our customers. Supply chain organizations in CA and BA receive, inspect, test, warehouse, kit and ship materials. Following installation, our NOC continually monitors the network, its usage and its performance. We operate a 24/7 maintenance coordination and scheduling service and perform or support maintenance for aviation partners at a variety of U.S. and international locations.

•	Comprehensive Analytics. We have extensive databases, a big data platform and analytical capabilities to evaluate our system and operational performance. Our analytical capabilities are used by us, our aviation partners and our vendors in designing, manufacturing, and operating our systems to maximize performance and minimize disruptions and system downtime.

Competitive Strengths

We maintain the leading global market position in connectivity for each of the CA and BA markets. We have designed our value proposition to align with our aviation partners’ priorities and we believe that our comprehensive product and service portfolio sets us apart from competitors by better meeting customer needs through:

•	Leading Performance. Our networks and systems are designed to provide the best inflight Internet experience across the broadest range of aircraft, wherever they fly with the highest network and system availability.

We offer the broadest array of inflight connectivity technologies in the market, including 2Ku, Ku, ATG-4/ATG, AVANCE L5 and Iridium. We expect ATG-NG to be commercially available in 2018. In January 2018, BA announced AVANCE L3™ (“AVANCE L3”), a compact AVANCE L5 system modified for small business aircraft, that is also expected to be commercially available in 2018. We are the only inflight connectivity provider to offer both air-to-ground and satellite-based solutions and our satellite network offers the most comprehensive global coverage in our industry. The breadth of our technologies allows our customers to select the best solution based on aircraft size and route – serving everything from smaller BA aircraft to the largest widebody CA aircraft.

Our latest generation global satellite solution, 2Ku, is the most rapidly adopted inflight connectivity system in our industry. 2Ku is capable of delivering peak speeds to the aircraft of 100 Mbps, and its speed is expected to increase as HTS and our next generation modem are deployed. 2Ku enables end users to enjoy a ground-like experience, including streaming and other bandwidth-intensive applications. It employs two low-profile satellite antennas with higher spectral efficiency, superior equatorial performance, and lower drag and fuel burn as compared to competing satellite antennas.

When ATG-NG becomes available, it will bring speeds similar to 2Ku’s to BA aircraft and CA regional jet aircraft in North America. It will also benefit the user experience by providing the low latency of a ground-

based network. Airlines and aircraft owners and operators will benefit from its light weight and easy installation when compared to larger, satellite-based systems.

•	Continuous Innovation. We design our solutions to provide leading performance and to last for many years, with a modular technology architecture that enables adoption of new technology while minimizing the impact of hardware changes on aircraft.

The 2Ku system is designed to access maximum satellite capacity, and its open architecture enables us to obtain satellite capacity from multiple existing and anticipated satellites operated by multiple providers, thereby enabling our aviation partners to offer leading performance for many years without the need for antenna swaps or other invasive changes to the aircraft. This open architecture is facilitated by our proprietary antenna system and our investments in modem and antenna positioner hardware and software. Our strategy does not include owning or operating satellites. By leasing satellite capacity, we maximize our flexibility to adopt rapid innovations in satellites and to obtain capacity when, where and in the amount required by our aviation customers. We expect continued rapid innovation in satellites to yield improved global coverage and redundancy, increased capacity and peak speed, and lower latency. With approximately 80% of the commercial air traffic concentrated in less than 20% of the global airspace, our multi-provider, multi-satellite approach most efficiently matches supply with demand.

We also recently introduced a proprietary next generation modem into CA service, which enhances our 2Ku and Ku solutions. Our new modem was installed on 284 aircraft at December 31, 2017 and is expected to be on all 2Ku and Ku aircraft by the end of 2018. This modem is capable of increasing throughput from the satellite to the aircraft by approximately 16 times as compared to our prior generation modem, and greatly reduces hand-off time between satellites compared to our previous generation modem.

We continue to innovate and have a strong track record. We pioneered and have led innovation in our industry for more than 25 years, as evidenced by the nine network technologies, six of which are proprietary to Gogo, that we have deployed during this time. In addition, we hold more than 100 patents, most of which relate to network technology. In addition to the ongoing development of ATG-NG, which has achieved peak speeds in excess of 100 Mbps in testing, we are developing a fully electronic phased array antenna and conducting research and development in areas that include the use of LEO satellite capacity. Our expenditures for research and development are charged to expense as incurred and totaled $78.1 million, $45.9 million and $50.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

•	Customer-Focus. We provide a hardware and software platform that allows connectivity-enabled services to be deployed quickly, easily and flexibly across all of our networks.

Gogo supports airline partners with customized portals and applications. These portals are managed by Gogo or by third parties that rely on Gogo’s platform for many functions, including user accounts and passwords, payments, entertainment and other stored content. These capabilities are common regardless of which network the aircraft operates on, enabling our airline partners to bring their customized user experiences to their full fleets. In 2017, our platform powered customized portals for fourteen airlines.

Our AVANCE system provides BA customers with a common software platform that operates across all Gogo networks and allows aviation partners to customize their passengers’ inflight experiences by selecting from a variety of offerings that include various levels of connectivity; on-demand entertainment; information and applications; smart cabin customization; and real time support and tools. The flexibility of the AVANCE system enables BA owners and operators to add or reduce system capabilities as their needs change.

Additionally, both our CA and BA platforms provide hosting, reporting, data labels, storage and other capabilities for an increasing array of CAS applications from a variety of third-party partners.

•	Long-Term Support. There are unique requirements that separate aviation from terrestrial markets and we have the necessary scale and expertise to address this market.

Gogo supports the largest fleet of connected aircraft and we have acquired significant technological and operational expertise and developed long-term and robust supplier relationships in both business and commercial aviation. In commercial aviation, we have the capability to install ATG equipment overnight and satellite solutions in less than two days, and to deploy software upgrades remotely. Currently, we have 28 installation lines and 16 installation locations in operation around the globe. After installation, our support continues and in 2017, we provided maintenance services for customer aircraft that flew more than 4.5 million flights to or from six continents.

Growth Strategy

The four key drivers fueling Gogo’s growth and financial performance are: increasing the number of Gogo-connected aircraft, increasing average revenue per aircraft, reducing investment per aircraft and improving margins.

Increase Number of Gogo-Connected Aircraft

Less than half of the global fleet of approximately 21,000 commercial aircraft and less than 20% of the global fleet of more than 35,000 business aircraft are currently broadband connected. We anticipate that approximately 18,000 additional commercial aircraft will be broadband connected over the next 10 years. These new connections will increasingly occur on new aircraft through the OEM channel. We expect that nearly all of the world’s commercial aircraft and a rapidly increasing percentage of business aircraft will be broadband connected over the next decade. In 2017, we activated approximately 800 aircraft in CA and BA, representing approximately 55% of aircraft brought online within the industry.

•	Commercial Aviation. As of December 31, 2017, we provided our connectivity services on 3,231 commercial aircraft, an increase of approximately 10% from the prior year. Based on the strength of our comprehensive portfolio, we expect to continue to sign contracts with airlines to equip existing and new aircraft. We made substantial progress towards meeting the factory installation requirements of Airbus, Boeing and Bombardier in 2017 and expect an increasing number of installations through the OEM channel. During 2017, four Airbus A350 aircraft were delivered with our 2Ku system.

•	Business Aviation. As of December 31, 2017, the business aviation market was comprised of approximately 23,000 business aircraft in North America and approximately 7,700 business aircraft in the rest of the world, and we had approximately 4,700 business aircraft online with broadband connectivity, principally in North America. We increased the number of broadband business aircraft online by more than 500 in 2017. A significant number of BA aircraft are new aircraft on which our systems are installed and sold by OEMs that include Beechcraft, Bombardier, Cessna, Dassault Falcon, Embraer, Gulfstream, and Learjet. During 2017, we introduced, sold and installed AVANCE L5, an integrated and customizable inflight system that employs our ATG-4 network in North America and is faster than our Gogo Biz solution, and announced a new global Ku-based satellite solution for larger, long range business jets, which is expected to be commercially available in 2018. In January 2018, we announced AVANCE L3, a more compact integrated, customizable inflight system that uses our ATG network and is targeted at light jets and turbo props in North America. By leveraging networks shared with CA, we now have inflight systems that address nearly all segments of the business aviation market. Our ability to provide CAS and our flexibility in providing various pricing options further support our strategy of targeting various segments of the market.

Increase Average Revenue per Aircraft

We expect to continue to grow average revenue per aircraft (“ARPA”) by increasing the take rates for passenger connectivity and the adoption of additional services, including entertainment and CAS.

Our strategies for growing ARPA include the following:

•

Increase Passenger Adoption of Connectivity. We intend to leverage our existing technology and ATG-NG to continue to enhance the passenger experience and the number and quality of available services. Our mission is to provide all passengers on every flight a “ground-like” experience, including video streaming. We expect to engage additional passengers and grow ARPA through a combination of multiple tiers of service and multiple payers. In BA, we continue to introduce a variety of broadband and voice services and related pricing plans, allowing aircraft operators and owners various options based on data usage, flight frequency and the number and size of aircraft serviced. In CA, the increased bandwidth of 2Ku supports tiered services such as messaging, browsing and streaming, enabling a variety of experiences and price points for passengers. Airlines provide amenities to passengers using segmentation based on cabin seating, ticket prices and other factors, and we expect our service revenue from airlines to grow as they increasingly purchase bandwidth to provide complimentary service for some or all of their passengers. We also expect service revenue from third parties to continue to grow. For example, we are currently engaged by T-Mobile to make our inflight services available to its subscribers, and we expect other terrestrial mobile carriers and other companies, such as credit card providers, to enter into similar arrangements.

•	Increase Adoption of Wireless Entertainment. Gogo Vision was available on nearly all Gogo-connected aircraft in CA and approximately 320 BA aircraft as of December 31, 2017. Through our Gogo Vision platform, airlines offer passengers a library of movies and TV shows for wireless streaming to personal devices. In 2017, most of our airline customers transitioned from the Gogo Vision passenger-paid model to a free-to-passenger model under which the airlines pay Gogo on a monthly basis or per view basis. Due in large part to this transition, Gogo Vision had more than 40 million views in 2017, double the prior year. We expect wireless entertainment views to continue to grow rapidly, driven by increased awareness of the service, additional content, integration with seatback screens and introduction of Gogo TV. Additionally, we expect our recent deployment of Gogo TV, which delivers live content streamed directly to wireless devices, and our planned deployment of Gogo Vision Touch with Delta Air Lines to drive increased adoption of wireless entertainment.

•	Increase Adoption of CAS. We expect that the demand by airlines for connectivity-based applications that improve the passenger experience and operational efficiency will increase over the next several years. This trend will drive data usage on our network and demand for platform services from Gogo. We are interfacing our equipment with the data buses on aircraft and are developing the hardware and software platforms that facilitate the development and deployment of applications. CAS currently supports aircraft crew devices and enables pilots and crew to utilize the following services: location tracking, aircraft data analytics, route optimization, turbulence avoidance, electronic flight bag applications, real-time credit card processing and weather data.

Reduce Our Investment per Aircraft

In CA, we define investment per aircraft as the installed cost of airborne equipment less the proceeds received from an airline partner. Our investment per aircraft varies depending on the commercial terms of our contract with the airline, the technology deployed, and the type of aircraft equipment installed. In 2017, we significantly reduced the installation cost per 2Ku aircraft by shortening the installation time from a week to under two days, and reduced equipment costs through engineering improvements and volume discounts. Our ability to leverage our growing portfolio of STCs will further reduce the cost and time required to install new fleets. We currently have STCs and service bulletins for approximately 80% of the available aircraft types to be equipped with 2Ku. This broad portfolio allows us to reuse STCs to reduce the time and cost required to obtain certification and to accelerate installation schedules. In addition, as 2Ku’s performance has been demonstrated, the amount of our CA revenue derived from airborne equipment has increased as more 2Ku systems are sold at a price higher than the price of other Gogo systems. As our investment per aircraft declines and ARPA increases, our return on invested capital increases and the payback period is shortened.

Improve Margins

We have made substantial investments in our network, inflight systems, inflight service platforms and aviation partner support in order to serve aircraft operators globally. As we leverage these investments by adding aircraft online and increasing revenue per aircraft, our margins will continue to improve in CA-ROW and CA-NA segments driving overall margin expansion.

Contracts with Airline Partners

In CA, we enter into connectivity agreements with our airline partners under which the airlines commit to have our equipment installed on some or all of the aircraft they operate, and we commit to provide passenger connectivity and/or entertainment services, and in some circumstances CAS, on such aircraft. We currently have definitive agreements with 18 commercial airlines. We have the exclusive right to provide Internet connectivity services on Gogo-installed aircraft throughout the term of the agreement in contracts with airline partners from which we derive a substantial majority of our CA revenue. The majority of our contracts with our airline partners have 10-year terms, with staggered expiration dates occurring on a fleet by fleet basis based on installation dates or on a contract basis, depending on the contract. Under our current contracts, the first expiration will occur in 2018 and the last in 2028 or later, depending on the timing of future installations.

We offer airline partners a variety of business models and work with each airline to tailor the model to meet its needs. We began our CA business with the turnkey model, under which we provide the airline with the full range of our services, charge the passenger for passenger connectivity or Gogo Vision services at prices we determine and remit to the airline a specified percentage of passenger revenue. Under such model, for satellite-based connectivity services, the airline typically pays Gogo a monthly fee for network monitoring and management services. Under some of our agreements, airlines have adopted or have the option to adopt an airline-directed model, whereby the airline partner has flexibility to determine which of the many end-to-end services it wants Gogo to provide, which services it wants to provide itself and how it wishes to price the services provided to passengers. For example, an airline may elect to be the retailer for inflight connectivity and entertainment services to its passengers, rather than using Gogo as the distributor, or to offer our services on a complimentary basis to some or all of its passengers. In such case, we negotiate the fees the airline pays us for the connectivity and entertainment services provided, the bandwidth consumed, and any other services provided by Gogo. In 2017, airlines operating under the turnkey model generated more than 90% of our CA services revenue, but we expect this percentage to decrease as airlines increasingly adopt the airline-directed and other models.

Depending on the contract, installation and maintenance services may be performed by us and/or the airline. When we provide such services, under some agreements we include charges for installation and maintenance in our equipment pricing package; in other circumstances, the airline pays us directly for such services. In addition, under contracts with airline partners from which we derive a substantial majority of our CA revenue, we are obligated, in certain circumstances, to upgrade or improve the systems or components installed on certain aircraft and to obtain STCs, at our expense. Under certain contracts, we provide equipment credits or other incentives based on the number of aircraft installed with our equipment and the timing of such installations. Our contracts with airline partners set forth specified timelines for the installation or delivery of our airborne equipment, as well as service level commitments, and our failure to meet such timelines or service level commitments generally requires us to pay penalties or liquidated damages to the airlines and in certain circumstances may result in our airline partners being permitted to terminate all or a portion of the contract.

As of December 31, 2017, under agreements with nine of our airline partners, the scope of services included Gogo Vision and we are discussing with other airline partners the possibility of providing Gogo Vision on their installed fleets. We also provide certain airline partners content filtering and CAS, such as real-time credit card processing for passenger food and beverage purchases, flight crew access to real-time weather information, electronic flight bags and voice services in the cockpit.

Revenue from service provided on aircraft operated by Delta Air Lines accounted for approximately 26% of our consolidated revenue for the year ended December 31, 2017. We have three principal contracts with Delta Air Lines. The contract for ATG service on Delta Air Lines’ mainline and regional jet fleets expires on the

13-year anniversary of specified installation milestones, which will occur in 2022 and 2025, respectively. Our contracts with Delta Air Lines for Ku-band satellite service on its international fleet and for 2Ku service will expire in 2027.

Revenue from service provided on aircraft operated by American Airlines (including legacy US Airways aircraft) accounted for approximately 21% of our consolidated revenue for the year ended December 31, 2017. On February 24, 2017, we replaced our multiple contracts with American Airlines (including the contract originally entered into with US Airways) with one unified agreement (the “Unified Agreement”) covering aircraft installed or to be installed with our ATG and ATG-4 technologies and to be installed with our 2Ku technology. The Unified Agreement has different expiration dates for different fleet types. Generally, the term for each fleet type, other than those on which 2Ku will be installed, expires on the 10-year anniversary of the date on which 90% of such fleet type has been installed with our ATG equipment, or when the fleet types are retired or deinstalled, with the first expiration date occurring in 2019 and the last in 2025. The Unified Agreement will expire with respect to the 2Ku-installed fleet in 2019.

Each of our contracts with Delta Air Lines and American Airlines provides for early termination by the airline in specified circumstances and allows the airline to terminate the contract should the percentage of passengers using the Gogo service on the airline’s flights not meet certain thresholds. We currently experience, and for the last five years have experienced, connectivity take rates in excess of those thresholds. In addition, under the Unified Agreement, American Airlines has the option to terminate Gogo service, and we expect it to exercise such option, on approximately 550 mainline aircraft on which our ATG/ATG-4 service is provided. We currently expect more than 400 such aircraft to be deinstalled in 2018 and early 2019. Our contracts with Delta Air Lines and American Airlines also permit these airlines to terminate their contracts prior to expiration upon the occurrence of other certain contractually stipulated events, including our failure to meet service level requirements and the circumstance in which another company provides an alternate connectivity service that is a material improvement over our passenger connectivity service, such that failing to adopt such service would likely cause competitive harm to the airline, and we are unable to match the competitive offer in terms of price, technology and schedule. Our contracts with Delta Air Lines and American Airlines also permit the airline to terminate the agreement with respect to certain fleets on specified dates, subject to payment of a specified termination fee. If our contracts with Delta Air Lines or American Airlines were to be terminated in whole or in significant part for any reason, it would have a material adverse effect on our business.

No other contract accounted for more than 10% of our consolidated revenue for the year ended December 31, 2017.

Competition

Commercial Aviation

Our key competitors include Global Eagle Entertainment Inc., Inmarsat, OnAir, Panasonic Avionics Corp., Rockwell Collins/ARINC, Thales, ViaSat and Zodiac Inflight Innovations, all of which provide different technologies and strategies to provide inflight connectivity and/or entertainment. We are the only telecommunications company focused exclusively on global aviation and its unique connectivity requirements. We believe that our competitive advantages include our (i) breadth of technological solutions; (ii) global coverage; (iii) operational excellence; and (iv) variety of business models we offer to airlines. Some of our competitors already offer their equipment as standard line-fit options on various aircraft types. The strategic priorities, offerings and capabilities of our competitors vary, including the variety of technologies available for various aircraft types, the ability to offer inflight Internet solutions and video entertainment offerings, the ability to cost-effectively provide offerings on a global basis, the ability to manage capacity constraints, and the ability to offer, incorporate and manage new inflight connectivity technologies and solutions as they become available.

Business Aviation

We compete against both equipment and telecommunications service providers to the business aviation market, including Honeywell Aerospace, Rockwell Collins, Satcom Direct and ViaSat. Also, Global Eagle Entertainment Inc., Panasonic Avionics Corp. and SmartSky Networks have announced that they intend to enter the business aviation market.

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

After obtaining an STC, a manufacturer desiring to manufacture components to be used in the modification covered by the STC must apply to the FAA for a Parts Manufacturer Approval, or PMA, which permits the holder to manufacture and sell components manufactured in conformity with the PMA and its approved design and data package. In general, each initial PMA is an approval of a manufacturing or modification facility’s production quality control system. PMA supplements are obtained to authorize the manufacture of a particular part in accordance with the requirements of the pertinent PMA, including its production quality control system. We routinely apply for and receive such PMAs and supplements.

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

Foreign Aviation Regulation

According to the Convention on International Civil Aviation, the airworthiness of U.S.-registered and FAA type-certificated aircraft on which FAA-certified Gogo equipment is installed is recognized by civil aviation authorities (“CAAs”) worldwide that are signatories to that Convention. As a result, Gogo does not expect to require further airworthiness certification formalities in countries outside of the United States for U.S.-registered aircraft that already have an STC issued by the FAA covering Gogo equipment. For aircraft registered with a CAA other than the United States, the installation of Gogo equipment requires airworthiness certification from an airworthiness certification body. Typically, the CAA of the country in which the aircraft is registered is responsible for ensuring the airworthiness of any aircraft modifications under its authority.

The FAA holds bilateral agreements with a number of certification authorities around the globe. Bilateral agreements facilitate the reciprocal airworthiness certification of civil aeronautical products that are imported/exported between two signatory countries. A Bilateral Airworthiness Agreement (“BAA”) or Bilateral Aviation Safety Agreement (“BASA”) with Implementation Procedures for Airworthiness (“IPA”) provides for airworthiness technical cooperation between the FAA and its counterpart CAA. Under a BAA or BASA, the CAA of the aircraft’s country of registration generally validates STCs issued by the FAA and then issues a Validation Supplemental Type Certificate (“VSTC”). For countries with which the FAA does not have a BAA or BASA, Gogo must apply for certification approval with the CAA of the country in which the aircraft is registered. In order to obtain the necessary certification, Gogo will be required to comply with the airworthiness regulations of the country in which the aircraft is registered. Failure to address all foreign airworthiness and aviation regulatory requirements at the commencement of each airline partner’s service in any country in which they register aircraft when there are no applicable bilateral agreements may lead to significant additional costs related to certification and could impact the timing of our ability to provide our service on our airline partners’ fleets.

U.S. Department of Transportation

The U.S. Department of Transportation (“DOT”) established an Advisory Committee on Accessible Air Transport to negotiate and develop a proposed rule concerning accommodations for passengers with disabilities in three basic areas, including inflight entertainment (“IFE”) and closed captioning of IFE. The Committee issued a resolution in late 2016 which included its recommendations to the DOT for a rule on IFE. Since a final rule on IFE has not been issued, however, it is unclear how, if at all, it may impact Gogo.

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

Our various services are regulated differently by the FCC. For example, our BA business provides some of its voice and data services (not including Gogo Biz or AVANCE) by reselling the telecommunications services of two satellite operators. Because we provide these services on a common carrier basis, we are subject to the provisions of Title II of the Communications Act, which require, among other things, that the charges and practices of common carriers be just, reasonable and non-discriminatory. In addition, our BA segment provides an interconnected voice over Internet protocol (“VoIP”) service. The FCC applies many, but not all, of the same regulatory requirements to interconnected VoIP service as it does to common carrier telecommunications services.

We offer connectivity service in the United States to commercial and business aviation aircraft through our own facilities, using our ATG License, a nationwide commercial air-ground radiotelephone license that operates in the 800 MHz band. We obtained and paid for this spectrum through an auction conducted by the FCC. See “–ATG License Terms and Conditions.”

Since June 12, 2015, our mobile wireless broadband Internet access services have been classified as Title II telecommunications services, subject to FCC common carrier regulation and broad net neutrality rules pursuant to an FCC order released March 12, 2015 (“Open Internet Order”). The Open Internet Order prohibits broadband providers from blocking access to lawful content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind; or prioritizing the content and services of their affiliates. Other than for paid prioritization, the rules contain an exception for “reasonable network management.” The Open Internet Order recognizes that whether a network management practice is reasonable varies according to the broadband technology involved, and we believe provides more flexibility to implement network management.

The Open Internet Order also imposes disclosure requirements on broadband providers, including more granular network performance reporting requirements. The FCC exempted smaller providers, such as Gogo, from its enhanced disclosure requirements until March 2022.

However, on January 4, 2018, the FCC released an order (“Restoring Internet Freedom Order”) that will repeal most of the Open Internet Order, reclassify broadband Internet access service as a lightly regulated, non-common carrier “information service,” and remove virtually all of the compliance obligations that the Open Internet Order imposes on our mobile wireless broadband Internet access services. The Restoring Internet Freedom Order has not gone into effect as of the date of filing of this Annual Report on Form 10-K, and it is expected to be subject to additional judicial and executive branch review. Under the Restoring Internet Freedom Order, Gogo may remain subject to certain modified transparency obligations that require disclosure of network management practices, performance, and commercial terms. Gogo continues to evaluate its possible remaining obligations under the new rules.

Our Internet access service is also subject to the FCC’s data roaming rules, which require commercial mobile data service (“CMDS”) providers like Gogo to negotiate roaming arrangements with any requesting facilities-based, technologically compatible providers of CMDS. The rules do not give other providers the right to install equipment on Gogo-equipped aircraft, and do not require the Gogo service to be provided on a discounted basis, although the arrangement must be “commercially reasonable.” The rules allow us to take reasonable measures to safeguard the quality of our service against network congestion that may result from roaming traffic. Neither the Open Internet Order nor the Restoring Internet Freedom Order altered Gogo’s obligations with respect to data roaming, but the FCC has committed to revisiting data roaming rules in the future.

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

Our 1 MHz ATG license obtained in 2013 from LiveTV was also originally issued on October 31, 2006, for a renewable 10-year term, although there is no “substantial service” obligation that attaches to this license. Our application to renew our license was recently granted for an additional 10-year term. On August 3, 2017, the FCC released an order which, among other things, revises the wireless license renewal rules. As a result of this order, which applies to the industry generally, all licensees will need to make a showing (or certification) at renewal to demonstrate that the licensee provided and continues to provide service to the public. Because the 1 MHz ATG license has no construction or substantial service requirement, it is not currently clear what level and length of service the FCC will find adequate when considering the next renewal of the 1 MHz ATG license in 2026.

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

Prior to spectrum coordination with the ATG licensee in Mexico, the coordination agreement could affect our ability to provide our broadband Internet service in the border areas using our current cell sites at current operating power levels and could affect our ability to establish or maintain ATG service in the border areas as aircraft fly into and out of Mexican airspace. Once a provider of air-to-ground services is licensed in Mexico, we hope to negotiate an arrangement that will provide seamless connectivity on flights between Mexico and the U.S.

Equipment Certification

We may not lease, sell, market or distribute any radio transmission equipment used in the provision of CA or BA services unless such equipment is certified by the FCC as compliant with the FCC’s technical rules. All certifications required for equipment currently used in the provision of our services have been obtained.

Privacy and Data Security-Related Regulations

As noted above, the Open Internet Order reclassified certain mobile (and fixed) broadband Internet access services as Title II telecommunications services. Certain statutory provisions of Title II now apply to these broadband Internet access services, including provisions that impose consumer privacy protections such as Customer Proprietary Network Information requirements. These provisions will no longer apply to Gogo’s mobile wireless broadband services upon the effective date of the Restoring Internet Freedom Order, which reclassifies broadband Internet access as a Title I information service. Notwithstanding the Restoring Internet Freedom Order, we must continue to comply with certain Communications Act and FCC privacy and data security rules for our services, including certain provisions applicable to customer proprietary network information.

We are also subject to other federal and state consumer privacy and data security requirements. For example, Section 5 of the Federal Trade Commission (“FTC”) Act prohibits “unfair or deceptive acts or practices in or affecting commerce.” Although the FTC’s authority to regulate the non-common carrier services offered by communications common carriers has not been clearly delineated, FTC officials have publicly stated that they view the FTC as having jurisdiction over Internet service providers’ non-common carrier services. Some of our services are subject to the FTC’s jurisdiction, and upon the effective date of the Restoring Internet Freedom Order, we expect that the FTC will have jurisdiction over all of our services. The FTC has brought enforcement actions under the FTC Act against companies that, inter alia: (1) collect, use, share, or retain personal information in a way that is inconsistent with the representations, commitments, and promises that they make in their privacy policies and other public statements; (2) have privacy policies that do not adequately inform consumers about the company’s actual practices; and (3) fail to reasonably protect the security, privacy and confidentiality of nonpublic consumer information.

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

While we believe that we have implemented reasonable administrative, physical and electronic security measures to protect against the loss, misuse and alteration of personally identifiable information, cyber-attacks on companies have increased in frequency and potential impact in recent years and may be successful despite reasonable precautions and result in substantial potential liabilities.

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

Certain mechanisms apply under Swiss and European Union member state laws that permit the cross-border transfer of personal information to countries that are not deemed adequate, such as the United States. Gogo has entered into standard contractual clauses approved by the European Union and Switzerland to legitimize these transfers. There is a risk that these standard contractual clauses may be invalidated by the Court of Justice for the European Union as a lawful data transfer mechanism on the grounds that they do not provide adequate protection of European data subjects’ personally identifiable information. There is also a risk that EU data protection authorities may investigate or bring enforcement actions with criminal and administrative sanctions. Such actions could also damage our business and harm our reputation.

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

Foreign Government Approvals

In connection with our satellite service, we have implemented a process for obtaining any required authority needed to provide our service over the airspace of foreign countries or verifying that no additional authorization is needed. Each country over which a Gogo-equipped aircraft flies has the right to limit, regulate (e.g., through a licensing regime) or prohibit the offering of our service. We may not be able to obtain the necessary authority for every country over which a partner airline flies. For some countries, we have not been and do not expect to be able to obtain a definitive answer regarding their potential regulation of our service, and we may incur some regulatory risk by operating over the airspace of these countries. Failure to comply with foreign regulatory requirements could result in penalties being imposed on Gogo and/or on its airline partners, allow airline partners affected by such requirements to terminate their contracts with us prior to expiration or, under a contract with one of our airline partners, require us to pay liquidated damages. Regulation by United States and foreign government agencies, including the FCC, which issued our exclusive ATG spectrum license, and the FAA, which regulates the civil aviation manufacturing and repair industries in the United States, may increase our costs of providing service or require us to change our services. Moreover, even countries that have previously provided clearance for our service have the right to change their regulations at any time.

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

We have patented certain of our technologies in the United States and certain countries outside of the United States. As of December 31, 2017, we held United States patents expiring on dates ranging from February 2019 to July 2035, and foreign patents expiring on dates ranging from October 2018 to November 2034. We do not believe that our business is dependent to any material extent on any single patent or group of patents that we own. We also have a number of patent applications pending both in and outside of the United States and we will continue to seek patent protection in the United States and certain other countries to the extent we believe such protection is appropriate and cost-effective.

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

We license or purchase from third parties’ technology, software and hardware that are critical to providing our products and services. Much of this technology, software and hardware is customized for our use and would be difficult or time-consuming to obtain from alternative vendors. We also license our proprietary technology and software to third parties to enable them to integrate such technology and software into the products they provide to us. Many of our agreements with such third parties are renewable for indefinite periods of time unless either party chooses to terminate, although some of our agreements expire after fixed periods and require renegotiation prior to expiration in order to extend the term. Among the most material of our technology-related agreements are those for modems, base stations and antennas. Our agreements for modems, base stations and antennas do not renew automatically and thus require periodic renegotiation. Such agreements as well as certain licenses to commercially available software are material to our business.

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

Employees

As of December 31, 2017, we had 1,244 employees. None of our employees are represented by a labor union.

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

Available Information

Our websites are located at www.gogoair.com and www.business.gogoair.com, and our investor relations website is located at http://ir.gogoair.com. Our Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Risks Related to Our CA Business

We are dependent on agreements with our airline partners to be able to access passengers. Payments for our passenger services have provided, and will continue to provide, a significant portion of our revenue. Our failure to realize the anticipated benefits from these agreements on a timely basis or to renew any existing agreements upon expiration or termination may have a material adverse effect on our financial condition and results of operations.

As of December 31, 2017, we had our equipment installed and provided our Gogo service to passengers on aircraft operated by 14 airlines and we had definitive contracts with four additional airlines. For the years ended December 31, 2017, 2016, and 2015, the Gogo service we provide to passengers on commercial aircraft generated approximately 63%, 64% and 63% of our consolidated revenue, respectively. Our ability to meet our commitments to certain of our customers requires us to reach agreements with OEMs, which will require us to comply with OEM specifications, which may be costly and time-consuming. Our growth is dependent on our ability to have our equipment installed on additional aircraft and increase passenger use of the Gogo service on installed aircraft. Any delays in installations under these contracts may negatively affect our relationships with airline partners and our ability to maintain or grow our passenger user base and revenue, as may unavailability or degradation of our service resulting from the failure of our equipment or software or other factors. In addition, we have no assurance that any of our current airline partners will renew their existing contracts with us upon expiration, or that they will not terminate their contracts prior to expiration upon the occurrence of certain contractually stipulated events. Contractual termination events include our bankruptcy and our material breach of contract, which in certain contracts is defined to include material breach of our service level agreements, and/or failure to achieve certain certification, equipment delivery, installation or other milestones within agreed-upon time frames. Several contracts with airline partners permit such airline to terminate the contract if the percentage of passengers using connectivity on such airline’s flights falls below certain negotiated thresholds. One contract with an airline partner from which we derive a significant portion, but less than a majority, of our CA-NA segment revenue permits such airline partner to terminate its contract with us if the airline’s revenue share falls below certain thresholds and Gogo elects to not make the airline whole for such revenue share shortfall. Contracts with our airline partners from which we derive a significant portion, but less than a majority, of our CA-NA segment revenue allow those airlines to terminate a portion or all of their respective agreements after a specified time period, under some such contracts upon the payment of a termination fee and under other contracts with no fee required. Additionally, our contracts with American Airlines, Delta Air Lines, and certain other airline partners, from which we derive a majority of our CA-NA segment revenue, permit such airline partners to terminate all or a portion of their contracts if another company provides a connectivity service that is a material improvement over our service, such that failing to adopt such alternative service would likely cause competitive harm to the airline, and we are unable to match the competitive offer in terms of price, technology and schedule. Under the Unified Agreement with American Airlines, the airline has the option to terminate our service, and we expect it to exercise such option, on approximately 550 mainline aircraft on which our ATG/ATG-4 service is provided. We expect more than 400 such aircraft to be deinstalled in 2018 and early 2019. To the extent that our airline partners terminate or fail to renew their contracts with us for any reason, our business prospects, financial condition and results of operations may be materially adversely affected.

Certain of our contracts with our airline partners include provisions that, under certain circumstances, entitle our airline partners to the benefit of certain more favorable provisions in other airline partners’ connectivity agreements, including terms related to termination, maintenance, service and equipment and bandwidth pricing. These provisions, some of which have retroactive effect, may limit the benefits we realize from contracts containing such provisions. In addition, our inability to identify and offer improved terms to an airline partner in accordance with such a provision could negatively affect our relationship with that airline partner or give rise to a claim that we are in breach of such connectivity agreement.

A failure to maintain airline and passenger satisfaction with our equipment or the Gogo service could have a material adverse effect on our revenue and results of operations.

Our relationships with our airline partners are critical to the growth and success of our business. For the years ended December 31, 2017, 2016 and 2015, use of the Gogo service on Delta Air Lines aircraft accounted for approximately 26%, 27% and 28%, respectively, of consolidated revenue. For the years ended December 31, 2017, 2016 and 2015, use of the Gogo service on American Airlines aircraft accounted for approximately 21%, 23% and 22%, respectively, of consolidated revenue. If our airline partners are not satisfied with our equipment or the Gogo service for any reason, they may reduce efforts to co-market the Gogo service to their passengers, which together with passenger dissatisfaction could result in lower passenger usage and reduced revenue. In addition, airline dissatisfaction with us for any reason, including delays in obtaining certification for or installation of our equipment, failure of our system to meet specifications, or our failure to comply with our service level obligations, negatively affect our relationship with the airline partner and our reputation among passengers and other airlines and constitute a breach of contract resulting in penalties, claims for damages or termination rights.

We are experiencing network capacity constraints in the United States and expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our business and results of operations may be materially and adversely affected.

The success of our CA business depends on our ability to provide adequate bandwidth to meet customer demands. The capacity of our ATG network is limited by the spectrum licensed and we are currently experiencing capacity constraints in the United States, particularly on certain flights where demand for our service is high and certain routes on which multiple aircraft are within range of the same cell site at one time. We may also experience capacity constraints internationally. We expect demand to continue to increase in CA-NA and CA-ROW as passenger adoption increases, bandwidth requirements per user grow and our service becomes available on more aircraft.

Our plan to alleviate such constraints consists of: (i) continued installation of 2Ku on aircraft flying routes in the United States, including aircraft on which our existing ATG systems will be upgraded; (ii) successful development and deployment of ATG-NG; (iii) purchasing and employing capacity from a variety of satellites; and; (iv) continued use of bandwidth management tools. The successful execution of this plan is subject to numerous risks and uncertainties as described in this Risk Factors section under the headings “—We may be unsuccessful or delayed in widely deploying and operating our 2Ku technology,” “—We may be unsuccessful or delayed in developing and deploying our next-generation ATG technology,” and “—We face risks related to satellites and satellite capacity.”

In February 2015, the FCC reclassified certain mobile (and fixed) broadband Internet access services as Title II telecommunications services and adopted broad new net neutrality rules that depending on their interpretation could have constrained our ability to manage our networks. In December 2017, the FCC voted to partially repeal the February 2015 order, classifying broadband Internet access services once again as Title I information services and eliminating virtually all of the then-existing net neutrality obligations applicable to us. Members of Congress have proposed legislation to overturn the FCC’s recent decision and the outcome of such proposal or other attempts to undo the decision cannot be predicted. If the net neutrality rules were to be reinstated, they could constrain our ability to manage our network and make it more difficult for us to meet capacity demands.

There can be no assurance that the actions we are taking will be sufficient to provide enough capacity in the United States or internationally. In addition, our ability to meet capacity demands depends in part on the willingness of airline customers to agree to install or upgrade to 2Ku and ATG-NG. If we fail to meet capacity demands, it could negatively affect our relationship with the airline partner and our reputation among passengers and other airlines and constitute a breach of contract resulting in penalties, claims for damages or termination rights, and our business prospects and results of operations may be materially adversely affected.

Our business is highly dependent on the airline industry, which is itself affected by factors beyond the airlines’ control. The airline industry is highly competitive and sensitive to changing economic conditions.

Our business is directly affected by the number of passengers flying on commercial aircraft, the financial condition of the airlines and other economic factors. If consumer demand for air travel declines, including due to increased use of technology such as videoconferencing for business travelers, or the number of aircraft and flights shrinks due to, among other reasons, reductions in capacity by airlines, the number of passengers available to use the Gogo service will be reduced, which may have a material adverse effect on our business and results of operations. Unfavorable general economic conditions and other events that are beyond the airlines’ control, including higher unemployment rates, higher interest rates, reduced stock prices, reduced consumer and business spending, outbreaks of communicable diseases and terrorist attacks or threats could have a material adverse effect on the airline industry. A general reduction or shift in discretionary spending could result in decreased demand for leisure and business travel and lead to a reduction in airline flights offered and the number of passengers flying. Consolidation within the airline industry could also adversely affect our relationships with our existing airline partners or lead to Gogo-equipped aircraft being taken out of service.

Further, unfavorable economic conditions could also limit airlines’ ability to counteract increased fuel, labor or other costs though raised prices. Our airline partners operate in a highly competitive business market and, as a result, continue to face pressure on offerings and pricing. These unfavorable conditions and the competitiveness of the air travel industry could cause one or more of our airline partners to reduce expenditures on passenger services including deployment of the Gogo service or to file for bankruptcy. If one or more of our airline partners were to file for bankruptcy, bankruptcy laws could give them rights to terminate their contracts with us, they could reduce their total fleet size and capacity and/or their total number of flights, and/or they could attempt to renegotiate the terms of their contracts with us including the pricing of our equipment and services. Any of these events may have a material adverse effect on our business prospects, financial condition and results of operations.

We face risks related to satellites and satellite capacity.

We rely on third-party suppliers for the satellite capacity required to provide our Ku and 2Ku services and currently have agreements with several satellite partners to provide Ku-band satellite service on a non-exclusive basis. Service is typically provided through individual service orders for specified transponders, which range in duration from one to ten years. If any of these agreements were terminated or not renewed upon expiration, or if any of our satellite partners fail to obtain, or lose, necessary regulatory authorizations, we could face material delays or interruptions in the provision of service to our customers that rely on satellite service for connectivity or other services and we may not be able to find alternative satellite partners on terms that are acceptable to us, or at all. Certain of our agreements with satellite service providers commit us to purchase bandwidth up to ten years in advance, which may be inadequate to meet capacity demands or may exceed passenger demand and require us to incur unnecessary costs. See “—We are experiencing network capacity constraints in the United States and expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our business and results of operations may be materially and adversely affected.”

The usefulness of the satellites upon which we currently rely and may rely on in the future is limited by each satellite’s minimum design life. For example, the satellites through which we provide Ku-band service have minimum design lives ranging from 10 to 15 years. Our ability to offer inflight connectivity outside North America and alleviate capacity constraints throughout our network depends on the continued operation of the satellites or any replacement satellites, each of which has a limited useful life. We can provide no assurance, however, as to the actual operational lives of those or future satellites, which may be shorter than their design lives, nor can we provide assurance that replacement satellites will be developed, authorized or successfully deployed.

In the event of a failure or loss of any of these satellites, our satellite service providers may relocate another satellite and use it as a replacement for the failed or lost satellite, which may have a material adverse effect on our business, financial condition and results of operations. Such a relocation may require regulatory approval, including through, among other things, a showing that the replacement satellite would not cause additional interference compared to the failed or lost satellite. We cannot be certain that our satellite service providers could obtain such regulatory approval. In addition, we cannot guarantee that another satellite will be available for use as a replacement for a failed or lost satellite, or that such relocation can be accomplished without disrupting or otherwise adversely impacting our business.

Certain satellites we currently plan to utilize to provide Ku-band satellite service have not yet been launched. Satellite construction and launch are subject to significant risks, including delays, launch failure and incorrect orbital placement. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites and to obtain other launch opportunities. Construction and launch delays, including any delay in the launch of satellites intended to replace one of the satellites we currently plan to utilize to provide Ku-band satellite service, may materially adversely affect our business and results of operations.

We may not be able to grow our business with current airline partners or successfully negotiate agreements with airlines to which we do not currently provide the Gogo service; the effect of shifts in business models on our revenue and results of operations cannot be predicted.

We are currently in negotiations or discussions with certain of our airline partners to provide our equipment and the Gogo service on additional aircraft in their fleets. We have no assurance that these efforts will be successful. We are also in discussions with other airlines to provide our equipment and the Gogo service to some or all of their aircraft. Negotiations with current and prospective airline partners require substantial time, effort and resources. The time required to reach a final agreement with an airline is unpredictable and may lead to variances in our operating results from quarter to quarter. We may ultimately fail in our negotiations and any such failure could harm our results of operations due to, among other things, a diversion of our focus and resources, actual costs incurred in the negotiation process and opportunity costs. In addition, the terms of any future agreements could be materially different and less favorable to us than the terms included in our existing agreements with our airline partners, which could trigger most favored nations provisions of contracts with certain existing airline partners, which could result in our inability to achieve the originally anticipated benefits of such contracts. While our turnkey model, under which we provide the connectivity service, determines passenger pricing and share revenue with the airline, has accounted for more than 90% of our CA service revenue in each fiscal period including in this Annual Report on Form 10-K, several of our airline partners have adopted or have the option to adopt the airline-directed model, under which the airlines purchase bandwidth from us and distributes it to their passengers on a paid or complimentary basis. Under the airline-directed model, the airline retains pricing discretion over the cost of our service to passengers and the extent to which we receive revenue under this model is directly related to passenger usage. As a result, a failure by the airline to price our service appropriately would adversely affect our results. We expect commercial models and contract terms to continue to evolve, and we anticipate that third-party payors (including airlines) will generate an increasing portion of our revenue and that the portion of our revenue paid by passengers using our service will decline. We are unable to predict to what extent the airline-directed model will be adopted or to what extent future shifts in commercial models will occur or the net effect that implementing the airline-directed model or such shifts in models will have on our results of operations. In addition, our growth will depend in part on our ability to reach agreements with OEMs, which will require us to comply with OEM specifications, which may be costly and time-consuming. To the extent that any negotiations with current or potential airline partners are unsuccessful, or any existing or future agreements reflecting evolving business models prove generally less favorable to us than expected or as compared to agreements under previously existing models, our business, financial condition and results of operations may be materially adversely affected.

Competition could result in price reduction, reduced revenue and loss of market position and harm our results of operations.

We face intense competition from providers of satellite-based broadband connectivity and inflight entertainment services. Some of our competitors are larger, more diversified corporations, have greater financial, marketing, production, and research and development resources and may be better able to withstand the effects of pricing pressures or periodic economic downturns or may offer a broader product line to customers, including services we do not currently provide and/or may not provide in the future. With respect to our ATG services, while we are currently the only provider of ATG service in North America, a competitor is developing a North American air-to-ground 4G network that may become available in 2018 using the same unlicensed spectrum that we are using for ATG-NG, and other competitors could enter this business using the same or other spectrum. Internationally, one of our competitors is building a hybrid satellite and air-to-ground network to provide broadband service over Europe that may become available in 2018.

With respect to our satellite services, the increased availability, development and adoption of satellite-based services by commercial airlines around the world has and will continue to put additional pressure on our ability to maintain our market position, and we expect our market position to decline as our competitors install more aircraft with their satellite-based systems in the U.S. and internationally. Two of our competitors are satellite owners and operators and it is possible that other satellite providers will enter the market and sell bandwidth directly to airlines. Due to their different business model, such competitors may be able to provide equipment and services at prices more competitive than ours or offer services we do not provide. We believe that the principal points of competition in CA are technological capabilities, geographic coverage, price, customer service, product development, conformity to customer specifications, quality of support and timeliness, and increasingly, the availability of factory installation. Airlines’ desire for supplier diversification is also a factor in selection of connectivity providers, and if existing airline partners determine to award Gogo-installed or new aircraft to competitors, our ability to maintain or gain market position could be adversely affected.

Maintaining and improving our competitive position will require continued investment in technology, manufacturing, engineering, quality standards, marketing and customer service and support. If we do not maintain sufficient resources to make these investments or are not successful in maintaining our competitive position, our business and results of operations may be materially adversely affected. Increased competition for airline partners and aircraft or other market forces could force us to lower the prices we charge airlines for equipment and service or lose market share and could adversely affect our growth prospects and profitability. In addition, to the extent that competing in-flight connectivity or entertainment services offered by commercial airlines that are not our airline partners are available on more aircraft or offer improved quality or reliability as compared to the Gogo service, our business and results of operations may be materially adversely affected. Competition among airlines with respect to the pricing of passenger services, as well as passengers’ expectations regarding pricing, may limit our ability to increase the price of our services under the turnkey model. Competition could increase our sales and marketing expenses and related customer acquisition costs. We may not have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully. A failure to effectively respond to established and new competitors could have a material adverse effect on our business and results of operations.

We face limitations on our ability to grow our domestic operations which could harm our operating results and financial condition.

Our addressable market and our ability to expand domestically are limited by factors that include limitations on the number of U.S. commercial airlines with which we could partner, the number of planes in which our equipment can be installed, the passenger capacity within each plane, the ability of our network infrastructure or bandwidth to accommodate increasing capacity demands and our ability to successfully implement our technology roadmap on a timely and cost-effective basis. Our growth may slow, or we may stop growing altogether, to the extent that we have exhausted all potential airline partners and as we approach installation on full fleets and maximum penetration rates for passenger connectivity service on all flights. In such circumstances, to continue to grow our domestic revenue, we would have to rely on customer and airline partner adoption of other currently available and new or developing services and additional offerings, including Gogo Vision, Gogo TV, and CAS. We may not be able to profitably expand our domestic operations and if we fail to do so, our business and results of operations may be materially adversely affected.

Our CA-ROW business has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance, and we may be unsuccessful in expanding our operations internationally.

We began our CA-ROW business in the first quarter of 2014, and its limited operating history may make it difficult to evaluate the CA-ROW business and predict its future performance. The growth of our CA-NA segment since inception is not necessarily indicative of the future growth of CA-ROW. Any assessments of our current business and predictions that we or you make about the future financial and operating performance of CA-ROW or its effect on our consolidated financial and operating performance may not be as accurate as they could be if we had a longer operating history in that segment. Our ability to grow and achieve profitability in CA-ROW involves various risks, including the need to invest significant resources in unfamiliar markets, limitations on such investment under the indenture governing our senior secured notes and economic and financial market conditions. Further, our expansion plans require significant management attention and resources and our CA business has limited experience in selling our solutions in international markets as compared to North American markets, or in conforming to local cultures, standards or policies. Certain of our competitors, including current providers of satellite service, have more experience than we do in the international commercial airline connectivity and inflight entertainment markets. As a result, such competitors may have pre-existing relationships with international airlines and more experience in obtaining regulatory approvals in foreign jurisdictions or may already offer their equipment as standard, line-fit options on aircraft types, which may negatively affect our ability to enter into agreements with new international airline partners. As we expand our international business we expect to incur increased expenses related to establishing facilities and hiring employees in certain foreign locations and expanding international marketing and advertising efforts. We may not be able to compete successfully in these international markets, and we may be unable to enter into agreements on satisfactory terms to provide connectivity services to international fleets of our existing North American airline partners and to new international airline partners. In addition, our ability to expand will be limited by the demand for inflight broadband Internet access in international markets. Any failure to compete successfully in international markets could also negatively impact our reputation and domestic operations.

Our current and future international operations may fail to succeed due to risks inherent in foreign operations, including:

•	legal and regulatory restrictions, including communications, privacy, censorship, aerospace and liability standards, intellectual property laws and enforcement practices, as well as United States and foreign export and import controls;

•	changes in international regulatory requirements and tariffs;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including restrictions on foreign ownership of telecommunications providers and imposed by the U.S. Office of Foreign Assets Control (“OFAC”);

•	inability to find content or service providers to partner with on commercially reasonable terms;

•	compliance with the Foreign Corrupt Practices Act (the “FCPA”), the (U.K.) Bribery Act 2010 and other similar anticorruption laws and regulations in the jurisdictions in which we operate and related risks, which risks could be increased by our interaction with employees of certain foreign government-owned airlines who are deemed “government officials” under the FCPA and certain other anti-corruption laws and regulations;

•	difficulties in staffing and managing foreign operations;

•	currency fluctuations; and

•	potential adverse tax consequences.

As a result of these obstacles, we may find it difficult or prohibitively expensive to grow our business internationally or we may be unsuccessful in our attempt to do so, which could harm our business, future operating results and financial condition. Our failure to successfully grow our business internationally or comply with laws and regulations to which we become subject as a result of doing business internationally may materially adversely affect our business, financial condition and results of operations.

We may be unsuccessful or delayed in widely deploying and operating our 2Ku technology.

As of December 31, 2017, we had more than 550 2Ku systems installed and more than 1,400 aircraft awarded, but not yet installed. There can be no assurance that we can meet our installation goals on our current timeline, due to risks that include the failure of 2Ku-related equipment and software to perform as expected during testing or following installation, problems arising in the manufacturing process, our reliance on single-source and other suppliers to provide certain components and services, and delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. We have encountered delays and quality problems as we deploy 2Ku, which we are in the process of remediating, and may continue to do so given the aggressive installation schedule that we are undertaking and the demands that the schedule places on employees, suppliers and other resources.

In addition, other providers of satellite-based connectivity services currently have services available for commercial deployment that are intended to compete directly with 2Ku, and airlines may choose to adopt such a service over 2Ku. Fifteen domestic and international airlines have selected 2Ku for installation on all or a portion of their fleets. The failure of 2Ku to perform as expected, or significant delays in our ability to install 2Ku systems, could result in material breaches of such agreements which could in turn result in the imposition of penalties, claims by airlines for damages or termination of such agreements.

If 2Ku fails to perform as expected or we fail to meet the installation timelines and performance metrics for which we have contracted, our business, financial condition and results of operations may be materially adversely affected. In addition, our failure to timely deliver 2Ku could have a material adverse effect on our ability to alleviate capacity constraints in our network. See “—We are experiencing network capacity constraints in the United States and expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our business and results of operations may be materially and adversely affected.”

We may be unsuccessful or delayed in developing and deploying our ATG-NG technology.

We expect our ATG-NG solution, which will offer additional bandwidth and improved speeds for our connectivity service as compared to existing ATG technologies, to become available to commercial aircraft in 2018. There can be no assurance that we can meet our development goals on our current timeline, due to, among other things, risks associated with integrating the use of licensed and unlicensed spectrum, utilizing the unlicensed spectrum to perform as we expect, the failure of equipment and software to perform as expected, problems arising in the manufacturing process, our reliance on single-source and other suppliers to provide certain components and services and delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. If our ATG-NG fails to perform as expected or its commercial availability is significantly delayed as compared to the timelines for which we contract, our business, financial condition and results of operations may be materially adversely affected. In addition, our failure to timely deliver ATG-NG could have a material adverse effect on our ability to alleviate capacity constraints in our network. See also “—We are experiencing network capacity constraints in the United States and expect capacity demands to increase, and we may in the future experience capacity constraints internationally. If we are unable to successfully implement planned or future technology enhancements to increase our network capacity, or our airline partners do not agree to such enhancements, our business and results of operations may be materially and adversely affected.”

We may be unsuccessful in generating or increasing revenue from Gogo Vision, our inflight platform, Gogo TV, CAS and other services that we may offer in the future.

The future growth prospects for our CA business depend, in part, on airlines or passengers paying for Gogo Vision on-demand video services, Gogo TV, CAS and new products and services that we develop in response to airline and passenger needs. Our ability to generate revenue from such services depends on:

•	our ability to offer our services on new airlines and more aircraft and increase passenger adoption;

•	our ability to obtain content (including digital rights to such content) from third parties for Gogo TV, Gogo Vision and new entertainment services;

•	our ability to customize and improve services in response to trends and customer interests;

•	our ability to develop new services;

•	our ability to monetize existing and new services;

•	the extent to which and pace at which airlines and other companies in the aviation industry adopt and utilize operational applications; and

•	our ability to partner with third parties to develop and implement operational applications that are compatible with our networks.

If we are unsuccessful in generating or increasing revenue from these services and our inflight platform, our business and results of operations may be materially and adversely affected.

A future act or threat of terrorism, cyber-attack or other event could result in reduced demand for our products and services or result in a prohibition on the use of Wi-Fi enabled devices on aircraft.

A future act of terrorism or cyber-attack on an aircraft, the threat of such acts or unrelated airline accidents could have an adverse effect on the airline industry. In such event, our industry may experience significantly reduced passenger demand. The U.S. federal government or foreign governments could respond to such events by prohibiting the use of Wi-Fi enabled devices on aircraft, which would eliminate demand for our products and services. In addition, any association or perceived association between our equipment or service and the threat of terrorism, cyber-attacks or accidents involving aircraft on which our systems operate would likely have an adverse effect on demand for our products and services. Such reduced demand for our products and services may have a material adverse effect on our business, financial condition and results of operations.

Air traffic congestion at airports, air traffic control inefficiencies, weather conditions, such as hurricanes or blizzards, increased security measures, new travel-related taxes, the outbreak of disease or any other similar event could harm the airline industry.

Airlines are subject to cancellations or delays due to weather conditions or natural disasters, air traffic control problems, including work stoppages or reduced government funding, breaches in security, outbreaks of communicable diseases or other factors. Such cancellations or delays could reduce the number of passengers on commercial flights, reduce demand for our products and services and materially adversely affect our business, results of operations and financial condition.

Risks Related to Our BA Business

Equipment sales to OEMs and after-market dealers account for a substantial portion of our revenue and earnings in the BA segment, and the loss of an OEM or dealer customer could materially and adversely affect our business and profitability.

Revenue from equipment sales on contracts with OEMs and after-market dealers accounted for approximately 28% of the revenue generated by our BA segment for the fiscal year ended December 31, 2017 and more than 30% of BA revenue for the fiscal years ended December 31, 2016 and December 31, 2015. Almost all of BA’s contracts with OEM and dealer customers are terminable at will by either party. If a key OEM or dealer terminates its relationship with us for any reason or our contract expires and is not renewed, our business and results of operations may be materially and adversely affected.

Our OEM customers may be materially adversely impacted by economic downturns and market disruptions. In anticipation of changing economic conditions, our customers may be more conservative in their production, which may reduce our market opportunities. Further, unfavorable market conditions could cause one or more of our OEM customers to file for bankruptcy, which may have a material adverse effect on our business, financial condition and results of operations.

Competition could result in price reduction, reduced revenue and loss of market position and could harm our results of operations.

Our BA equipment and service are sold in highly competitive markets. Some of our competitors are larger, more diversified corporations and have greater financial, marketing, production, and research and development resources. As a result, they may be better able to withstand pricing pressures and the effects of periodic economic downturns or may offer a broader product line to customers. Our business and results of operations may be materially adversely affected if our competitors:

•	develop equipment or service that is superior to our equipment and service;

•	develop equipment or service that is priced more competitively than our equipment and service;

•	develop methods of more efficiently and effectively providing equipment and services; or

•	adapt more quickly than we do to new technologies or evolving customer requirements.

We believe that the principal points of competition in our BA segment are technological capabilities, price, customer service, product development, conformity to customer specifications, quality of support after the sale and timeliness of delivery and installation. Maintaining and improving our competitive position will require continued investment in technology, manufacturing, engineering, quality standards, marketing and customer service and support. If we do not maintain sufficient resources to make these investments or are not successful in maintaining our competitive position, our operations and financial performance will suffer. In addition, competition may subject us to downward pricing pressures. Pricing at too high a level could adversely affect our ability to gain new customers and retain current customers, while increased competition could force us to lower our prices or lose market position and could adversely affect growth prospects and profitability. We may not have the financial resources, technical expertise or support capabilities to continue to compete successfully. A failure to respond to established and new competitors may have a material adverse impact on our business and results of operations. A competitor is developing a North American air-to-ground 4G network that may become available in 2018 using the same unlicensed spectrum that we are using for ATG-NG, and other competitors could enter this business using the same or other spectrum.

We generally do not have guaranteed future sales of our equipment. Further, we enter into fixed price contracts with some of our customers, so we take the risk for cost overruns.

Many of our OEM customers may terminate their contracts with us on short notice and, in many cases, our customers have not committed to buy any minimum quantity of our equipment. In addition, in certain cases, we must anticipate the future volume of orders based upon non-binding production schedules provided by OEMs, the historical purchasing patterns of customers, and informal discussions with customers as to their anticipated future requirements. Cancellations, reductions or delays by customers may have a material adverse effect on our business, financial condition and results of operations. Furthermore, pursuant to many of our contracts with our OEM customers, we have agreed to deliver equipment and/or services, including equipment and services not yet in production, for a fixed price and, accordingly, take the risk of any cost overruns or delays in the completion of the design and manufacturing of the product.

Many of the risks that could harm our CA business could also adversely affect our BA business.

For the years ended December 31, 2017, 2016 and 2015, sales of ATG equipment accounted for more than 60% of equipment revenue, and subscriptions for our Gogo Biz inflight broadband Internet service accounted for more than 85% of service revenue for our BA segment. Accordingly, many of the risks described above relating to our CA business may also have a material adverse effect on our BA business, including expected capacity constraints on our network in the near-term and our ability to manage those constraints, our ability to successfully develop and implement ATG-NG, our ability to successfully implement technology enhancements to our network and our ability to successfully develop and deploy new products and services and generate revenue and profits from the sale of such products and services.

Risks Related to Our Technology and Intellectual Property and Regulation

Our CA-NA and BA businesses are dependent on the availability of spectrum.

In June 2006, we purchased at FCC auction an exclusive ten-year, 3 MHz license for ATG spectrum, and in April 2013, as part of our acquisition of Airfone, we acquired an additional 1MHz ATG spectrum license. In 2017, our applications to renew our licenses were granted for additional ten-year terms without further payment. Any breach of the terms of our FCC licenses or FCC regulations including foreign ownership restrictions, permitted uses of the spectrum and compliance with FAA regulations could result in the revocation, suspension, cancellation or reduction in the term of our licenses or a refusal by the FCC to renew the licenses upon expiration. Further, in connection with an application to renew our licenses upon expiration, a competitor could file a petition opposing such renewal on anti-competitive or other grounds. On August 3, 2017, the FCC released an order which, among other things, revises the wireless license renewal rules. As a result of this order, which applies to the industry generally, all licensees will need to make a showing (or certification) at renewal to demonstrate that the licensee provided and continues to provide service to the public. Because the 1 MHz ATG license has no construction or substantial service requirement, it is currently not clear what level and length of service the FCC will find adequate when considering the next renewal of the 1 MHz ATG license in 2026. While we do not currently use this license, changes in technology may enable its use in our network in the future. An ambiguous renewal requirement could impair our flexibility to use or otherwise realize the value of such spectrum beyond 2026.

Our ability to offer inflight broadband Internet access through our ATG service currently depends on our ability to maintain rights to use the 3MHz ATG spectrum in the U.S. and our failure to do so may have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to meet increasing capacity demands and expand our service offerings in the United States will depend in part upon our ability to successfully roll-out our plans to employ unlicensed spectrum in the 2.4 GHz band for concurrent use with the licensed 3MHz spectrum.

While we are the exclusive licensee of the only United States spectrum dedicated to ATG connectivity, additional ATG spectrum, whether licensed or unlicensed, is or may become available in the United States or internationally in the future.

While we have exclusive rights to the only spectrum licensed by the FCC for ATG use and are currently the only provider of ATG service in the United States, the FCC may in the future decide to auction additional spectrum for ATG use that is not currently designated for that purpose, or a competitor could develop technology or a business plan that allows it to cost effectively use spectrum not specifically reserved for ATG, but on which ATG use is not prohibited, to provide broadband connectivity.

The availability of additional spectrum in the marketplace that is available for ATG use may increase the possibility that we may face competition from one or more other ATG service providers in the future. For example, a competitor has announced that it is developing and intends to launch in 2018 an ATG network using the same unlicensed spectrum that we will employ in ATG-NG.

While competition in CA-ROW currently consists of satellite-based connectivity services, discussions are occurring in the European Union and elsewhere regarding the use of spectrum for ATG service and one such competitor is building a European hybrid satellite and air-to-ground network to provide aviation customers connectivity service in Europe and has announced its intention to launch such service in 2018. As a result, we may face competition from such providers in such regions.

If we fail to comply with the Communications Act and FCC regulations limiting ownership and voting of our capital stock by non-U.S. persons we could lose our FCC license.

Under the Communications Act and applicable FCC regulations, we are effectively restricted from having more than 25% of our capital stock owned or voted directly or indirectly by non-U.S. persons, including individuals and entities organized outside the United States or controlled by non-U.S. persons. We have established procedures to ascertain the nature and extent of our foreign ownership, and we believe that the indirect ownership of our equity by foreign persons or entities is below the 25% cap. However, as a publicly traded company we may not be able to determine with certainty the exact amount of our stock that is held by foreign persons or entities at any given time. A failure to comply with applicable restrictions on ownership by non-U.S. persons could result in an order to divest the offending ownership, fines, denial of license renewal and/or spectrum license revocation proceedings, any of which may have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected if we suffer service interruptions or delays, technology failures, damage to our equipment or system disruptions or failures arising from, among other things, force majeure events, cyber-attacks or other malicious activities, or satellite failures.

Our brand, reputation and ability to attract, retain and serve our customers depend upon the reliable performance of our inflight portal, network infrastructure, content delivery processes and payment systems. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down our portal’s performance and users’ access to the Internet, or made our portal inaccessible, and we may experience service interruptions, service delays or technology or systems failures in the future, which may be due to factors beyond our control. In the past, failures resulting in users not being able to access the service have often been remedied by bypassing the payment processing step for users and directly connecting such users to the Internet, leading to a loss of revenue for those sessions. If we experience frequent system or network failures, our reputation, brand and customer retention could be harmed, we may lose revenue to the extent that we have to bypass the payment processing step in order to maintain users’ connectivity to the Internet, and such failures could be material breaches of airline contracts resulting in termination rights, penalties or airline claims for damages.

Our operations and services depend upon the extent to which our equipment and the equipment of our third-party network providers is protected against damage or interruption from fire, floods, earthquakes, tornados, power loss, solar flares, telecommunication failures, break-ins, acts of war or terrorism and similar events. The capacity, reliability and security of our network infrastructure are important to the operation of our business, which may suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities. Our networks and those of our third-party service providers may be vulnerable to these attacks and unauthorized access. In addition, the satellites upon which we rely for current services and will rely for future services are and will be subject to significant operational risks while in orbit. These risks include malfunctions, which have occurred and may occur in the future as a result of various factors, such as satellite design and manufacturing defects, problems with the power or control systems of the satellites and general failures resulting from operating satellites in the harsh environment of space. Certain satellites on which we rely or will rely have limited or no operating history. Our satellite network currently includes high throughput satellites, which were first launched in 2017, and will include low earth orbit satellites, the first of which is expected to launch in 2020. Damage to our or third parties’ networks could cause interruptions in the services that we provide. Such interruptions in our services could have a material adverse effect on service revenue, our reputation and our ability to attract or retain customers.

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and materially adversely affect our business and results of operations.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. We have faced and may face claims that we or a supplier or customer have violated patent, trademark or other intellectual property rights of third parties.

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

Any infringement, misappropriation or related claims, whether or not meritorious and whether or not they result in litigation, are time-consuming, divert technical and management personnel and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our merchandizing or marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Pursuant to our contracts with our airline partners and certain BA customers, we have agreed to indemnify our airline partners and such customers against such claims, and our indemnification obligations generally include defending or paying for the defense of the action and paying any judgments or other costs assessed against the aviation partner in the event of an adverse outcome. In most cases, our contracts do not cap our indemnification obligations. In addition, certain of our suppliers do not indemnify us for third party infringement or misappropriation claims arising from our use of supplier technology, and we may be liable in the event of such claims. Our inability to meet our indemnification obligations and our airline partners terminating or failing to renew their contracts may have a material adverse effect on our business and financial condition.

We or our technology suppliers may be unable to continue to innovate and provide products and services that are useful to consumers, airlines and other aircraft operators.

The market for our services is characterized by evolving technology, changes in aviation partner and passenger needs and frequent new service and product introductions. Our success will depend, in part, on our and our suppliers’ ability to continue to enhance existing technology and services or develop new technology and services for both passenger and aircraft operational use on a timely and cost-effective basis. If we or our suppliers fail to adapt quickly enough to changing technology, aviation partner and passenger requirements and/or regulatory requirements, our business and results of operations may be materially adversely affected. We expect to have to invest significant capital to keep pace with innovation and changing technology, and if the amount of such investment exceeds our plans, it may have a material adverse effect on our results of operations.

Furthermore, the proliferation of new mobile devices and new operating platforms poses challenges for our research and development efforts. If we are unable to create, or obtain rights to, cost effective solutions for a particular device or operating platform, we will be unable to effectively attract users of these devices or operating platforms and our business may be materially adversely affected.

We may not be able to protect our intellectual property rights.

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies, domain names and similar intellectual property as important to our success. We rely on trademark, copyright and patent law, trade secret protection, and confidentiality agreements with our employees, vendors, airline partners, customers and others to protect our proprietary rights. We have sought and obtained patent protection for certain of our technologies in the United States and certain other countries. Many of the trademarks that we use (including marks we have applied to register) contain words or terms having a somewhat common usage, such as “Gogo” and “Gogo Vision” and, as a result, we may have difficulty registering them in certain jurisdictions. We do not own, for example, the domain www.gogo.com and we have not yet obtained registrations for our most important marks in all markets in which we do business or may do business in the future, including China and India. If other companies have registered or have been using in commerce similar trademarks for services similar to ours in foreign jurisdictions, we may have difficulty in registering, or enforcing an exclusive right to use, our marks in those foreign jurisdictions.

There can be no assurance that the efforts we have taken to protect our proprietary rights will be effective, that any patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not obtain intellectual property rights to similar or superior technologies, products or services, or that our intellectual property will not be challenged, invalidated, misappropriated or infringed by others. Furthermore, the intellectual property laws and enforcement practices of other countries in which our service is or may in the future be offered may not protect our intellectual property rights to the same extent as the laws of the United States. If we are unable to protect our intellectual property from unauthorized use, our ability to exploit our proprietary technology or our brand image may be harmed, which may materially adversely affect our business and results of operations.

Our use of open source software could limit our ability to commercialize our technology.

Open source software is software made widely and freely available to the public in human-readable source code form, usually with liberal rights to modify and improve such software. Some open source licenses require as a condition of use that proprietary software that is combined with licensed open source software and distributed must be released to the public in source code form and under the terms of the open source license. Accordingly, depending on the manner in which such licenses were interpreted and applied, we could face restrictions on our ability to commercialize certain of our products and we could be required to: (i) release the source code of certain of our proprietary software to the public, including competitors, if the open source software was linked to in a manner that would require such release of our proprietary software source code; (ii) seek licenses from third parties for replacement software; and/or (iii) re-engineer our software in order to continue offering our products. Such consequences may materially adversely affect our business.

The failure of our equipment or material defects or errors in our software may damage our reputation, result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages, and impair our ability to sell our service.

Our products contain complex systems, components and software that could contain errors or defects, particularly when we incorporate new technology or when new software is first introduced or new versions or enhancements are released. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. In addition, such events could result in significant expenses and diversion of development and other resources, a reduction in sales or delay in market acceptance of our products and services, loss of existing customers, terminations of, failures to renew, penalties or damage claims under aviation partner contracts, harm to our reputation and brand image and increased insurance costs. If our inflight system has a malfunction resulting from an error or defect or a problem with installation or maintenance and such malfunction causes physical damage to an aircraft or impairs its on-board electronics or avionics, significant property loss and serious personal injury or death could result. Any such failure could expose us to substantial personal injury claims, product liability claims or costly repair obligations. The aircraft operated by our aviation partners may be very costly to repair and the damages in any product liability claims could be material. We carry aircraft and non-aircraft product liability insurance consistent with industry norms; however, such insurance coverage may not be sufficient to fully cover claims. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. Further, we indemnify most of our airline partners for losses due to third-party claims and in certain cases the causes of such losses may include failure of our products. Should we be required by the FAA or otherwise to cease providing the Gogo service, even on a temporary basis, as a result of a product malfunction or defect, our business, financial condition and results of operations may also be materially adversely affected.

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

The commercial and private aviation industries, including civil aviation manufacturing and repair industries, are highly regulated in the United States by the FAA. FAA certification is required for all equipment we install on commercial aircraft and type certificated business aircraft, and certain of our operating activities require that we obtain FAA certification as a parts manufacturer. As discussed in more detail in the section entitled “Business—Licenses and Regulation—Federal Aviation Administration,” FAA approvals required to operate our business include STCs and Parts Manufacturing Authority (PMA). Obtaining STCs and PMAs is an expensive and time-consuming process that requires significant focus and resources. Prior to installation of our equipment, any inability to obtain, delay in obtaining, or change in, needed FAA certifications, authorizations, or approvals, could have an adverse effect on our ability to meet our installation commitments, manufacture and sell parts for installation on aircraft, or expand our business. Following installation of our equipment, if we were to discover that our equipment or components of our equipment were not in compliance with specifications on which the STC authorizing installation was based, or if the FAA’s requirements changed, our non-compliance could result in our incurring material costs to inspect and in some circumstances modify or replace such equipment, and could in rare circumstances result in our system being turned off or installed aircraft being grounded. Our failure to comply with FAA regulations could have a material adverse effect on our business and operating results. The FAA closely regulates many of our operations. If we fail to comply with the FAA’s many regulations and standards that apply to our activities, we could lose the FAA certifications, authorizations, or other approvals on which our manufacturing, installation, maintenance, preventive maintenance, and alteration capabilities are based. In addition, from time to time, the FAA or comparable foreign agencies adopt new regulations or amend existing regulations. The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, our compliance costs would likely increase.

We are required to contribute a percentage of all revenue generated from interstate or international telecommunications services or interconnected VoIP services, which we offer in the BA segment to the federal Universal Service Fund, which subsidizes telecommunications services in areas that are expensive to serve. Broadband Internet access services are currently exempt from these USF contribution requirements.

As a broadband Internet provider, we must comply with CALEA, which requires communications carriers to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. Currently, our CALEA solution is fully deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays in complying or failure to comply with, CALEA, or similar obligations. Such enforcement actions could subject us to fines, cease and desist orders, or other penalties, all of which may materially adversely affect our business and financial condition. Further, to the extent the FCC adopts additional capability requirements applicable to broadband Internet providers, its decision may increase the costs we incur to comply with such regulations.

We are also subject to regulation by foreign laws and regulatory bodies in jurisdictions in which our international airline partners are registered, as well as foreign government agencies that choose to assert jurisdiction over us as a result of the service we provide on aircraft that fly international routes, including Innovation, Science and Economic Development Canada (formerly Industry Canada), which issued our exclusive Canadian ATG subordinate spectrum license and regulates our use of the spectrum licensed to us. Many of such jurisdictions impose assistance to law enforcement obligations similar to CALEA.

Adverse decisions or regulations of these U.S. and foreign regulatory bodies may have a material adverse effect on our business and results of operations and could delay the deployment of our services and have other adverse consequences for us. Our ability to obtain certain regulatory approvals to offer the Gogo service internationally may also be the responsibility of our aviation partners or third parties, and therefore may be out of our control. We are unable to predict the impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

If government regulation of the Internet, including e-commerce or online video distribution changes, we may need to change the way we conduct our business to a manner that incurs greater operating expenses, which may have a material adverse effect on our results of operations.

The current legal environment for Internet communications, products and services is uncertain and subject to statutory, regulatory or interpretive change. We cannot be certain that we, our vendors and media partners or our aviation customers are currently in compliance with applicable regulatory or other legal requirements in the countries in which our service is used. Regulators may disagree with our interpretations of laws or regulations or the applicability of laws or regulations to our business, and existing laws, regulations and interpretations may change in unexpected ways. Our failure, or the failure of our vendors and media partners, customers and others with whom we transact business to comply with existing or future legal or regulatory requirements may materially adversely affect our business, financial condition and results of operations.

For example, since June 12, 2015, our mobile wireless broadband Internet access services have been classified as Title II telecommunications services subject to FCC common carrier regulation and broad net neutrality rules pursuant to the Open Internet Order, which prohibits broadband providers from blocking access to lawful content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind; or prioritizing the content and services of their affiliates. Other than for paid prioritization, the rules contain an exception for “reasonable network management.” The Open Internet Order recognizes that whether a network management practice is reasonable varies according to the broadband technology involved, and we believe it provides more flexibility to implement network management practices in the context of Gogo’s capacity-constrained air-to-ground and satellite broadband networks. The Open Internet Order also imposes disclosure requirements on broadband providers, including more granular network performance reporting requirements. The FCC exempted smaller providers, such as Gogo, from its enhanced disclosure requirements until March 2022.

However, on January 4, 2018, the FCC released the Restoring Internet Freedom Order, which will repeal most of the Open Internet Order, reclassify broadband Internet access service as a lightly regulated, non-common carrier “information service,” and remove virtually all of the compliance obligations that the Open Internet Order imposes on our mobile wireless broadband Internet access services. The Restoring Internet Freedom Order has not gone into effect as of this date, and it is expected to be subject to additional judicial and executive branch review. Under the Restoring Internet Freedom Order, Gogo may be subject to certain transparency obligations that require disclosure of network management practices, performance, and commercial terms. Gogo continues to evaluate its obligations under the new rules.

Other jurisdictions may adopt similar or different regulations that could affect our ability to use “network management” techniques.

Risks Related to Our Business and Industry

If our efforts to retain and attract passenger users are not successful, our revenue will be adversely affected.

For the years ended December 31, 2017, 2016, and 2015, the Gogo service we provide to passengers on commercial aircraft generated approximately 63%, 64% and 63% of our consolidated revenue, respectively. We must continue to retain existing users and attract new users. If we are unable to do so, our business, financial condition and results of operations may be materially adversely affected.

Unreliable service levels, lack of sufficient capacity, the scope and nature of our service offerings, uncompetitive pricing, difficulty or delay in accessing our portal, lack of availability and cybersecurity and privacy risks are some of the factors that may adversely impact our ability to retain existing users and attract new and repeat users. If passengers are able to satisfy their inflight entertainment needs through activities other than broadband Internet access, at no or lower cost, they may not perceive value in our products and services. If our efforts to satisfy and retain our existing users are not successful, we may not be able to continue to attract new users through word-of-mouth referrals. Any of these factors could slow the growth of our service revenue, which may have a material adverse effect on our business, financial condition and results of operations. In addition, our contracts with airline partners from which we derive a majority of our CA business revenue allow for termination rights if the percentage of passengers using connectivity aboard their flights falls below certain thresholds.

The demand for inflight broadband Internet access service may decrease or develop more slowly than we expect. We cannot predict with certainty the development of the U.S. or international inflight broadband internet access market or the market acceptance for our products and services.

Our future success depends upon growing demand for inflight broadband Internet access services, which is inherently uncertain. We have invested significant resources in the deployment of new systems and service offerings, which represent a substantial part of our growth strategy. We face the risk that the U.S. and international demand for inflight broadband Internet access services may decrease or develop more slowly or differently than we currently expect, or that our services, including our new offerings, may not achieve widespread market acceptance. We may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number aviation partners.

Our business depends on the continued proliferation of Wi-Fi as a standard feature in mobile devices. The growth in demand for inflight broadband Internet access services also depends in part on the continued and increased use of laptops, smartphones, tablet computers, and other Wi-Fi enabled devices and the rate of evolution of data-intensive applications on the mobile Internet. If Wi-Fi ceases to be a standard feature in mobile devices, if the rate of integration of Wi-Fi on mobile devices decreases or is slower than expected, or if the use of Wi-Fi enabled devices or development of related applications decreases or grows more slowly than anticipated, the market for our services may be substantially diminished.

We have incurred operating losses in every quarter since we launched the Gogo service and may continue to incur quarterly operating losses, which could negatively affect our stock price.

We have incurred operating losses in every quarter since we launched our CA service in August 2008, and we may not be able to generate sufficient revenue in the future to generate operating income. We also expect our costs to increase in future periods, which may have a material adverse effect on our financial condition and results of operations. We expect to continue to expend substantial financial and other resources on the continued roll-out of our technology roadmap and international expansion. The amount and timing of these costs are subject to numerous variables and such initiatives may require funding beyond the funding we currently expect and/or the funding we can secure. See the disclosure elsewhere in this Risk Factors section under the heading “— We may need additional financing to execute our business plan or new initiatives, which we may not be able to secure on acceptable terms, or at all.” Such variables include, for our technology roadmap, the availability of and costs associated with development and deployment of ATG-NG, the timely and successful installation of our equipment, and the timing of the deployment of other technologies in the future, as well as costs incurred to develop and implement changes to ground and airborne software and hardware, costs associated with subsidizing our airline partners’ equipment purchases, including upgrades to ATG-4, 2Ku or other contractually obligated upgrades to our connectivity services and, with respect to satellite technologies, the cost of obtaining satellite capacity. With respect to our international expansion, additional variables may include costs incurred to modify our portal for international deployment, costs related to sales and marketing activities and administrative support functions, additional legal and regulatory expenses associated with operating in the international commercial aviation market, costs incurred to set up branch offices, subsidiaries or other entities required to do business in certain countries, costs incurred to set up physical foreign offices and employment related costs for individuals located in those countries. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages. It is costly to establish, develop, and maintain international operations and promote our brand internationally. These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business, it may have a material adverse effect on our financial condition and results of operations.

We may need additional financing to execute our business plan or new initiatives, which we may not be able to secure on acceptable terms, or at all.

As of December 31, 2017, our total cash, cash equivalents and short-term investments totaled $409.1 million. However, we may require additional financing at some point in the future to fully execute our business plan, including our technology roadmap, international or domestic expansion plans or other changes. Our success may depend on our ability to raise such additional financing on reasonable terms and on a timely basis. The amount and timing of our capital needs will depend in part on the resources required to complete our development of ATG-NG, the extent of deployment of 2Ku and ATG-NG service, the rate of customer penetration, the adoption of our service by airline partners and other factors set forth above that may adversely affect our business. In addition, we may actively consider from time to time other significant technological, strategic and operational initiatives. In order to execute on any of these initiatives, we may require additional financing. Conditions in the economy and the financial markets may make it more difficult for us to obtain necessary additional capital or financing on acceptable terms, or at all. In addition, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes is also limited by the indenture governing the Senior Secured Notes, as amended. As of December 31, 2017, Gogo Intermediate Holdings LLC and its subsidiaries would have been able to incur approximately $7.9 million of additional indebtedness. See “—Risks Related to our Indebtedness—We may have future capital needs and may not be able to obtain additional financing to fund our capital needs on acceptable terms, or at all.” If we cannot secure sufficient additional financing, we may be forced to forego strategic opportunities or delay, scale back or eliminate additional service deployment, operations and investments or employ unplanned internal cost savings measures.

Increased costs and other demands associated with our growth could impact our ability to achieve profitability and could strain our personnel, technology and infrastructure resources.

We expect our costs to increase in future periods, which may have a material adverse effect on our future operating results. We continue to experience growth in our headcount and operations, which has placed significant demands on our management, administrative, technological, operational and financial infrastructure. Such growth, as well as anticipated future growth, including growth related to the broadening of our service offerings, the wide deployment of 2Ku, the development and implementation of ATG-NG and other components of the technology roadmap, and continued investment in CA-ROW, have required and will require the outlay of significant operating and capital expenditures and will continue to place strains on our personnel, technology and infrastructure. The pace of our 2Ku installation schedule has placed significant strain on our organization and we have encountered supply chain issues that include delays in delivering and installing our equipment and failure of such equipment to meet specifications upon delivery. These issues have been exacerbated due to issues encountered in our recent implementation of a new enterprise resource planning system. Our success will depend in part upon our ability to contain these costs and other costs associated with growth opportunities. To successfully manage the expected growth of our operations on a timely and cost-effective basis we will need to continue to improve our operational, financial, technological and management processes and controls and our reporting systems and procedures. In addition, as we continue to grow, we must effectively integrate new employees and develop and motivate all employees, and we must maintain the beneficial aspects of our corporate culture. If we fail to successfully manage our growth, our business, financial condition and results of operations may be materially adversely affected.

U.S. federal tax reform could materially adversely affect the Company’s business and financial condition.

On December 22, 2017, Congress enacted H.R. 1, originally known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”). U.S. Tax Reform includes a number of provisions, including the lowering of the U. S. corporate income tax rate from 35% to 21%, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction, such as a limitation on the deductibility of U.S. interest expense. U.S. Tax Reform also includes international provisions, which generally establish a territorial-style system for taxing foreign source income of domestic multinational corporations. The Company’s financial statement impacts include adjustments for the remeasurement of deferred tax assets and liabilities. While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The intended and unintended consequences of U.S. Tax Reform on our business are uncertain and could be adverse. We will continue to assess the effect of U.S. Tax Reform on our business as it relates to the disallowance of interest expense deductions, taxes on low taxed intangible foreign income as well as deductions for foreign derived intangible income and deductions for executive compensation.

Adverse economic conditions may have a material adverse effect on our business.

Macro-economic challenges are capable of creating volatile and unpredictable environments for doing business. We cannot predict the nature, extent, timing or likelihood of any economic slowdown or the strength or sustainability of any economic recovery, worldwide, in the United States or in the airline industry. For many travelers, air travel and spending on inflight Internet access are discretionary purchases that they can eliminate in difficult economic times. Additionally, a weaker business environment could lead to a decrease in overall business travel, which has historically been an important contributor to our service revenue, or cause BA owners and operators of business aircraft to cut costs by reducing their purchases or use of private aircraft. Should an economic slowdown occur in the U.S. or globally, our business and results of operations may be materially adversely affected.

Our operating results may fluctuate unpredictably and may cause us to fail to meet the expectations of investors, adversely affecting our stock price.

We operate in a dynamic industry and our future quarterly operating results may fluctuate significantly. Our revenue and operating results may vary from quarter to quarter due to many factors, many of which are not within our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Further, it is difficult to accurately forecast our revenue, margin and operating results, and if we fail to match our expected results or the results expected by financial analysts or investors, the trading price of our common stock may be adversely affected.

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

In the ordinary course of our business, we or our third-party providers collect, process and store sensitive data, including personal information of aircraft passengers and our employees and credit card information. The secure processing, maintenance and transmission of this information (and other sensitive data such as our proprietary business information and that of our customers and suppliers) is critical to our operations and business strategy. We depend on the security of our networks and, in part, on the security of the network infrastructures of our third-party providers of telecommunications, cloud computing, customer support and payment processing services, and other vendors. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or compromised due to employee error, malfeasance, hardware or software defects or other disruptions. Further, our in-cabin network operates as an open, unsecured Wi-Fi hotspot, and non-encrypted transmissions users send over this network may be vulnerable to access by other users on the same plane. Unauthorized use of our, or our third-party service providers’, networks, computer systems and services could potentially jeopardize the security of confidential information, including personal information and credit card information of passengers using our service. Data security threats are constantly evolving and may be difficult to anticipate or to detect for long periods of time. There can be no assurance that any security measures we, or third parties, take will be effective in preventing these activities, given the constantly changing nature of the threats. Any such security incidents, unauthorized access or disclosure, or other loss of information could result in legal claims or proceedings and liability under our contracts with airline partners, which generally require us to indemnify the airline for passenger and other third-party claims arising from data security breaches. In addition, such incidents may disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, all of which may have a material adverse effect on our business prospects, financial condition and results of operations.

Failure to protect confidential user data or to provide users with adequate notice of our privacy policies could also subject us to investigations and regulatory penalties imposed by United States federal and state regulatory agencies, non-U.S. regulatory agencies or courts. For example, the Federal Trade Commission (“FTC”) could assert jurisdiction to impose penalties if it found our privacy policies or security measures to be inadequate under existing federal law. We could also be subject to certain state laws that impose data breach notification requirements, specific data security obligations, or other consumer privacy-related requirements. Our failure to comply with any of these rules or regulations may have a material adverse effect on our business, financial condition and results of operations.

We also must comply with certain Communications Act privacy and data security requirements for our voice and broadband Internet access services, and FCC privacy and data security rules for our voice services, including certain provisions applicable to customer proprietary network information. Our failure to comply with these requirements may have a material adverse effect on our business, financial condition and results of operations. After the FCC’s Restoring Internet Freedom Order goes into effect, our broadband Internet access service will no longer be subject to the privacy and data security requirements of the Communications Act. However, under the Restoring Internet Freedom Order, Gogo may still be subject to certain transparency obligations for its broadband Internet access service that require disclosure of its privacy practices. Gogo continues to evaluate its obligations under the new rules.

Other countries in which we may operate or from which our services may be offered, including those in the European Union, also have certain privacy and data security requirements that may apply to our business, either now or in the future. These countries’ laws may in some cases be more stringent than the requirements in the United States. For example, European Union member countries have specific requirements relating to cross-border transfers of personal information to certain jurisdictions, including to the United States. In addition, some countries have stricter consumer notice and/or consent requirements relating to personal information collection, use or sharing. Moreover, international privacy and data security regulations may become more complex. On April 27, 2016, the European Union adopted the GDPR, scheduled to take effect on May 25, 2018, which has resulted in even more restrictive privacy-related requirements. Our compliance with GDPR will require substantial preparation and expenditures, and there can be no assurance that we will be in compliant by the effective date. Our failure to comply with GDPR and other countries’ privacy or data security-related laws, rules or regulations could result in material penalties imposed by regulators or cause us to be in material breach under our airline agreements, which may have a material adverse effect on our business, financial condition and results of operations.

In addition, substantially all connectivity customers use credit cards to purchase our products and services. Problems with our or our vendors’ billing software could adversely affect our customer satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment services. If our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition and results of operations could be adversely affected. In addition, we are required by the Payment Card Industry Security Standards Council, founded by major credit card companies, to comply with their data security standards to protect payment card information. New and revised standards may be imposed that may be difficult for us to meet and could increase our costs.

We depend upon third parties, many of which are single-source providers, to manufacture equipment components, provide services for our network and install and maintain our equipment.

We rely on third-party suppliers for equipment components and services that we use to provide our ATG and satellite services. Many suppliers of critical components of our equipment are single-source providers. Components for which we rely on single-source suppliers include, among others, the antennas and modems for all systems, the radomes for our satellite systems and the equipment used at our ATG and ATG-NG cell site base stations. If we are required for any reason (including expiration of the contract, termination by one party for material breach or other termination events) to find one or more alternative suppliers, we estimate that the replacement process could take up to two years depending upon the component, and we may not be able to contract with such alternative suppliers on a timely basis, on commercially reasonable terms, or at all. Finding and contracting with suppliers of some components may be delayed or made more difficult by current suppliers’ ownership of key intellectual property that requires alternative suppliers to either obtain rights to such intellectual property or develop new designs that do not infringe on such intellectual property. In addition, many of our components, such as the equipment used in our base stations, are highly integrated with other system components, which may further lengthen the time required for an alternative supplier to deliver a component that meets our system requirements. The single-source provider from which we historically purchased modems for our ATG and ATG-4 systems recently determined to stop manufacturing such modems. We intend to transition to a new mobile network technology but need a supply of modems compatible with the existing technology until the transition occurs. We have contracted with a supplier of certain other critical components of our system to provide such modems and such supplier has licensed the requisite intellectual property from the previous supplier. Due to the necessity of certain design changes and other factors, there can be no assurance that modems supplied by the new provider will be delivered adequate to meet our needs. We also rely on a third party to provide the links between our data centers and our ground network. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services in sufficient quantities or on a timely basis consistent with our schedule, our business, financial condition and results of operations may be materially adversely affected.

In our CA business, installation and maintenance of our airborne ATG and satellite equipment is performed by employees of third-party service providers with whom we contract, and in some cases, our airline partners can elect to have their own employees or a third-party service provider of their choice install our equipment. In our BA segment, installation of our equipment is performed by the OEMs or dealers who purchase our equipment. Having third parties or our customers install or maintain our equipment reduces our control over the processes, including timeliness and quality. If there is an equipment failure, including due to problems with the installation or maintenance processes, our reputation and our relationships with our customers could be harmed. The passenger jets operated by our airline partners are very costly to repair and therefore damages for claims related to faulty installation or maintenance could be material. Additionally, we may be forced to pay significant remediation costs and/or penalties to airlines to cover equipment failure due to installation or maintenance problems and we may not be able to be indemnified for these costs.

The supply of third party components and services could be interrupted or halted by a termination of our relationships, a failure of quality control or other operational problems at such suppliers or a significant decline in their financial condition. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services on a timely basis consistent with our schedule, our business, financial condition and results of operations may be materially adversely affected.

Our agreements with our equipment and service providers may contain terms, such as those related to termination, pricing and service levels and related penalties, that are not consistent with our obligations under our agreements with customers that rely on such equipment for connectivity. Such misalignment could cause us to be in breach of such customer agreements, and we may be unable to seek indemnification for such losses from our providers. Further, if our suppliers were to increase their prices and we could not pass these increased costs on to our customers, it would increase our cost of service revenue, which may have a material adverse effect on our business and results of operations.

We may fail to recruit, train and retain the highly skilled employees that are necessary to remain competitive and execute our growth strategy. The loss of one or more of our key personnel could harm our business.

Competition for key technical personnel in high-technology industries such as ours is intense. We believe that our future success depends in large part on our continued ability to hire, train, retain and leverage the skills of qualified engineers and other highly skilled personnel needed to maintain and grow our ATG and satellite networks and related technology and develop and successfully deploy our technology roadmap and new wireless telecommunications products and technology. We may not be as successful as our competitors at recruiting, training, retaining and utilizing these highly skilled personnel. In particular, we may have more difficulty attracting or retaining highly skilled personnel during periods of poor operating performance. Any failure to recruit, train and retain highly skilled employees may have a material adverse effect on our business and results of operations.

We depend on the continued service and performance of our key personnel, including Michael Small, our President and Chief Executive Officer. Such individuals have acquired specialized knowledge and skills with respect to Gogo and its operations. As a result, if any of our key personnel were to leave Gogo, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. We do not maintain key man insurance on any of our officers or key employees. In addition, much of our key technology and systems is custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, could disrupt our operations and may have a material adverse effect on our business.

Businesses or technologies we acquire could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have a material adverse effect on our results of operations.

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

The provision of equipment to our airline partners results in significant accounts receivable. In 2017, a significant majority of the service revenue in CA was generated from passenger credit card transactions resulting in credit card accounts receivable, which are typically settled within one to three business days following the charge. Going forward, we expect an increasing portion of our CA services revenue to be billed directly to airline partners operating under the airline-directed model and to third-party distributors of our service. Service and equipment revenues in our BA segment are directly billed to customers. We may not be able to collect our receivables on a timely basis. Difficulties in enforcing contracts and collecting accounts receivable, as well as longer payment cycles, could lead to material fluctuations in our cash flows, which may have a material adverse effect on our business, financial condition and results of operations.

Expenses or liabilities resulting from litigation could adversely affect our results of operations and financial condition.

From time to time, we may be subject to claims or litigation in the ordinary course of our business, including for example, claims related to employment matters and class action lawsuits. Our operations are characterized by the use of new technologies and services across multiple jurisdictions that implicate various statutes and a range of rules and regulations that may be subject to broad or creative interpretation. This may result in litigation, including class action lawsuits, the outcome of which may be difficult to assess or quantify due to the potential ambiguity inherent in these regulatory schemes and/or the nascence of our technologies and services. Plaintiffs may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, or require us to pay significant monetary damages, which may have a material adverse effect on our results of operations. In addition, costly and time-consuming litigation could be necessary to enforce our existing contracts and, even if successful, may have a material adverse effect on our business. In addition, litigation by or against any airline partner, customer or supplier could have the effect of negatively impacting our reputation and goodwill with existing and potential airline partners, customers and suppliers.

Our implementation of a new revenue recognition standard in 2018 (ASC 606) has required substantial preparation, and our failure to properly implement this standard in a timely manner could result in inaccurate revenue recognition and disclosure and cause us to fail to meet our financial reporting obligations.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance under ASC 606, which is effective for our interim and annual fiscal periods beginning after December 31, 2017. Under this new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is being recognized. Implementation of ASC 606 has required and will continue to require additional investments, and may require incremental resources and system configurations that could increase our operating costs in future periods. If we are not able to properly implement ASC 606 in a timely manner, the revenue that we recognize and the related disclosures that we provide under ASC 606 may not be accurately reported.

Risks Related to Our Indebtedness

We and our subsidiaries have substantial debt and may incur substantial additional debt in the future, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and reduce the value of your investment.

As of December 31, 2017, we had total consolidated indebtedness of approximately $1.1 billion, including $690.0 million outstanding of our 12.500% senior secured notes due 2022 (the “Senior Secured Notes”) and $361.9 million outstanding of our 3.75% convertible senior notes due 2020 (the “Convertible Notes”). Subject to certain limitations set forth in the indenture governing the Senior Secured Notes, as amended, we and our subsidiaries may incur additional debt in the future, which could increase the risks described below and lead to other risks. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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

We have from time to time evaluated, and we continue to evaluate, our potential capital needs in light of increasing demand for our services, limitations on bandwidth capacity and generally evolving technology in our industry. We may utilize one or more types of capital raising in order to fund any initiative in this regard, including the issuance of new equity securities and new debt securities, including debt securities convertible into our common stock. Since our IPO, we have obtained debt financing through our entry into our previous credit facility, issuance of Convertible Notes and issuance of Senior Secured Notes. The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms or at all or our operating cash flow may be insufficient to satisfy our financial obligations under the indenture governing the Senior Secured Notes, the indenture governing the Convertible Notes and other indebtedness outstanding from time to time.

Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes is limited by the indenture governing the Senior Secured Notes. As of December 31, 2017, the remaining permitted indebtedness for Gogo Intermediate Holdings LLC (a wholly owned subsidiary of Gogo Inc.) and its subsidiaries was approximately $8 million. In the future, if our subsidiaries are in compliance with certain incurrence ratios set forth in the indenture governing the Senior Secured Notes, our subsidiaries may be able to incur additional indebtedness, which may increase the risks created by our current substantial indebtedness. The indenture governing the Senior Secured Notes does not prohibit Gogo Inc. from incurring additional indebtedness under any circumstances. However, the indenture governing the Senior Secured Notes limits the amount of cash that our subsidiaries may dividend, transfer or otherwise distribute to us, including cash distributed to us to pay interest on the Convertible Notes or to pay interest on indebtedness incurred, or dividends on preferred stock issued by us with maturities later than July 1, 2022, or issued by us to refinance, replace, renew or refund the Convertible Notes.

The terms of any additional financing may further limit our financial and operating flexibility. Our ability to satisfy our financial obligations will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. Furthermore, if financing is not available when needed, or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which may have a material adverse effect on our business, financial condition and results of operations. Even if we are able to obtain additional financing, we may be required to use the proceeds from any such financing to repay a portion of our outstanding debt.

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

Our failure to purchase Convertible Notes required by the indenture governing the Convertible Notes or to pay cash payable upon future conversions of the Convertible Notes as required by the indenture governing the Convertible Notes would constitute a default under the indenture governing the Convertible Notes. A default under the indenture governing the Convertible Notes or the fundamental change itself could also lead to a default under the agreements and instruments governing our other indebtedness and the acceleration of amounts outstanding thereunder, including the indenture governing the Senior Secured Notes. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Convertible Notes or make cash payments upon conversions thereof. A default under the indenture governing the Convertible Notes may have a material adverse effect on our financial condition and results of operations and could cause us to become bankrupt or otherwise insolvent.

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

Risks Relating to Our Common Stock

The price of our common stock may be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our IPO, which occurred on June 21, 2013 and in which shares of common stock were sold at a price of $17.00 per share. From the IPO date through February 9, 2018, the price of our common stock has ranged from a closing low of $7.86 per share to a closing high of $34.34 per share. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate widely in response to various factors, many of which are beyond our control. They include:

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

In addition, the stock markets have experienced extreme price and volume fluctuations in recent years that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many such companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which may have a material adverse effect on our business, financial condition and results of operations.

Adjustments by holders of the Convertible Notes of their hedging positions in our common stock and the forward stock purchase transactions may have a negative effect on the market price of our common stock.

Any buying or selling of shares of our common stock by holders of the Convertible Notes to establish or adjust hedged positions with respect to our common stock may affect the market price of our common stock. In addition, the existence of the Convertible Notes may also encourage short selling by market participants because any conversions of the Convertible Notes could depress our common stock price. The price of our common stock could be affected by possible sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation, and by hedging or arbitrage trading activity which we expect to occur involving our common stock.

In addition, in connection with the issuance of the Convertible Notes, we entered into privately negotiated prepaid forward stock purchase transactions (the “Forward Transactions”) with certain financial institutions (the “Forward Counterparties”). The Forward Transactions are generally expected to facilitate privately negotiated derivative transactions, including swaps, between the Forward Counterparties and investors in the Convertible Notes relating to shares of our common stock by which investors in the Convertible Notes will establish short positions relating to shares of our common stock and otherwise hedge their investments in the Convertible Notes. The maturity date of such Forward Transactions is on or around March 1, 2020, the maturity date for the Convertible Notes. Such investors may enter into other transactions in connection with or in addition to such derivative transactions, including the purchase or sale of shares of our common stock. As a result of the existence of the Forward Transactions, such derivative transactions and any related market activity could cause more purchases or sales of shares of our common stock over the term of the Forward Transactions than there otherwise would have been had we not entered into the Forward Transactions. Such purchases or sales, including sales made in connection with any refinancing of our convertible bonds, could potentially increase (or reduce the size of any decrease in) or decrease (or reduce the size of any increase in) the market price of our common stock.

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

We may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangement or otherwise. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options and other equity incentives and the conversion of Convertible Notes. We may reserve additional shares of our common stock for issuance upon the exercise of stock options or other similar forms of equity incentives. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

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

As of December 31, 2017, Oakleigh Thorne and the entities affiliated with Mr. Thorne (“Thorne Entities”) beneficially own approximately 29% of the outstanding shares of our common stock. As a result, the Thorne Entities will be able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

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

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), is expensive and time-consuming, and any delays or difficulties in satisfying these obligations may have a material adverse effect on our future results of operations and our stock price.

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

We are required under Sarbanes-Oxley to document and test the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. In addition, we are required under the Exchange Act, to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to maintain effective controls or implement required new or improved controls, or difficulties encountered in their implementation or the implementation of our financial system upgrade, may materially adversely affect our results of operations or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, Nasdaq, or other regulatory authorities.

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

The Communications Act and FCC regulations impose restrictions on foreign ownership of FCC licensees, as described in the above risk factor, “—Risks Related to Our Technology and Intellectual Property and Regulation—If we fail to comply with the Communications Act and FCC regulations limiting ownership and voting of our capital stock by non-U.S. persons we could lose our FCC license.” Our corporate charter and bylaws include provisions that permit our board of directors to take certain actions in order to comply with FCC regulations regarding foreign ownership, including but not limited to, a right to redeem shares of common stock from non-U.S. citizens at prices at or below fair market value. Non-U.S. citizens should consider carefully the redemption provisions in our certificate of incorporation prior to investing in our common stock.

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

We are subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which requires us to diligence, disclose and report whether or not our products contain certain minerals and metals, known as “conflict minerals.” These requirements could adversely affect the sourcing, availability and pricing of certain of the materials used in the manufacture of components in our products and equipment. In addition, we have and will continue to incur costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Currently, we lease approximately 259,207 square feet for our CA business and corporate headquarters in Chicago, Illinois, under a lease agreement that expires in 2028. We also lease approximately 25,888 square feet for our CA manufacturing facility in Bensenville, Illinois under a lease agreement that expires on August 31, 2019. Additionally, our lease for our BA business in Broomfield, Colorado is for 121,877 square feet and expires in 2029. We believe our facilities will be adequate for the foreseeable future.

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

	High	Low
Year ended December 31, 2017
First quarter	$12.30	$8.56
Second quarter	$13.69	$10.85
Third quarter	$14.76	$11.03
Fourth quarter	$12.26	$8.57
Year ended December 31, 2016
First quarter	$17.79	$7.90
Second quarter	$11.78	$7.80
Third quarter	$13.28	$8.20
Fourth quarter	$11.41	$8.58

Holders of Record

As of February 2, 2018, there were 56 stockholders of record of our common stock, and the closing price of our common stock was $9.20 per share as reported on the NASDAQ. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. In addition, our debt agreements contain restrictions on our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenants” and Note 6, “Long-Term Debt and Other Liabilities” to our consolidated financial statements for the year ended December 31, 2017 included elsewhere in this Annual Report on Form 10-K.

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

The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Nasdaq Composite Index (“NASDAQ Composite”) for the period from June 21, 2013 (the date our common stock commenced trading on the NASDAQ) through December 29, 2017, the last trading day of 2017. The graph assumes that $100 was invested at the market close on June 21, 2013 in our common stock, the S&P 500 and the NASDAQ Composite and assumes reinvestments of dividends, if any. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	Selected Financial Data

The following tables present selected historical financial data as of and for the periods indicated. You should read this information together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in this Annual Report on Form 10-K.

The consolidated statement of operations data and other financial data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data and other financial data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected in any future period.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Service revenue	$617,906	$514,293	$419,975	$322,747	$250,381
Equipment revenue	81,184	82,257	80,913	85,744	77,743

Total revenue	699,090	596,550	500,888	408,491	328,124

Total operating expenses (1)	763,352	623,187	545,730	459,160	372,791

Operating loss (1)	(64,262)	(26,637)	(44,842)	(50,669)	(44,667)

Other (income) expense:
Interest expense	111,944	83,647	58,889	32,738	29,272
Fair value derivative adjustments	—	—	—	—	36,305
Extinguishment of debt	—	15,406	—	—	—
Adjustment of deferred financing costs	—	(792)	2,251	—	—
Interest income and other	(2,214)	(1,707)	393	(52)	(62)

Total other expense	109,730	96,554	61,533	32,686	65,515

Loss before income tax provision	(173,992)	(123,191)	(106,375)	(83,355)	(110,182)
Income tax provision (benefit)	(1,997)	1,314	1,238	1,183	1,107

Net loss	(171,995)	(124,505)	(107,613)	(84,538)	(111,289)
Class A and Class B senior convertible preferred stock return	—	—	—	—	(29,277)
Accretion of preferred stock	—	—	—	—	(5,285)

Net loss attributable to common stock	$(171,995)	$(124,505)	$(107,613)	$(84,538)	$(145,851)

Net loss per share attributable to common stock—basic and diluted (2)	$(2.17)	$(1.58)	$(1.35)	$(0.99)	$(3.05)
Weighted average shares used in computing net loss attributable to common stock—basic and diluted (2)	79,407	78,915	79,701	85,147	47,832

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$196,356	$117,302	$147,342	$131,295	$266,342
Short-term investments	212,792	338,477	219,491	79,941	—

Total cash, cash equivalents and short-term investments	409,148	455,779	366,833	211,236	266,342
Working capital (3)	276,619	353,667	270,429	143,408	212,000
Total assets	1,403,175	1,246,196	1,004,353	756,344	676,031
Indebtedness and long-term capital leases, net of current portion (4)	1,001,993	802,709	545,359	294,439	225,669
Total liabilities	1,594,739	1,286,589	938,158	558,586	405,841
Total stockholders’ equity (deficit)	(191,564)	(40,393)	66,195	197,758	270,190

(1)	Includes depreciation and amortization expense of $145.5 million, $105.6 million, $87.0 million, $64.5 million and $55.5 million, respectively, for each of the years ended December 31, 2017, 2016, 2015, 2014 and 2013.
(2)	On June 20, 2013, we priced our IPO of 11,000,000 shares of our common stock and such shares began trading on the NASDAQ Global Select Market on June 21, 2013. The public offering price of the shares sold in the offering was $17.00 per share. Upon consummation of the IPO, all outstanding shares of convertible preferred stock converted into 66,235,473 shares of common stock. As a result of the conversion of the convertible preferred stock to common stock, the value of the convertible preferred stock was transferred to stockholders’ equity (deficit). Additionally, the calculation of weighted average shares outstanding as of December 31, 2017, 2016 and 2015 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions. See Note 6, “Long-Term Debt and Other Liabilities.”
(3)	We define working capital as total current assets less total current liabilities.
(4)	Includes deferred financing costs of $16.2 million, $16.3 million, $14.6 million, $11.3 million and $13.0 million for each of the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Gogo Inc. (“we”, “us”, “our”) is the leading global provider of inflight broadband connectivity and wireless entertainment to the aviation industry. We operate through the following three segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA.” We refer to CA-NA and CA-ROW collectively as “CA.”

CA and BA sell inflight systems to their aviation partners and we share our networks across all three of our operating segments. Services provided by CA and BA through such inflight systems include: Passenger Connectivity Services, which allow passengers to connect to the Internet from their personal electronic devices; Passenger Entertainment Services, through which passengers can access a large library of on-demand movies and television shows on their personal electronic devices; and Connected Aircraft Services (“CAS”), through which aviation partners can access connectivity-based data oriented applications that currently support, among other things, real-time credit card transaction processing, electronic flight bags and real-time weather information. BA also provides satellite-based voice and data services through its strategic alliances with satellite companies. Services are provided by CA-NA on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. CA-ROW provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) on which our international service is provided. BA provides its services to owners and operators of large, long range business jets operating internationally as well as light jets and turbo props flying in North America.

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	costs associated with the implementation of, and our ability to implement on a timely basis our technology roadmap, upgrades and installation of our ATG-4, 2Ku, next generation ATG (“ATG-NG”) and other new technologies (including failures or delays on the part of antenna and other equipment developers and providers, some of which are single source, or delays in obtaining STCs), the roll-out of our satellite services, the potential licensing of additional spectrum, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	costs associated with, and our ability to execute, our international expansion, including modifications of our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and our ability to obtain and comply with foreign telecommunications, aviation and other licenses and approvals necessary for our international operations;

•	costs associated with managing a rapidly growing company;

•	costs associated with, and our ability to obtain, sufficient capacity for heavily-trafficked areas in the United States and internationally, the costs of which we may have to commit to well in advance;

•	the pace and extent of adoption of our service for use on domestic and international commercial aircraft by our current and new airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners or BA fractional ownership customers;

•	the economic environment and other trends that affect both business and leisure aviation travel;

•	the extent of passengers’ and aviation partners’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide, the quality and reliability of our products and services, changes in technology and competition from current competitors and new market entrants;

•	our ability to enter into and maintain long-term connectivity arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

•	the impact of a change in business models and contract terms on the profitability of our connectivity agreements with airline partners, including as a result of changes in accounting standards;

•	our ability to engage suppliers of equipment components and network services;

•	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in domestic or foreign laws, regulations or policies that affect our business or the business of our customers and suppliers;

•	changes in laws, regulations and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, expand our service offerings and manage our network; and

•	changes in laws, regulations and interpretations affecting aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment.

Our financial statements beginning in 2018 will be impacted by the transition of certain existing airlines from the turnkey model to the airline-directed model (primarily in CA-NA) and by additional airlines coming online under the airline-directed model. Additionally, our financial statements beginning in 2018 will be further impacted by the adoption of the new revenue recognition standard ASC 606 (primarily in CA-NA and CA-ROW). See, “—Key Components of Consolidated Statements of Operations” for further information on how we account for turnkey and airline-directed activity.

The transition to the airline-directed model will result in:

•	Higher equipment revenue and related equipment costs since equipment transactions will be treated as a sale;

•	Lower service revenue, partially offset by reductions in revenue share payments made to the airline, which is reported within cost of service revenue;

•	Higher cost of service revenue due to the elimination of the amortization of deferred airborne lease incentives;

•	Lower depreciation and amortization expense due to the elimination of depreciation expense for the associated equipment; and

•	Lower cash used in investing activities due to decreased capital expenditures and related deferred airborne lease incentives, offset by an increase in operating cash outflows from operating activities due to equipment purchases being treated as inventory purchases.

The adoption of the new revenue recognition standard (ASC 606) will result in:

•	Higher equipment revenue and related equipment costs, as these will be recognized upon installation, as compared to the historical revenue accounting standard (ASC 605), which required us to defer equipment revenues and related costs over the life of the airline agreement;

•	Lower service revenue, as certain costs that were previously expensed, including penalties and certain other payments provided to airline customers, will be accounted for as a reduction of revenue; and

•	Lower engineering, design and development expenses, as certain costs incurred to fulfill our airline agreements, including STCs, will now be deferred and amortized over the life of the airline agreement rather than expensed as incurred.

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

Commercial Aviation North America
	For the Years Ended December 31,
	2017	2016	2015
Aircraft online (at period end)	2,840	2,676	2,387
Total aircraft equivalents (average during the period)	2,835	2,629	2,274
Satellite	256	67
ATG	2,579	2,562
Annualized average monthly service revenue per aircraft equivalent (ARPA) (in thousands)	$140	$137	$136
Satellite (in thousands)	226	—	—
ATG (in thousands)	132	—	—
Gross passenger opportunity (GPO) (in thousands)	420,624	398,075	351,730
Total average revenue per session (ARPS)	$10.33	$12.31	$12.74
Connectivity take rate	8.3%	6.6%	6.2%

Commercial Aviation Rest of World
	For the Years Ended December 31,
	2017	2016	2015
Aircraft online (at period end)	391	267	202
Aircraft equivalents (average during the period)	268	196	130
Annualized ARPA (in thousands)	$214	$159	$127

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented. We assign aircraft to CA-NA or CA-ROW at the time of contract signing as follows: (i) all aircraft operated by North American airlines and under contract for ATG or ATG-4 service are assigned to CA-NA, (ii) all aircraft operated by North American airlines and under a contract for satellite service are assigned to CA-NA or CA-ROW based on whether the routes flown by such aircraft under the contract are anticipated to be predominantly within or outside of North America at the time the contract is signed, and (iii) all aircraft operated by non-North American airlines and under a contract are assigned to CA-ROW.

•	Aircraft equivalents. We define aircraft equivalents for a segment as the number of commercial aircraft online (as defined above) multiplied by the percentage of flights flown by such aircraft within the scope of that segment, rounded to the nearest whole aircraft and expressed as an average of the month end figures for each month in the period. This methodology takes into account the fact that during a particular period certain aircraft may fly routes outside the scope of the segment to which they are assigned for purposes of the calculation of aircraft online.

•

Annualized average monthly service revenue per aircraft equivalent (“ARPA”). We define annualized ARPA as the aggregate service revenue plus monthly service fees, some of which are reported as a reduction to cost of service revenue for that segment for the period, divided by the number of months in the period, and further divided by the number of aircraft equivalents (as defined above) for that segment during the period, which is then annualized and rounded to the nearest thousand. Annualized Satellite ARPA is calculated based on satellite revenue and satellite aircraft equivalents, within that segment. Annualized ATG ARPA is calculated based on ATG revenue and ATG aircraft equivalents.

•	Gross passenger opportunity (“GPO”). We define GPO as the aggregate number of passengers who board commercial aircraft on which Gogo service has been available at any time during the period presented. When actual passenger counts are available directly from our airline partners, we aggregate such counts across flights on Gogo-equipped aircraft. When not available directly from our airline partners, we estimate GPO. Estimated GPO is calculated by first estimating the number of flights occurring on each Gogo-equipped aircraft, then multiplying by the number of seats on that aircraft, and finally multiplying by a seat factor that is determined from historical information provided to us in arrears by our airline partners. The estimated number of flights is derived from real-time flight information provided to our front-end systems by Air Radio Inc. (ARINC), direct airline feeds and supplementary third-party data sources. These aircraft-level estimates are then aggregated with any available airline-provided passenger counts to obtain total GPO.

•	Total average revenue per session (“ARPS”). We define ARPS as revenue from Passenger Connectivity, excluding non-session related revenue, divided by the total number of sessions during the period. A session, or a “use” of Passenger Connectivity, is defined as the use by a unique passenger of Passenger Connectivity on a flight segment. Multiple logins or purchases under the same user name during one flight segment count as only one session.

•	Connectivity take rate. We define connectivity take rate as the number of sessions during the period expressed as a percentage of GPO. Included in our connectivity take-rate calculation are sessions for which we did not receive revenue, including those provided pursuant to free promotional campaigns and, to a lesser extent, as a result of complimentary passes distributed by our customer service representatives for unforeseen technical issues. For the periods listed above, the number of sessions for which we did not receive revenue was not material.

Business Aviation
	For the Years Ended December 31,
	2017	2016	2015
Aircraft online (at period end)
Satellite	5,443	5,500	5,454
ATG	4,678	4,172	3,477
Average monthly service revenue per aircraft online
Satellite	$237	$221	$182
ATG	2,876	2,548	2,302
Units sold
Satellite	412	477	560
ATG	831	737	923
Average equipment revenue per unit sold (in thousands)
Satellite	$43	$43	$41
ATG	57	57	55

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

•

Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units sold. We define units sold as the number of satellite or ATG units for which we recognized revenue during the period. For the year ended December 31, 2017, we recognized revenue on twelve AVANCE (formerly Gogo Biz 4G) units that were previously deferred.

•	Average equipment revenue per satellite unit sold. We define average equipment revenue per satellite unit sold as the aggregate equipment revenue earned from all satellite units sold during the period, divided by the number of satellite units sold.

•	Average equipment revenue per ATG unit sold. We define average equipment revenue per ATG unit sold as the aggregate equipment revenue from all ATG units sold during the period, divided by the number of ATG units sold.

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

Commercial Aviation North America and Rest of World:

Service revenue. Service revenue, which currently represents substantially all of CA-NA’s and CA-ROW’s segment revenue, is derived from Passenger Connectivity, Passenger Entertainment and Connected Aircraft Services (“CAS”) related revenue.

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

Passenger Entertainment offerings include business-to-consumer and business-to-business models. Under the business-to-consumer model, we provide our entertainment service directly to airline passengers. For the business-to-customer model, we determine pricing, charge the passenger directly and remit a share of the revenue to the airline. For the business-to-business model, our airline partner determines the pricing and pays us directly for passenger access to our service and there is no revenue share to the airline in this model. We fully transitioned to a business-to-business model during 2017.

CAS revenue includes among other things real-time credit card transaction processing, electronic flight bags and real-time weather information.

Although we expect to continue to derive a substantial majority of CA-NA and CA-ROW service revenue from Passenger Connectivity, we expect revenue from Passenger Entertainment and CAS to increase in future periods.

Equipment revenue. We currently have two types of commercial airline arrangements: turnkey and airline-directed. Equipment transactions under the airline-directed model, which we have historically used on a limited basis but expect to use more in the future, qualify for sale treatment due to the specific provisions of the agreement. Under the airline-directed model, we refer to the airline as a “customer”. When all the recognition criteria are met for the equipment, the sale is recognized as equipment revenue. When equipment and services are not separable, equipment revenue is deferred and recognized over the service period. Equipment transactions under the turnkey model are accounted for as operating leases of space for our equipment on the aircraft. Under the turnkey model, the equipment is included in property and equipment on our consolidated balance sheets. The upfront payments made by the airlines for such equipment are not included in equipment revenue in our consolidated statements of operations but rather are recorded on the balance sheet as deferred airborne lease incentives. Under the turnkey model, we refer to the airline as a “partner”. See “—Cost of Service Revenue” below for further information regarding the turnkey model.

Business Aviation:

Service revenue. Service revenue for the BA segment is primarily from subscription fees paid by aircraft owners and operators for telecommunication and data services that include inflight broadband Internet access using our ATG network and satellite-based services that we resell. Additionally, the BA segment generates inflight entertainment revenue through Gogo Vision.

Equipment revenue. Equipment revenue for the BA segment is generated by the sale of ATG and satellite-based telecommunication equipment to aircraft OEMs and a network of aftermarket dealers who are certified by the FAA to install avionics on business aircraft, including aircraft used in the fractional jet market. Equipment revenue is also generated by BA’s other technology offerings such as Universal Cabin System, or UCS, and the new Smart Cabin System, or SCS. Both systems orchestrate, manage and deliver connectivity, entertainment and information services while managing multiple networks.

Cost of Service Revenue:

Commercial Aviation North America and Rest of World:

Cost of service revenue for the CA-NA and CA-ROW segments includes network related expenses (satellite network expenses, including costs for transponder capacity and backhaul, as well as data centers, network operations center and network technical support), aircraft operations, component assembly, portal maintenance, revenue share and transactional costs.

Additionally, CA-NA network costs include the costs of operating and maintaining our ATG network, including backhaul, site leases and cell site operations. A significant portion of our ATG network costs are relatively fixed in nature and do not fluctuate directly with revenue. Network costs for the CA-NA segment include licensing expense for the Canadian ATG spectrum.

Revenue share for CA-NA and CA-ROW consists of payments made to our airline partners under our connectivity agreements. Under the turnkey model, our airline partners make an upfront payment for our equipment and take legal title to such equipment. These upfront payments are accounted for as deferred airborne lease incentives and amortized on a straight-line basis as a reduction of cost of service revenue over the term of the agreement. Additionally, monthly service fees we receive from our airline partners are accounted for as a reduction to our cost of service revenue. In addition to the revenue share percentage for Passenger Connectivity revenue, many of our agreements specify revenue share percentages to be earned by our airline partners for revenue derived from Passenger Entertainment and other service revenue. Revenue share percentages for Passenger Entertainment and other service revenues vary by airline partner, but are generally higher than the revenue share percentages paid to our airline partners for Passenger Connectivity.

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

Sales and Marketing Expenses:

Commercial Aviation North America and Rest of World:

Sales and marketing expenses for the CA-NA and CA-ROW segments consist primarily of costs associated with cultivating our relationships with our airline partners and airline partners and attracting additional passengers as our customers. Sales and marketing activities related to the airlines include contracting with new airlines to offer our service on their aircraft, contracting to add additional aircraft operated by our existing airline partners and airline customers to the installed fleet, joint marketing of our service with our airline partners and airline customers, program management related service launches and trade shows. Sales and marketing activities related to passengers include advertising and marketing campaigns and promotions as well as customer service related activities and product management.

Business Aviation:

Sales and marketing expenses for the BA segment consist of costs associated with activities related to customer sales (including sales commissions), advertising and promotions, product management, trade shows and customer service support related activities to end users.

General and Administrative Expenses:

General and administrative expenses include staff and related operating costs of the business support functions, including finance and accounting, legal, human resources, administrative, information technology, facilities and executive groups. We allocate to our CA-ROW and BA segments certain corporate operating expenses incurred by the CA-NA segment that are shared by all segments.

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

Amortization expense includes the amortization of our finite-lived intangible assets on a straight-line basis over their estimated useful lives that range from 3-10 years, depending on the assets being amortized.

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

The new standard related to revenue recognition will impact our consolidated financial statements. See Note 2, “Summary of Significant Accounting Policies,” in our consolidated financial statements for additional information.

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

Stock-Based Compensation Expense:

We account for stock-based compensation expense based on the grant date fair value of the award. We recognize this cost as an expense over the requisite service period, which is generally the vesting period of the respective award. We use the Black-Scholes option-pricing model to determine the estimated fair value of stock options. Critical inputs into the Black-Scholes option-pricing model include: the annualized volatility of our common stock; the expected term of the option in years; the grant date fair value of our common stock; the option exercise price; the risk-free interest rate; and the annual rate of quarterly dividends on the stock, which are estimated as follows:

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

Consolidated Statements of Operations Data

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Service revenue	$617,906	$514,293	$419,975
Equipment revenue	81,184	82,257	80,913

Total revenue	699,090	596,550	500,888

Operating expenses:
Cost of service revenue (exclusive of items shown below)	268,334	226,078	187,803
Cost of equipment revenue (exclusive of items shown below)	58,554	48,650	40,558
Engineering, design and development	133,286	96,713	87,437
Sales and marketing	64,017	61,177	56,143
General and administrative	93,671	84,927	86,753
Depreciation and amortization	145,490	105,642	87,036

Total operating expenses	763,352	623,187	545,730

Operating loss	(64,262)	(26,637)	(44,842)

Other (income) expense:
Interest income	(2,964)	(1,635)	(181)
Interest expense	111,944	83,647	58,889
Extinguishment of debt	—	15,406	—
Adjustment of deferred financing costs	—	(792)	2,251
Other (income) expense	750	(72)	574

Total other expense	109,730	96,554	61,533

Loss before incomes taxes	(173,992)	(123,191)	(106,375)
Income tax provision (benefit)	(1,997)	1,314	1,238

Net loss	$(171,995)	$(124,505)	$(107,613)

Years Ended December 31, 2017 and 2016

Revenue:

Revenue by segment and percent change for the years ended December 31, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2017 over 2016
	2017	2016
Service Revenue:
CA-NA	$393,484	$357,250	10.1%
BA	170,880	132,845	28.6%
CA-ROW	53,542	24,198	121.3%

Total Service Revenue	$617,906	$514,293	20.1%

Equipment Revenue:
CA-NA	$7,129	$14,273	(50.1%)
BA	69,732	66,804	4.4%
CA-ROW	4,323	1,180	266.4%

Total Equipment Revenue	$81,184	$82,257	(1.3%)

Total Revenue:
CA-NA	$400,613	$371,523	7.8%
BA	240,612	199,649	20.5%
CA-ROW	57,865	25,378	128.0%

Total Revenue	$699,090	$596,550	17.2%

Commercial Aviation North America:

CA-NA revenue increased to $400.6 million for the year ended December 31, 2017 as compared with $371.5 million for the prior year, primarily due to an increase in service revenue driven by Passenger Connectivity revenue offset in part by a decrease in equipment revenue. The increase in CA-NA Passenger Connectivity revenue was primarily due to an increase in connectivity take rate and an increase in the number of aircraft equivalents, offset in part by a decrease in ARPS. GPO increased to 420.6 million for year ended December 31, 2017 as compared with 398.1 million for the prior year, driven by an increase in aircraft equivalents. The connectivity take rate increased to 8.3% for the year ended December 31, 2017 as compared with 6.6% for the prior year, reflecting increased passenger adoption including the impact of third party-paid and airline-paid offerings. Passenger Connectivity sessions totaled 35.1 million for the year ended December 31, 2017 as compared with 26.4 million for the prior year. ARPS decreased to $10.33 for the year ended December 31, 2017 as compared with $12.31 for the prior year, due to shifts in product mix, third party-paid and airline-paid offerings. Total annualized ARPA increased slightly to $140 thousand for the year ended December 31, 2017 as compared with $137 thousand for the prior year. Total annualized ARPA is comprised of annualized Satellite ARPA of $226 thousand and annualized ATG ARPA of $132 thousand for the year ended December 31, 2017.

A summary of the components of CA-NA’s service revenue for the years ended December 31, 2017 and 2016 is as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2017 over 2016
	2017	2016
Passenger Connectivity revenue (1)	$368,886	$341,104	8.1%
Passenger Entertainment and CAS	24,598	16,146	52.3%

Total service revenue	$393,484	$357,250	10.1%

(1)	Includes non-session related revenue of $6.7 million and $15.7 million for the years ended December 31, 2017 and 2016, respectively, primarily included within third party-paid revenue.

CA-NA Passenger Connectivity revenue increased to $368.9 million for the year ended December 31, 2017 as compared with $341.1 million for the prior year due to increases in third party-paid, airline-paid and passenger-paid revenue. Third party-paid revenue increased primarily due to increases in sponsorship, roaming, enterprise and wholesale revenue. Our airline-paid revenue increased due to new agreements with certain airline partners under which the airlines pay us for specified data usage, including data used by passengers and by airline crew members using connectivity services while inflight. Passenger-paid revenue also increased due to higher demand, but was somewhat limited by growth in third party-paid and airline-paid revenue, in line with our multiple payer strategy.

The increase in Passenger Entertainment and CAS revenue to $24.6 million for the year ended December 31, 2017 as compared with $16.1 million for the prior year was due to increased usage of Passenger Entertainment services under business-to-business arrangements with our airline partners, as all Passenger Entertainment arrangements transitioned to business-to-business arrangements during the year, and increased use of CAS operational applications during 2017.

CA-NA revenue was partially offset by a decrease in equipment revenue to $7.1 million for the year ended December 31, 2017, as compared with $14.3 million in the prior year period, due primarily to more equipment transactions under the airline-directed model (instead of the turnkey model) in the prior year period as compared with 2017.

In addition to the impacts noted in “—Factors and Trends Affecting Our Results of Operations” above, we expect CA-NA service revenue will be negatively impacted beginning in 2018 due to the decommissioning of certain American Airlines aircraft during 2018. Additionally, we expect CA-NA equipment revenue to increase in future periods as additional airlines will be under the airline-directed model.

Business Aviation:

BA revenue increased to $240.6 million for the year ended December 31, 2017 as compared with $199.6 million for the prior year primarily due to an increase in service revenue.

BA service revenue increased 28.6% to $170.9 million for the year ended December 31, 2017 as compared with $132.8 million for the prior year primarily due to more customers subscribing to our Gogo Biz (ATG) service. The number of ATG aircraft online increased 12.1% to 4,678 as of December 31, 2017, as compared with 4,172 as of December 31, 2016.

BA equipment revenue increased 4.4% to $69.7 million for the year ended December 31, 2017 as compared with $66.8 million for the prior year due to an increase in ATG equipment revenue partially offset by a decrease in satellite equipment revenue.

Under a sales program for AVANCE (formerly referred to as Gogo Biz 4G) equipment that started in 2016, we have a remaining deferred equipment revenue balance of approximately $4.9 million as of December 31, 2017. This was in connection with a free upgrade program under which we shipped ATG and UCS equipment to customers who have a right to exchange that equipment for AVANCE equipment. During the year ended December 31, 2017, we shipped 12 AVANCE units under this program and recognized $0.8 million of previously deferred equipment revenue. We will recognize the remaining deferred revenue upon the earlier of the shipment of the AVANCE equipment or the expiration of the free upgrade period.

Commercial Aviation Rest of World:

CA-ROW revenue increased to $57.9 million for the year ended December 31, 2017 as compared with $25.4 million for the prior year, due to an increase in service revenue and to a lesser extent an increase in equipment revenue.

CA-ROW service revenue increased to $53.5 million for the year ended December 31, 2017 as compared with $24.2 million for the prior year, due to an increase in ARPA and to a lesser extent an increase in aircraft equivalents. Annualized ARPA for the CA-ROW segment increased to $214 thousand for year ended December 31, 2017 as compared with $159 thousand for the prior year due to increased airline-paid passenger usage and the transition in the accounting treatment for one of our airline agreements from the turnkey model in the prior year to the airline-directed model in 2017 due to specific provisions elected by the airline. The take rate was 14.5% for the year ended December 31, 2017.

CA-ROW generated equipment revenue of $4.3 million for the year ended December 31, 2017 as compared with $1.2 million for the prior year due to the transition in the accounting treatment for one of our airline agreements from an operating lease or turnkey model in the prior year to a sale or airline-directed model in the first quarter of 2017 due to specific provisions elected by the airline.

In addition to the impacts noted in “—Factors and Trends Affecting Our Results of Operations” above, we expect CA-ROW equipment revenue to increase in future periods as additional airlines will be under the airline-directed model.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the years ended December 31, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2017 over 2016
	2017	2016
CA-NA	$149,671	$145,545	2.8%
BA	40,821	35,027	16.5%
CA-ROW	77,842	45,506	71.1%

Total	$268,334	$226,078	18.7%

CA-NA cost of service revenue increased to $149.7 million for the year ended December 31, 2017 as compared with $145.5 million for the prior year due to increases in network operations expenses (including satellite service fees) and aircraft operations expenses. These increases were partially offset by increases in the amortization of our deferred airborne lease incentives, monthly service fees and maintenance fees paid to us by certain of our airline partners, all of which reduce our cost of services. See Note 14, “Leases” to our consolidated financial statements for additional information regarding our deferred airborne lease incentives.

BA cost of service revenue increased to $40.8 million for the year ended December 31, 2017 as compared with $35.0 million for the prior year. The increase was primarily due to increased ATG units online and an increase in the average network consumption per ATG unit online which resulted in higher ATG network service costs and, to a lesser extent, an increase in satellite service fees.

CA-ROW cost of service revenue increased to $77.8 million for the year ended December 31, 2017 as compared with $45.5 million in the prior year primarily due to increases in network operations expenses (including satellite service fees) and aircraft operations expenses as the business continues to grow. Cost of service revenue was further impacted by decreases in the amortization of our deferred airborne lease incentives and monthly service fees paid to us by certain of our airline partners, both of which reduce our cost of services. CA-ROW cost of service revenue as a percentage of service revenue improved to 145.4% for the year ended December 31, 2017 as compared with 188.1% in the prior year due primarily to the enhanced utilization of our network. See Note 14, “Leases” to our consolidated financial statements for additional information regarding our deferred airborne lease incentives.

In addition to the impacts noted in “—Factors and Trends Affecting Our Results of Operations” above, we expect cost of service revenue for CA-NA to increase over time mainly due to increased satellite service fees for additional aircraft operating on our satellite network.

As we expand our CA-ROW business, we expect to incur additional cost of service revenue in CA-ROW, reflecting increased satellite usage, operations and network related expenses. However, we expect to see increased utilization of our network as we install additional aircraft.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the years ended December 31, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2017 over 2016
	2017	2016
CA-NA	$7,071	$11,366	(37.8%)
BA	46,632	36,619	27.3%
CA-ROW	4,851	665	629.5%

Total	$58,554	$48,650	20.4%

Cost of equipment revenue increased to $58.6 million for the year ended December 31, 2017 as compared with $48.7 million for the prior year. The increase occurred within the BA and CA-ROW segments offset in part by a decrease in the CA-NA segment. The increase in BA was due to an increase in equipment revenue, inventory reserves on certain products, the write-off of capitalized software and changes in product mix. The increase in CA-ROW was due to additional equipment transactions that qualify for sale treatment. The decrease in CA-NA was due to fewer equipment transactions that qualify for sale treatment.

In addition to the impacts noted in “—Factors and Trends Affecting Our Results of Operations” above, we expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 37.8% to $133.3 million for the year ended December 31, 2017 as compared with $96.7 million for the prior year due to increases in all three segments.

Engineering, design and development expenses for the CA-NA and CA-ROW segments increased due to higher personnel expense and outside services in connection with the development of new products and technologies and obtaining STCs. Additionally, the increase in the CA-NA segment for the year was due to the recognition of approximately $17 million of expenses related to the development of our next generation ATG solution (“ATG-NG”), primarily due to the achievement of major development milestones at different points during the year.

We expect consolidated engineering, design and development expenses to decrease as a percentage of consolidated revenue over time.

Sales and Marketing Expenses:

Sales and marketing expenses increased 4.6% to $64.0 million for the year ended December 31, 2017 as compared with $61.2 million for the prior year due to increases in the BA and CA-ROW segments, offset in part by a decrease in the CA-NA segment. Consolidated sales and marketing expenses as a percentage of total consolidated revenue was 9.2% for the year ended December 31, 2017 as compared with 10.3% for the prior year.

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

General and Administrative Expenses:

General and administrative expenses increased 10.6% to $93.7 million for the year ended December 31, 2017 as compared with $84.9 million for the prior year due to increases in all three segments, due primarily to increases in personnel related expenses. Consolidated general and administrative expenses as a percentage of total consolidated revenue was 13.4% for the year ended December 31, 2017 as compared with 14.2% for the prior year.

We expect general and administrative expenses to decrease as a percentage of consolidated revenue as we realize economies of scale.

Segment Profit (Loss):

CA-NA’s segment profit decreased 7.1% to $66.8 million for the year ended December 31, 2017 as compared with $71.9 million for the prior year due to increases in cost of service revenue, engineering, design and development and general and administrate expenses and a decrease in equipment revenue, partially offset by an increase in service revenue and a decrease in cost of equipment revenue and sales and marketing expense, as discussed above.

BA’s segment profit increased 20.0% to $99.4 million for the year ended December 31, 2017 as compared with $82.9 million for the prior year primarily due to increases in service revenue, partially offset by increases in operating expenses, as discussed above.

CA-ROW’s segment loss increased 22.1% to $107.0 million for the year ended December 31, 2017 as compared with $87.6 million for the prior year due to an increase in operating expenses, partially offset by an increase in service and equipment revenue, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 37.7% to $145.5 million for the year ended December 31, 2017 as compared with $105.6 million for the prior year due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments and accelerated depreciation expense for certain upgrade and decommission programs. See Note 2, “Summary of Significant Accounting Policies,” in our consolidated financial statements for additional information on the accelerated depreciation expense.

In addition to the impacts noted in “—Factors and Trends Affecting Our Results of Operations” above, we expect our depreciation and amortization expense to decrease in 2018 as compared with 2017 as many of the accelerated depreciation programs will complete in 2018 and a greater percentage of installs will be under the airline-directed model, which will be partially offset by increases in network depreciation as we upgrade our network for ATG-NG.

Other (Income) Expense:

Other (income) expense and percent change for the years ended December 31, 2017 and 2016 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2017 over 2016
	2017	2016
Interest income	$(2,964)	$(1,635)	81.3%
Interest expense	111,944	83,647	33.8%
Loss on extinguishment of debt	—	15,406	n/a
Adjustment of deferred financing costs	—	(792)	n/a
Other (income) expense	750	(72)	n/a

Total	$109,730	$96,554	13.6%

Total other expense was $109.7 million for the year ended December 31, 2017 as compared with $96.6 million for the prior year. Interest expense increased during the year ended December 31, 2017 as compared with the prior year periods due to higher average debt levels outstanding during the current year as compared with the prior year. The increase in interest expense for the year ended December 31, 2017 as compared to the prior year was due to the issuance of the Original Senior Secured Notes in June 2016, the January 2017 Additional Notes in January 2017 and the September 2017 Additional Notes in September 2017 (all as defined below in “—Liquidity and Capital Resources”). The increase in interest expense associated with the Senior Secured Notes was partially offset by lower interest expense associated with the Amended and Restated Senior Term Facility, which was repaid in full in June 2016. See Note 6, “Long-Term Debt and Other Liabilities,” in our consolidated financial statements for additional information. See Note 7, “Interest Costs,” in our consolidated financial statements for additional information related to our interest expense. The year ended December 31, 2016 included a loss on extinguishment of debt related to the repayment of the Amended and Restated Senior Term Facility and adjustment of deferred financing costs, while the current year did not include such activities.

We expect our interest expense to increase due to higher average debt outstanding because of the issuances of the September 2017 Additional Notes and the associated amortization of deferred financing fees offset in part by the amortization of the debt premium. See Note 6, “Long-Term Debt and Other Liabilities,” in our consolidated financial statements for additional information.

Income Taxes:

We incurred an income tax benefit of $2.0 million with an effective tax rate of 1.1% for the year ended December 31, 2017 as compared with an income tax provision of $1.3 million with an effective tax rate of (1.1%) for the prior year. The change to income tax benefit for the year ended December 31, 2017 as compared with income tax expense in the prior year is due primarily to the impact of the change in U.S. corporate tax rate as a result of U.S. Tax Reform enacted in December 2017. The difference between our effective tax rates and the

U.S. federal statutory rate of 35% for the year ended December 31, 2017 and 2016 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss). See Note 13, “Income Tax,” for further details.

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

Commercial Aviation North America:

CA-NA revenue increased to $371.5 million for the year ended December 31, 2016 as compared with $310.7 million for the prior year, primarily due to an increase in service revenue driven by Passenger Connectivity revenue. The increase in CA-NA Passenger Connectivity revenue was primarily due to an increase in the number of aircraft online and an increase in connectivity take rate, partially offset by a decrease in ARPS. GPO increased to 398.1 million for year ended December 31, 2016 as compared with 351.7 million for the prior year, driven by an increase in aircraft online. The connectivity take rate increased to 6.6% for the year ended December 31, 2016 as compared with 6.2% for the prior year, reflecting increased passenger adoption including the impact of third party-paid promotions. Passenger Connectivity sessions totaled 26.4 million for the year ended December 31, 2016 as compared with 21.7 million for the prior year. ARPS decreased to $12.31 for the year ended December 31, 2016 as compared with $12.74 for the prior year, due to shifts in product mix and third party-paid promotions. Annualized ARPA increased slightly to $137 thousand for the year ended December 31, 2016 as compared with $136 thousand for the prior year. Annualized ARPA increased an estimated 10% for the year ended December 31, 2016, as compared with the prior year, excluding aircraft added since the beginning of 2015, which primarily include regional jets and aircraft operated by new airline partners.

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

Passenger-paid revenue increased due to increases in both individual sessions and subscriptions. Third party-paid revenue increased primarily due to increases in roaming and enterprise revenue. Our airline-paid revenue increased due to new agreements with certain airline partners under which the airlines pay us for data usage, including data used by passengers and by airline pilots and crew members using connectivity services while inflight.

The increase in Passenger Entertainment and CAS revenue to $16.1 million for the year ended December 31, 2016 as compared with $14.1 million for the prior year was driven primarily by increased usage of Passenger Entertainment services under our business-to-business arrangements.

CA-NA revenue also increased due to an increase in equipment revenue to $14.3 million for the year ended December 31, 2016, as compared with $2.3 million in the prior year period, due primarily to the signing of certain contracts with airline partners under the airline-directed model.

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

BA equipment revenue decreased to $66.8 million for the year ended December 31, 2016 as compared with $78.6 million for the prior year due to a decrease in ATG and satellite equipment revenue consistent with trends in the overall business aviation market. Additionally, we deferred approximately $5.5 million of equipment revenue during the year ended December 31, 2016 under a free upgrade program under which we have shipped ATG and UCS equipment to customers who have a right to exchange that equipment for AVANCE equipment.

Commercial Aviation Rest of World:

We generated $24.2 million of service revenue for the year ended December 31, 2016 as compared with $11.6 million for the prior year due to more aircraft online and growth in annualized ARPA. Annualized ARPA for the CA-ROW segment increased to $159 thousand for the year ended December 31, 2016 as compared with $127 thousand for the prior year due to increased airline-paid passenger usage.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the years ended December 31, 2016 and 2015 were as follows (in thousands, except for percent change):

	For the Years Ended December 31,		% Change
			2016 over 2015
	2016	2015
CA-NA	$145,545	$126,710	14.9%
BA	35,027	25,985	34.8%
CA-ROW	45,506	35,108	29.6%

Total	$226,078	$187,803	20.4%

CA-NA cost of service revenue increased to $145.5 million for the year ended December 31, 2016 as compared with $126.7 million for the prior year due to an increase in revenue share earned by our airline partners, network operations expenses (including satellite service fees) and aircraft operations expenses. The revenue share increase of $8.8 million for the year ended December 31, 2016 over the prior year was primarily driven by the increase in CA-NA service revenue for 2016. These cost increases were partially offset by an increase in the amortization of our deferred airborne lease incentives and the recognition of monthly service fees paid to us by certain of our airline partners, both of which reduce our cost of service revenue. See Note 14, “Leases,” in our consolidated financial statements for additional information regarding our deferred airborne lease incentives. Revenue share as a percentage of service revenue remained relatively consistent.

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

Total other expense was $96.6 million for the year ended December 31, 2016, as compared to $61.6 million for the prior year. The increase was primarily driven by an increase in interest expense due to higher average debt levels outstanding and higher average interest rates incurred during the current year as compared with the prior year. The increase in interest expense for the year ended December 31, 2016 as compared to the prior year, was due to the issuance of the Senior Secured Notes (as defined below) in June 2016 as well as the issuance of the Convertible Notes (as defined below) in March 2015. Interest expense also increased due to accretion expense associated with the Convertible Notes and amortization of deferred financing costs associated with the Senior Secured Notes and Convertible Notes. The increase in interest expense was partially offset by lower interest expense associated with the Amended and Restated Senior Term Facility as a result of it being repaid in full in June 2016. Additionally, other expense for the year ended December 31, 2016 included the loss on extinguishment of debt of $15.4 million associated with the repayment of all outstanding amounts under the Amended and Restated Senior Term Facility, while we had no such activity in the prior year. These increases were partially offset by income from adjustments to deferred financing costs, which in the prior year was an expense, and further offset by an increase in interest income due to higher average cash balances in 2016 as compared with 2015. See Note 6, “Long-Term Debt and Other Liabilities,” in our consolidated financial statements for additional information. See Note 7, “Interest Costs,” in our consolidated financial statements for additional information related to our interest expense.

Income Taxes:

The effective income tax rate for the year ended December 31, 2016 was (1.1%) as compared with (1.2%) for the prior year. Income tax expense recorded in each period was similar, with differences in pre-tax income causing the change in the effective tax rate. The difference between our effective tax rates and the U.S. federal statutory rate of 35% for the years ended December 31, 2016 and 2015 was primarily due to the recording of a valuation allowance against our net deferred tax assets which is excluded from taxable income (loss).

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Years Ended December 31,
	2017	2016	2015
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(171,995)	$(124,505)	$(107,613)
Interest expense	111,944	83,647	58,889
Interest income	(2,964)	(1,635)	(181)
Income tax provision (benefit)	(1,997)	1,314	1,238
Depreciation and amortization	145,490	105,642	87,036

EBITDA	80,478	64,463	39,369
Stock-based compensation expense	19,821	17,621	15,299
Amortization of deferred airborne lease incentives	(41,816)	(29,519)	(20,163)
Loss on extinguishment of debt	—	15,406	—
Adjustment of deferred financing costs	—	(792)	2,251

Adjusted EBITDA	$58,483	$67,179	$36,756

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(280,230)	$(176,881)	$(153,148)
Change in deferred airborne lease incentives (2)	18,120	14,550	37,063
Amortization of deferred airborne lease incentives (2)	41,595	29,241	19,934
Landlord incentives	—	—	16,201

Cash CAPEX	$(220,515)	$(133,090)	$(79,950)

(1)	See consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives associated with STCs for the years ended December 31, 2017, 2016 and 2015 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;

•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;

•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;

•	Adjusted EBITDA does not reflect non-cash components related to employee compensation;

•	Cash CAPEX does not reflect the full extent of capital investments we have made in our operations; and

•	Other companies in our or related industries may calculate these measures differently from the way we do, limiting their usefulness as comparative measures.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$60,256	$64,988	$104,856
Net cash used in investing activities	(156,881)	(295,559)	(292,815)
Net cash provided by financing activities	174,936	201,053	203,221
Effect of foreign exchange rate changes on cash	743	(522)	785

Net increase (decrease) in cash and cash equivalents	79,054	(30,040)	16,047
Cash and cash equivalents at the beginning of period	117,302	147,342	131,295

Cash and cash equivalents at the end of period	$196,356	$117,302	$147,342

Supplemental information:
Short-term investments	$212,792	$338,477	$219,491

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

Senior Secured Notes:

On June 14, 2016 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (the “Co-Issuer” and, together with GIH, the “Issuers”), issued $525 million aggregate principal amount of 12.500% senior secured notes due 2022 (the “Original Senior Secured Notes”) under an Indenture, dated as of June 14, 2016 (the “Original Indenture”), among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Subsidiary Guarantors” and, together with us, the “Guarantors”), and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). On January 3, 2017, the Issuers issued $65 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “January 2017 Additional Notes”). The January 2017 Additional Notes were issued at a price equal to 108% of their face value resulting in gross proceeds of $70.2 million. On September 20, 2017, the Issuers, the Guarantors and the Trustee entered into the first supplemental indenture (the “Supplemental Indenture” and, together with the Original Indenture, the “Indenture”) to modify certain covenants, as discussed below. On September 25, 2017, the Issuers issued $100 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “September 2017 Additional Notes”). The September 2017 Additional Notes were issued at a price equal to 113% of their face value resulting in gross proceeds of $113.0 million. Additionally, we received approximately $2.9 million for interest that accrued from July 1, 2017 through September 24, 2017, which was paid when we made our interest payment in January 2018. We refer to the Original Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes collectively as the “Senior Secured Notes.”

As noted above, on September 20, 2017, the Issuers, the Guarantors and the Trustee entered into the Supplemental Indenture to (i) increase the amount of additional secured indebtedness under Credit Facilities (as defined in the Indenture) that may be incurred by the Issuer and its Restricted Subsidiaries (as defined in the Indenture) under the Indenture by $100 million (from $75 million to $175 million in aggregate principal amount), (ii) permit the Issuer and its Restricted Subsidiaries to incur additional secured indebtedness in connection with vendor financing arrangements not to exceed $50 million in aggregate principal amount at any time outstanding and (iii) permit the Issuer and its Restricted Subsidiaries to make additional dividends or distributions to Gogo in an aggregate amount of up to $15 million during any twelve-month period to pay interest on any indebtedness or preferred stock with a maturity later than July 1, 2022. The Supplemental Indenture became effective immediately upon execution, following our receipt of consents from holders of a majority of the outstanding principal amount of the Existing Notes (excluding Existing Notes held by the Issuers or any affiliates of the Issuers) to the Supplemental Indenture and amendments to the collateral agency agreement governing the Senior Secured Notes (the “Consent Solicitation”). In connection with the Consent Solicitation, GIH paid $1.4 million in fees (“Consent Fees”) to holders of Existing Notes who validly tendered (and did not revoke) their consents prior to the expiration of the Consent Solicitation.

As of December 31, 2017 and 2016, the outstanding principal amount of the Senior Secured Notes was $690.0 million and $525.0 million, respectively. The unamortized debt premium and Consent fees were $15.5 million as of December 31, 2017 and the net carrying amount was $705.5 million as of December 31, 2017. The net carrying amount was $525.0 million as of December 31, 2016.

Interest on the Senior Secured Notes accrues at the rate of 12.500% per annum and is payable semi-annually in arrears on July 1 and January 1, which commenced on January 1, 2017 (other than the January 2017 Additional Notes, for which interest payments commenced on July 1, 2017, and the September 2017 Additional Notes, for which interest payments commenced on January 1, 2018). The Senior Secured Notes mature on July 1, 2022. The January 2017 Additional Notes and September 2017 Additional Notes have the same terms as the Original Senior Secured Notes, except with respect to the issue date and issue price, and are treated as a single series for all purposes under the Indenture and the security documents that govern the Senior Secured Notes.

We paid approximately $11.4 million, $2.0 million and $2.5 million, respectively, of aggregate origination fees and financing costs related to the issuance of the Original Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes, which have been accounted for as deferred financing costs. Additionally, as noted above, we paid approximately $1.4 million of Consent Fees, which partially offset the net carrying value of the Senior Secured Notes. The deferred financing costs on our consolidated balance sheet are being amortized over the contractual term of the Senior Secured Notes using the effective interest method. Total amortization expense was $2.3 million and $1.0 million, respectively, for the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, the balance of unamortized deferred financing costs related to the Senior Secured Notes was $12.6 million and $11.2 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheet. See Note 7, “Interest Costs” for additional information.

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

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding Senior Secured Notes issued under the Indenture to be due and payable immediately. As of December 31, 2017, no event of default had occurred.

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

The $361.9 million of proceeds received from the issuance of the Convertible Notes was initially allocated between long-term debt (the liability component) at $261.9 million and additional paid-in-capital (the equity component) at $100.0 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the Convertible Notes, which will result in additional non-cash interest expense being recognized in the consolidated statements of operations through the Convertible Notes maturity date (see Note 7, “Interest Costs” for additional information). The effective interest rate on the Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of December 31, 2017 and 2016, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $50.4 million and $69.9 million, respectively, and the net carrying amount of the liability component was $311.5 million and $292.0 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $1.5 million, $1.4 million and $1.0 million, respectively, for the years ended December 31, 2017, 2016 and 2015. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2017 and 2016, the balance of unamortized deferred financing costs related to the Convertible Notes was $3.6 million and $5.1 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheets. See Note 7, “Interest Costs” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the year ended December 31, 2017. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which were accounted for as deferred financing costs. Total amortization expense of the deferred financing costs was $1.4 million for year ended December 31, 2016. Amortization expense is included in interest expense in the consolidated statements of operations. As noted above, deferred financing costs related to the Amended and Restated Senior Term Facility were written off as of June 14, 2016.

Restricted Cash:

Our restricted cash balances were $7.4 million and $7.9 million, respectively, as of December 31, 2017 and 2016 and primarily consist of letters of credit. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

Liquidity:

Although we can provide no assurances, we currently believe that cash, cash equivalents and short-term investments on hand as of December 31, 2017 will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including costs associated with installing our airborne equipment on certain aircraft operated by our airline partners, continuing our international expansion and developing our next generation ATG solution. Excluding the impact of our initial public offering in June 2013, the Amended and Restated Senior Term Facility, the Convertible Notes and the Senior Secured Notes, we have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenue in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to international expansion and execution of our current technology roadmap, including 2Ku, ATG-NG and other potential future technologies. We currently believe that cash on hand, comprised of cash, cash equivalents and short-term investments, and cash flows provided by operating activities and, if necessary, additional equity financings or the incurrence of additional debt, will be sufficient to meet our liquidity needs in the longer-term, including our continued international expansion and execution of our current technology roadmap. The Indenture governing our Senior Secured Notes contains covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Additionally, the Indenture governing the Senior Secured Notes limits the amount of cash GIH and its subsidiaries may distribute to us, including cash distributed to us to pay interest on the Convertible Notes and pay any interest on indebtedness incurred, or pay dividends on preferred stock issued by us with maturities later than July 1, 2022 or issued by us to refinance, replace, renew or refund the Convertible Notes. Further, market conditions and/or our financial performance may limit our access to additional sources of equity or debt financing. As a result, we may be unable to finance growth of our business to the extent that our cash on hand (including short-term investments) and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of our equity or through permitted incurrences of debt by us or by GIH and its subsidiaries.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Net loss	$(171,995)	$(124,505)	$(107,613)
Non-cash charges and credits	194,019	164,598	125,181
Changes in operating assets and liabilities	38,232	24,895	87,288

Net cash provided by operating activities	$60,256	$64,988	$104,856

For the year ended December 31, 2017, cash provided by operating activities was $60.3 million as compared with $65.0 million for the prior year. The principal contributors to the decrease in operating cash flows were:

•	A $18.1 million change in net loss adjusted for non-cash charges and credits that was due primarily to increases in the CA-NA, BA and CA-ROW segments’ service revenues more than offset by increased spending in all three segments, as noted above under “—Results of Operations.”

•	Offset in part by a $13.3 million increase in cash flows related to changes in operating assets and liabilities resulting from:

•	An increase in cash flows for operating assets and liabilities is due to the following:

•	Changes in BA’s inventory due to inventory builds throughout 2016 while inventory decreased during 2017;

•	Changes in all three segments’ prepaid expenses and other current assets. The change in CA-NA was due to the recognition of development services during 2017 that were paid for in 2016. The change in BA was due to deposits made on certain inventory items during the first quarter of 2016, while no such payments were made during 2017. The change in CA-ROW was due to the timing of payments on satellite services;

•	Changes in all three segments accrued liabilities and CA-NA and CA-ROW’s accounts payable due primarily to the timing of payments;

•	Changes in CA-ROW’s deferred revenue as deferred revenue balances increased more during 2017 than in 2016; and

•	Changes in CA-NA’s deferred airborne lease incentives due to more installations at higher amounts during 2017 as compared with 2016.

•	Partial offsets to the above due to decreases in cash flows for operating assets and liabilities is due to the following:

•	Changes in accrued interest due to accrued interest balances increasing more in 2016 than in 2017, due to the issuance of the Original Senior Secured Notes in 2016 (which pay interest in January and July each year);

•	Changes in CA-NA’s and BA’s deferred revenue as deferred revenue balances increased more during 2016 than in 2017;

•	Changes in all three segments accounts receivable due to accounts receivable balances increasing more in 2017 than 2016 due to increased activity and the timing of collections;

•	Changes in CA-ROW’s deferred airborne lease incentives due to more installations at higher amounts during 2016 as compared with 2017.

As noted in “—Factors and Trends Affecting Our Results of Operations,” we anticipate cash flows from changes in operating assets and liabilities will be impacted by airborne equipment purchases, which will be treated as inventory for airline-directed models in 2018 as compared with 2017. See “—Capital Expenditures” below for further information.

For the year ended December 31, 2016, cash provided by operating activities was $65.0 million as compared with $104.9 million for the prior year. The principal contributors to the decrease in operating cash flows were:

•	A $62.4 million decrease in cash flows related to changes in operating assets and liabilities resulting from:

•	A decrease in cash flows due to the following:

•	Changes in BA’s inventory due to an increase in equipment purchases during 2016, while inventory balances remained relatively steady during 2015;

•	Changes in CA-NA’s deferred rent due to the increase in deferred rent balances during the first quarter of 2015 resulting from the commencement of new facilities leases during 2014, while deferred rent balances remained relatively steady during 2016;

•	Changes in all three segments’ prepaid expenses and other current assets. The change in CA-NA and CA-ROW was due to payments on development services during 2016 while no such activities occurred in 2015 and the timing of payment on satellite services. The change in BA was due to deposit payments made on certain inventory items during the first quarter of 2016, while no such payments were made in 2015, and an increase in deferred cost of equipment associated with the commencement of a new sales program in 2016;

•	Changes in CA-ROW’s deferred airborne lease incentives due to more installations during 2015 as compared with 2016;

•	Changes in CA-NA’s accrued liabilities primarily due to the timing of payments;

•	Changes in CA-ROW’s accounts receivable due to the increase in accounts receivable balances as a result of an increase in activities; and

•	Changes in CA-NA’s other non-current assets and liabilities due to an increase in deferred cost of equipment associated with one of our airline partners that did not meet all the criteria for a sale.

•	Partial offsets to the above due to increases in cash flows from the following:

•	An increase in accrued interest expense resulting from the issuance of the Senior Secured Notes;

•	Changes in CA-NA’s and BA’s accounts receivable due to the timing of collections; and

•	Changes in CA-NA’s deferred airborne lease incentives due to more expensive aircraft being installed during 2016 as compared with 2015.

Cash flows used in Investing Activities:

Cash used in investing activities of $156.9 million, $295.6 million and $292.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, is primarily for capital expenditures related to airborne equipment, software development, data center upgrades, cell site construction and build out of our new office locations. See “—Capital Expenditures” below. Additionally, cash used in investing activities includes net changes in our short-term investments of $125.7 million, ($119.0) million and ($139.6) million, respectively, for the years ended December 31, 2017, 2016 and 2015.

Cash flows provided by Financing Activities:

Cash provided by financing activities for the year ended December 31, 2017 was $174.9 million primarily due to the issuance of the January 2017 Additional Notes and the September 2017 Additional Notes with gross proceeds of $181.8 million, offset in part by the payment of debt issuance costs for the January 2017 Additional Notes and September 2017 Additional Notes of $3.6 million and capital lease payments of $3.0 million.

Cash provided by financing activities for the year ended December 31, 2016 was $201.1 million primarily due to the issuance of $525.0 million of the Original Senior Secured Notes, partially offset by the $310.1 million repayment in full of the Amended and Restated Credit Agreement (including the early prepayment penalty of approximately $8.6 million), the payment of debt issuance costs for the Original Senior Secured Notes of $11.5 million ($10.6 million related to the issuance of the Original Senior Secured Notes in June 2016 and $0.9 million related to the issuance of the January 2017 Additional Notes) and capital lease payments of $2.6 million.

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

Capital expenditures for the year ended December 31, 2017 and 2016 were $280.2 million and $176.9 million, respectively. The increase in capital expenditures was primarily due to an increase in airborne equipment purchases (as airborne equipment represents approximately 70% of our capital expense for the current year), primarily for the rollout of 2Ku.

As noted in “—Factors and Trends Affecting Our Results of Operations,” we expect our capital expenditures, net of deferred airborne lease incentives, to decrease in 2018 as compared with 2017 primarily due to decreased turnkey model related activities, under which airborne equipment purchases are treated as capital expenditures. The airborne equipment purchases for our airline-directed model activities are treated as inventory activities within operating cash flows. We expect total spend on airborne equipment (including both operating or investing activities) to decrease in 2018 as compared with 2017 due to utilization of airborne equipment purchased during 2017 for 2018 installations. This decrease in airborne equipment capital expenditures is expected to be partially offset by an increase in network related spend as we begin the buildout of the ATG-NG network.

Capital expenditures for the years ended December 31, 2016 and 2015 were $176.9 million and $153.1 million, respectively. The increase in capital expenditures was due to an increase in airborne equipment purchases, network spending and capitalized software, offset in part by the build out of our new office location in Chicago, IL in 2015 as we had no such activities in 2016.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (including those that require us to make future cash payments) as of December 31, 2017. The future contractual requirements include payments required for our operating leases and contractual purchase agreements (in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Capital lease obligations	$3,269	$2,027	$1,242	$—	$—
Operating lease obligations	196,532	21,965	39,383	35,658	99,526
Purchase obligations (1)	280,347	280,347	—	—	—
Convertible Notes	361,940	—	361,940	—	—
Interest on Convertible Notes (2)	33,932	13,573	20,359	—	—
Senior Secured Notes	690,000	—	—	690,000	—
Interest on Senior Secured Notes	431,250	86,250	172,500	172,500	—
Satellite transponder and teleport services	626,025	78,332	166,129	150,223	231,341
Deferred revenue arrangements (3)	116,640	43,448	24,266	15,683	33,243
Deferred airborne lease incentives (4)	185,034	42,096	45,679	39,196	58,063
Other long-term obligations (5)	50,207	8,272	3,620	1,670	36,645

Total	$2,975,176	$576,310	$835,118	$1,104,930	$458,818

(1)	As of December 31, 2017, our outstanding purchase obligations represented obligations to vendors to meet operational requirements as part of the normal course of business and related primarily to information technology, research and development, sales and marketing and production related activities.
(2)	Interest is calculated based on the interest rate in effect at December 31, 2017. See Note 6, “Long-Term Debt and Other Liabilities” for further information.
(3)	Amounts represent obligations to provide services for which we have already received cash from our customers.
(4)	Amounts represent the upfront payments made by our airline partners for our airborne equipment and payments for STCs. Upfront payments made pursuant to these agreements are accounted for as deferred airborne lease incentives which are amortized on a straight-line basis as a reduction of cost of service revenue over the term of the agreement.
(5)	Other long-term obligations consist of estimated payments (undiscounted) for our asset retirement obligations, network transmission services, obligations to certain airline partners, and Canadian ATG Spectrum License related payments related to the monthly C$0.1 million payment over the estimated 25-year term of the agreement, using the December 31, 2017 exchange rate. Other long-term obligations do not include $6.0 million related to our deferred tax liabilities due to the uncertainty of their timing.

Contractual Commitments: We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of December 31, 2017 commit us to purchase transponder and teleport satellite services totaling approximately $78.3 million in 2018, $80.9 million in 2019, $85.3 million in 2020, $76.3 million in 2021, $73.9 million in 2022 and $231.3 million thereafter.

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

One contract with one of our airline partners requires us to provide our airline partner with cash rebates of $1.8 million in June 2018.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of December 31, 2017 and 2016 primarily included amounts in bank checking accounts and Money Market Funds. We believe that a change in average interest rates would not adversely affect our interest income and results of operations by a material amount.

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

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of December 31, 2017 and December 31, 2016, included amounts in bank checking accounts and money market funds, and our short-term investments are made up of U.S. Treasury bills. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio would have reduced interest income for the years ended December 31, 2017, 2016 and 2015 by an immaterial amount.

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

Gogo Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Gogo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gogo Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 22, 2018

We have served as the Company’s auditor since 2007.

Gogo Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$196,356	$117,302
Short-term investments	212,792	338,477

Total cash, cash equivalents and short-term investments	409,148	455,779
Accounts receivable, net of allowances of $587 and $499, respectively	117,896	73,743
Inventories	45,543	50,266
Prepaid expenses and other current assets	20,310	24,942

Total current assets	592,897	604,730

Non-current assets:
Property and equipment, net	656,038	519,810
Goodwill and intangible assets, net	87,133	85,795
Other non-current assets	67,107	35,861

Total non-current assets	810,278	641,466

Total assets	$1,403,175	$1,246,196

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$27,130	$31,689
Accrued liabilities	201,815	147,576
Deferred revenue	43,448	32,722
Deferred airborne lease incentives	42,096	36,277
Current portion capital leases	1,789	2,799

Total current liabilities	316,278	251,063

Non-current liabilities:
Long-term debt	1,000,868	800,715
Deferred airborne lease incentives	142,938	135,879
Other non-current liabilities	134,655	98,932

Total non-current liabilities	1,278,461	1,035,526

Total liabilities	1,594,739	1,286,589

Commitments and contingencies (Note 15)	—	—
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at December 31, 2017 and 2016; 87,062,578 and 86,529,907 shares issued at December 31, 2017 and 2016, respectively; and 86,843,928 and 86,295,870 shares outstanding at December 31, 2017 and 2016, respectively	9	9
Additional paid-in-capital	898,729	879,135
Accumulated other comprehensive loss	(933)	(2,163)
Accumulated deficit	(1,089,369)	(917,374)

Total stockholders’ deficit	(191,564)	(40,393)

Total liabilities and stockholders’ deficit	$1,403,175	$1,246,196

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Service revenue	$617,906	$514,293	$419,975
Equipment revenue	81,184	82,257	80,913

Total revenue	699,090	596,550	500,888

Operating expenses:
Cost of service revenue (exclusive of items shown below)	268,334	226,078	187,803
Cost of equipment revenue (exclusive of items shown below)	58,554	48,650	40,558
Engineering, design and development	133,286	96,713	87,437
Sales and marketing	64,017	61,177	56,143
General and administrative	93,671	84,927	86,753
Depreciation and amortization	145,490	105,642	87,036

Total operating expenses	763,352	623,187	545,730

Operating loss	(64,262)	(26,637)	(44,842)

Other (income) expense:
Interest income	(2,964)	(1,635)	(181)
Interest expense	111,944	83,647	58,889
Loss on extinguishment of debt	—	15,406	—
Adjustment of deferred financing costs	—	(792)	2,251
Other (income) expense	750	(72)	574

Total other expense	109,730	96,554	61,533

Loss before income taxes	(173,992)	(123,191)	(106,375)
Income tax provision (benefit)	(1,997)	1,314	1,238

Net loss	$(171,995)	$(124,505)	$(107,613)

Net loss attributable to common stock per share—basic and diluted	$(2.17)	$(1.58)	$(1.35)

Weighted average number of shares—basic and diluted	79,407	78,915	79,701

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net loss	$(171,995)	$(124,505)	$(107,613)
Currency translation adjustments	1,230	25	(988)

Comprehensive loss	$(170,765)	$(124,480)	$(108,601)

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(171,995)	$(124,505)	$(107,613)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	145,490	105,642	87,036
Loss on asset disposals/abandonments and assets held for sale	8,960	4,583	3,044
Deferred income taxes	(2,281)	839	827
Stock compensation expense	19,821	17,621	15,299
Amortization of deferred financing costs	3,743	3,803	4,169
Accretion and amortization of debt discount and premium	18,286	17,496	12,555
Loss on extinguishment of debt	—	15,406	—
Adjustment of deferred financing costs	—	(792)	2,251
Changes in operating assets and liabilities:
Accounts receivable	(43,798)	(4,265)	(21,563)
Inventories	4,723	(29,329)	976
Prepaid expenses and other current assets	4,990	(14,473)	2,717
Accounts payable	3,402	(3,118)	(4,307)
Accrued liabilities	24,963	5,651	25,366
Deferred airborne lease incentives	20,407	14,652	36,895
Deferred revenue	21,477	26,981	23,895
Deferred rent	624	(47)	21,206
Accrued interest	7,213	35,825	4,508
Other non-current assets and liabilities	(5,769)	(6,982)	(2,405)

Net cash provided by operating activities	60,256	64,988	104,856

Investing activities:
Purchases of property and equipment	(252,375)	(148,294)	(135,201)
Acquisition of intangible assets—capitalized software	(27,855)	(28,587)	(17,947)
Purchases of short-term investments	(317,418)	(363,436)	(369,402)
Redemptions of short-term investments	443,103	244,450	229,852
Other, net	(2,336)	308	(117)

Net cash used in investing activities	(156,881)	(295,559)	(292,815)

Financing activities:
Proceeds from issuance of senior secured notes	181,754	525,000	—
Payments on amended and restated credit agreement	—	(310,132)	(8,749)
Proceeds from issuance of convertible notes	—	—	361,940
Forward transactions	—	—	(140,000)
Payment of debt issuance costs	(3,630)	(11,474)	(12,608)
Payments on capital leases	(2,961)	(2,612)	(1,995)
Stock-based compensation activity	(227)	271	4,633

Net cash provided by financing activities	174,936	201,053	203,221

Effect of exchange rate changes on cash	743	(522)	785

Increase (decrease) in cash and cash equivalents	79,054	(30,040)	16,047
Cash and cash equivalents at beginning of period	117,302	147,342	131,295

Cash and cash equivalents at end of period	$196,356	$117,302	$147,342

Supplemental Cash Flow Information:
Cash paid for interest	$86,359	$27,535	$38,677
Cash paid for taxes	103	305	446
Non-cash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$53,682	$39,492	$29,305
Purchases of property and equipment paid by commercial airlines	23,762	13,804	10,163
Purchases of property and equipment under capital leases	1,082	2,177	1,395
Acquisition of intangible assets in current liabilities	1,483	1,623	1,549
Asset retirement obligation incurred	370	11	1,181

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Par Value				Total
Balance at January 1, 2015	85,300,774	$9	$884,205	$(1,200)	$(685,256)	$197,758
Net loss	—	—	—	—	(107,613)	(107,613)
Currency translation adjustments, net of tax	—	—	—	(988)	—	(988)
Stock-based compensation expense	—	—	15,299	—	—	15,299
Issuance of common stock upon exercise of stock options	418,681	—	4,824	—	—	4,824
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	122,633	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(1,233)	—	—	(1,233)
Issuance of common stock in connection with employee stock purchase plan	71,118	—	1,042	—	—	1,042
Issuance of Convertible Notes (including issuance costs)	—	—	97,106	—	—	97,106
Issuance of Forward Transactions			(140,000)			(140,000)

Balance at December 31, 2015	85,913,206	9	861,243	(2,188)	(792,869)	66,195
Net loss	—	—	—	—	(124,505)	(124,505)
Currency translation adjustments, net of tax	—	—	—	25	—	25
Stock-based compensation expense	—	—	17,621	—	—	17,621
Issuance of common stock upon exercise of stock options	12,150	—	110	—	—	110
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	227,429	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(1,199)	—	—	(1,199)
Issuance of common stock in connection with employee stock purchase plan	143,085	—	1,360	—	—	1,360

Balance at December 31, 2016	86,295,870	9	879,135	(2,163)	(917,374)	(40,393)
Net loss	—	—	—	—	(171,995)	(171,995)
Currency translation adjustments, net of tax	—	—	—	1,230	—	1,230
Stock-based compensation expense	—	—	19,821	—	—	19,821
Issuance of common stock upon exercise of stock options	50,392	—	449	—	—	449
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	344,038	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(2,162)	—	—	(2,162)
Issuance of common stock in connection with employee stock purchase plan	153,628	—	1,486	—	—	1,486

Balance at December 31, 2017	86,843,928	$9	$898,729	$(933)	$(1,089,369)	$(191,564)

See the Notes to Consolidated Financial Statements

1. Background

Gogo Inc. (“we”, “us”, “our”) is the leading global provider of inflight broadband connectivity and wireless entertainment to the aviation industry. We operate through the following three segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA.” We refer to CA-NA and CA-ROW collectively as “CA.”

CA and BA sell inflight systems to their aviation partners and we share our networks across all three of our operating segments. Services provided by CA and BA through such inflight systems include: Passenger Connectivity Services, which allow passengers to connect to the Internet from their personal electronic devices; Passenger Entertainment Services, through which passengers can access a large library of on-demand movies and television shows on their personal electronic devices; and Connected Aircraft Services (“CAS”), through which aviation partners can access connectivity-based data oriented applications which currently support, among other things, real-time credit card transaction processing, electronic flight bags and real-time weather information. BA also provides satellite-based voice and data services through its strategic alliances with satellite companies. Services are provided by CA-NA on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. CA-ROW provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) on which our international service is provided. BA provides its services to owners and operators of large, long range business jets operating internationally as well as light jets and turbo props flying in North America.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated.

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

Under agreements with certain of our airline partners to upgrade our equipment on certain aircraft or decommission certain aircraft on which our equipment is installed, on a quarterly basis we reassess the useful life of the affected equipment. As a result, we shorten the useful lives of the affected equipment to be consistent with the estimated upgrade date or aircraft decommissioning date, as applicable. We also shorten the related remaining amortization period for deferred airborne lease incentives for certain equipment on aircraft to be decommissioned. The change in estimated useful lives related to these events resulted in increases in depreciation expense of $29.2 million in the year ended December 31, 2017 and increases in the amortization of deferred airborne lease incentives, which reduced our cost of service revenue, of $8.0 million in the year ended December 31, 2017. As a result, net loss per basic and fully diluted share increased by $0.27 for the year ended December 31, 2017.

Reclassifications—To conform with the current year presentation, certain amounts in our 2016 consolidated balance sheet and for the 2016 and 2015 consolidated statements of cash flows have been reclassified. Specifically, for the consolidated balance sheet, as of December 31, 2016, goodwill of $620 thousand has been combined into goodwill and intangible assets, net, long-term restricted cash of $7,773 thousand has been combined with other non-current assets, accrued airline revenue share of $15,521 thousand has been combined with accrued liabilities and deferred tax liabilities of $8,264 thousand has been combined with other non-current liabilities. Specifically, for the consolidated statements of cash flows, for the years ended December 31, 2016 and 2015, accrued airline revenue share of $1,815 thousand and $439 thousand, respectively, has been combined with accrued liabilities and proceeds from the sale of property and equipment of $84 thousand and $75 thousand, respectively, and (increase) decrease in investing restricted cash of $224 thousand and ($192) thousand, respectively, has been combined with other, net.

Significant Risks and Uncertainties—Our operations are subject to certain risks and uncertainties, including without limitation those associated with continuing losses, fluctuations in operating results, funding of business expansion, strategic alliances, capacity constraints, managing rapid growth and expansion, relationships with customers, suppliers and distributors, financing arrangement terms that may restrict operations, regulatory issues, competition, the economy, technology trends and evolving industry standards.

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

See Note 4, “Composition of Certain Balance Sheet Accounts,” for further details.

Property and Equipment and Depreciation—Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation. Network asset inventory and construction in progress, which include materials, transmission and related equipment, and interest and other costs relating to the construction and development of our network, are not depreciated until they are put into service. Network equipment consists of switching equipment, antennas, base transceiver stations, site preparation costs, and other related equipment used in the operation of our network. Airborne equipment consists of routers, modems, radomes, antennas and related equipment, and accessories installed or to be installed on aircraft. Depreciation expense totaled $120.6 million, $84.1 million and $69.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives for owned assets, which are as follows:

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

Due to advances in technology and changes in agreements with our airline partners, with respect to upgrading equipment, we periodically reassess the useful lives of our property and equipment. Such reassessment has resulted in the useful life of specific assets being adjusted to a shorter period than originally estimated, resulting in an increase in annual depreciation expense for those assets. See “—Use of Estimates” above for further details.

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

Our quantitative impairment testing of the FCC Licenses uses the Greenfield method, an income-based approach. When performing this quantitative impairment testing, we estimate the fair value of the goodwill and FCC Licenses asset balances based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, projected operating results and cash flows may not always be achieved. The failure to achieve one or more of our assumptions regarding projected operating results and cash flows in the near term or long term could reduce the estimated fair value below carrying value and result in the recognition of an impairment charge. The results of our annual goodwill and indefinite-lived intangible asset impairment assessments for 2017, 2016 and 2015 indicated no impairment.

Intangible assets that are deemed to have a finite life are amortized over their useful lives as follows:

Software	3-8 years
OEM and dealer relationships	10 years
Service customer relationships	5-7 years
Other intangible assets	4-12 years

See Note 5, “Intangible Assets,” for further details.

Long-Lived Assets—We review our long-lived assets to determine potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We do this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If we determine an impairment exists, the asset is written down to estimated fair value. There were no impairments of long-lived assets in 2017, 2016 and 2015.

Arrangements with Commercial Airlines—Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering our service to passengers on the aircraft. There are currently two types of commercial airline arrangements: turnkey and airline-directed.

Under the turnkey model, we account for equipment transactions as operating leases of space for our equipment on the aircraft. We may be responsible for the costs of installing and/or deinstalling the equipment. The majority of the equipment transactions involve the transfer of legal title but do not meet sales recognition for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment. The equipment under the turnkey model is recorded as airborne equipment on our consolidated balance sheets, as noted in Note 4, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. Under the turnkey model, we refer to the airline as a “partner”.

Under the turnkey model we are required to pay the airline a percentage of the service revenues generated from transactions with the airline’s passengers. Such payments are essentially contingent rental payments and are recorded at the same time as the related passenger service revenue and classified as cost of service revenue in the consolidated statements of operations. Certain airlines are also entitled under their contracts to reimbursement by us for certain costs, which are deemed additional rental payments and classified as cost of service revenue in our consolidated statements of operations.

See Note 14, “Leases,” for further details.

Under the airline-directed model, which we have historically used on a limited basis, equipment transactions qualify for sale treatment due to the specific provisions of the agreement. When all the recognition criteria are met for the equipment, the sale is recognized as equipment revenue. When equipment and services are not separable, equipment revenue is deferred and recognized over the service period. Under the airline-directed model, we refer to the airline as a “customer”.

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

We recognize revenue for equipment sales when the following conditions have been satisfied: the equipment has been shipped to the customer, title and risk of loss and control have transferred to the customer, we have no future obligations for installation, the price is fixed or determinable, collectability is reasonably assured and, for the CA-NA and CA-ROW businesses, program launch has occurred. Additionally, when connectivity equipment and services are not separable, the equipment revenue is recognized over the connectivity service term.

We have multi-element arrangements that include equipment, connectivity services, installation and various inflight entertainment offerings. Revenue is allocated to each element based on the selling price of each element. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element has been met. Fair value is generally based on one of the following three methods: the price charged when each element is sold separately, commonly referred to as vendor-specific objective evidence (“VSOE”); third-party evidence of selling price; or our best estimate of selling price, if neither VSOE or third-party evidence exists. Our BA segment uses VSOE and our CA-NA segment, through certain contracts for equipment and services that are sold direct to our airline partners, uses an estimated selling price to determine the selling price of the elements pertaining to these arrangements.

Service revenue for BA generally consists of monthly recurring and usage fees, which are recognized monthly as the services are provided and billed to customers.

Additionally, CA-NA and CA-ROW charge monthly service fees to our airline partners and airline customers for network monitoring and portal management services. Under our turnkey model, we recognize these monthly fees as airborne lease incentives (i.e., credit to cost of service revenue) when the services are provided, while under the airline-directed model, we recognize these monthly fees as revenue.

Research and Development Costs—Expenditures for research and development are charged to expense as incurred and totaled $78.1 million, $45.9 million and $50.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. Research and development costs are reported as a component of engineering, design and development expenses in our consolidated statements of operations.

Software Development Costs—We capitalize costs for network and non-network software developed or obtained for internal use during the application development stage. These costs include purchased software and direct costs associated with the development and configuration of internal use software that supports the operation of our service offerings. These costs are included in goodwill and intangible assets, net in our consolidated balance sheets and, when the software is placed in service, are amortized on a straight-line basis over their estimated useful lives. Costs incurred in the preliminary project and post-implementation stages, as well as maintenance and training costs, are expensed as incurred.

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

See Note 9, “Fair Value of Financial Assets and Liabilities,” for further information.

Derivatives—In March 2015, we entered into a prepaid forward transaction in which we purchased 7.2 million shares of our common stock for approximately $140 million, with an expected settlement date on or around March 1, 2020. Because the transaction is indexed to our own stock and classified within stockholders’ equity, we do not account for the prepaid forwards as a derivative instrument in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

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

See Note 3, “Net Loss Per Share,” for further information.

Stock-Based Compensation Expense—Compensation cost is measured and recognized at fair value for all stock-based payments, including stock options. For time-based vesting stock options, we estimate fair value using the Black-Scholes option-pricing model, which requires assumptions, such as expected volatility, risk-free interest rate, expected life, and dividends. Restricted stock units (“RSUs”) and restricted stock are measured based on the fair market value of the underlying stock on the date of grant. For awards with a market condition (which we have used on a limited basis), we estimated fair value using the Monte Carlo Simulation model, which requires assumptions, such as volatility, risk-free interest rate, expected life and dividends. Our stock-based compensation expense is recognized over the applicable vesting period, and is included in the same operating expense line items in the consolidated statements of operations as the base cash compensation paid to the underlying employees.

See Note 11, “Stock-Based Compensation,” for further information.

Leases—In addition to our arrangements with commercial airlines which we account for as leases as noted above, we also lease certain facilities, equipment, cell tower space and base station capacity. We review each lease agreement to determine if it qualifies as an operating or capital lease.

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

See Note 6, “Long-Term Debt and Other Liabilities” for further information.

Comprehensive Loss—Comprehensive loss for the years ended December 31, 2017, 2016 and 2015 is net loss plus unrealized gains and losses on foreign currency translation adjustments.

Recently Issued Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). This pronouncement outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the FASB issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the annual reporting periods. We will adopt this guidance as of January 1, 2018, using the modified retrospective method. Under the modified retrospective method, revenue and expenses that would have been recognized in the future will be recorded to equity as a cumulative adjustment at the date of adoption. We are nearly complete with our evaluation of the adoption impact on our consolidated financial statements. We believe the measurement and timing of recognition of revenue and related costs from our BA customer contracts are not significantly impacted by ASU 2014-09. However, certain of our airline-directed contracts in CA-NA and CA-ROW will be impacted in the following ways (cash flows and cash and cash equivalents will not be impacted):

•	Under the current revenue recognition standard, the sale of CA-NA and CA-ROW airborne connectivity equipment does not meet all of the requirements for being recognized as a separate unit of accounting, resulting in the deferral of equipment revenue (and the related equipment cost) over the life of the contract. Under ASU 2014-09, we have concluded that the sale of airborne connectivity equipment for airline-directed arrangements represents a separate performance obligation as it is both capable of being distinct and distinct within the context of the arrangement. As such, the recognition of all airborne equipment revenue and related deferred equipment costs will be accelerated and recognized upon installation. We currently estimate that the cumulative effect adjustment to be recorded to the opening balance sheet to retained earnings upon adoption will include the recognition of approximately $53 million of revenue and the recognition of approximately $47 million of related equipment costs.

•	Our contracts with customers generate service revenue that varies based on usage of our service. Under the current revenue recognition standard, these revenues are recognized as services are provided. Under ASU 2014-09, we have concluded that we will be required to use a variable consideration model which requires us to estimate (and constrain) variable service revenue, which may require the allocation of such variable consideration among all performance obligations. Additionally, estimates used in the recognition of revenue under the new standard will be updated as new facts and circumstances warrant, which may cause differences in the trend of revenue recognition as compared to that reported under the current standard. The acceleration of equipment revenue upon adoption is inclusive of variable amounts allocated to equipment.

•	We have assessed the treatment of costs to obtain or fulfill a contract with a customer, including costs to obtain Supplemental Type Certificates (“STCs”) issued by the FAA (or the foreign equivalent) that are required to install our equipment on aircraft, service bulletins, and other related certification costs. Such costs are expensed as incurred under the current standard. Under ASU 2014-09, we have concluded that under our airline-directed model these costs require capitalization as a contract asset and subsequent amortization over the contract term. STC costs incurred in connection with our airline partners operating under our turnkey model are not subject to the same guidance and will continue to be expensed as incurred under ASU 2014-09. Upon adoption, we expect to recognize a contract asset, net of cumulative amortization, of approximately $8 million.

•	Penalties are recorded under the current standard when incurred. Under ASU 2014-09, anticipated penalties will be accounted for as a reduction of revenue at the time the related performance obligation is satisfied. Penalties that are not directly attributable to a specific deliverable are accounted for as a reduction of total contractual proceeds that are then allocated among all identified deliverables. This would include, for example, certification-related penalties. We anticipate the impact upon adoption will be approximately $3 million of costs that were previously expensed, but will now be accounted for as a reduction of revenue to the performance obligations identified in our contracts.

In March 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that records most leases on the balance sheet. ASU 2016-02 also aligns certain underlying principles of the new lessor model with those in ASC 606, Revenue from Contracts with Customers (“ASC 606”), the FASB’s new revenue recognition standard. Furthermore, ASU 2016-02 eliminates the required use of bright-line tests used in current GAAP for determining lease classification. It also requires lessors to provide additional transparency into their exposure to the changes in value of their residual assets and how they manage that exposure. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. We will adopt this as guidance as of January 1, 2019, and we are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”), which amends the guidance on extinguishing financial liabilities for certain prepaid stored-value products by requiring that entities that sell prepaid stored-value products recognize breakage proportionally as the prepaid stored-value product is being redeemed rather than immediately upon sale of the product. If an entity is unable to estimate breakage, the amount would be recognized when the likelihood becomes remote that the holder will exercise the remaining rights. Entities are required to reassess their estimates of breakage each reporting period. Any change in this estimate would be accounted for as a change in an accounting estimate. An entity that recognizes breakage is required to disclose the methodology used to recognize breakage and significant judgments made in applying the breakage methodology. ASU 2016-04 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We can apply ASU 2016-04 by using either a modified retrospective transition approach or a full retrospective transition approach. We will adopt this as guidance as of January 1, 2018, and we are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends ASC 230, Statement of Cash Flows, the FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the classification of certain cash receipts and payments including debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. We will adopt this guidance as of January 1, 2018, and we expect to apply this standard using the full retrospective method. We do not believe adoption of this guidance will have a material effect on our cash flows as we have historically reported debt prepayment and debt extinguishment costs in a manner consistent with ASU 2016-15.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This is intended to reduce the complexity of GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We will adopt this guidance as of January 1, 2018, and do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash – A Consensus of the FASB Emerging Issues Task Force, (“ASU 2016-18”), which amends ASC 230, Statement of Cash Flows, to clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We will adopt this guidance as of January 1, 2018, and do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating Step-2 from the goodwill impairment test. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this guidance as part of our annual goodwill impairment test in October 2017 which did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted. We will adopt this guidance as of January 1, 2018, and do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

3. Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted-average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 6, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Additionally, the calculation of weighted average shares outstanding as of December 31, 2017 and 2016 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for each of the years ended December 31, 2017, 2016 and 2015 for the periods where such shares or securities were outstanding, all of the outstanding shares of common stock underlying stock options, AC Management LLC Units, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015; however, because of the undistributed losses, the shares associated with the Forward Transactions are excluded from the computation of basic earnings per share as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Years Ended December 31,
	2017	2016	2015
Net loss	$(171,995)	$(124,505)	$(107,613)
Less: Participation rights of the Forward Transactions	—	—	—

Undistributed losses	$(171,995)	$(124,505)	$(107,613)

Weighted-average common shares outstanding-basic and diluted	79,407	78,915	79,701

Net loss attributable to common stock per share-basic and diluted	$(2.17)	$(1.58)	$(1.35)

4. Composition of Certain Balance Sheet Accounts

Inventories as of December 31, 2017 and 2016, all of which were included within the BA segment, were as follows (in thousands):

	December 31,
	2017	2016
Work-in-process component parts	$35,009	$39,150
Finished goods	10,534	11,116

Total inventory	$45,543	$50,266

Property and equipment as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Office equipment, furniture, fixtures and other	$46,445	$49,529
Leasehold improvements	42,522	42,143
Airborne equipment	765,652	557,196
Network equipment	199,304	168,121

	1,053,923	816,989
Accumulated depreciation	(397,885)	(297,179)

Property and equipment, net	$656,038	$519,810

Other non-current assets as of December 31, 2017 and 2016 consist of the following (in thousands):

	December 31,
	2017	2016
Deferred cost of equipment revenue	$40,986	$14,159
Restricted cash	6,873	7,773
Other	19,248	13,929

Total other non-current assets	$67,107	$35,861

Accrued liabilities as of December 31, 2017 and 2016 consist of the following (in thousands):

	December 31,
	2017	2016
Employee compensation and benefits	$25,621	$21,008
Airborne equipment and installation costs	44,059	22,442
Airborne partner related accrued liabilities	13,566	14,307
Accrued interest	47,649	40,436
Accrued revenue share	17,339	15,521
Other	53,581	33,862

Total accrued liabilities	$201,815	$147,576

Other non-current liabilities as of December 31, 2017 and 2016 consist of the following (in thousands):

	December 31,
	2017	2016
Deferred revenue	$73,192	$38,976
Deferred rent	37,354	36,538
Asset retirement obligations	9,668	8,527
Deferred tax liabilities	5,983	8,264
Other	8,458	6,627

Total other non-current liabilities	$134,655	$98,932

Changes in our warranty reserve, which is included in accrued liabilities, for the years ended December 31, 2017, 2016 and 2015 consist of the following (in thousands):

Warranty Reserve
Balance—January 1, 2015	$1,085
Accruals for warranties issued	1,882
Settlements of warranties	(1,133)

Balance—December 31, 2015	1,834
Accruals for warranties issued	1,535
Settlements of warranties	(793)

Balance—December 31, 2016	2,576
Accruals for warranties issued	348
Settlements of warranties	(500)

Balance—December 31, 2017	$2,424

Changes in our non-current asset retirement obligations for the years ended December 31, 2017 and 2016 consist of the following (in thousands):

Asset Retirement Obligation
Balance—January 1, 2016	$7,847
Liabilities incurred (1)	11
Liabilities settled	(174)
Accretion expense	835
Foreign exchange rate adjustments	8

Balance—December 31, 2016	8,527
Liabilities incurred (2)	370
Liabilities settled	(252)
Accretion expense	981
Foreign exchange rate adjustments	42

Balance—December 31, 2017	$9,668

(1)	Includes $0.5 million related to a change in estimate in the expected cash flows for our estimated liabilities.
(2)	Includes $0.2 million related to a change in estimate in the expected cash flows for our estimated liabilities.

5. Intangible Assets

Our intangible assets are comprised of indefinite- and finite-lived intangible assets. We own the rights to both 3MHz of ATG spectrum in the nationwide 800 MHz Commercial Air-Ground Radiotelephone band (the “3 MHz FCC License”), which is used in the operation of our ATG network, and the license for 1 MHz of ATG spectrum in the nationwide 800MHz Commercial Air-Ground Radiotelephone band (“1 MHz FCC License”) acquired in the Airfone Acquisition. Together we refer to the 3 MHz FCC License and the 1 MHz FCC License as the “FCC Licenses”. While the FCC Licenses were issued with 10-year terms, such licenses are subject to renewal by the FCC, and renewals of licenses held by others have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of the FCC Licenses. As a result, the FCC Licenses are treated as indefinite-lived intangible assets which we do not amortize. We reevaluate the useful life of the FCC Licenses each year to determine whether events and circumstances continue to support an indefinite useful life. Our annual impairment assessment of the FCC Licenses for 2017, 2016, and 2015 indicated no impairment.

Our software relates to the development of internal use software which is used to run our network and support our service offerings. Software also includes software embedded in the equipment that we sell to our customers.

Our goodwill balance, all of which related to our BA segment, was $0.6 million as of December 31, 2017 and 2016.

Our intangible assets, other than goodwill, as of December 31, 2017 and 2016 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted Average Remaining Useful Life (in years)	As of December 31, 2017			As of December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	2.1	$145,063	$(93,523)	$51,540	$118,836	$(70,127)	$48,709
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,667)	57
Service customer relationships	2.3	8,081	(5,788)	2,293	8,081	(4,773)	3,308
Other intangible assets	1.3	1,500	(1,103)	397	1,500	(682)	818

Total amortized intangible assets		161,368	(107,138)	54,230	135,141	(82,249)	52,892

Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$193,651	$(107,138)	$86,513	$167,424	$(82,249)	$85,175

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $24.9 million, $21.6 million and $17.6 million, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Amortization Expense
2018	$25,971
2019	$15,487
2020	$8,403
2021	$2,579
2022	$1,441
Thereafter	$354

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

6. Long-Term Debt and Other Liabilities

Long-term debt as of December 31, 2017 and December 31, 2016 was as follows (in thousands):

	December 31, 2017	December 31, 2016
Senior Secured Notes	$705,520	$525,000
Convertible Notes	311,544	292,024

Total debt	1,017,064	817,024
Less deferred financing costs	(16,196)	(16,309)

Total long-term debt	$1,000,868	$800,715

Senior Secured Notes—On June 14, 2016 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (the “Co-Issuer” and, together with GIH, the “Issuers”), issued $525 million aggregate principal amount of 12.500% senior secured notes due 2022 (the “Original Senior Secured Notes”) under an Indenture, dated as of June 14, 2016 (the “Original Indenture”), among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Subsidiary Guarantors” and, together with us, the “Guarantors”), and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). On January 3, 2017, the Issuers issued $65 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “January 2017 Additional Notes”). The January 2017 Additional Notes were issued at a price equal to 108% of their face value resulting in gross proceeds of $70.2 million. On September 20, 2017, the Issuers, the Guarantors and the Trustee entered into the first supplemental indenture (the “Supplemental Indenture” and, together with the Original Indenture, the “Indenture”) to modify certain covenants, as discussed below. On September 25, 2017, the Issuers issued $100 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “September 2017 Additional Notes”). The September 2017 Additional Notes were issued at a price equal to 113% of their face value resulting in gross proceeds of $113.0 million. Additionally, we received approximately $2.9 million for interest that accrued from July 1, 2017 through September 24, 2017, which was paid when we paid our interest payment in January 2018. We refer to the Original Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes collectively as the “Senior Secured Notes.”

As noted above, on September 20, 2017, the Issuers, the Guarantors and the Trustee entered into the Supplemental Indenture to (i) increase the amount of additional secured indebtedness under Credit Facilities (as defined in the Indenture) that may be incurred by the Issuer and its Restricted Subsidiaries (as defined in the Indenture) under the Indenture by $100 million (from $75 million to $175 million in aggregate principal amount), (ii) permit the Issuer and its Restricted Subsidiaries to incur additional secured indebtedness in connection with vendor financing arrangements not to exceed $50 million in aggregate principal amount at any time outstanding and (iii) permit the Issuer and its Restricted Subsidiaries to make additional dividends or distributions to Gogo in an aggregate amount of up to $15 million during any twelve-month period to pay interest on any indebtedness or preferred stock with a maturity later than July 1, 2022. The Supplemental Indenture became effective immediately upon execution, following our receipt of consents from holders of a majority of the outstanding principal amount of the Existing Notes (excluding Existing Notes held by the Issuers or any affiliates of the Issuers) to the Supplemental Indenture and amendments to the collateral agency agreement governing the Senior Secured Notes (the “Consent Solicitation”). In connection with the Consent Solicitation, GIH paid $1.4 million in fees (“Consent Fees”) to holders of Existing Notes who validly tendered (and did not revoke) their consents prior to the expiration of the Consent Solicitation.

As of December 31, 2017 and 2016, the outstanding principal amount of the Senior Secured Notes was $690.0 million and $525.0 million, respectively. The unamortized debt premium and Consent fees were $15.5 million as of December 31, 2017 and the net carrying amount was $705.5 million as of December 31, 2017. The net carrying amount was $525.0 million as of December 31, 2016.

Interest on the Senior Secured Notes accrues at the rate of 12.500% per annum and is payable semi-annually in arrears on July 1 and January 1, which commenced on January 1, 2017 (other than the January 2017 Additional Notes, for which interest payments commenced on July 1, 2017, and the September 2017 Additional Notes, for which interest payments commenced on January 1, 2018). The Senior Secured Notes mature on July 1, 2022. The January 2017 Additional Notes and September 2017 Additional Notes have the same terms as the Original Senior Secured Notes, except with respect to the issue date and issue price, and are treated as a single series for all purposes under the Indenture and the security documents that govern the Senior Secured Notes.

We paid approximately $11.4 million, $2.0 million and $2.5 million, respectively, of aggregate origination fees and financing costs related to the issuance of the Original Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes, which have been accounted for as deferred financing costs. Additionally, as noted above, we paid approximately $1.4 million of Consent Fees, which partially offset the net carrying value of the Senior Secured Notes. The deferred financing costs on our consolidated balance sheet are being amortized over the contractual term of the Senior Secured Notes using the effective interest method. Total amortization expense was $2.3 million and $1.0 million, respectively, for the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, the balance of unamortized deferred financing costs related to the Senior Secured Notes was $12.6 million and $11.2 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheet. See Note 7, “Interest Costs” for additional information.

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

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding Senior Secured Notes issued under the Indenture to be due and payable immediately. As of December 31, 2017, no event of default had occurred.

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

The $361.9 million of proceeds received from the issuance of the Convertible Notes was initially allocated between long-term debt (the liability component) at $261.9 million and additional paid-in-capital (the equity component) at $100.0 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the Convertible Notes, which will result in additional non-cash interest expense being recognized in the consolidated statements of operations through the Convertible Notes maturity date (see Note 7, “Interest Costs” for additional information). The effective interest rate on the Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of December 31, 2017 and 2016, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $50.4 million and $69.9 million, respectively, and the net carrying amount of the liability component was $311.5 million and $292.0 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $1.5 million, $1.4 million and $1.0 million, respectively, for the years ended December 31, 2017, 2016 and 2015. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2017 and 2016, the balance of unamortized deferred financing costs related to the Convertible Notes was $3.6 million and $5.1 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheets. See Note 7, “Interest Costs” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the year ended December 31, 2017. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

We paid $22.2 million of loan origination fees and financing costs related to the Amended and Restated Senior Term Facility, all but $4.1 million of which were accounted for as deferred financing costs. Total amortization expense of the deferred financing costs was $1.4 million for year ended December 31, 2016. Amortization expense is included in interest expense in the consolidated statements of operations. As noted above, deferred financing costs related to the Amended and Restated Senior Term Facility were written off as of June 14, 2016.

Restricted Cash—Our restricted cash balances were $7.4 million and $7.9 million, respectively, as of December 31, 2017 and 2016 and relate to deposits supporting outstanding of letters of credit. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

7. Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Interest costs charged to expense	$89,915	$62,348	$42,165
Amortization of deferred financing costs	3,743	3,803	4,169
Accretion of Convertible Notes	19,520	17,496	12,555
Amortization of debt premium of Senior Secured Notes	(1,234)	—	—

Interest expense	111,944	83,647	58,889
Interest costs capitalized to property and equipment	26	205	205
Interest costs capitalized to software	1,075	1,300	1,274

Total interest costs	$113,045	$85,152	$60,368

8. Common Stock and Preferred Stock

Common Stock—We have one class of common stock outstanding as of December 31, 2017 and 2016. Our common stock is junior to our preferred stock, if and when issued.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Senior Secured Notes, the Convertible Notes and the Amended and Restated Senior Term Facility (when outstanding), which are reflected on the consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Senior Secured Notes, Convertible Notes and Amended and Restated Senior Term Facility (when outstanding) by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our December 31, 2017 consolidated balance sheet, excluding any issuance costs, is the amount that a market participant would be able to lend at December 31, 2017 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Senior Secured Notes and the Convertible Notes. The calculated fair value of our Convertible Notes is highly correlated to our stock price and as a result significant changes to our stock price could have a significant impact on the calculated fair value of our Convertible Notes.

The fair value and carrying value of long-term debt as of December 31, 2017 and 2016 was as follows (in thousands):

	December 31, 2017			December 31, 2016
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value (2)
Senior Secured Notes	$782,000	$705,520	(2)	$572,000	$525,000
Convertible Notes	330,000	311,544	(3)	275,000	292,024	(3)

(1)	Fair value amounts are rounded to the nearest million.
(2)	Carrying value of the Senior Secured Notes includes unamortized debt premium and Consent Fees of $15.5 million as of December 31, 2017. See Note 6, “Long-Term Debt and Other Liabilities,” for further information.
(3)	Carrying value of the Convertible Notes excludes unamortized debt discount of $50.4 million and $69.9 million, respectively, as of December 31, 2017 and 2016. See Note 6, “Long-Term Debt and Other Liabilities,” for further information.

We have held-to-maturity financial instruments where carrying value approximated fair value. There were no fair value adjustments to these financial instruments during the years ended December 31, 2017, 2016 and 2015.

10. Business Segments and Major Customers

We operate our business through three operating segments: Commercial Aviation North America, or “CA-NA”, Commercial Aviation Rest of World, or “CA-ROW” and Business Aviation, or “BA”.

CA-NA Segment: Our CA-NA segment provides inflight connectivity and wireless digital entertainment solutions to commercial airline passengers flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico.

CA-ROW Segment: Our CA-ROW business provides inflight connectivity and wireless digital entertainment solutions to passengers flying on foreign-based commercial airlines and flights outside of North America for North American based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) for which our international service is provided.

BA Segment: Our BA business provides equipment for inflight connectivity along with voice and data services to the business aviation market. BA services include AVANCE (formerly Gogo Biz), our inflight broadband service that utilizes both our ATG network and our ATG spectrum, Passenger Entertainment, our inflight entertainment service, and satellite-based voice and data services through strategic alliances with satellite companies. Customers include business aircraft manufacturers, owners, and operators, as well as government and military entities.

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies”. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. Currently our foreign revenue accounts for less than 10% of our consolidated revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. We do not disclose assets outside of the United States as they totaled less than 10% of our consolidated assets as of December 31, 2017 and 2016. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

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

Information regarding our reportable segments is as follows (in thousands):

	For the Year Ended December 31, 2017
	CA-NA	CA-ROW	BA	Total
Service revenue	$393,484	$53,542	$170,880	$617,906
Equipment revenue	7,129	4,323	69,732	81,184

Total revenue	$400,613	$57,865	$240,612	$699,090

Segment profit (loss)	$66,802	$(106,978)	$99,409	$59,233

	For the Year Ended December 31, 2016
	CA-NA	CA-ROW	BA	Total
Service revenue	$357,250	$24,198	$132,845	$514,293
Equipment revenue	14,273	1,180	66,804	82,257

Total revenue	$371,523	$25,378	$199,649	$596,550

Segment profit (loss)	$71,870	$(87,637)	$82,874	$67,107

	For the Year Ended December 31, 2015
	CA-NA	CA-ROW	BA	Total
Service revenue	$308,360	$11,563	$100,052	$419,975
Equipment revenue	2,302	1	78,610	80,913

Total revenue	$310,662	$11,564	$178,662	$500,888

Segment profit (loss)	$41,891	$(76,445)	$71,884	$37,330

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
CA-NA segment profit	$66,802	$71,870	$41,891
CA-ROW segment loss	(106,978)	(87,637)	(76,445)
BA segment profit	99,409	82,874	71,884

Total segment profit	59,233	67,107	37,330
Interest income	2,964	1,635	181
Interest expense	(111,944)	(83,647)	(58,889)
Depreciation and amortization	(145,490)	(105,642)	(87,036)
Amortization of deferred airborne lease incentives (1)	41,816	29,519	20,163
Stock compensation expense	(19,821)	(17,621)	(15,299)
Adjustment of deferred financing fees	—	792	(2,251)
Loss on extinguishment of debt	—	(15,406)	—
Other income (expense)	(750)	72	(574)

Loss before income taxes	$(173,992)	$(123,191)	$(106,375)

(1)	Amortization of deferred airborne lease incentive only relates to our CA-NA and CA-ROW segments. See Note 14, “Leases” for further information.

Major Customers and Airline Partnerships—During the years ended December 31, 2017, 2016 and 2015, no customer accounted for more than 10% of our consolidated revenue. One airline partner, under the turnkey model, accounted for approximately 21% and 18%, respectively, of consolidated accounts receivable as of December 31, 2017 and 2016. Additionally, one customer accounted for approximately 15% of consolidated accounts receivable as of December 31, 2017.

Revenue earned through Delta Air Lines and American Airlines, both of which were under the turnkey model, accounted for approximately 47%, 50% and 50%, respectively, of consolidated revenue for the years ended December 31, 2017, 2016 and 2015.

11. Stock-Based Compensation

As of December 31, 2017, we maintained three stock-based employee compensation plans: the Gogo Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), the Gogo Inc. 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”), and The Aircell Holdings Inc. Stock Option Plan (the “2010 Plan”), collectively referred to as the “Stock Plans”. Our Stock Plans provide for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units (“DSUs”) and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors.

Under the Stock Plans, 20,006,570 shares of common stock were reserved for issuance. As of December 31, 2017, 3,387,202 shares remained available for grant under our Stock Plans.

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

The following is a summary of our stock-based compensation expense included in the consolidated statements of operations for the years December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Cost of service revenue	$1,748	$1,499	$1,161
Cost of equipment revenue	185	117	86
Engineering, design and development	3,656	3,046	2,584
Sales and marketing	4,751	4,962	4,107
General and administrative	9,481	7,997	7,361

Total stock-based compensation expense	$19,821	$17,621	$15,299

A summary of stock option activity for the year ended December 31, 2017, is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding—January 1, 2017	9,119,542	$14.51	6.81	$1,789
Granted	2,031,292	$11.99
Exercised	(50,392)	$8.92
Forfeited	(441,090)	$14.01
Expired	(271,976)	$18.53

Options outstanding—December 31, 2017	10,387,376	$13.96	6.22	$8,924

Options exercisable—December 31, 2017	6,306,064	$14.85	4.74	$5,270

There were no stock options exercised prior to 2013. As of December 31, 2017, total unrecognized compensation costs related to unvested stock options were approximately $15 million which is expected to be recognized over a weighted average period of approximately 2.5 years. The total grant date fair value of stock options vested in 2017, 2016 and 2015 was approximately $10.0 million, $9.0 million and $8.0 million, respectively.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. Weighted average assumptions used and weighted average grant date fair value of stock options granted for the years ended December 31, 2017, 2016, and 2015, were as follows:

	2017	2016	2015
Approximate risk-free interest rate	2.3%	1.3%	1.8%
Average expected life (years)	6.14	6.12	6.17
Dividend yield	N/A	N/A	N/A
Volatility	45.3%	45.3%	33.1%
Weighted average grant date fair value of common stock underlying options granted	$11.97	$8.72	$20.65
Weighted average grant date fair value of stock options granted	$5.59	$3.88	$7.39

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

The following table summarizes the activities for our unvested RSUs and DSUs for the year ended December 31, 2017:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested—January 1, 2017	1,492,348	$12.81
Granted	961,183	$10.68
Vested	(485,219)	$14.38
Forfeited/canceled	(250,455)	$12.23

Unvested—December 31, 2017	1,717,857	$11.27

As of December 31, 2017, there was approximately $14 million of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of approximately 2.3 years. The total grant date fair value of RSUs and DSUs vested in 2017 was approximately $8 million.

The following table summarizes the activity for our restricted stock for the year ended December 31, 2017:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested—January 1, 2017	233,972	$14.26
Granted	92,910	$12.19
Vested	(112,738)	$13.76
Forfeited/canceled	—	$—

Unvested—December 31, 2017	214,144	$13.62

As of December 31, 2017, there was approximately $2 million of unrecognized compensation cost related to unvested employee restricted stock. This amount is expected to be recognized over a weighted-average period of approximately 2.3 years.

ESPP—In June 2013 the Board of Directors and stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective on June 26, 2013 and during 2017, increased the number of shares reserved under the ESPP. The ESPP allows eligible employees to purchase a limited number of shares of common stock during pre-specified offering periods at a discount established by the Compensation Committee not to exceed 15% of the fair market value of the common stock at the beginning or end of the offering period (whichever is lower). Under the ESPP, 1,200,000 shares were reserved for issuance and 153,628 shares of common stock were issued during the year ended December 31, 2017.

12. Employee Retirement and Postretirement Benefits

401(k) Plan—Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $5.9 million, $4.1 million, and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

13. Income Tax

For financial reporting purposes, loss before income taxes included the following components for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
United States	$(138,881)	$(108,363)	$(97,398)
Foreign	(35,111)	(14,828)	(8,977)

Loss before income taxes	$(173,992)	$(123,191)	$(106,375)

Significant components of the (benefit) provision for income taxes for the years ended December 31, 2017, 2016, and 2015, are as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	235	451	396
Foreign	49	24	15

	284	475	411

Deferred:
Federal	(2,590)	764	764
State	309	75	63

	(2,281)	839	827

Total	$(1,997)	$1,314	$1,238

The benefit (provision) for income taxes differs from income taxes computed at the federal statutory tax rates for the years ended December 31, 2017, 2016, and 2015 as a result of the following items:

	For the Years Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Impact of change in tax rate	(47.0)	—	—
Change in valuation allowance	12.5	(38.5)	(37.1)
State income taxes-net of federal tax benefit	2.4	3.8	2.4
Other	(1.8)	(1.4)	(1.5)

Effective tax rate	1.1%	(1.1)%	(1.2)%

Components of the net deferred income tax asset as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31, 2017	December 31, 2016
Deferred income tax assets:
Compensation accruals	$4,854	$5,944
Stock options	13,256	15,480
Inventory	702	390
Warranty reserves	605	990
Deferred rent	9,868	14,976
Deferred revenue	51,295	65,391
Federal net operating loss (NOL)	129,064	125,257
State NOL	21,122	10,660
UNICAP adjustment	3,241	6,742
Finite-lived intangible assets	8,756	15,225
Other	7,500	3,924

Total deferred income tax assets	250,263	264,979

Deferred income tax liabilities:
Fixed assets	(59,885)	(41,331)
Indefinite-lived intangible assets	(5,983)	(8,264)
Convertible Notes discount	(12,243)	(26,134)
Other	(170)	(264)

Total deferred income tax liabilities	(78,281)	(75,993)

Total deferred income tax	171,982	188,986
Valuation allowance	(177,965)	(197,250)

Net deferred income tax liability	$(5,983)	$(8,264)

We assess the realizability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets would not be realized through the generation of future taxable income. We generated net losses in fiscal years 2017, 2016, and 2015, which means we are in a domestic three-year cumulative loss position. As a result of this and other assessments in fiscal 2017, we concluded that a full valuation allowance is required for all deferred tax assets and liabilities except for deferred tax liabilities associated with indefinite-lived intangible assets.

As of December 31, 2017, the federal net operating loss (“NOL”) carryforward amount was approximately $545 million and the state NOL carryforward amount was approximately $356 million. The federal NOLs begin to expire in 2031. The state NOLs expire in various tax years and began to expire in 2016.

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

We are subject to taxation in the United States, Canada, Switzerland, Japan, Mexico, Brazil, Singapore, the United Kingdom, Hong Kong, Australia, China, France and Germany. With few exceptions, as of December 31, 2017, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2014.

As a result of the passage of H.R. 1, originally known as the Tax Cuts and Jobs Act (“Tax Reform”) in December 2017, the tax effected amounts of the deferred tax assets and liabilities decreased. A large portion of this change in the deferred tax balances will result in an offsetting change to the deferred tax asset valuation allowance and will not affect tax expense. For the deferred tax liabilities that are not offset by changes to the valuation allowance, our net deferred tax liability was reduced by approximately $3 million. We continue to evaluate the overall effect of U.S. Tax Reform on our business.

As of December 31, 2017, 2016 and 2015, we did not have any unrecognized tax benefits.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the years ended December 31, 2017, 2016 or 2015. As of December 31, 2017 and 2016, we did not have a liability recorded for interest or potential penalties.

We do not expect there will be a change in the unrecognized tax benefits within the next 12 months.

14. Leases

Arrangements with Commercial Airlines—Under the turnkey model, we recognized $41.8 million, $29.5 million, and $20.2 million, respectively, for the years ended December 31, 2017, 2016 and 2015, as a reduction to our cost of service revenue in our consolidated statements of operations. As of December 31, 2017, deferred airborne lease incentives of $42.1 million and $142.9 million, respectively, are included in current and non-current liabilities in our consolidated balance sheet. As of December 31, 2016, deferred airborne lease incentives of $36.3 million and $135.9 million, respectively, are included in current and non-current liabilities in our consolidated balance sheet.

Under the turnkey model, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $30.5 million $41.6 million, and $40.6 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

A contract with one of our airline partners requires us to provide the airline partner with a cash rebate of $1.8 million in June 2018.

Leases and Cell Site Contracts - We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $12.0 million, $11.8 million and $15.3 million, respectively, for the years ended December 31, 2017, 2016 and 2015. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term with various renewal options. Total cell site rental expense was $9.5 million, $9.4 million and $9.4 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of December 31, 2017, are as follows (in thousands):

Operating
Years ending December 31,	Leases
2018	$21,965
2019	$20,755
2020	$18,628
2021	$18,475
2022	$17,183
Thereafter	$99,526

Equipment Leases—We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates ranging from approximately 8% to 14%. As of December 31, 2017, the computer equipment leases were classified as part of office equipment, furniture, and fixtures and other in our consolidated balance sheet at a gross cost of $5.0 million. As of December 31, 2017, the network equipment leases were classified as part of network equipment in our consolidated balance sheet at a gross cost of $7.5 million. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of December 31, 2017, are as follows (in thousands):

Capital
Years ending December 31,	Leases
2018	$2,027
2019	1,027
2020	215
Thereafter	—

Total minimum lease payments	3,269
Less: Amount representing interest	(355)

Present value of net minimum lease payments	$2,914

The $2.9 million present value of net minimum lease payments as of December 31, 2017 has a current portion of $1.8 million included in current portion of long-term debt and capital leases and a non-current portion of $1.1 million included in other non-current liabilities.

15. Commitments and Contingencies

Contractual Commitments—We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of December 31, 2017 commit us to purchase transponder and teleport satellite services totaling approximately $78.3 million in 2018, $80.9 million in 2019, $85.3 million in 2020, $76.3 million in 2021, $73.9 million in 2022 and $231.3 million thereafter.

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

16. Quarterly Data (Unaudited)

Summarized quarterly financial information is as follows for each quarterly period for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Month Periods Ended
	Mar 31, 2017	June 30, 2017	Sep 30, 2017	Dec 31, 2017
Total revenue	$165,406	$172,800	$172,874	$188,010
Operating loss	(14,698)	(17,336)	(17,801)	(14,427)
Net loss	(41,367)	(44,209)	(45,281)	(41,138)
Net loss to attributable to common stock	(41,367)	(44,209)	(45,281)	(41,138)
Net loss attributable to common stock per share—basic and diluted	$(0.52)	$(0.56)	$(0.57)	$(0.52)
Weighted average number of shares—basic and diluted	79,139	79,334	79,543	79,603

	For the Three Month Periods Ended
	Mar 31, 2016	June 30, 2016	Sep 30, 2016	Dec 31, 2016
Total revenue	$141,746	$147,539	$147,267	$159,998
Operating loss	(8,592)	(7,096)	(8,774)	(2,175)
Net loss	(24,106)	(40,194)	(33,273)	(26,932)
Net loss to attributable to common stock	(24,106)	(40,194)	(33,273)	(26,932)
Net loss attributable to common stock per share—basic and diluted	$(0.31)	$(0.51)	$(0.42)	$(0.34)
Weighted average number of shares—basic and diluted	78,738	78,849	79,003	79,067

17. Condensed Financial Information of Registrant

The following presents the condensed financial information of our parent company on a standalone basis.

Gogo Inc.

Condensed Balance Sheets

(in thousands)

	December 31,	December 31,
	2017	2016
Assets:
Cash and cash equivalents	$9,734	$1,071
Short-term investments	192,893	213,905
Prepaid expenses and other current assets	913	567
Other non-current assets	100	—
Investments and advances with subsidiaries	—	44,288

Total assets	$203,640	$259,831

Liabilities and stockholders’ deficit:
Total current liabilities	$4,847	$4,996
Long-term debt	307,968	286,964
Other non-current liabilities	5,983	8,264
Investments and payables with subsidiaries	76,406	—

Total liabilities	395,204	300,224
Total stockholders’ deficit	(191,564)	(40,393)

Total liabilities and stockholders’ deficit	$203,640	$259,831

Gogo Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Interest income	$(1,681)	$(978)	$(158)
Interest expense	34,577	32,461	24,609

Total other (income) expense	32,896	31,483	24,451

Income (loss) before income taxes	(32,896)	(31,483)	(24,451)
Income tax provision (benefit)	(2,045)	1,276	1,238
Equity losses of subsidiaries	141,144	91,746	81,924

Net loss	(171,995)	(124,505)	(107,613)

Comprehensive loss	$(171,995)	$(124,480)	$(108,601)

Gogo Inc.

Condensed Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net loss	$(171,995)	$(124,505)	$(107,613)
Accretion of debt discount	19,520	17,496	12,555
Amortization of deferred financing costs	1,484	1,392	1,044
Subsidiary equity losses	141,144	91,746	81,924
Deferred income taxes	(2,281)	839	827
Other operating activities	(609)	(319)	4,544

Net cash used in operating activities	(12,737)	(13,351)	(6,719)

Acquisition of short-term investments	(192,893)	(213,905)	(329,503)
Redemption of short-term investments	213,905	179,593	189,868
Investments and advances with subsidiaries	601	(23,312)	(71,964)
Other, net	14	(114)	—

Net cash provided by (used in) investing activities	21,627	(57,738)	(211,599)

Financing activities:
Proceeds from issuance of convertible notes	—	—	361,940
Forward transactions	—	—	(140,000)
Other financing activities	(227)	271	(5,724)

Net cash provided by (used in) financing activities	(227)	271	216,216

Increase (decrease) in cash and cash equivalents	8,663	(70,818)	(2,102)
Cash and cash equivalents at the beginning of period	1,071	71,889	73,991

Cash and cash equivalents at the end of period	$9,734	$1,071	$71,889

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2017 that are designed to provide reasonable assurance that information required to be disclosed in this report is recorded, processed, summarized and reported within required time periods. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

The management of Gogo, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have assessed the effectiveness of Gogo’s internal control over financial reporting as of December 31, 2017, based on the criteria set forth in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2017, which report is included on Page 132 of this Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Gogo Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gogo Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 22, 2018

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2017.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 is incorporated herein by reference.

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans as of the end of 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	12,338,834	(1)	13.96	(2)	4,191,287	(3)

Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	12,338,834		13.96		4,191,287

(1)	Represents the number of shares associated with options, Restricted Stock Units and Deferred Share Units outstanding as of December 31, 2017.
(2)	Represents the weighted average exercise price of the 10,387,376 options disclosed in column (a).
(3)	Represents the number of shares remaining available for future issuance under our Stock Option Plan, 2016 Omnibus Incentive Plan, 2013 Omnibus Incentive Plan and Employee Stock Purchase Plan. Of this number, only 2,317,798 shares are available for issuance with respect to Restricted Stock Units, Deferred Share Units and other awards based on the full value of stock (rather than an increase in value) under our 2016 Omnibus Incentive Plan and 2013 Omnibus Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

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

3.	Exhibits

Exhibit Number	Description of Exhibits

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 7, 2013 (File No. 001-35975))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on August 7, 2013 (File No. 001-35975))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

4.2	Registration Rights Agreement, dated as of December 31, 2009, by and between AC Holdco Inc. and the Class A Holders, the Ripplewood Investors, the Thorne Investors and the other investors named therein (incorporated by reference to Exhibit 4.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

4.3	Indenture, dated as of March 9, 2015, by and between Gogo Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 9, 2015 (File No. 001-35975))

4.4	Global 3.75% Convertible Senior Note due 2020, dated March 9, 2015 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 9, 2015 (File No. 001-35975))

4.5	Indenture, dated as of June 14, 2016, between Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

4.6	Form of 12.500% Senior Secured Note due 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

Exhibit Number	Description of Exhibits

4.7	First Supplemental Indenture, dated as of September 20, 2017, by and among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 20, 2017 (File No. 001-35975))

10.1.1	Amended and Restated In-Flight Connectivity Services Agreement, dated as of April 7, 2011, by and between Delta Air Lines, Inc. and Aircell LLC (incorporated by reference to Exhibit 10.1.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.2	Amendment No. 1 to the Amended and Restated In-Flight Connectivity Services Agreement, dated as of September 27, 2011, by and between Delta Air Lines Inc. and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.3	International In-Flight Connectivity Services Agreement, dated as of March 20, 2013, by and between Delta Air Lines Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.4	Development, Test, and Deployment Products Standard Terms and Conditions, dated as of September 26, 2007, by and between Qualcomm Incorporated and Aircell LLC (incorporated by reference to Exhibit 10.1.13 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.5	Master Supply and Services Agreement, dated as of August 17, 2011, by and between ZTE USA, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.17 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.6	Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.41 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.7	Single Licensee Software Escrow Agreement, dated as of February 2, 2013, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.42 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.8	Amendment No. 1 to the Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.43 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.9	Amendment No. 2 to the Product Development and Manufacturing Agreement, dated as of October 3, 2011, by and between XipLink, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.44 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.10	Amendment No. 1 to the International In-Flight Connectivity Services Agreement, dated as of February 25, 2014, by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.50 to Form 10-Q filed on May 12, 2014 (File No. 001-35975))

10.1.11	Amendment No. 2 to the Amended and Restated In-Flight Connectivity Services Agreement, dated as of February 25, 2014, by and between Delta Air Lines, Inc. and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.51 to Form 10-Q filed on May 12, 2014 (File No. 001-35975))

10.1.12	Amended and Restated Manufacturing Services and Product Supply Agreement, dated as of May 19, 2014 between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.53 to Form 10-Q filed on August 11, 2014 (File No. 001-35975))

Exhibit Number	Description of Exhibits

10.1.13	Amendment No. 3, dated as of April 1, 2015, to the Amended and Restated In-Flight Connectivity Services Agreement, by and between Delta Air Lines, Inc. and Gogo LLC (f/k/a Aircell LLC) (incorporated by reference to Exhibit 10.1.45 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.14	Amendment No. 2, dated as of April 1, 2015, to the International In-Flight Connectivity Services Agreement, by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.46 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.15	2Ku In-Flight Connectivity Services Agreement, dated as of April 1, 2015, by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.47 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.16	Product Development and Manufacturing Agreement, dated as of November 13, 2012, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.48 to Form 10-Q/A filed on November 9, 2015 (File No. 001-35975))

10.1.17	Product Development and Manufacturing Agreement Exhibit A, Revision 1, dated as of March 27, 2012, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.49 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.18	Product Development and Manufacturing Agreement Exhibit A-2, dated as of September 12, 2013, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.50 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.19	Product Development and Manufacturing Agreement Exhibit A-2, Revision 1, dated as of June 10, 2014, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.51 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.20	Amendment No. 1 to the Product Development and Manufacturing Agreement, dated as of June 10, 2014, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.52 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.21	Amendment No. 2 to the Product Development and Manufacturing Agreement, dated as of January 31, 2015, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.53 to Form 10-Q filed on August 6, 2015 (File No. 001-35975)

10.1.22	Amendment No. 3 to the Product Development and Manufacturing Agreement, dated as of May 12, 2015, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.54 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.1.23	Amendment No. 1 to the Amended and Restated Manufacturing Services and Product Supply Agreement, dated December 10, 2015, by and between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.30 to Form 10-K filed on February 25, 2016 (File No. 001-35975))

10.1.24	Amendment No. 2 to the Master Supply and Services Agreement, dated as of December 31, 2015, by and between ZTE USA, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.31 to Form 10-K filed on February 25, 2016 (File No. 001-35975))

10.1.25

Master Services Agreement, dated as of August  17, 2012, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.35 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.1.26	Service Order, dated as of February 18, 2016, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.31 to Form 10-Q filed on May 6, 2016 (File No. 001-35975))

Exhibit Number	Description of Exhibits

10.1.27	Service Order, dated as of February 18, 2016, by and between New Skies Satellites B.V. and Gogo LLC (incorporated by reference to Exhibit 10.1.32 to Form 10-Q filed on May 6, 2016 (File No. 001-35975))

10.1.28	Agreement, dated as of March 6, 2016, by and between IntelSat Corp. and Gogo LLC (incorporated by reference to Exhibit 10.1.33 to Form 10-Q filed on May 6, 2016 (File No. 001-35975))

10.1.29	Amended and Restated Product Development and Manufacturing Agreement, dated as of April 1, 2016, by and between ThinKom Solutions, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.36 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))

10.1.30	Amendment No. 1 to the 2Ku In-Flight Connectivity Services Agreement, dated as of April 1, 2016, by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.38 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))

10.1.31	Amendment No. 2 to the 2Ku In-Flight Connectivity Service Agreement, dated as of October 14, 2016 by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.37 to Form 10-K filed on February 27, 2017 (File No. 001-35975))

10.1.32	Letter Agreement, dated September 1, 2016, by and between Gogo LLC and ThinKom Solutions Inc. (incorporated by reference to Exhibit 10.1.39 to Form 10-K filed on February 27, 2017 (File No. 001-35975))

10.1.33	Letter Agreement, dated September 6, 2016, by and between Gogo LLC and ThinKom Solutions Inc. (incorporated by reference to Exhibit 10.1.40 to Form 10-K filed on February 27, 2017 (File No. 001-35975))

10.1.34	Statement of Work #1, dated November 4, 2016, to the 2Ku In-Flight Services Agreement by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.41 to Form 10-K filed on February 27, 2017 (File No. 001-35975))

10.1.35	Statement of Work #2, dated December 16, 2016, to the 2Ku In-Flight Services Agreement by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.42 to Form 10-K filed on February 27, 2017 (File No. 001-35975))

10.1.36	Letter Agreement, dated February 1, 2017, by and between Gogo LLC and American Airlines, Inc. (incorporated by reference to Exhibit 10.1.43 to Form 10-Q filed on May 4, 2017 (File No. 001-35975))

10.1.37	Unified In-Flight Connectivity Hardware, Services and Maintenance Agreement, dated as of February 1, 2017, by and between Gogo LLC and American Airlines, Inc. (incorporated by reference to Exhibit 10.1.44 to Form 10-Q filed on May 4, 2017 (File No. 001-35975))

10.1.38	Amendment #1, dated April 3, 2017, to the Statement of Work #1 to the 2Ku In-Flight Connectivity Services Agreement by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.47 to Form 10-Q filed on August 7, 2017 (File No. 001-35975))

10.1.39	Amendment #1, dated April 3, 2017, to Statement of Work #2 to the 2Ku In-Flight Connectivity Services Agreement by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.48 to Form 10-Q filed on August 7, 2017 (File No. 001-35975))

10.1.40	Amendment #3 to the 2Ku In-Flight Connectivity Services Agreement dated April 13, 2017 by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.49 to Form 10-Q filed on August 7, 2017 (File No. 001-35975))

Exhibit Number	Description of Exhibits

10.1.41	Statement of Work #4, dated May 4, 2017, to the 2Ku In-Flight Connectivity Services Agreement by and between Delta Air Lines, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.50 to Form 10-Q filed on August 7, 2017 (File No. 001-35975))

10.1.42	Amendment #1 to the Unified In-Flight Connectivity Hardware, Services and Maintenance Agreement, dated as of July 28, 2017, between Gogo LLC and American Airlines, Inc. (incorporated by reference to Exhibit 10.1.51 to Form 10-Q filed on November 2, 2017 (File No. 001-35975))

10.1.43	Amendment No. 3 to the Master Supply and Services Agreement, dated as of July 1, 2017, by and between ZTE USA, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.54 to Form 10-Q filed on November 2, 2017 (File No. 001-35975))

10.2.1 #	Employment Agreement, by and between Aircell Holdings Inc., Aircell LLC and Michael J. Small, effective as of July 29, 2010 (incorporated by reference to Exhibit 10.2.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.2 #	Employment Agreement, by and between Aircell LLC and John Wade, effective as of November 10, 2008 (incorporated by reference to Exhibit 10.2.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.3 #	Amendment No. 1 to the Employment Agreement, by and between Aircell LLC and John Wade, effective as of January 31, 2009 (incorporated by reference to Exhibit 10.2.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.4 #	Employment Agreement, by and between Aircell Inc. and Anand Chari, effective as of July 12, 2006 (incorporated by reference to Exhibit 10.2.6 to Amendment No. 2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.5 #	Amendment No. 1 to the Employment Agreement, by and between Aircell Inc. and Anand Chari, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.2.7 to Amendment No. 2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.6 #	Change in Control Severance Agreement, dated as of March 6, 2013, by and between Gogo Inc. and Michael J. Small (incorporated by reference to Exhibit 10.2.9 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.7 #	Form of Change in Control Severance Agreement, for officers other than Michael J. Small (incorporated by reference to Exhibit 10.2.10 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.8#	Amendment No. 2 to the Employment Agreement, between Gogo LLC (f/k/a Aircell LLC) and Anand Chari, effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2.10 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.2.9#	Amendment No. 2 to the Employment Agreement, between Gogo LLC (f/k/a Aircell LLC) and John Wade, effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2.11 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.2.10#	Employment Agreement, by and between Gogo LLC and Barry Rowan, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.2.14 to Form 10-Q filed on May 4, 2017 (File No. 001-35975))

10.2.11#	Change in Control Severance Agreement, dated as of April 24, 2017, by and between Gogo Inc. and Barry Rowan (incorporated by reference to Exhibit 10.2.15 to Form 10-Q filed on May 4, 2017 (File No. 001-35975))

Exhibit Number	Description of Exhibits

10.3.1 #	Aircell Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.2 #	Amendment No. 1 to the Aircell Holdings Inc. Stock Option Plan, effective as of June 2, 2010 (incorporated by reference to Exhibit 10.3.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.3 #	Amendment No. 2 to the Aircell Holdings Inc. Stock Option Plan, dated as of December 14, 2011 (incorporated by reference to Exhibit 10.3.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.4 #	Amendment No. 3 to the Aircell Holdings Inc. Stock Option Plan, effective as of May 31, 2013 (incorporated by reference to Exhibit 10.3.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.5 #	Form of Stock Option Agreement for Aircell Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.3.6 #	Form of Stock Option Agreement for Aircell Holdings Inc. Stock Option Plan (for June 2013 grants) (incorporated by reference to Exhibit 10.3.6 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.4.1 #	Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.4.2 #	Form of Stock Option Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))

10.4.3 #	Form of Restricted Stock Unit Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.3 to Form 10-K filed on February 27, 2015 (File No. 001-35975))

10.4.4 #	Form of Restricted Stock Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.4 to Form 10-K filed on February 27, 2015 (File No. 001-35975))

10.4.5 #	Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.5 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))

10.4.6 #	Form of Stock Option Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.6 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))

10.4.7 #	Form of Performance Stock Option Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.7 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))

10.4.8 #	Form of Restricted Stock Unit Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.8 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))

10.4.9 #	Form of Performance Restricted Stock Unit Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.9 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))

10.5.1 #	Gogo Inc. Annual Incentive Plan (as amended as of April 14, 2016) (incorporated by reference to Exhibit 10.4.10 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))

10.6 #	Gogo Inc. Section 409A Specified Employee Policy (incorporated by reference to Exhibit 10.7 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

Exhibit Number	Description of Exhibits

10.7.1 #	Form of Indemnification Agreement entered into between Gogo Inc. and each of its Directors (incorporated by reference to Exhibit 10.8.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.7.2 #	Form of Indemnification Agreement entered into between Gogo Inc. and each of its Officers (incorporated by reference to Exhibit 10.8.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.8.1	Collateral Agreement, dated as of June 14, 2016, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors and U.S. National Bank Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

10.8.2	Collateral Agency Agreement, dated as of June 14, 2016, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors and U.S. National Bank Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

10.8.3	Patent Security Agreement, dated as of June 14, 2016, by Gogo LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

10.8.4	Trademark Security Agreement, dated as of June 14, 2016, by Gogo LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

10.8.5	Copyright Security Agreement, dated as of June 14, 2016, by Gogo LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.5 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

10.8.6	Trademark Security Agreement, dated as of June 14, 2016, by Gogo Business Aviation LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.6 to Form 8-K filed on June 14, 2016 (File No. 001-35975))

10.8.7	Reaffirmation Agreement, dated as of January 3, 2017, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc. and the Subsidiary Guarantors party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 3, 2017 (File No. 001-35975))

10.8.8	Additional Secured Debt Designation, dated as of January 3, 2017, by and between Gogo Intermediate Holdings LLC and Gogo Finance Co. Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 3, 2017 (File No. 001-35975))

10.8.9	Amendment Number 1 to Collateral Agreement, dated as of September 20, 2017, made by Gogo Inc., Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc. and certain of their Subsidiaries in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 20, 2017 (File No. 001-35975))

10.8.10	Reaffirmation Agreement, dated as of September 25, 2017, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc. and the Subsidiary Guarantors party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 25, 2017 (File No. 001-35975))

10.8.11	Additional Secured Debt Designation, dated as of September 25, 2017, by and between Gogo Intermediate Holdings LLC and Gogo Finance Co. Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 25, 2017 (File No. 001-35975))

10.9.1 #	Director Compensation Policy, adopted June 16, 2015 (incorporated by reference to Exhibit 10.9.1 to Form 10-Q/A filed on February 25, 2016 (File No. 001-35975))

Exhibit Number	Description of Exhibits

10.9.2 #	Form of Director Deferred Share Unit Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))

10.9.3 #	Form of Director Stock Option Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.3 to Form 10-K filed on March 14, 2014 (File No. 001-35975))

10.10.1	Purchase Agreement, dated March 3, 2015, by and among Gogo Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 9, 2015 (File No. 001-35975))

10.10.2	Forward Stock Purchase Confirmation, dated as of March 3, 2015, by and between Gogo Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 9, 2015 (File No. 001-35975))

10.10.3	Forward Stock Purchase Confirmation, dated as of March 3, 2015, by and between Gogo Inc. and Merrill Lynch International, acting through its agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 9, 2015 (File No. 001-35975))

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
#	Indicates management contract or compensatory plan or arrangement

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gogo Inc. (the registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2018.

Gogo Inc.

By:	/s/ Michael J. Small
Name:	Michael J. Small
Title:	President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry Rowan and Marguerite M. Elias, and each of them, his true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Gogo Inc. and in the capacities indicated, on February 22, 2018.

Signature	Title

/s/ Michael J. Small	President and Chief Executive Officer and Director
Michael J. Small	(Principal Executive Officer)

/s/ Barry Rowan	Executive Vice President and Chief Financial Officer
Barry Rowan	(Principal Financial Officer)

/s/ Michael P. Bayer	Senior Vice President, Controller and Chief Accounting Officer
Michael P. Bayer	(Principal Accounting Officer)

/s/ Ronald T. LeMay	Chairman of the Board
Ronald T. LeMay

/s/ Robert L. Crandall	Director
Robert Crandall

/s/ Hugh W. Jones	Director
Hugh W. Jones

/s/ Michele Coleman Mayes	Director
Michele Coleman Mayes

/s/ Robert H. Mundheim	Director
Robert H. Mundheim

/s/ Christopher D. Payne	Director
Christopher D. Payne

/s/ Oakleigh Thorne	Director
Oakleigh Thorne

/s/ Charles C. Townsend	Director
Charles C. Townsend

/s/ Harris N. Williams	Director
Harris N. Williams