Form 10-Q
period 2018-03-31
Gogo Inc.
filed 2018-05-04
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, 87,004,342 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$117,039	$196,356
Short-term investments	182,633	212,792

Total cash, cash equivalents and short-term investments	299,672	409,148
Accounts receivable, net of allowances of $547 and $587, respectively	131,738	117,896
Inventories	168,782	45,543
Prepaid expenses and other current assets	28,638	20,310

Total current assets	628,830	592,897

Non-current assets:
Property and equipment, net	530,687	656,038
Goodwill and intangible assets, net	84,498	87,133
Other non-current assets	56,127	67,107

Total non-current assets	671,312	810,278

Total assets	$1,300,142	$1,403,175

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$42,149	$27,130
Accrued liabilities	163,521	201,815
Deferred revenue	36,227	43,448
Deferred airborne lease incentives	29,472	42,096
Current portion of capital leases	1,468	1,789

Total current liabilities	272,837	316,278

Non-current liabilities:
Long-term debt	1,006,442	1,000,868
Deferred airborne lease incentives	124,653	142,938
Other non-current liabilities	87,546	134,655

Total non-current liabilities	1,218,641	1,278,461

Total liabilities	1,491,478	1,594,739

Commitments and contingencies (Note 12)	—	—

Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2018 and December 31, 2017; 87,207,013 and 87,062,578 shares issued at March 31, 2018 and December 31, 2017, respectively; and 87,007,075 and 86,843,928 shares outstanding at March 31, 2018 and December 31, 2017, respectively	9	9
Additional paid-in-capital	903,045	898,729
Accumulated other comprehensive loss	(1,767)	(933)
Accumulated deficit	(1,092,623)	(1,089,369)

Total stockholders’ deficit	(191,336)	(191,564)

Total liabilities and stockholders’ deficit	$1,300,142	$1,403,175

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2018	2017
Revenue:
Service revenue	$150,678	$146,495
Equipment revenue	81,147	18,911

Total revenue	231,825	165,406

Operating expenses:
Cost of service revenue (exclusive of items shown below)	74,947	64,813
Cost of equipment revenue (exclusive of items shown below)	52,293	11,648
Engineering, design and development	29,777	36,264
Sales and marketing	15,901	14,395
General and administrative	25,159	22,549
Depreciation and amortization	35,919	30,435

Total operating expenses	233,996	180,104

Operating loss	(2,171)	(14,698)

Other (income) expense:
Interest income	(1,076)	(545)
Interest expense	30,554	26,943
Other (income) expense	(505)	38

Total other expense	28,973	26,436

Loss before income taxes	(31,144)	(41,134)
Income tax provision (benefit)	(3,725)	233

Net loss	$(27,419)	$(41,367)

Net loss attributable to common stock per share—basic and diluted	$(0.34)	$(0.52)

Weighted average number of shares—basic and diluted	79,696	79,139

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months
	Ended March 31,
	2018	2017
Net loss	$(27,419)	$(41,367)
Currency translation adjustments	(834)	226

Comprehensive loss	$(28,253)	$(41,141)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2018	2017
Operating activities:
Net loss	$(27,419)	$(41,367)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	35,919	30,435
Loss on asset disposals, abandonments and write-downs	1,687	2,165
Gain on transition to airline-directed model	(19,302)	—
Deferred income taxes	(3,863)	317
Stock-based compensation expense	4,386	4,330
Amortization of deferred financing costs	1,035	896
Accretion and amortization of debt discount and premium	4,539	4,508
Changes in operating assets and liabilities:
Accounts receivable	(14,046)	(2,872)
Inventories	(12,304)	(969)
Prepaid expenses and other current assets	(896)	8,296
Accounts payable	11,755	1,094
Accrued liabilities	(6,787)	(5,626)
Deferred airborne lease incentives	(1,834)	3,559
Deferred revenue	5,440	2,586
Accrued interest	(24,955)	(20,867)
Other non-current assets and liabilities	440	(532)

Net cash used in operating activities	(46,205)	(14,047)

Investing activities:
Purchases of property and equipment	(56,886)	(63,655)
Acquisition of intangible assets—capitalized software	(5,772)	(7,953)
Purchases of short-term investments	(39,323)	(109,439)
Redemptions of short-term investments	69,482	114,641

Net cash used in investing activities	(32,499)	(66,406)

Financing activities:
Proceeds from the issuance of senior secured notes	—	70,200
Payment of issuance costs	—	(1,120)
Payments on capital leases	(618)	(697)
Stock-based compensation activity	(70)	555

Net cash provided by (used in) financing activities	(688)	68,938

Effect of exchange rate changes on cash	75	142

Decrease in cash, cash equivalents and restricted cash	(79,317)	(11,373)
Cash, cash equivalents and restricted cash at beginning of period	203,729	125,189

Cash, cash equivalents and restricted cash at end of period	$124,412	$113,816

Cash, cash equivalents and restricted cash at end of period	$124,412	$113,816
Less: current restricted cash	738	614
Less: non-current restricted cash	6,635	7,273

Cash and cash equivalents at end of period	$117,039	$105,929

Supplemental Cash Flow Information:
Cash paid for interest	$49,911	$42,698
Cash paid for taxes	15	9

Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$23,325	$49,043
Purchases of property and equipment paid by commercial airlines	2,060	3,408
Purchases of property and equipment under capital leases	—	1,155
Acquisition of intangible assets in current liabilities	653	1,534
Asset retirement obligation incurred and adjustments	4	425

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Business - Gogo (“we”, “us”, “our”) is the global leader in providing broadband connectivity solutions and wireless in-flight entertainment to the aviation industry. We operate through the following three segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA.” Services provided by our CA-NA and CA-ROW businesses include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”), which offers airlines connectivity for various operations and currently include, among others, real-time credit card transaction processing, electronic flight bags and real-time weather information. Services are provided by CA-NA on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. CA-ROW provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) on which our international service is provided. BA provides in-flight Internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service, Passenger Entertainment, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2018 (the “2017 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

We have one class of common stock outstanding as of March 31, 2018 and December 31, 2017.

Reclassifications - To conform with the current year presentation, certain amounts in our unaudited condensed consolidated statement of cash flows for the three month period ended March 31, 2017 have been reclassified. Specifically, accrued airline revenue share of $918 thousand and current deferred rent of $11 thousand have been combined with accrued liabilities and non-current deferred rent of $359 thousand has been combined with other non-current assets and liabilities.

Transition to airline-directed model - The accounting treatment for one of our airline agreements transitioned from our turnkey model to our airline-directed model in January 2018 due to specific provisions elected by the airline that resulted in the transfer of control of the previously installed connectivity equipment. Upon transition to the airline-directed model, the net book value of all previously delivered equipment classified within property and equipment was reclassified to cost of equipment revenue. Additionally, the unamortized proceeds previously received for equipment and classified within current and non-current deferred airborne lease incentives were eliminated and included as part of estimated contract value, which was then allocated amongst the various performance obligations under the agreement. The value allocated to previously delivered equipment was immediately recognized as equipment revenue in our unaudited condensed consolidated financial statements; refer to Note 3, “Revenue Recognition,” for additional disclosures relating to the allocation of consideration among identified performance obligations. For amounts recognized in equipment revenue that were in excess of the amounts billed, we recorded current and non-current contract assets included within prepaid expenses and other current assets and other non-current assets, respectively; refer to Note 3, “Revenue Recognition,” for additional details. In connection with the airline’s transition to the airline-directed model, we also established warranty reserves related to previously sold equipment that are still under a warranty period, which is included within accrued liabilities. See Note 8, “Warranties,” for additional information. This transition from the turnkey model to the

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

airline-directed model occurred on January 4, 2018 and the total financial statement effect on our unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of operations was as follows (in thousands):

Increase (decrease)
Unaudited condensed consolidated balance sheet
Prepaid expense and other current assets	$6,603
Property and equipment, net	(34,965)
Other non-current assets	18,783
Accrued liabilities	2,000
Current deferred airborne lease incentive	(13,592)
Non-current deferred airborne lease incentive	(17,289)

Unaudited condensed consolidated statement of operations
Equipment revenue	45,396
Cost of equipment revenue	26,094

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the significant estimates and bases such estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. However, actual results could differ materially from those estimates.

Under agreements with certain of our airline partners to upgrade our equipment on certain aircraft or decommission certain aircraft on which our equipment is installed, on a quarterly basis we reassess the useful life of the affected equipment. As a result, we shorten the useful lives of the affected equipment to be consistent with the estimated upgrade date or aircraft decommissioning date, as applicable. We also shorten the related remaining amortization period for deferred airborne lease incentives for certain equipment on aircraft to be decommissioned. The change in estimated useful lives related to these events resulted in increases in depreciation expense of $4.3 million in the three months ended March 31, 2018 and increases in the amortization of deferred airborne lease incentives, which reduced our cost of service revenue of $1.0 million in the three months ended March 31, 2018. As a result, net loss per basic and fully diluted share increased by $0.04 for the three month period ended March 31, 2018.

2.	Recent Accounting Pronouncements

Revenue recognition related new pronouncements:

On January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”) using the modified retrospective method. As a result, we recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings as of January 1, 2018. Our historical financial statements have not been restated and continue to be reported under the revenue accounting standard in effect for those periods.

Prior to the adoption of ASC 606, equipment revenue (and related cost) under some of our CA-NA and CA-ROW segment contracts was deferred and recognized over the life of the contract as the equipment and connectivity services did not meet the requirements to be treated as separate units of accounting. Under ASC 606, these same equipment transactions qualify as standalone performance obligations and, therefore, equipment revenue (and related cost) is recognized upon acceptance by our airline customers. Adoption of the new standard did not materially affect the amount or timing of equipment revenue recognized from our BA segment. Our service revenue across all segments continues to be recognized as the services are provided to customers.

In conjunction with the adoption of ASC 606, we also adopted Accounting Standard Codification Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers (“ASC 340-40”), which requires the capitalization of costs incurred to obtain or fulfill a contract with a customer. Prior to the adoption of ASC 340-40, we expensed all fulfillment and other costs associated with airline-directed contracts, which were comprised predominantly of costs incurred to obtain supplemental type certificates (“STCs”); these costs are now required to be capitalized and

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

amortized to expense over the life of the contract (and are included within engineering, design and development in our unaudited condensed consolidated financial statements). Costs associated with our turnkey contracts are not eligible for capitalization under ASC 340-40 and will continue to be expensed as incurred.

The cumulative effect of the adoption of ASC 606 and ASC 340-40 to our unaudited condensed consolidated balance sheet as of January 1, 2018 was as follows (in thousands):

	Balance at		Balance at
	December 31,		January 1,
	2017	Adjustments	2018
Assets
Inventories	$45,543	$974	$46,517
Prepaid expenses and other current assets	20,310	603	20,913
Property and equipment, net	656,038	(2,966)	653,072
Other non-current assets	67,107	(30,006)	37,101

Liabilities
Current deferred revenue	43,448	(7,182)	36,266
Other non-current liabilities	134,655	(48,378)	86,277

Equity
Accumulated deficit	(1,089,369)	24,165	(1,065,204)

See Note 3, “Revenue Recognition,” for additional information.

On January 1, 2018, we adopted ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”), which amends the guidance on extinguishing financial liabilities for certain prepaid stored-value products by requiring that entities that sell prepaid stored-value products recognize breakage proportionally as the prepaid stored-value product is being redeemed rather than immediately upon sale of the product. Adoption of this standard did not have a material impact on our consolidated financial statements.

All other new pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that records most leases on the balance sheet. ASU 2016-02 also aligns certain underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard. Furthermore, ASU 2016-02 eliminates the required use of bright-line tests used in current GAAP for determining lease classification. It also requires lessors to provide additional transparency into their exposure to the changes in value of their residual assets and how they manage that exposure. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. We will adopt this as guidance as of January 1, 2019, and we are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

On January 1, 2018, we adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends ASC 230, Statement of Cash Flows, the FASB’s standard for reporting cash flows in general-purpose financial statements. The amendment addresses the diversity in practice related to the classification of certain cash receipts and payments including debt prepayment or debt extinguishment costs. We adopted this guidance using the full retrospective method, which did not have a material impact on our consolidated financial statements as we have historically reported debt prepayment and debt extinguishment costs in a manner consistent with ASU 2016-15.

On January 1, 2018, we adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This is intended to reduce the complexity of GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. Adoption of this standard did not have a material impact on our consolidated financial statements.

On January 1, 2018, we adopted ASU 2016-18, Restricted Cash – A Consensus of the FASB Emerging Issues Task Force, (“ASU 2016-18”), which amends ASC 230, Statement of Cash Flows, to clarify guidance on the classification and presentation of restricted cash in the statement of cash flows using the full retrospective method.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Adoption of this standard did not have a material impact on our consolidated financial statements. See our unaudited condensed consolidated statements of cash flows for the reconciliation of cash presented in the statements of cash flows to the cash presented on the balance sheet.

On January 1, 2018, we adopted ASU 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. Adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of ASU 2018-02 on our consolidated financial statements and related disclosures.

3.	Revenue Recognition

Our revenue is primarily earned from providing connectivity and entertainment services and through sales of equipment. Additionally, to a lesser extent, we earn revenue from providing ancillary services, including installation and Connected Aircraft Services (“CAS”).

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue as we satisfy the performance obligations

For CA-NA and CA-ROW, pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines in order to deliver our service to passengers on the aircraft. We currently have two types of commercial airline arrangements: turnkey and airline-directed. Under the airline-directed model, we have transferred control of the equipment to the airline and therefore the airline is our customer in these transactions. Under the turnkey model, we have not transferred control of our equipment to our airline partner and, as a result, the airline passenger is deemed to be our customer. Transactions with our airline partners under the turnkey model are accounted for as an operating lease of space on an aircraft. See Note 11, “Leases,” for additional information on the turnkey model.

CA-NA and CA-ROW Service Revenue:

CA-NA and CA-ROW revenue consists of service revenue primarily derived from connectivity services, and, to a lesser extent, from entertainment services and CAS. Connectivity is provided to our customers using both our ATG and satellite technologies.

Airline-directed connectivity revenue:

As noted above, under the airline-directed model, the airline is our customer and we earn service revenue as connectivity services are consumed directly by the airline or indirectly by passengers.

Turnkey connectivity revenue (passenger connectivity):

Under the turnkey model, passenger connectivity revenue is generated by services paid for by passengers, airlines and third parties.

Passenger paid revenue represents point-of-sale sessions (which may be flight-based, time-based, multiple individual session packages (“multi-pack”) and subscriptions). Flight-based, time-based and multi-pack revenue is recognized when the sessions are used. Subscription revenue is recognized evenly throughout the subscription period, regardless of the number of times the customer uses the network.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Third party and airline paid revenue is generated by sales of connectivity services to airlines or third parties in sponsorship, wholesale, enterprise and roaming arrangements. Sponsorship revenue is recognized over the sponsorship term. Revenue from wholesale, enterprise and roaming arrangements is recognized as sessions are used by the passenger.

Entertainment revenue:

Entertainment revenue consists of entertainment services we provide to the airline for use by its passengers. Revenue is recognized as the services are provided to the airline.

CAS:

CAS includes, among other things, real-time credit card transaction processing, electronic flight bags and real-time weather information. Revenue is recognized as the service is provided.

BA Service Revenue:

BA service revenue primarily consists of monthly subscription and usage fees paid by aircraft owners and operators for telecommunication, data, and in-flight entertainment services. Revenue is recognized as the services are provided to the customer.

Equipment Revenue:

Equipment revenue primarily consists of the sale of ATG and satellite connectivity equipment and the sale of entertainment equipment. CA-NA and CA-ROW recognize equipment revenue upon acceptance by our airline customers. BA recognizes equipment revenue when the equipment is shipped to OEMs and dealers.

Equipment revenue also includes revenue generated by the installation of the connectivity or entertainment equipment on commercial aircraft, which is recognized when the installation is complete.

Contract price and allocation considerations:

Our CA-NA and CA-ROW airline-directed contracts contain multiple performance obligations, which primarily include the sale of equipment, installation services, connectivity services and entertainment services. For these contracts, we account for each distinct good or service as a separate performance obligation. We allocate the contract’s transaction price to each performance obligation using the relative standalone selling price, which is based on the actual selling price for any good or service sold separately to a similar class of customer, if available. To the extent a good or service is not sold separately, we use our best estimate of the standalone selling price and maximize the use of observable inputs. The primary method we use to estimate the standalone selling price is the expected cost-plus margin approach.

The contractual consideration used for allocation purposes includes connectivity and entertainment services, which may be based on a fixed monthly fee per aircraft or a variable fee based on the volume of connectivity activity, or a combination of both. Examples of variable consideration within our contracts include megabyte overages and pay-per-use sessions. We constrain our estimates to reduce the probability of a significant revenue reversal in future periods, allocate such variable consideration to the identified performance obligations and recognize revenue in the period the services are provided. Our estimates are based on historical experience, anticipated future performance, market conditions and our best judgment at the time.

A significant change in one or more of these estimates could affect our estimated contract value, and we regularly review and update our estimates and recognize adjustments under the cumulative catch-up method. Any adjustment under this method is recorded as a cumulative adjustment in the period identified and revenue for future periods is recognized using the new adjusted estimate.

As of March 31, 2018, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations is approximately $895 million, most of which relates to our commercial aviation contracts. Approximately $145 million represents future equipment revenue that is expected to be recognized within the next 1-3 years. The remaining $750 million primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

the contract (approximately 5-10 years). We have excluded from this amount: all variable consideration derived from our connectivity or entertainment services that is allocated entirely to our performance of obligations related to such services; consideration from contracts that have an original duration of one year or less; revenue from passenger service on airlines operating under the turnkey model; and revenue from contracts that have been executed but under which have not yet met the accounting definition of a contract since the airline has not yet determined which products in our portfolio it wishes to select, and, as a result we are unable to determine which products and services will be transferred to the customer.

Disaggregation of revenue

The following table presents our revenue disaggregated by category for the three-month period ended March 31, 2018 (in thousands):

	For the Three Months Ended
	March 31, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$82,040	$13,649	$47,392	$143,081
Entertainment, CAS and other	6,743	596	258	7,597

Total service revenue	$88,783	$14,245	$47,650	$150,678

Equipment revenue
ATG (1)	$44,762	$—	$15,421	$60,183
Satellite (1)	10,276	4,924	4,258	19,458
Other	—	—	1,506	1,506

Total equipment revenue	$55,038	$4,924	$21,185	$81,147

Customer type
Airline passenger and aircraft owner/operator	$52,924	$4,729	$47,650	$105,303
Airline, OEM and aftermarket dealer (2)	77,426	12,694	21,185	111,305
Third party	13,471	1,746	—	15,217

Total revenue	$143,821	$19,169	$68,835	$231,825

1)	ATG and satellite equipment revenue for the CA-NA segment includes the $45.4 million related to the accounting impact of the transition of one of our airline partners to the airline-directed model. Approximately $43.4 million was included in ATG equipment revenue and approximately $2.0 million was included in satellite equipment revenue.
2)	Airline, OEM and aftermarket dealer revenue includes all equipment revenue for our three segments, including the $45.4 million accounting impact of the transition of one of our airlines partners to the airline-directed model.

Contract balances

Our current and non-current deferred revenue balances totaled $66.5 million and $61.1 million as of March 31, 2018, and January 1, 2018, respectively. Deferred revenue includes, among other things, equipment, multi-packs, subscriptions and sponsorships activities.

Our current and non-current contract asset balances totaled $27.7 million and $5.1 million as of March 31, 2018 and January 1, 2018, respectively. Contract assets represents the aggregate amount of revenue recognized in excess of billings for our airline-directed contracts.

Our STC balances were $8.4 million and $7.6 million as of March 31, 2018, and January 1, 2018, respectively. We recognized $0.2 million of deferred STC costs as part of our engineering, design and development costs in our unaudited condensed consolidated statement of operations during the three month period ended March 31, 2018. As noted above, STC costs for our airline-directed contracts are capitalized and expensed on a straight-line basis over the life of the contract.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Impact of adoption of ASC 606

The following table presents the post adoption impact of ASC 606 on our unaudited condensed consolidated balance sheet and the statement of operations (in thousands):

	As of March 31, 2018
			Balances
			Without
	As	Impact of	Adoption of
	Reported	ASC 606	ASC 606
Assets
Prepaid expenses and other current assets	$28,638	$(458)	$28,180
Other non-current assets	56,127	73,664	129,791

Liabilities
Current deferred revenue	36,227	20,086	56,313
Other non-current liabilities	87,546	85,252	172,798

Equity
Accumulated deficit	(1,092,623)	(24,165)	(1,116,788)

	For the Three Month Period Ended
	March 31, 2018
			Balances
			Without
	As	Impact of	Adoption of
	Reported	ASC 606	ASC 606
Revenue:
Service revenue	$150,678	$4,392	$155,070
Equipment revenue	81,147	(50,658)	30,489

Operating expenses:
Cost of equipment revenue	52,293	(39,150)	13,143
Engineering, design and development	29,777	851	30,628
Net loss	(27,419)	(7,967)	(35,386)

4.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period. The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 9, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Accordingly, the calculation of weighted average shares outstanding as of March 31, 2018 and 2017 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three month periods ended March 31, 2018 and 2017, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2018 and 2017; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2018 and 2017 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2018	2017
Net loss	$(27,419)	$(41,367)
Less: Participation rights of the Forward Transactions	—	—

Undistributed losses	$(27,419)	$(41,367)

Weighted-average common shares outstanding-basic and diluted	79,696	79,139

Net loss attributable to common stock per share-basic and diluted	$(0.34)	$(0.52)

5.	Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Work-in-process component parts	$32,458	$35,009
Finished goods (1)	136,324	10,534

Total inventory	$168,782	$45,543

(1)	The increase in our inventories is primarily due to the allocation of a portion of our uninstalled airborne equipment (i.e., shipsets designated for installation under an airline-directed contract) within our CA-NA and CA-ROW segments from property and equipment, net, to inventories. Historically, all uninstalled airborne equipment for the CA-NA and CA-ROW segments was classified as property and equipment, net, as the majority of our installations were performed under our turnkey model agreements. See Note 11, “Leases” for additional information on the turnkey model treatment. As our uninstalled airborne equipment is increasingly being deployed under airline-directed model agreements, we now allocate our uninstalled airborne equipment between property and equipment, net, and inventories, based on our forecasts of estimated future installations by contract type.

6.	Composition of Certain Balance Sheet Accounts

Property and equipment as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Office equipment, furniture, fixtures and other	$47,849	$46,445
Leasehold improvements	43,417	42,522
Airborne equipment (1) (2)	591,297	765,652
Network equipment	200,140	199,304

	882,703	1,053,923
Accumulated depreciation (1)	(352,016)	(397,885)

Property and equipment, net	$530,687	$656,038

(1)	Changes between March 31, 2018 and December 31, 2017 relate to the accounting impact of the transition of one of our airline partner agreements to the airline-directed model (see Note 1, “Basis of Presentation,” for additional information) and the adoption of ASC 606 (see Note 2, “New Accounting Pronouncements,” for additional information).
(2)	Changes between March 31, 2018 and December 31, 2017 also relates to the allocation of uninstalled airborne equipment to inventory (see Note 5, “Inventories,” for additional information).

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other non-current assets as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Contract Assets (1)	$21,502	$—
Deferred STC costs (1)	8,411	—
Deferred cost of equipment revenue (1)	—	40,986
Restricted cash	6,635	6,873
Other	19,579	19,248

Total other non-current assets	$56,127	$67,107

(1)	Changes between March 31, 2018 and December 31, 2017 are primarily due to the adoption of ASC 606. See Note 2, “New Accounting Pronouncements,” for additional information.

Accrued liabilities as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Employee compensation and benefits	$16,865	$25,621
Airborne equipment and installation costs	24,551	44,059
Airline related accrued liabilities	17,146	13,566
Accrued interest	22,694	47,649
Accrued revenue share	12,768	17,339
Other	69,497	53,581

Total accrued liabilities	$163,521	$201,815

Other non-current liabilities as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Deferred revenue (1)	$30,293	$73,192
Deferred rent	37,152	37,354
Asset retirement obligations	9,869	9,668
Deferred tax liabilities	2,120	5,983
Other	8,112	8,458

Total other non-current liabilities	$87,546	$134,655

(1)	Changes between March 31, 2018 and December 31, 2017 are primarily due to the adoption of ASC 606. See Note 2, “New Accounting Pronouncements,” for additional information.

7.	Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets. Intangible assets with indefinite lives and goodwill are not amortized, but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of our indefinite-lived intangible assets and goodwill during the fourth quarter of each fiscal year. We also reevaluate the useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The results of our annual indefinite-lived intangible assets and goodwill impairment assessments in the fourth quarter of 2017 indicated no impairment.

As of both March 31, 2018 and December 31, 2017, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Our intangible assets, other than goodwill, as of March 31, 2018 and December 31, 2017 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of March 31, 2018			As of December 31, 2017
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:

Software	2.1	$148,172	$(98,916)	$49,256	$145,063	$(93,523)	$51,540
Service customer relationship	2.0	8,081	(6,042)	2,039	8,081	(5,788)	2,293
Other intangible assets	1.4	1,500	(1,200)	300	1,500	(1,103)	397
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—

Total amortized intangible assets		164,477	(112,882)	51,595	161,368	(107,138)	54,230

Unamortized intangible assets:

FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$196,760	$(112,882)	$83,878	$193,651	$(107,138)	$86,513

Amortization expense was $7.6 million and $5.8 million, respectively, for the three month periods ended March 31, 2018 and 2017.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2018 (period from April 1 to December 31)	$19,725
2019	$17,093
2020	$9,236
2021	$3,337
2022	$1,706
Thereafter	$498

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

8.	Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $4.9 million and $2.4 million, respectively, as of March 31, 2018 and December 31, 2017. Changes between March 31, 2018 and December 31, 2017 relate to the accounting impact of the transition of one of our agreements to the airline-directed model. See Note 1, “Basis of Presentation” for additional information.

9.	Long-Term Debt and Other Liabilities

Long-term debt as of March 31, 2018 and December 31, 2017 was as follows (in thousands):

	March 31,	December 31,
	2018	2017
Senior Secured Notes	$704,835	$705,520
Convertible Notes	316,768	311,544

Total debt	1,021,603	1,017,064
Less deferred financing costs	(15,161)	(16,196)

Total long-term debt	$1,006,442	$1,000,868

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Senior Secured Notes – On June 14, 2016 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (the “Co-Issuer” and, together with GIH, the “Issuers”), issued $525 million aggregate principal amount of 12.500% senior secured notes due 2022 (the “Original Senior Secured Notes”) under an Indenture, dated as of June 14, 2016 (the “Original Indenture”), among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Subsidiary Guarantors” and, together with us, the “Guarantors”), and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). On January 3, 2017, the Issuers issued $65 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “January 2017 Additional Notes”). The January 2017 Additional Notes were issued at a price equal to 108% of their face value resulting in gross proceeds of $70.2 million. On September 20, 2017, the Issuers, the Guarantors and the Trustee entered into the first supplemental indenture (the “Supplemental Indenture” and, together with the Original Indenture, the “Indenture”) to modify certain covenants, as discussed below. On September 25, 2017, the Issuers issued $100 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “September 2017 Additional Notes”). The September 2017 Additional Notes were issued at a price equal to 113% of their face value resulting in gross proceeds of $113.0 million. Additionally, we received approximately $2.9 million for interest that accrued from July 1, 2017 through September 24, 2017, which was paid in our January 2018 interest payment. We refer to the Original Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes collectively as the “Senior Secured Notes.”

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

As of March 31, 2018 and December 31, 2017, the outstanding principal amount of the Senior Secured Notes was $690.0 million and $690.0 million, respectively, the unamortized debt premium and Consent Fees were $14.8 million and $15.5 million, respectively, and the net carrying amount was $704.8 million and $705.5 million, respectively.

Interest on the Senior Secured Notes accrues at the rate of 12.500% per annum and is payable semi-annually in arrears on January 1 and July 1, interest payments commenced on January 1, 2017 (other than the January 2017 Additional Notes, for which interest payments commenced on July 1, 2017, and the September 2017 Additional Notes, for which interest payments commenced on January 1, 2018). The Senior Secured Notes mature on July 1, 2022. The January 2017 Additional Notes and September 2017 Additional Notes have the same terms as the Original Senior Secured Notes, except with respect to the issue date and issue price, and are treated as a single series for all purposes under the Indenture and the security documents that govern the Senior Secured Notes.

We paid approximately $11.4 million, $2.0 million and $2.5 million, respectively, of aggregate origination fees and financing costs related to the issuance of the Original Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes, which have been accounted for as deferred financing costs. Additionally, as noted above, we paid approximately $1.4 million of Consent Fees, which partially offset the net carrying value of the Senior Secured Notes. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the Senior Secured Notes using the effective interest method. Total amortization expense was $0.6 million and $0.5 million, respectively, for the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, the balance of unamortized deferred financing costs related to the Senior Secured Notes was $12.0 million and $12.6 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 10, “Interest Costs,” for additional information.

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

The security interests in certain collateral may be released without the consent of holders of the Senior Secured Notes, if such collateral is disposed of in a transaction that complies with the Indenture and related security agreements. In addition, under certain circumstances, we and the Guarantors have the right to transfer certain intellectual property assets that on the Issue Date constitute collateral securing the Senior Secured Notes or the guarantees to a restricted subsidiary organized under the laws of Switzerland, resulting in the release of such collateral without consent of the holders of the Senior Secured Notes.

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

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding Senior Secured Notes issued under the Indenture to be due and payable immediately. As of March 31, 2018, no event of default had occurred.

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

The $361.9 million of proceeds received from the issuance of the Convertible Notes was initially allocated between long-term debt (the liability component) at $261.9 million and additional paid-in-capital (the equity component) at $100.0 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the Convertible Notes, which will result in additional non-cash interest expense being recognized in the unaudited condensed consolidated statements of operations through the Convertible Notes maturity date (see Note 10, “Interest Costs” for additional information). The effective interest rate on the Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

As of March 31, 2018 and December 31, 2017, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $45.1 million and $50.4 million, respectively, and the net carrying amount of the liability component was $316.8 million and $311.5 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes of which $7.5 million and $2.9 million were recorded as deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.4 million and $0.4 million, respectively, for the three months ended March 31, 2018 and 2017. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017, the balance of unamortized deferred financing costs related to the Convertible Notes was $3.2 million and $3.6 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 10, “Interest Costs” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the three month period ended March 31, 2018 or the year ended December 31, 2017. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Restricted Cash - Our restricted cash balances were $7.4 million as of both March 31, 2018 and December 31, 2017 and primarily consist of letters of credit. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

10.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three month periods ended March 31, 2018 and 2017 (in thousands):

	For the Three Months
	Ended March 31,
	2018	2017
Interest costs charged to expense	$24,980	$21,539
Amortization of deferred financing costs	1,035	896
Accretion of debt discount on Convertible Notes	5,224	4,681
Amortization of debt premium on Senior Secured Notes	(685)	(173)

Interest expense	30,554	26,943
Interest costs capitalized to property and equipment	12	4
Interest costs capitalized to software	32	358

Total interest costs	$30,598	$27,305

11.	Leases

Arrangements with Commercial Airlines — Pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines for the purpose of delivering our service to passengers on the aircraft. There are currently two types of commercial airline arrangements: turnkey and airline-directed. See Note 3, “Revenue Recognition,” for additional information on airline-directed arrangements.

Under the turnkey model, we account for equipment transactions as operating leases of space for our equipment on the aircraft. We may be responsible for the costs of installing and/or deinstalling the equipment. Under the turnkey model, the equipment transactions involve the transfer of legal title but do not meet sales recognition for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment. Under the turnkey model, we refer to the airline as a “partner”.

Under the turnkey model, the assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 6, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $7.6 million and $9.3 million, respectively, for the three month periods ended March 31, 2018 and 2017, as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of March 31, 2018, deferred airborne lease incentives of $29.5 million and $124.7 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2017, deferred airborne lease incentives of $42.1 million and $142.9 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. The decrease in our deferred airborne lease incentives and the amortization of the deferred airborne lease incentives relate to the accounting impact of the transition of one of our agreements to the airline-directed model. See Note 1, “Basis of Presentation,” for additional information.

Under the turnkey model, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $6.4 million and $8.9 million, respectively, for the three months ended March 31, 2018 and 2017. The decrease in rental expense was due to the transition of one of our airline agreements to the airline-directed model. See Note 1, “Basis of Presentation,” for additional information.

A contract with one of our airline partners requires us to provide the airline partner with a cash rebate of $1.8 million in June 2018.

Leases and Cell Site Contracts — We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $3.1 million and $3.0 million, respectively, for the three month periods ended March 31, 2018 and 2017. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term with various renewal options. Total cell site rental expense was $2.7 million and $2.3 million, respectively, for the three month periods ended March 31, 2018 and 2017.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of March 31, 2018, are as follows (in thousands):

Operating
Years ending December 31,	Leases
2018 (period from April 1 to December 31)	$16,924
2019	$21,030
2020	$18,896
2021	$18,746
2022	$17,468
Thereafter	$92,287

Equipment Leases – We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates in an approximate range of 8% to 14%. As of March 31, 2018 and December 31, 2017 the computer equipment leases were classified as part of office equipment, furniture, and fixtures and other in our unaudited condensed consolidated balance sheet at a gross cost of $5.0 million and $5.0 million, respectively. As of March 31, 2018 and December 31, 2017, the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $7.5 million and $7.5 million, respectively. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of March 31, 2018, are as follows (in thousands):

Capital
Years ending December 31,	Leases
2018 (period from April 1 to December 31)	$1,285
2019	960
2020	211
Thereafter	—

Total minimum lease payments	2,456
Less: Amount representing interest	(160)

Present value of net minimum lease payments	$2,296

The $2.3 million present value of net minimum lease payments as of March 31, 2018 has a current portion of $1.5 million included in the current portion of long-term debt and capital leases and a non-current portion of $0.8 million included in other non-current liabilities.

12.	Commitments and Contingencies

Contractual Commitments - We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of March 31, 2018 commit us to purchase transponder and teleport satellite services totaling approximately $65.8 million in 2018 (April 1 through December 31), $89.1 million in 2019, $89.8 million in 2020, $77.5 million in 2021, $73.9 million in 2022 and $227.6 million thereafter.

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

13.	Fair Value of Financial Assets and Liabilities

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Senior Secured Notes and the Convertible Notes, which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Senior Secured Notes and Convertible Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment used in the calculations of fair value on our March 31, 2018 unaudited condensed consolidated balance sheet, excluding any issuance costs, is the amount that a market participant would be willing to lend at March 31, 2018 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Senior Secured Notes and the Convertible Notes. The calculated fair value of our Convertible Notes is highly correlated to our stock price and as a result significant changes to our stock price could have a significant impact on the calculated fair value of our Convertible Notes.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The fair value and carrying value of long-term debt as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018			December 31, 2017
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Senior Secured Notes	$778,000	$704,835	(2)	$782,000	$705,520	(2)
Convertible Notes	327,000	316,768	(3)	330,000	311,544	(3)

(1)	Fair value amounts are rounded to the nearest million.
(2)	Carrying value of the Senior Secured Notes includes unamortized debt premium and Consent Fees of $14.8 million and $15.5 million, respectively, as of March 31, 2018 and December 31, 2017. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.
(3)	Carrying value of the Convertible Notes excludes unamortized debt discount of $45.1 million and $50.4 million, respectively, as of March 31, 2018 and December 31, 2017. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

We have held-to-maturity financial instruments where carrying value approximates fair value. There were no fair value adjustments to these financial instruments during the three month periods ended March 31, 2018 and 2017.

14.	Income Tax

The effective income tax rates for the three month periods ended March 31, 2018 and 2017 was 12.0% and (0.6%), respectively. An income tax benefit was recorded for the three-month period ended March 31, 2018 resulting from a reduction in our valuation allowance of approximately $4.0 million due to the application of provisions of H.R. 1, commonly known as the Tax Cuts and Jobs Act (“Tax Reform”), to our evaluation of our deferred tax assets. For the three-months ended March 31, 2017, our income tax expense was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets.

We are subject to income taxation in the United States, various states within the United States, Canada, Switzerland, Japan, Mexico, Brazil, Singapore, the United Kingdom, Hong Kong, Australia, China, India, France, Germany and the Netherlands. With few exceptions, as of March 31, 2018, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2014.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three month periods ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, we did not have a liability recorded for interest or potential penalties.

We do not expect a change in the unrecognized tax benefits within the next 12 months.

15.	Business Segments and Major Customers

We operate our business through three operating segments: Commercial Aviation North America, or “CA-NA”, Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA”. See Note 1, “Basis of Presentation,” for further information regarding our segments.

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in our 2017 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. For the three months ended March 31, 2018 and 2017, our foreign revenue accounts for less than 10% of our consolidated revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. We do not disclose assets outside of the United States as they totaled less than 10% of our unaudited condensed consolidated assets as of March 31, 2018 and December 31, 2017. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

Management evaluates performance and allocates resources to each segment based on segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

income, income taxes, depreciation and amortization, certain non-cash items (including amortization of deferred airborne lease incentives, stock-based compensation expense, amortization of STC costs and the accounting impact of the transition to airline-directed model) and other income (expense). Segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment profit (loss) should not be considered in isolation or as a substitute for net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	March 31, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue	$88,783	$14,245	$47,650	$150,678
Equipment revenue (1)	55,038	4,924	21,185	81,147

Total revenue	$143,821	$19,169	$68,835	$231,825

Segment profit (loss)	$1,656	$(22,605)	$32,323	$11,374

	For the Three Months Ended
	March 31, 2017
	CA-NA	CA-ROW	BA	Total
Service revenue	$97,145	$9,368	$39,982	$146,495
Equipment revenue	1,671	918	16,322	18,911

Total revenue	$98,816	$10,286	$56,304	$165,406

Segment profit (loss)	$11,159	$(26,555)	$26,115	$10,719

(1)	CA-NA equipment revenue for the three months ended March 31, 2018 includes the accounting impact of the transition of one of our airline partners to the airline-directed model. See Note 1, “Basis of Presentation” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2018	2017
CA-NA segment profit	$1,656	$11,159
CA-ROW segment loss	(22,605)	(26,555)
BA segment profit	32,323	26,115

Total segment profit	11,374	10,719
Interest income	1,076	545
Interest expense	(30,554)	(26,943)
Depreciation and amortization	(35,919)	(30,435)
Transition to airline-directed model	19,302	—
Amortization of deferred airborne lease incentives (1)	7,630	9,348
Amortization of STC costs	(172)	—
Stock-based compensation expense	(4,386)	(4,330)
Other income (expense)	505	(38)

Loss before income taxes	$(31,144)	$(41,134)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 11, “Leases,” for further information.

Major Customers and Airline Partnerships — Under the turnkey model, we refer to the airline as a “partner”, and under the airline-directed model, we refer to the airline as a “customer.”

During the three month period ended March 31, 2018, American Airlines accounted for approximately 36% of consolidated revenue while no other customer accounted for more than 10% of consolidated revenue during the prior year period. Revenue earned from American Airlines for the three month period ended March 31, 2018 included $45.4 million of equipment revenue recognized due to its transition to the airline-directed model. See Note 1, “Basis of Presentation,” for additional information. Revenue earned from passengers on aircraft operated by American Airlines, which was under the turnkey model during the three month period ended March 31, 2017, accounted for approximately 23% of consolidated revenue during such period.

Revenue earned from passengers on aircraft operated by Delta Air Lines, which is under the turnkey model, accounted for approximately 20% and 25%, respectively, of consolidated revenue for the three month periods ended March 31, 2018 and 2017.

American Airlines and one other customer each accounted for more than 10% of our consolidated accounts receivable as of March 31, 2018, and approximately 22% on a combined basis. One customer accounted for approximately 15% of consolidated accounts receivable as of December 31, 2017. Delta Air Lines one of our airline partners, accounted for approximately 13% and 21%, respectively, of consolidated accounts receivable as of March 31, 2018 and December 31, 2017.

16.	Employee Retirement and Postretirement Benefits

Stock-Based Compensation — As of March 31, 2018, we had three stock-based employee compensation plans (“Stock Plans”). See Note 11, “Stock-Based Compensation,” in our 2017 10-K for further information regarding these plans. Most of our equity grants are awarded on an annual basis.

For the three month period ended March 31, 2018, options to purchase 2,239,417 shares of common stock (of which 633,012 are options that contain a market condition, in addition to the time-based vesting requirements) were granted, options to purchase 253,653 (of which 207,527 options contain a market condition) shares of common stock were forfeited, and options to purchase 288,250 shares of common stock expired.

For the three month period ended March 31, 2018, 696,260 Restricted Stock Units (“RSUs”) (of which 205,993 are RSUs that contain a market condition, in addition to the time-based vesting requirements) were granted, 148,302 RSUs vested and 58,045 RSUs (of which 33,692 contained a market condition) were forfeited.

For the three month period ended March 31, 2018, 14,271 shares vested. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the three month period ended March 31, 2018, 25,331 Deferred Stock Units were granted and vested.

For the three month period ended March 31, 2018, 55,812 shares of common stock were issued under the employee stock purchase plan.

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2018	2017
Cost of service revenue	$434	$458
Cost of equipment revenue	54	37
Engineering, design and development	910	850
Sales and marketing	1,082	749
General and administrative	1,906	2,236

Total stock-based compensation expense	$4,386	$4,330

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate, are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.2 million and $1.6 million, respectively, for the three month periods ended March 31, 2018 and 2017.

17.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $19.2 million and $22.1 million, respectively, for the three month periods ended March 31, 2018 and 2017. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners or any failure to renew any existing agreements upon expiration or termination;

•	the failure to maintain airline and passenger satisfaction with our equipment or our service;

•	any inability to timely and efficiently deploy our 2Ku service or develop and deploy our next-generation ATG solution or other components of our technology roadmap for any reason, including technological issues and related remediation efforts, changes in regulations or regulatory delays or failures affecting us our suppliers, some of whom are single source, or the failure by our airline partners to roll out equipment upgrades or new services or adopt new technologies in order to support increased network capacity demands;

•	the timing of deinstallation of our equipment from aircraft, including deinstallations resulting from aircraft retirements and other deinstallations permitted by certain airline contract provisions;

•	the loss of relationships with original equipment manufacturers or dealers;

•	our ability to make our equipment factory linefit available on a timely basis;

•	our ability to develop or purchase ATG and satellite network capacity sufficient to accommodate current and expected growth in passenger demand in North America and internationally as we expand;

•	our reliance on third-party suppliers, some of whom are single source, for satellite capacity and other services and the equipment we use to provide services to commercial airlines and their passengers and business aviation customers;

•	unfavorable economic conditions in the airline industry and/or the economy as a whole;

•	our ability to expand our international or domestic operations, including our ability to grow our business with current and potential future airline partners and the effect of shifts in business models;

•	an inability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price, service performance and line-fit availability;

•	our ability to successfully develop and monetize new products and services such as Gogo Vision and Gogo TV, including those that were recently released, are currently being offered on a limited or trial basis, or are in various stages of development;

•	our ability to certify and install our equipment and deliver our products and services, including newly developed products and services, on schedules consistent with our contractual commitments to customers;

•	the failure of our equipment or material defects or errors in our software resulting in recalls or substantial warranty claims;

•	a revocation of, or reduction in, our right to use licensed spectrum, the availability of other air-to-ground spectrum to a competitor or the repurposing by a competitor of other spectrum for air-to-ground use;

•	our use of open source software and licenses;

•	the effects of service interruptions or delays, technology failures and equipment failures or malfunctions arising from defects or errors in our software or defects in or damage to our equipment;

•	the limited operating history of our CA-ROW segment;

•	contract changes and implementation issues resulting from decisions by airlines to transition from the turnkey model to the airline-directed model;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

•	compliance with U.S. and foreign government regulations and standards, including those related to regulation of the Internet, including e-commerce or online video distribution changes, and the installation and operation of satellite equipment and our ability to obtain and maintain all necessary regulatory approvals to install and operate our equipment in the United States and foreign jurisdictions;

•	our, or our technology suppliers’, inability to effectively innovate;

•	changes as a result of U.S. federal tax reform;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims and any negative outcome or effect of pending or future litigation;

•	our ability to protect our intellectual property;

•	breaches of the security of our information technology network, resulting in unauthorized access to our customers’ credit card information or other personal information;

•	our substantial indebtedness;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms or at all;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry, including changes or developments affecting the ability of passengers or airlines to use our in-flight connectivity services, including the recent U.S. and U.K. bans on the use of certain personal devices such as laptops and tablets on certain aircraft flying certain routes;

•	a future act or threat of terrorism, cyber-security attack or other events that could result in adverse regulatory changes or developments as referenced above, or otherwise adversely affect our business and industry;

•	our ability to attract and retain qualified employees, including key personnel;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with anti-corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control;

•	difficulties in collecting accounts receivable;

•	our ability to successfully implement our new enterprise resource planning system and other improvements to systems and procedures needed to support our growth; and

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities Exchange Commission (“SEC”) on February 22, 2017 (the “2017 10-K”) and in Item 1A of this Quarterly Report on Form 10-Q.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2017 10-K and Item 1A in this Quarterly Report on Form 10-Q, and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•	costs associated with the implementation of, and our ability to implement on a timely basis our technology roadmap, upgrades and installation of our ATG-4, 2Ku, next generation ATG (“ATG-NG”) and other new technologies (including technological issues and related remediation efforts and failures or delays on the part of antenna and other equipment developers and providers, some of which are single source, or delays in obtaining STCs), the roll-out of our satellite services, the potential licensing or use of additional spectrum, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

•	costs associated with, and our ability to execute, our international expansion, including modifications of our network to accommodate satellite technology, development and implementation of new satellite-based technologies, the availability of satellite capacity, costs of satellite capacity to which we may have to commit well in advance, and our ability to obtain and comply with foreign telecommunications, aviation and other licenses and approvals necessary for our international operations;

•	costs associated with managing a rapidly growing company;

•	costs associated with, and our ability to obtain, sufficient capacity for heavily-trafficked areas in the United States and internationally, the costs of which we may have to commit to well in advance;

•	the pace and extent of adoption of our service for use on domestic and international commercial aircraft by our current and new airline partners;

•	the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size by one or more of our commercial airline partners or BA fractional ownership customers;

•	the economic environment and other trends that affect both business and leisure aviation travel;

•	the extent of passengers’ and aviation partners’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide, the quality and reliability of our products and services, changes in technology and competition from current competitors and new market entrants;

•	our ability to enter into and maintain long-term connectivity arrangements with airline partners, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

•	the impact of a change in business models and contract terms on the profitability of our connectivity agreements with airline partners, including as a result of changes in accounting standards;

•	our ability to engage suppliers of equipment components and network services on a timely basis and on commercially reasonable terms;

•	costs and possible delays resulting from the U.S. government’s order prohibiting our supplier ZTE from buying, selling or engaging in other transactions that involve certain U.S. technology;

•	costs relating to the implementation of our ongoing integrated business planning process, including potential restructuring charges;

•	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in domestic or foreign laws, regulations or policies that affect our business or the business of our customers and suppliers;

•	changes in laws, regulations and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, expand our service offerings and manage our network; and

•	changes in laws, regulations and interpretations affecting aviation, including, in particular, changes that impact the design of our equipment and our ability to obtain required certifications for our equipment.

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics for the CA-NA, CA-ROW and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections.

Commercial Aviation North America
	For the Three Months
	Ended March 31,
	2018	2017
Aircraft online (at period end)	2,840	2,714
Satellite	486	106
ATG	2,354	2,608
Total aircraft equivalents (average during the period)	2,912	2,772
Net annualized average monthly service revenue per aircraft equivalent (annualized ARPA) (in thousands)	$103	$114

Commercial Aviation Rest of World
	For the Three Months
	Ended March 31,
	2018	2017
Aircraft online (at period end)	414	281
Total aircraft equivalents (average during the period)	339	207
Net annualized ARPA (in thousands)	$159	$179

•	Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented. We assign aircraft to CA-NA or CA-ROW at the time of contract signing as follows: (i) all aircraft operated by North American airlines and under contract for ATG or ATG-4 service are assigned to CA-NA, (ii) all aircraft operated by North American airlines and under a contract for satellite service are assigned to CA-NA or CA-ROW based on whether the routes flown by such aircraft under the contract are anticipated to be predominantly within or outside of North America at the time the contract is signed, and (iii) all aircraft operated by non-North American airlines and under a contract are assigned to CA-ROW. All aircraft online for the CA-ROW segment are equipped with our satellite equipment.

•	Aircraft equivalents. We define aircraft equivalents for a segment as the number of commercial aircraft online (as defined above) multiplied by the percentage of flights flown by such aircraft within the scope of that segment, rounded to the nearest whole aircraft and expressed as an average of the month end figures for each month in the period. This methodology takes into account the fact that during a particular period certain aircraft may fly routes outside the scope of the segment to which they are assigned for purposes of the calculation of aircraft online.

•	Net annualized average monthly service revenue per aircraft equivalent (“ARPA”). We define net annualized ARPA as the aggregate service revenue plus monthly service fees, some of which are reported as a reduction to cost of service revenue for that segment for the period, less revenue share expense and other transactional costs which are included in cost of service revenue for that segment, divided by the number of months in the period, and further divided by the number of aircraft equivalents (as defined above) for that segment during the period, which is then annualized and rounded to the nearest thousand. Beginning with the three month period ended March 31, 2018, we changed the calculation of ARPA to be net of revenue share expense and other transactional expenses in order to better reflect the financial statement impact of revenues generated under both the turnkey model and airline-directed model. ARPA for the CA-NA and CA-ROW segments for the three month period ended March 31, 2017 was originally reported as $142 thousand and $202 thousand, respectively, and has been revised to $114 thousand and $179 thousand, respectively, to reflect the change in methodology.

Business Aviation
	For the Three Months
	Ended March 31,
	2018	2017
Aircraft online (at period end)
Satellite	5,288	5,508
ATG	4,803	4,341
Average monthly service revenue per aircraft online
Satellite	$251	$224
ATG	3,037	2,797
Units Sold
Satellite	104	88
ATG	250	189
Average equipment revenue per unit sold (in thousands)
Satellite	$41	$47
ATG	62	56

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

•	Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units sold. We define units sold as the number of satellite or ATG units for which we recognized revenue during the period. In the three months ended March 31, 2018, we recognized revenue on seven Gogo Biz 4G units, respectively, that were previously deferred.

•	Average equipment revenue per satellite unit sold. We define average equipment revenue per satellite unit sold as the aggregate equipment revenue earned from all satellite units sold during the period, divided by the number of satellite units sold.

•	Average equipment revenue per ATG unit sold. We define average equipment revenue per ATG unit sold as the aggregate equipment revenue from all ATG units sold during the period, divided by the number of ATG units sold.

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of unaudited condensed consolidated statements of operations and segment profit (loss) as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in our 2017 10-K.

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

Revenue Recognition:

We account for revenue in accordance with ASC 606 and our CA-NA and CA-ROW airline-directed contracts contain multiple performance obligations, which primarily include the sale of equipment, installation services, connectivity services and entertainment services. For these contracts, we account for each distinct good or service as a separate performance obligation. We allocate the contract’s transaction price to each performance obligation using the relative standalone selling price, which is based on the actual selling price for any good or service sold separately to a similar class of customer, if available. To the extent a good or service is not sold separately, we use our best estimate of the standalone selling price and maximize the use of observable inputs. The primary method we use to estimate the standalone selling price is the expected cost-plus margin approach.

The contractual consideration used for allocation purposes includes connectivity and entertainment services, which may be based on a fixed monthly fee per aircraft or a variable fee based on the volume of connectivity activity, or a combination of both. Examples of variable consideration within our contracts include megabyte overages and pay-per-use sessions.

We constrain our estimates to reduce the probability of a significant revenue reversal in future periods, allocate variable such consideration to the identified performance obligations and recognize revenue in the period the services are provided. Our estimates are based on historical experience, anticipated future performance, market conditions and our best judgment at the time.

A significant change in one or more of these estimates could affect our estimated contract value. For example, estimates of variable revenue within certain contracts require estimation of the number of sessions or megabytes that will be purchased over the contract term. Estimated revenue under these contracts anticipates increases in take rates over time consistent with our historical experience. Our estimated contract revenue may differ significantly from our initial estimates to the extent actual take rates differ from our historical experience.

As such, we regularly review and update our estimates and recognize adjustments under the cumulative catch-up method. Any adjustments under this method is recorded as a cumulative adjustment in the period identified and revenue for future periods is recognized using the new adjusted estimate.

See Note 3, “Revenue Recognition,” for additional information.

We believe that the assumptions and estimates associated with revenue recognition, long-lived assets, indefinite-lived assets and stock-based compensation have the greatest potential impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Other than the addition of revenue recognition noted above, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in MD&A in our 2017 10-K.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” to our unaudited condensed consolidated financial statements for additional information.

Results of Operations

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

Unaudited Condensed Consolidated Statement of Operations Data
(in thousands)

	For the Three Months
	Ended March 31,
	2018	2017
Revenue:
Service revenue	$150,678	$146,495
Equipment revenue	81,147	18,911

Total revenue	231,825	165,406

Operating expenses:
Cost of service revenue (exclusive of items shown below)	74,947	64,813
Cost of equipment revenue (exclusive of items shown below)	52,293	11,648
Engineering, design and development	29,777	36,264
Sales and marketing	15,901	14,395
General and administrative	25,159	22,549
Depreciation and amortization	35,919	30,435

Total operating expenses	233,996	180,104

Operating loss	(2,171)	(14,698)

Other (income) expense:
Interest income	(1,076)	(545)
Interest expense	30,554	26,943
Other (income) expense	(505)	38

Total other expense	28,973	26,436

Loss before income taxes	(31,144)	(41,134)
Income tax provision (benefit)	(3,725)	233

Net loss	$(27,419)	$(41,367)

Three Months Ended March 31, 2018 and 2017

Revenue:

Revenue by segment and percent change for the three month periods ended March 31, 2018 and 2017 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2018 over
	2018	2017	2017
Service Revenue:
CA-NA	$88,783	$97,145	(8.6%)
BA	47,650	39,982	19.2%
CA-ROW	14,245	9,368	52.1%

Total Service Revenue	$150,678	$146,495	2.9%

Equipment Revenue:
CA-NA	$55,038	$1,671	3,193.7%
BA	21,185	16,322	29.8%
CA-ROW	4,924	918	436.4%

Total Equipment Revenue	$81,147	$18,911	329.1%

Total Revenue:
CA-NA	$143,821	$98,816	45.5%
BA	68,835	56,304	22.3%
CA-ROW	19,169	10,286	86.4%

Total Revenue	$231,825	$165,406	40.2%

Commercial Aviation North America:

CA-NA revenue increased to $143.8 million for the three month period ended March 31, 2018 as compared with $98.8 million for the prior year period, primarily due to an increase in equipment revenue offset in part by a decrease in service revenue.

Equipment revenue increased to $55.0 million for the three month period ended March 31, 2018 as compared with $1.7 million for the prior year period due to the accounting impact of the transition of one of our airline agreements from the turnkey model to the airline-directed model in January 2018 and the post adoption impact of ASC 606. The accounting impact of the transition to the airline-directed model by one airline was approximately $45.4 million for the three month period ended March 31, 2018; see Note 1, “Basis of Presentation” for additional information. The remaining increase was due to equipment shipments during the three month period ended March 31, 2018.

A summary of the components of CA-NA’s service revenue for the three month periods ended March 31, 2018 and 2017 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2018 over
	2018	2017	2017
Passenger Connectivity revenue (1)	$82,040	$91,438	(10.3%)
Passenger Entertainment and CAS revenue	6,743	5,707	18.2%

Total service revenue	$88,783	$97,145	(8.6%)

(1)	Includes non-session related revenue of $1.3 million and $2.5 million, respectively, for the three month periods ended March 31, 2018 and 2017.

CA-NA service revenue decreased to $88.8 million for the three month period ended March 31, 2018 as compared with $97.1 million due to a decrease in passenger connectivity revenue offset in part by an increase in passenger entertainment and CAS revenue.

CA-NA Passenger Connectivity revenue decreased to $82.0 million for the three month period ended March 31, 2018 as compared with $91.4 million for the prior year period due to a decrease in passenger-paid revenue offset in part by an increase in airline-paid revenue, which was due primarily to the transition by one of our airline partners to the airline-directed model from the turnkey model. Under the turnkey model, we are required to pay each airline a percentage of the service revenue we generate from transactions with the airline’s passengers. The revenue share expense is included within cost of service revenue. However, under the airline-directed model, we generate revenue directly from the airline and do not incur revenue share expense. Therefore, the decrease in service revenue under the airline-directed model is offset by a reduction to our revenue share expense within cost of service revenue. We refer to this internally as “differences in business terms”. Service revenue also decreased due to the economic impact of the same airline’s implementation of the airline-directed model.

Net annualized ARPA decreased to $103 thousand for the three months ended March 31, 2018 as compared with $114 thousand for the prior year period. The connectivity take rate increased to 10.5% for the three month period ended March 31, 2018 as compared with 8.3% for the prior year period, reflecting increased passenger adoption including the impact of third party-paid and airline-paid offerings. ARPS decreased to $7.72 for the three month period ended March 31, 2018 as compared with $11.17 for the prior year period, due to shifts in product mix, third party-paid and airline-paid offerings, as well as the differences in business terms and the economic impact of the airline’s implementation of the airline-directed model, as discussed above.

The increase in Passenger Entertainment and CAS revenue to $6.7 million for the three month period ended March 31, 2018 as compared with $5.7 million for the prior year period was due to increased usage of Passenger Entertainment services under business-to-business arrangements with our airline partners.

While we expect service revenue to increase in the long-term, we expect service revenue for CA-NA to decrease in the near-term due to the differences in business terms as a result of one airline transitioning to the airline-directed model and the decommissioning of certain American Airlines aircraft during 2018.

As the recognition of CA-NA equipment revenue is a function of equipment installation schedules, equipment revenue growth will be driven by our ability to execute our existing airline partner contracts as well entering into new contracts.

Business Aviation:

BA revenue increased to $68.8 million for the three month period ended March 31, 2018 as compared with $56.3 million for the prior year period primarily due to increases in both service and equipment revenue.

BA service revenue increased 19.2% to $47.7 million for the three month period ended March 31, 2018 as compared with $40.0 million for the prior year period primarily due to additional customers subscribing to our Gogo Biz (ATG) service. The number of ATG aircraft online increased 10.6% to 4,803 as of March 31, 2018, as compared with 4,341 as of March 31, 2017.

BA equipment revenue increased 29.8% to $21.2 million for the three month period ended March 31, 2018 as compared with $16.3 million for the prior year period due primarily to an increase in ATG equipment revenue and to a lesser extent an increase in satellite equipment revenue.

Under a sales program for AVANCE (formerly referred to as Gogo Biz 4G) equipment that started in 2016, we have a remaining deferred equipment revenue balance of approximately $4.4 million as of March 31, 2018 related to a free upgrade program under which we shipped ATG and UCS equipment to customers who have a right to exchange that equipment for AVANCE equipment. During the three month period ended March 31, 2018, we shipped seven AVANCE units under this program and recognized $0.5 million of previously deferred equipment revenue. We will recognize the remaining deferred revenue upon the earlier of the shipment of the AVANCE equipment or the expiration of the free upgrade period.

Commercial Aviation Rest of World:

CA-ROW revenue increased to $19.2 million for the three month period ended March 31, 2018 as compared with $10.3 million for the prior year period, due to an increase in both service and equipment revenue.

CA-ROW service revenue increased to $14.2 million for the three month period ended March 31, 2018 as compared with $9.4 million for the prior year period, due to an increase in ARPA and to a lesser extent an increase in aircraft equivalents. Annualized net ARPA for the CA-ROW segment decreased to $159 thousand for three month period ended March 31, 2018 as compared with $179 thousand for the prior year period due to new airline partners’ aircraft coming online during the three month period ended March 31, 2018.

CA-ROW equipment revenue increased to $4.9 million for the three month period ended March 31, 2018 as compared with $0.9 million for the prior year period due primarily due to equipment shipments during the three month period ended March 31, 2018.

As the recognition of CA-ROW equipment revenue is a function of equipment installation schedules, equipment revenue growth will be driven by our ability to execute our existing airline partner contracts as well entering into new contracts.

Cost of Service Revenue:

Cost of service revenue by segment, percent change and cost of service revenue as a percent of service revenue for the three month periods ended March 31, 2018 and 2017 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2018 over
	2018	2017	2017
CA-NA	$46,553	$36,747	26.7%
BA	11,114	9,509	16.9%
CA-ROW	17,280	18,557	(6.9%)

Total	$74,947	$64,813	15.6%

CA-NA cost of service revenue increased to $46.6 million for the three month period ended March 31, 2018 as compared with $36.7 million for the prior year period due to increases in network operations expenses (including satellite service fees), aircraft operations expenses and a decrease in the amortization of deferred airborne lease incentives offset in part by a decrease in revenue share expense. The changes in amortization of deferred airborne lease incentives and revenue share was due primarily to the transition of one of our airline agreements from the turnkey model to the airline-directed model. See Note 11, “Leases” to our consolidated financial statements for additional information regarding our deferred airborne lease incentives.

BA cost of service revenue increased to $11.1 million for the three month period ended March 31, 2018 as compared with $9.5 million for the prior year period. The increase was primarily due to increased ATG units online and an increase in the average network consumption per ATG unit online which resulted in higher ATG network service costs and, to a lesser extent, an increase in satellite service fees.

CA-ROW cost of service revenue decreased to $17.3 million for the three month period ended March 31, 2018 as compared with $18.6 million in the prior year period primarily due to a decrease in certain airline launch costs offset in part by increases in network operations expenses and aircraft operations expenses as the business continues to grow.

We expect CA-NA cost of service revenue to stabilize in the near-term, but expect it to increase over time mainly due to increased satellite service fees for additional aircraft operating on our satellite network.

As we expand our CA-ROW business, we expect to incur additional cost of service revenue in CA-ROW, reflecting increased satellite usage, operations and network related expenses. However, we expect to see increased utilization of our network as we install additional aircraft.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three month periods ended March 31, 2018 and 2017 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2018 over
	2018	2017	2017
CA-NA	$35,486	$1,367	2,495.9%
BA	12,456	9,637	29.3%
CA-ROW	4,351	644	575.6%

Total	$52,293	$11,648	348.9%

Cost of equipment revenue increased to $52.3 million for the three month period ended March 31, 2018 as compared with $11.6 million for the prior year period.

The increase in CA-NA was due to the accounting impact of the transition of one of our airline partners from the turnkey model to the airline-directed model in January 2018 and also due to the adoption of ASC 606. The accounting impact of the transition to the airline-directed model by one airline was approximately $26.1 million; see Note 1, “Basis of Presentation” for additional information. The remaining increase was due to the increase in equipment revenue.

The increase in BA was due to an increase in equipment revenue and changes in product mix.

The increase in CA-ROW was due to the increase in equipment revenue.

We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased 17.9% to $29.8 million for the three month period ended March 31, 2018 as compared with $36.3 million for the prior year due to a decrease in CA-NA offset in part by an increase in both CA-ROW and BA.

Engineering, design and development expenses for the CA-NA segment decreased due to the recognition of approximately $9.4 million of expenses during the three month period ended March 31, 2017, related to the development of our next generation ATG solution (“ATG-NG”), primarily due to the achievement of a major milestone, while no such milestone occurred during the three month period ended March 31, 2018. Engineering, design and development expenses for CA-ROW and BA increased due to higher personnel expense and outside services in connection with the development of new products and technologies and obtaining STCs.

We expect consolidated engineering, design and development expenses to decrease as a percentage of consolidated revenue over time.

Sales and Marketing Expenses:

Sales and marketing expenses increased 10.5% to $15.9 million for the three month period ended March 31, 2018 as compared with $14.4 million for the prior year period due to increases in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated revenue was 6.9% for the three month period ended March 31, 2018 as compared with 8.7% for the prior year period.

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

General and Administrative Expenses:

General and administrative expenses increased 11.6% to $25.2 million for the three month period ended March 31, 2018 as compared with $22.5 million for the prior year period due to increases in all three segments, primarily due to increases in personnel related expenses. Consolidated general and administrative expenses as a percentage of total consolidated revenue was 10.9% for the three month period ended March 31, 2018 as compared with 13.6% for the prior year period.

We expect general and administrative expenses to decrease as a percentage of consolidated revenue as we realize economies of scale.

Segment Profit (Loss):

CA-NA’s segment profit decreased 85.2% to $1.7 million for the three month period ended March 31, 2018 as compared with $11.2 million for the prior year period due to increases in cost of service revenue, cost of equipment revenue, sales and marketing expenses and general and administrate expenses and a decrease in service revenue, partially offset by an increase in equipment revenue and a decrease engineering, design and development expenses, as discussed above.

BA’s segment profit increased 23.8% to $32.3 million for the three month period ended March 31, 2018 as compared with $26.1 million for the prior year period primarily due to increases in service and equipment revenue, partially offset by increases in operating expenses, as discussed above.

CA-ROW’s segment loss decreased 14.9% to $22.6 million for the three month period ended March 31, 2018 as compared with $26.6 million for the prior year period due to increases in service and equipment revenue, partially offset by increases in operating expenses, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 18.0% to $35.9 million for the three month period ended March 31, 2018 as compared with $30.4 million for the prior year period due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments and amortization of capitalized software. These increases were partially offset by the transition of one of our airline agreements from the turnkey model to the airline-directed model.

We expect our depreciation and amortization expense to decrease slightly in 2018 as compared with 2017 as many of the accelerated depreciation programs will complete in 2018 and a greater percentage of installs will be under the airline-directed model.

Other (Income) Expense:

Other (income) expense and percent change for the three month periods ended March 31, 2018 and 2017 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2018 over
	2018	2017	2017
Interest income	$(1,076)	$(545)	97.4%
Interest expense	30,554	26,943	13.4%
Other (income) expense	(505)	38	n/a

Total	$28,973	$26,436	9.6%

Total other expense was $29.0 million for the three month period ended March 31, 2018 as compared with $26.4 million for the prior year period. Interest expense increased during the three month period ended March 31, 2018 as compared with the prior year period due to higher average debt levels outstanding during the current year as compared with the prior year period.

We expect our interest expense to increase due to higher average debt outstanding because of the issuances of the September 2017 Additional Notes and the associated amortization of deferred financing fees offset in part by the amortization of the debt premium. See Note 9, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information.

Income Taxes:

The effective income tax rates for the three month periods ended March 31, 2018 and 2017 were 12.0% and (0.6%), respectively. An income tax benefit was recorded for the three-month period ended March 31, 2018 resulting from a reduction in our valuation allowance of approximately $4.0 million due to the application of provisions of H.R. 1, commonly known as the Tax Cuts and Jobs Act (“Tax Reform”), to our evaluation of our deferred tax assets. For the three-months ended March 31, 2017, our income tax expense was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) amortization of deferred airborne lease incentives, (iii) amortization of STC costs and (iv) the accounting impact of the transition to the airline-directed model. Our management believes that the use of Adjusted EBITDA eliminates items that, management believes, have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe the exclusion of the amortization of deferred airborne lease incentives and amortization of STC costs from Adjusted EBITDA is useful as it allows an investor to view operating performance across time periods in a manner consistent with how management measures segment profit and loss (see Note 15, “Business Segments and Major Customers,” for a description of segment profit (loss) in our unaudited condensed consolidated financial statements). Management evaluates segment profit and loss in this manner, excluding the amortization of deferred airborne lease incentives and amortization of STC costs, because such presentation reflects operating decisions and activities from the current period, without regard to the prior period decision or the form of connectivity agreements.

We believe it is useful for an understanding of our operating performance to exclude the accounting impact of the transition by one of our airline partners to the airline-directed model from Adjusted EBITDA because of the non-recurring nature of this activity.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(27,419)	$(41,367)
Interest expense	30,554	26,943
Interest income	(1,076)	(545)
Income tax provision (benefit)	(3,725)	233
Depreciation and amortization	35,919	30,435

EBITDA	34,253	15,699
Stock-based compensation expense	4,386	4,330
Amortization of deferred airborne lease incentives	(7,630)	(9,348)
Amortization of STC costs	172	—
Transition to airline-directed model	(19,302)	—

Adjusted EBITDA	$11,879	$10,681

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(62,658)	$(71,608)
Change in deferred airborne lease incentives (2)	(1,696)	3,616
Amortization of deferred airborne lease incentives (2)	7,516	9,309

Cash CAPEX	$(56,838)	$(58,683)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	Excludes deferred airborne lease incentives and related amortization associated with STC costs for the three month periods ended March 31, 2018 and 2017 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2018	2017
Net cash used in operating activities	$(46,205)	$(14,047)
Net cash used in investing activities	(32,499)	(66,406)
Net cash provided by (used in) financing activities	(688)	68,938
Effect of foreign exchange rate changes on cash	75	142

Net decrease in cash, cash equivalents and restricted cash	(79,317)	(11,373)
Cash, cash equivalents and restricted cash at the beginning of period	203,729	125,189

Cash, cash equivalents and restricted cash at the end of period	$124,412	$113,816

Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$124,412	$113,816
Less: current restricted cash	738	614
Less: non-current restricted cash	6,635	7,273

Cash and cash equivalents at the end of the period	$117,039	$105,929

Short-term investments	$182,633	$333,275

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

Liquidity:

Although we can provide no assurances, we currently believe that cash, cash equivalents and short-term investments on hand as of March 31, 2018 will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including costs associated with installing our airborne equipment on certain aircraft operated by our airline partners, continuing our international expansion and developing our next generation ATG solution. Excluding the impact of our initial public offering in June 2013, the Amended and Restated Senior Term Facility, the Convertible Notes and the Senior Secured Notes, we have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenue in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to international expansion and execution of our current technology roadmap, including 2Ku, ATG-NG and other potential future technologies. We currently believe that cash on hand, comprised of cash, cash equivalents and short-term investments, and cash flows provided by operating activities and, if necessary, additional equity financings or the incurrence of additional debt, will be sufficient to meet our liquidity needs in the longer-term, including our continued international expansion and execution of our current technology roadmap. The Indenture governing our Senior Secured Notes contains covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Additionally, the Indenture governing the Senior Secured Notes limits the amount of cash GIH and its subsidiaries may distribute to us, including cash distributed to us to pay interest on the Convertible Notes, to pay any interest on indebtedness incurred, or pay dividends on preferred stock issued by us to refinance, replace, renew or refund the Convertible Notes. Further, market conditions and/or our financial performance may limit our access to additional sources of equity or debt financing. As a result, we may be unable to finance growth of our business to the extent that our cash on hand (including short-term investments) and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of our equity or through permitted incurrences of debt by us or by GIH and its subsidiaries.

For additional information on our Senior Secured Notes and Convertible Notes, please see Note 9, “Long-Term Debt and Other Liabilities” to our unaudited condensed consolidated financial statements.

Cash flows used in Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2018	2017
Net loss	$(27,419)	$(41,367)
Non-cash charges and credits	24,401	42,651
Changes in operating assets and liabilities	(43,187)	(15,331)

Net cash provided by (used in) operating activities	$(46,205)	$(14,047)

For the three month period ended March 31, 2018, cash used in operating activities was $46.2 million as compared with $14.0 million of cash used in operating activities in the prior year period. The principal contributors to the change in operating cash flows were:

•	A $27.9 million change in cash flows related to operating assets and liabilities resulting from:

•	A decrease in cash flows due to the following:

•	Changes in CA-NA’s and CA-ROW’s inventories as we now allocate a portion of our uninstalled airborne equipment to inventory. See Note 5, “Inventories,” for additional information;

•	Changes in CA-NA’s and CA-ROW’s deferred airborne lease incentives due to more installations under the turnkey model in 2017 as compared with 2018, as airlines are transitioning to the airline-directed model and as new airlines are being signed under the airline-directed model;

•	Changes in CA-NA’s and CA-ROW’s accounts receivable due to the timing of collections; and

•	Changes in CA-NA’s prepaid expenses as we recognized development services in 2017, while we had no similar activities in 2018;

•	Offset in part by an increase in cash flows due to the following:

•	Changes in all three segments’ accrued liabilities due primarily to the timing of payments;

•	Changes in BA’s inventory due to inventory builds during 2017 while inventory decreased slightly during 2018;

•	Changes in CA-NA’s and CA-ROW’s deferred revenue as more activities in 2018 as compared with 2017; and

•	Changes in CA-NA’s accounts payable due to the timing of payments.

•	A $4.3 million change in net loss adjusted for non-cash charges and credits.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “—Capital Expenditures” below. Additionally, cash used in investing activities includes net changes in our short-term investments of a cash inflow of $30.2 million and $5.2 million, respectively, for the three month periods ended March 31, 2018 and 2017.

Cash flows provided by (used in) Financing Activities:

Cash used in financing activities for the three month period ended March 31, 2018 was $0.7 million primarily due to capital lease payments.

Cash provided by financing activities for the three month period ended March 31, 2017 was $68.9 million primarily due to the issuance of $70.2 million of Senior Secured Notes, partially offset by the payment of debt issuance costs of $1.1 million and capital lease payments of $0.7 million.

Capital Expenditures

Our operations continue to require significant capital expenditures, primarily for technology development, equipment and capacity expansion. Capital expenditures for the CA-NA and CA-ROW segments include the purchase of airborne equipment, which correlates directly to the roll out and/or upgrade of service to our airline partners’ fleets. Capital spending is also associated with the expansion of our ATG network and data centers and includes site acquisition, design, permitting, network equipment and construction costs. We capitalize software development costs related to network technology solutions, the Gogo platform and new product/service offerings. We also capitalized costs related to the build out of our office locations.

Capital expenditures for the three month periods ended March 31, 2018 and 2017 were $62.7 million and $71.6 million, respectively. The decrease in capital expenditures was primarily due to a decrease in airborne equipment purchases as we now allocated a portion of our equipment purchases to inventory (see Note 5, “Inventories” for additional information) and to a lesser extent a decrease in capitalized software.

We expect our capital expenditures, net of deferred airborne lease incentives, to decrease in 2018 as compared with 2017 primarily due to decreased turnkey model related activities, under which airborne equipment purchases are treated as capital expenditures. The airborne equipment purchases for our airline-directed model activities are treated as inventory activities within operating cash flows. We expect total expenditures of airborne equipment (including both operating or investing activities) to decrease in 2018 as compared with 2017 due to utilization of airborne equipment purchased during 2017 for 2018 installations.

Contractual Commitments: We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of March 31, 2018 commit us to purchase transponder and teleport satellite services totaling approximately $65.8 million in 2018 (April 1 through December 31), $89.1 million in 2019, $89.8 million in 2020, $77.5 million in 2021, $73.9 million in 2022 and $227.6 million thereafter.

We have agreements with various vendors under which we have remaining commitments to purchase satellite-based systems, certifications and development services. Such commitments will become payable as we receive the equipment or certifications, or as development services are provided.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. See Note 11, “Leases,” to our unaudited condensed consolidated financial statements for additional information.

For the airline agreements where the equipment transactions are accounted for as operating leases of space, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is offset by the amortization of the deferred airborne lease incentive discussed above. See Note 11, “Leases,” to our unaudited condensed consolidated financial statements for additional information.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of March 31, 2018 and December 31, 2017 primarily included amounts in bank checking accounts and Money Market Funds. We believe that a change in average interest rates would not materially affect our interest income and results of operations.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of March 31, 2018 and December 31, 2017 included amounts in bank checking accounts and money market funds, and our short-term investments consist of U.S. Treasury bills. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio would have reduced interest income for the three month periods ended March 31, 2018 and 2017 by an immaterial amount.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against us and eight of our airline partners in the U.S. District Court for the Central District of California alleging that our redirection server and login portal infringe a patent owned by the plaintiff. We are required under our contracts with these airlines to indemnify them for defense costs and any liabilities resulting from the suit. Given the very early stage of this litigation, we are unable to assess the merits of the claim, and the outcome of this matter is inherently uncertain.

From time to time we may become involved in other legal proceedings arising in the ordinary course of our business. We cannot predict with certainty the potential for or outcome of any future litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs.

ITEM 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2017 10-K.

We depend upon third parties, many of which are single-source providers, to manufacture equipment components, provide services for our network and install and maintain our equipment.

We rely on third-party suppliers for equipment components and services that we use to provide our ATG and satellite services. Many suppliers of critical components of our equipment are single-source providers. Components for which we rely on single-source suppliers include, among others, the antennas and modems for all systems, the radomes for our satellite systems and the equipment used at our ATG and ATG-NG cell site base stations. If we are required for any reason (including expiration of the contract, legal or regulatory action, termination by one party for material breach or other termination events) to find one or more alternative suppliers, we estimate that the replacement process could take up to two years depending upon the component, and we may not be able to contract with such alternative suppliers on a timely basis, on commercially reasonable terms, or at all. Finding and contracting with suppliers of some components may be delayed or made more difficult by current suppliers’ ownership of key intellectual property that requires alternative suppliers to either obtain rights to such intellectual property or develop new designs that do not infringe on such intellectual property. In addition, many of our components, such as the equipment used in our base stations, are highly integrated with other system components, which may further lengthen the time required for an alternative supplier to deliver a component that meets our system requirements. The single-source provider from which we historically purchased modems for our ATG and ATG-4 systems recently determined to stop manufacturing such modems. We intend to transition to a new mobile network technology but need a supply of modems compatible with the existing technology until the transition occurs. We intend to contract with a supplier to provide such modems under a license from the previous supplier. Due to the necessity of certain design changes and other factors, there can be no assurance that modems supplied by the new provider will be delivered on a schedule at the times or in the amounts needed to meet our needs. We also rely on a third party to provide the links between our data centers and our ground network. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services in sufficient quantities or on a timely basis consistent with our schedule, our business, financial condition and results of operations may be materially adversely affected.

ZTE USA, Inc. (“ZTE USA”) has historically developed, supplied and supported the base stations and associated core network elements used in our current ATG network. In addition, ZTE USA is developing and has agreed to supply the base stations, associated core network elements and modems for our ATG-NG network. Recently, the U.S. Commerce Department’s Bureau of Industry and Security issued a denial order that prohibits China-based affiliates of ZTE USA (together with ZTE USA, “ZTE”) from directly or indirectly participating in any transaction involving certain technology exported from the United States. The prohibited transactions include among others buying, selling, delivering, transporting and servicing. The prohibition will remain in effect until March of 2025. We are currently evaluating the impact of the denial order on our business. If ZTE is unable to perform its obligations under our existing contracts, we may be required to contract with a new supplier or suppliers for the equipment and/or services previously provided by ZTE for our existing ATG-4 network and for the development, supply, support and other services required for the further development and launch of ATG-NG. If we are unable to timely identify one or more alternate suppliers adequate to meet our needs and to negotiate commercially reasonable terms, our business, financial condition and results of operations may be materially adversely affected. In addition, we have incurred material operating and capital expenditures for ZTE’s development work for ATG-NG. If ZTE is unable to complete the development of ATG-NG and we are not able to repurpose such development work with a new supplier or recover all or a significant portion of such expenditures from ZTE, our financial condition may be materially adversely affected.

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

Risks related to actions on trade by the U.S. and foreign governments.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods, and related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact our supply chain and foreign demand for our products and services and, thus, to have a material adverse effect on our business and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

Effective May 1, 2018, Anand Chari resigned as Executive Vice President and Chief Technology Officer. Pursuant to a transition agreement, dated May 1, 2018, between Gogo LLC and Mr. Chair, Mr. Chari will receive the following benefits: (i) a payment of $32,877 in lieu of the requirement to provide 30 days’ notice of termination, (ii) payment of his salary, and reimbursement for any business expenses incurred, through May 1, 2018, (iii) a severance payment of $400,000, less any required tax withholdings, (iv) reimbursement of COBRA health insurance premiums for the 13-month period beginning on May 1, 2018 and (iv) a one-time payment of $15,000. In addition, subject to Mr. Chari’s continued compliance with the terms of the transition agreement, the service agreement described below and the restricted covenants contained in his employment agreement, Mr. Chari will receive (a) continued vesting of his outstanding and unvested equity awards through May 31, 2019 or, if earlier, the date the service agreement is terminated and (b) continued exercisability of any vested options (or options that vest pursuant to his transition agreement) through the earlier of (x) 90 days following the service agreement termination date and (y) the tenth anniversary of the applicable grant date of the options. Any of Mr. Chari’s equity awards that remain unvested on the service agreement termination date, and any vested options that remain unexercised at the end of the exercise period described above, will be forfeited, cancelled and terminated. The foregoing benefits are subject to Mr. Chari’s execution of a general mutual release of all claims. Gogo LLC also entered into a service agreement, dated May 1, 2018, with an entity affiliated with Mr. Chari, NG SATS INC. d/b/a NGSATS, a Delaware corporation, pursuant to which Mr. Chari has been engaged as a strategic technology advisor through May 31, 2019. The service agreement provides for payments of Mr. Chari’s service fees at a rate of (i) $33,333.33 per month through December 31, 2018 and (ii) $16,666.66 per month from January 1, 2019 through May 31, 2019. The service agreement provides that, if the hours of service in 2019 exceed 20 hours per week cumulated over a month, the Company shall pay additional fees at the rate of $192.31 per additional hour. NG SATS INC. d/b/a NGSATS and Mr. Chari will be subject to additional non-competition and non-solicitation covenants through the term of the service agreement and for a period of seven months following termination or expiration of the service agreement.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1.44 †	Amendment #4 to the 2Ku In-Flight Connectivity Services Agreement, dated as of June 22, 2017, between Delta Air Lines, Inc. and Gogo LLC

10.1.45 †	Amendment #5 to the 2Ku In-Flight Connectivity Services Agreement, dated as of July 12, 2017, between Delta Air Lines, Inc. and Gogo LLC

10.2.12 ◆	Employment Agreement, dated March 4, 2018, between Gogo Inc., Gogo LLC and Oakleigh Thorne

10.2.13 ◆	Separation Agreement and General Release, dated March 5, 2018, between Gogo LLC, Gogo Inc. and Michael Small

10.2.14 ◆	Employment Agreement, dated April 7, 2010, between Aircell LLC and Jonathan Cobin

10.2.15 ◆	Amendment No. 1 to the Employment Agreement, by and between Gogo LLC and Jonathan Cobin, effective as of November 30, 2017

10.2.16 ◆	Amendment No. 3 to the Employment Agreement, by and between Gogo LLC and Anand Chari, effective as of November 30, 2017

10.2.17 ◆	Amendment No. 3 to the Employment Agreement, by and between Gogo LLC and John Wade, effective as of November 30, 2017

10.2.18 ◆	Amendment No. 1 to the Form of Change in Control Severance Agreement for officers

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
◆	Indicates employment contract or compensatory plan or arrangement.
*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.

Date: May 4, 2018

/s/ Oakleigh Thorne
Oakleigh Thorne
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)