Form 10-Q
period 2018-06-30
Gogo Inc.
filed 2018-08-08
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, 87,351,448 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$140,420	$196,356
Short-term investments	123,191	212,792

Total cash, cash equivalents and short-term investments	263,611	409,148
Accounts receivable, net of allowances of $664 and $587, respectively	141,134	117,896
Inventories	178,506	45,543
Prepaid expenses and other current assets	35,092	20,310

Total current assets	618,343	592,897

Non-current assets:
Property and equipment, net	532,148	656,038
Goodwill and intangible assets, net	83,078	87,133
Other non-current assets	70,739	67,107

Total non-current assets	685,965	810,278

Total assets	$1,304,308	$1,403,175

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$37,257	$27,130
Accrued liabilities	205,018	201,815
Deferred revenue	37,275	43,448
Deferred airborne lease incentives	27,207	42,096
Current portion of capital leases	1,442	1,789

Total current liabilities	308,199	316,278

Non-current liabilities:
Long-term debt	1,012,155	1,000,868
Deferred airborne lease incentives	128,279	142,938
Other non-current liabilities	83,887	134,655

Total non-current liabilities	1,224,321	1,278,461

Total liabilities	1,532,520	1,594,739

Commitments and contingencies (Note 12)	—	—
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2018 and December 31, 2017; 87,471,813 and 87,062,578 shares issued at June 30, 2018 and December 31, 2017, respectively; and 87,351,300 and 86,843,928 shares outstanding at June 30, 2018 and December 31, 2017, respectively	9	9
Additional paid-in-capital	907,071	898,729
Accumulated other comprehensive loss	(3,146)	(933)
Accumulated deficit	(1,132,146)	(1,089,369)

Total stockholders’ deficit	(228,212)	(191,564)

Total liabilities and stockholders’ deficit	$1,304,308	$1,403,175

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Revenue:
Service revenue	$159,056	$154,076	$309,734	$300,571
Equipment revenue	68,402	18,724	149,549	37,635

Total revenue	227,458	172,800	459,283	338,206

Operating expenses:
Cost of service revenue (exclusive of items shown below)	73,650	69,127	148,597	133,940
Cost of equipment revenue (exclusive of items shown below)	64,350	14,649	116,643	26,297
Engineering, design and development	28,409	35,685	58,186	71,949
Sales and marketing	15,427	16,564	31,328	30,959
General and administrative	21,133	23,549	46,292	46,098
Depreciation and amortization	31,938	30,562	67,857	60,997

Total operating expenses	234,907	190,136	468,903	370,240

Operating loss	(7,449)	(17,336)	(9,620)	(32,034)

Other (income) expense:
Interest income	(1,328)	(771)	(2,404)	(1,316)
Interest expense	30,641	27,226	61,195	54,169
Other (income) expense	374	56	(131)	94

Total other expense	29,687	26,511	58,660	52,947

Loss before income taxes	(37,136)	(43,847)	(68,280)	(84,981)
Income tax provision (benefit)	71	362	(3,654)	595

Net loss	$(37,207)	$(44,209)	$(64,626)	$(85,576)

Net loss attributable to common stock per share—basic and diluted	$(0.47)	$(0.56)	$(0.81)	$(1.08)

Weighted average number of shares—basic and diluted	79,783	79,334	79,718	79,237

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net loss	$(37,207)	$(44,209)	$(64,626)	$(85,576)
Currency translation adjustments	(1,379)	264	(2,213)	490

Comprehensive loss	$(38,586)	$(43,945)	$(66,839)	$(85,086)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2018	2017
Operating activities:
Net loss	$(64,626)	$(85,576)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	67,857	60,997
Loss on asset disposals, abandonments and write-downs	6,529	3,477
Gain on transition to airline-directed model	(21,551)	—
Deferred income taxes	(3,911)	527
Stock-based compensation expense	8,599	9,724
Amortization of deferred financing costs	2,083	1,799
Accretion and amortization of debt discount and premium	9,204	9,142
Changes in operating assets and liabilities:
Accounts receivable	(23,522)	(13,316)
Inventories	(6,223)	(1,775)
Prepaid expenses and other current assets	(4,472)	4,468
Contract assets	(14,469)	—
Accounts payable	9,263	1,444
Accrued liabilities	6,498	2,565
Deferred airborne lease incentives	(2,986)	6,374
Deferred revenue	1,223	5,024
Accrued interest	—	963
Warranty reserves	5,355	57
Other non-current assets and liabilities	(3,880)	(3,506)

Net cash (used in) provided by operating activities	(29,029)	2,388

Investing activities:
Purchases of property and equipment	(103,599)	(128,892)
Acquisition of intangible assets—capitalized software	(11,567)	(16,851)
Purchases of short-term investments	(39,323)	(193,845)
Redemptions of short-term investments	128,924	249,081

Net cash used in investing activities	(25,565)	(90,507)

Financing activities:
Proceeds from the issuance of senior secured notes	—	70,200
Payment of issuance costs	—	(1,485)
Payments on capital leases	(1,187)	(1,540)
Stock-based compensation activity	(257)	(759)

Net cash provided by (used in) financing activities	(1,444)	66,416

Effect of exchange rate changes on cash	(373)	317
Decrease in cash, cash equivalents and restricted cash	(56,411)	(21,386)
Cash, cash equivalents and restricted cash at beginning of period	203,729	125,189

Cash, cash equivalents and restricted cash at end of period	$147,318	$103,803

Cash, cash equivalents and restricted cash at end of period	$147,318	$103,803
Less: current restricted cash	1,738	514
Less: non-current restricted cash	5,160	6,873

Cash and cash equivalents at end of period	$140,420	$96,416

Supplemental Cash Flow Information:
Cash paid for interest	$49,911	$42,698
Cash paid for taxes	374	24
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$19,001	$48,721
Purchases of property and equipment paid by commercial airlines	4,816	5,917
Purchases of property and equipment under capital leases	279	1,174
Acquisition of intangible assets in current liabilities	955	1,532
Asset retirement obligation incurred and adjustments	516	745

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

The results of operations and cash flows for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

We have one class of common stock outstanding as of June 30, 2018 and December 31, 2017.

Reclassifications - To conform with the current year presentation, certain amounts in our unaudited condensed consolidated statement of cash flows for the six month period ended June 30, 2017 have been reclassified. Specifically, accrued airline revenue share of $27 thousand and current deferred rent of $181 thousand have been combined with accrued liabilities and non-current deferred rent of $284 thousand has been combined with other non-current assets and liabilities. Additionally, warranty reserves are now separately stated in its own line, which was included within accrued liabilities previously.

Transition to airline-directed model - The accounting treatment for one of our airline agreements transitioned from our turnkey model to our airline-directed model in January 2018 due to specific provisions elected by the airline that resulted in the transfer of control of the previously installed connectivity equipment. Upon transition to the airline-directed model, the net book value of all previously delivered equipment classified within property and equipment was reclassified to cost of equipment revenue. Additionally, the unamortized proceeds previously received for equipment and classified within current and non-current deferred airborne lease incentives were eliminated and included as part of estimated contract value, which was then allocated amongst the various performance obligations under the agreement. The value allocated to previously delivered equipment was immediately recognized as equipment revenue in our unaudited condensed consolidated financial statements; refer to Note 3, “Revenue Recognition,” for additional disclosures relating to the allocation of consideration among identified performance obligations. For amounts recognized in equipment revenue that were in excess of the amounts billed, we recorded current and non-current contract assets included within prepaid expenses and other current assets and other non-current assets, respectively; refer to Note 3, “Revenue Recognition,” for additional details. In connection with the transition of this airline agreement to the airline-directed model, we also established warranty reserves related to previously sold equipment that are still under a warranty period, which is included

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

within accrued liabilities. See Note 8, “Warranties,” for additional information. This transition from the turnkey model to the airline-directed model occurred on January 4, 2018 and the total financial statement effect on our unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of operations was as follows (in thousands):

Increase (decrease)
Unaudited condensed consolidated balance sheet
Prepaid expense and other current assets	$6,603
Property and equipment, net	(32,716)
Other non-current assets	18,783
Accrued liabilities	2,000
Current deferred airborne lease incentive	(13,592)
Non-current deferred airborne lease incentive	(17,289)
Unaudited condensed consolidated statement of operations
Equipment revenue	45,396
Cost of equipment revenue	23,845

During the second quarter 2018, we identified an additional $2.2 million of property and equipment, net that should have been included in the transition adjustments as of January 1, 2018. The schedule above reflects the additional adjustment.

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

In conjunction with the adoption of ASC 606, we also adopted Accounting Standard Codification Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers (“ASC 340-40”), which requires the capitalization of costs incurred to obtain or fulfill a contract with a customer. Prior to the adoption of ASC 340-40, we expensed all fulfillment and other costs associated with airline-directed contracts, which were comprised predominantly of costs incurred to obtain supplemental type certificates (“STCs”); these costs are now required to be capitalized and amortized to expense over the life of the contract (and are included within engineering, design and development in our unaudited condensed consolidated financial statements). Costs associated with our turnkey contracts are not eligible for capitalization under ASC 340-40 and will continue to be expensed as incurred.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The cumulative effect of the adoption of ASC 606 and ASC 340-40 to our unaudited condensed consolidated balance sheet as of January 1, 2018 was as follows (in thousands):

	Balance at December 31, 2017	Impact of ASC 606	Balances with Adoption of ASC 606
Assets
Inventories	$45,543	$974	$46,517
Prepaid expenses and other current assets	20,310	603	20,913
Property and equipment, net	656,038	(5,282)	650,756
Other non-current assets	67,107	(30,006)	37,101
Liabilities
Current deferred revenue	43,448	(7,182)	36,266
Other non-current liabilities	134,655	(48,378)	86,277
Equity
Accumulated deficit	(1,089,369)	21,849	(1,067,520)

During the second quarter 2018, we identified an additional $2.3 million of property and equipment, net that should have been recorded to accumulated deficit in the transition adjustments as of January 1, 2018. The schedule above reflects the additional adjustment.

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

All other new pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that records most leases on the balance sheet. ASU 2016-02 also aligns certain underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard. Furthermore, ASU 2016-02 eliminates the required use of bright-line tests used in current GAAP for determining lease classification. It also requires lessors to provide additional transparency into their exposure to the changes in value of their residual assets and how they manage that exposure. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. ASU 2016-02 required entities to adopt the new leases standard using a modified retrospective method and initially apply the related guidance at the beginning of the earliest period presented in the financial statements. During July 2018, the FASB issued ASU 2018-11, which allows for an additional and optional transition method under which an entity would record a cumulative-effect adjustment at the beginning of the period of adoption. The primary impact of ASU 2016-02 relates to our leases with wireless service providers for tower space and base station capacity, and our leases of facilities and equipment. See Note 11, “Leases,” for further information on our lease arrangements. We will adopt this as guidance as of January 1, 2019, and we are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

On January 1, 2018, we adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This is intended to reduce the complexity of GAAP and diversity in practice related to the tax consequences of certain types of intra- entity asset transfers, particularly those involving intellectual property. Adoption of this standard did not have a material impact on our consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods or services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of ASU 2018-07 on our consolidated financial statements and related disclosures.

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

As of June 30, 2018, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations is approximately $966 million, most of which relates to our commercial aviation contracts. Approximately $187 million represents future equipment revenue that is expected to be recognized within the next one to three years. The remaining $779 million primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract (approximately 5-10 years). We have excluded from this amount: all variable consideration derived from our connectivity or entertainment services that is allocated entirely to our performance of obligations related to such services; consideration from contracts that have an original duration of one year or less; revenue from passenger service on airlines operating under the turnkey model; and revenue from contracts that have been executed but under which have not yet met the accounting definition of a contract since the airline has not yet determined which products in our portfolio it wishes to select, and, as a result we are unable to determine which products and services will be transferred to the customer.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended
	June 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$88,833	$14,548	$47,831	$151,212
Entertainment, CAS and other	6,913	637	294	7,844

Total service revenue	$95,746	$15,185	$48,125	$159,056

Equipment revenue
ATG	$2,254	$—	$20,497	$22,751
Satellite	21,650	18,460	4,461	44,571
Other	—	—	1,080	1,080

Total equipment revenue	$23,904	$18,460	$26,038	$68,402

Customer type
Airline passenger and aircraft owner/operator	$54,718	$5,097	$48,125	$107,940
Airline, OEM and aftermarket dealer	49,141	26,311	26,038	101,490
Third party	15,791	2,237	—	18,028

Total revenue	$119,650	$33,645	$74,163	$227,458

	For the Six Months Ended
	June 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$170,873	$28,197	$95,223	$294,293
Entertainment, CAS and other	13,656	1,233	552	15,441

Total service revenue	$184,529	$29,430	$95,775	$309,734

Equipment revenue
ATG (1)	$47,016	$—	$35,918	$82,934
Satellite (1)	31,926	23,384	8,719	64,029
Other	—	—	2,586	2,586

Total equipment revenue	$78,942	$23,384	$47,223	$149,549

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Customer type
Airline passenger and aircraft owner/operator	$107,642	$9,826	$95,775	$213,243
Airline, OEM and aftermarket dealer (2)	126,567	39,005	47,223	212,795
Third party	29,262	3,983	—	33,245

Total revenue	$263,471	$52,814	$142,998	$459,283

1)

ATG and satellite equipment revenue for the CA-NA segment includes the $45.4 million related to the accounting impact of the transition of one of our airline partners to the airline-directed model. Approximately $43.4 million was included in ATG equipment revenue and approximately $2.0 million was included in satellite equipment revenue.

2)

Airline, OEM and aftermarket dealer revenue includes all equipment revenue for our three segments, including the $45.4 million accounting impact of the transition of one of our airline partners to the airline-directed model.

Contract balances

Our current and non-current deferred revenue balances totaled $62.3 million and $61.1 million as of June 30, 2018, and January 1, 2018, respectively. Deferred revenue includes, among other things, equipment, multi-packs, subscriptions and sponsorships activities.

Our current and non-current contract asset balances totaled $44.4 million and $5.1 million as of June 30, 2018 and January 1, 2018, respectively. Contract assets represents the aggregate amount of revenue recognized in excess of billings for our airline-directed contracts.

Our STC balances were $13.6 million and $7.6 million as of June 30, 2018, and January 1, 2018, respectively. We recognized $0.2 million and $0.4 million, respectively, of deferred STC costs as part of our engineering, design and development costs in our unaudited condensed consolidated statement of operations during the three and six month periods ended June 30, 2018. As noted above, STC costs for our airline-directed contracts are capitalized and expensed on a straight-line basis over the life of the contract.

Impact of adoption of ASC 606

The following table presents the post adoption impact of ASC 606 on our unaudited condensed consolidated balance sheet and the statement of operations (in thousands):

	As of June 30, 2018
	As Reported	Impact of ASC 606	Balances Without Adoption of ASC 606
Assets
Prepaid expenses and other current assets	$35,092	$(907)	$34,185
Other non-current assets	70,739	98,567	169,306
Liabilities
Current deferred revenue	37,275	26,055	63,330
Other non-current liabilities	83,887	106,131	190,018
Equity
Accumulated deficit	(1,132,146)	(24,165)	(1,156,311)

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Three Months Ended
	June 30, 2018
	As Reported	Impact of ASC 606	Balances Without Adoption of ASC 606
Revenue:
Service revenue	$159,056	$4,514	$163,570
Equipment revenue	68,402	(31,362)	37,040
Operating expenses:
Cost of equipment revenue	64,350	(25,144)	39,206
Engineering, design and development	28,409	691	29,100
Net loss	(37,207)	(2,395)	(39,602)

	For the Six Months Ended
	June 30, 2018
	As Reported	Impact of ASC 606	Balances Without Adoption of ASC 606
Revenue:
Service revenue	$309,734	$8,906	$318,640
Equipment revenue	149,549	(82,019)	67,530
Operating expenses:
Cost of equipment revenue	116,643	(64,294)	52,349
Engineering, design and development	58,186	1,542	59,728
Net loss	(64,626)	(10,361)	(74,987)

4. Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period. The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 9, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Accordingly, the calculation of weighted average shares outstanding as of June 30, 2018 and 2017 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three and six month periods ended June 30, 2018 and 2017, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2018 and 2017; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2018 and 2017 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(37,207)	$(44,209)	$(64,626)	$(85,576)
Less: Participation rights of the Forward Transactions	—	—	—	—

Undistributed losses	$(37,207)	$(44,209)	$(64,626)	$(85,576)

Weighted-average common shares outstanding-basic and diluted	79,783	79,334	79,718	79,237

Net loss attributable to common stock per share-basic and diluted	$(0.47)	$(0.56)	$(0.81)	$(1.08)

5. Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Work-in-process component parts	$30,582	$35,009
Finished goods (1)	147,924	10,534

Total inventory	$178,506	$45,543

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

6. Composition of Certain Balance Sheet Accounts

Property and equipment as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Office equipment, furniture, fixtures and other	$50,380	$46,445
Leasehold improvements	44,300	42,522
Airborne equipment (1) (2)	619,425	765,652
Network equipment	201,522	199,304

	915,627	1,053,923
Accumulated depreciation (1)	(383,479)	(397,885)

Property and equipment, net	$532,148	$656,038

(1)

Changes between June 30, 2018 and December 31, 2017 relate to the accounting impact of the transition of one of our airline partner agreements to the airline-directed model (see Note 1, “Basis of Presentation,” for additional information) and the adoption of ASC 606 (see Note 2, “Recent Accounting Pronouncements,” for additional information).

(2)	Changes between June 30, 2018 and December 31, 2017 also relate to the allocation of uninstalled airborne equipment to inventory (see Note 5, “Inventories,” for additional information).

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Prepaid expenses and other current assets as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Contract assets (1)	$9,237	$—
Prepaid satellite services	6,536	3,360
Restricted cash	1,738	500
Other	17,581	16,450

Total prepaid expenses and other current assets	$35,092	$20,310

(1)

Changes between June 30, 2018 and December 31, 2017 are due to the adoption of ASC 606 and additional activity during the six months ended June 30, 2018. See Note 2, “Recent Accounting Pronouncements,” for additional information.

Other non-current assets as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Contract assets (1)	$35,144	$—
Deferred STC costs (1)	13,551	—
Deferred cost of equipment revenue (1)	—	40,986
Restricted cash	5,160	6,873
Other	16,884	19,248

Total other non-current assets	$70,739	$67,107

(1)

Changes between June 30, 2018 and December 31, 2017 are primarily due to the adoption of ASC 606 and additional activity during the six months ended June 30, 2018. See Note 2, “Recent Accounting Pronouncements,” for additional information.

Accrued liabilities as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Employee compensation and benefits	$14,269	$25,621
Airborne equipment and installation costs	26,804	44,059
Airline related accrued liabilities	26,278	13,566
Accrued interest	47,649	47,649
Accrued revenue share	14,458	17,339
Accrued satellite network costs	13,999	12,667
Warranty reserve	9,762	2,424
Other	51,799	38,490

Total accrued liabilities	$205,018	$201,815

Other non-current liabilities as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Deferred revenue (1)	$25,024	$73,192
Deferred rent	37,083	37,354
Asset retirement obligations	9,573	9,668
Deferred tax liabilities	2,072	5,983
Other	10,135	8,458

Total other non-current liabilities	$83,887	$134,655

(1)	Changes between June 30, 2018 and December 31, 2017 are primarily due to the adoption of ASC 606. See Note 2, “Recent Accounting Pronouncements,” for additional information.

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

As of both June 30, 2018 and December 31, 2017, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of June 30, 2018 and December 31, 2017 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of June 30, 2018			As of December 31, 2017
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	2.1	$153,884	$(105,701)	$48,183	$145,063	$(93,523)	$51,540
Service customer relationship	1.8	8,081	(6,296)	1,785	8,081	(5,788)	2,293
Other intangible assets	1.7	1,500	(1,293)	207	1,500	(1,103)	397
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—

Total amortized intangible assets		170,189	(120,014)	50,175	161,368	(107,138)	54,230
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$202,472	$(120,014)	$82,458	$193,651	$(107,138)	$86,513

Amortization expense was $7.2 million and $14.8 million, respectively, for the three and six month periods ended June 30, 2018 and $5.8 million and $11.6 million, respectively, for the three and six month periods ended June 30, 2017.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2018 (period from July 1 to December 31)	$12,986
2019	$18,811
2020	$11,046
2021	$4,917
2022	$1,890
Thereafter	$525

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

8. Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $9.8 million and $2.4 million, respectively, as of June 30, 2018 and December 31, 2017. Changes between June 30, 2018 and December 31, 2017 relate to the accounting impact of the transition of one of our airline agreements to the airline-directed model, additional activity under airline-directed models and costs associated with remediation of quality issues associated with our 2Ku technology. See Note 1, “Basis of Presentation” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

9. Long-Term Debt and Other Liabilities

Long-term debt as of June 30, 2018 and December 31, 2017 was as follows (in thousands):

	June 30,	December 31,
	2018	2017
Senior Secured Notes	$704,132	$705,520
Convertible Notes	322,136	311,544

Total debt	1,026,268	1,017,064
Less deferred financing costs	(14,113)	(16,196)

Total long-term debt	$1,012,155	$1,000,868

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

As of June 30, 2018 and December 31, 2017, the outstanding principal amount of the Senior Secured Notes was $690.0 million and $690.0 million, respectively, the unamortized debt premium and Consent Fees were $14.1 million and $15.5 million, respectively, and the net carrying amount was $704.1 million and $705.5 million, respectively.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We paid approximately $11.4 million, $2.0 million and $2.5 million, respectively, of aggregate origination fees and financing costs related to the issuance of the Original Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes, which have been accounted for as deferred financing costs. Additionally, as noted above, we paid approximately $1.4 million of Consent Fees, which partially offset the net carrying value of the Senior Secured Notes. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the Senior Secured Notes using the effective interest method. Total amortization expense was $0.7 million and $1.3 million, respectively, for the three and six month periods ended June 30, 2018, and $0.6 million and $1.1 million, respectively, for the prior year periods. As of June 30, 2018 and December 31, 2017, the balance of unamortized deferred financing costs related to the Senior Secured Notes was $11.3 million and $12.6 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 10, “Interest Costs,” for additional information.

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

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding Senior Secured Notes issued under the Indenture to be due and payable immediately. As of June 30, 2018, no event of default had occurred.

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

As of June 30, 2018 and December 31, 2017, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $39.8 million and $50.4 million, respectively, and the net carrying amount of the liability component was $322.1 million and $311.5 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes of which $7.5 million and $2.9 million were recorded as deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.4 million and $0.8 million, respectively, for the three and six month periods ended June 30, 2018, and $0.3 million and $0.7 million, respectively, for the prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, the balance of unamortized deferred financing costs related to the Convertible Notes was $2.8 million and $3.6 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 10, “Interest Costs” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the three and six month periods ended June 30, 2018 or the year ended December 31, 2017. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

Restricted Cash - Our restricted cash balances were $6.9 million and $7.4 million, respectively, as of June 30, 2018 and December 31, 2017 and primarily consist of letters of credit. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

10. Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three and six month periods ended June 30, 2018 and 2017 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Interest costs charged to expense	$24,928	$21,689	$49,908	$43,228
Amortization of deferred financing costs	1,048	903	2,083	1,799
Accretion of debt discount on Convertible Notes	5,368	4,812	10,592	9,493
Amortization of debt premium on Senior Secured Notes	(703)	(178)	(1,388)	(351)

Interest expense	30,641	27,226	61,195	54,169
Interest costs capitalized to property and equipment	3	2	15	6
Interest costs capitalized to software	75	253	107	611

Total interest costs	$30,719	$27,481	$61,317	$54,786

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

Under the turnkey model, we account for equipment transactions as operating leases of space for our equipment on the aircraft. We may be responsible for the costs of installing and/or deinstalling the equipment. Under the turnkey model, the equipment transactions involve the transfer of legal title but do not meet sales recognition for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment. Under the turnkey model, we refer to the airline as a “partner.”

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Under the turnkey model, the assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 6, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $7.5 million and $15.1 million, respectively, for the three and six month periods ended June 30, 2018 and $8.6 million and $18.0 million, respectively, for the prior year periods as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of June 30, 2018, deferred airborne lease incentives of $27.2 million and $128.3 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2017, deferred airborne lease incentives of $42.1 million and $142.9 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. The decrease in our deferred airborne lease incentives and the amortization of the deferred airborne lease incentives relate to the accounting impact of the transition of one of our airline agreements to the airline-directed model. See Note 1, “Basis of Presentation,” for additional information.

Under the turnkey model, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $6.7 million and $13.1 million, respectively, for the three and six month periods ended June 30, 2018 and $10.2 million and $19.1 million, respectively, for the prior year periods. The decrease in rental expense was due to the transition of one of our airline agreements to the airline-directed model. See Note 1, “Basis of Presentation,” for additional information.

A contract with one of our airline partners requires us to provide the airline partner with a cash rebate of $1.8 million in June 2018. We intend to make the 2018 payment shortly.

Leases and Cell Site Contracts — We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $3.0 million and $6.1 million, respectively, for the three and six month periods ended June 30, 2018 and $3.0 million and $6.0 million, respectively, for the prior year periods. Additionally, we have operating leases with wireless service providers for tower space and base station capacity on a volume usage basis (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term with various renewal options. Total cell site rental expense was $2.6 million and $5.3 million, respectively, during the three and six month periods ended June 30, 2018 and $2.4 million and $4.7 million, respectively, for the prior year periods.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of June 30, 2018, are as follows (in thousands):

Operating
Years ending December 31,	Leases
2018 (period from July 1 to December 31)	$11,365
2019	$21,083
2020	$19,118
2021	$18,975
2022	$17,703
Thereafter	$92,350

Equipment Leases – We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates in an approximate range of 8% to 14%. As of June 30, 2018 and December 31, 2017 the computer equipment leases were classified as part of office equipment, furniture, and fixtures and other in our unaudited condensed consolidated balance sheet at a gross cost of $5.3 million and $5.0 million, respectively. As of June 30, 2018 and December 31, 2017, the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $7.5 million and $7.5 million, respectively. Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of June 30, 2018, are as follows (in thousands):

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Capital
Years ending December 31,	Leases
2018 (period from July 1 to December 31)	$851
2019	1,053
2020	211
Thereafter	—

Total minimum lease payments	2,115
Less: Amount representing interest	(109)

Present value of net minimum lease payments	$2,006

The $2.0 million present value of net minimum lease payments as of June 30, 2018 has a current portion of $1.4 million included in the current portion of long-term debt and capital leases and a non-current portion of $0.6 million included in other non-current liabilities.

12. Commitments and Contingencies

Contractual Commitments - We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of June 30, 2018 commit us to purchase transponder and teleport satellite services totaling approximately $43.8 million in 2018 (July 1 through December 31), $92.7 million in 2019, $90.4 million in 2020, $77.9 million in 2021, $74.4 million in 2022 and $228.1 million thereafter.

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

Linksmart Litigation - On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against us and eight of our airline partners in the U.S. District Court for the Central District of California alleging that our redirection server and login portal infringe a patent owned by the plaintiff. We are required under our contracts with these airlines to indemnify them for defense costs and any liabilities resulting from the suit. Given the very early stage of this litigation, we are unable to assess the merits of the claim, and the outcome of this matter is inherently uncertain.

Pierrelouis Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer, and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 7, 2018. The complaint asserts claims

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. We believe that the claims are without merit and intend to defend them vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Senior Secured Notes and the Convertible Notes, which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Senior Secured Notes and Convertible Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment used in the calculations of fair value on our June 30, 2018 unaudited condensed consolidated balance sheet, excluding any issuance costs, is the amount that a market participant would be willing to lend at June 30, 2018 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Senior Secured Notes and the Convertible Notes. The calculated fair value of our Convertible Notes is highly correlated to our stock price and as a result significant changes to our stock price could have a significant impact on the calculated fair value of our Convertible Notes.

The fair value and carrying value of long-term debt as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018			December 31, 2017
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Senior Secured Notes	$742,000	$704,132	(2)	$782,000	$705,520	(2)
Convertible Notes	316,000	322,136	(3)	330,000	311,544	(3)

(1)	Fair value amounts are rounded to the nearest million.
(2)

Carrying value of the Senior Secured Notes includes unamortized debt premium and Consent Fees of $14.1 million and $15.5 million, respectively, as of June 30, 2018 and December 31, 2017. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

(3)

Carrying value of the Convertible Notes excludes unamortized debt discount of $39.8 million and $50.4 million, respectively, as of June 30, 2018 and December 31, 2017. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

We have held-to-maturity financial instruments where carrying value approximates fair value. There were no fair value adjustments to these financial instruments during the three and six month periods ended June 30, 2018 and 2017.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

14. Income Tax

The effective income tax rates for the three and six month periods ended June 30, 2018 were (0.2%) and 5.4%, respectively, as compared with (0.8%) and (0.7%), respectively, for the prior year periods. An income tax benefit was recorded for the six month period ended June 30, 2018 resulting from a reduction in our valuation allowance of approximately $4.0 million due to the application of provisions of H.R. 1, commonly known as the Tax Cuts and Jobs Act, to our evaluation of our deferred tax assets. For the three and six months ended June 30, 2017, our income tax expense was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets.

We are subject to income taxation in the United States, various states within the United States, Canada, Switzerland, Japan, Mexico, Brazil, Singapore, the United Kingdom, Hong Kong, Australia, China, India, France, Germany and the Netherlands. With few exceptions, as of June 30, 2018, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2014.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and six month periods ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, we did not have a liability recorded for interest or potential penalties.

We do not expect a change in the unrecognized tax benefits within the next 12 months.

15. Business Segments and Major Customers

We operate our business through three operating segments: Commercial Aviation North America, or “CA-NA”, Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA.” See Note 1, “Basis of Presentation,” for further information regarding our segments.

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in our 2017 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. For the three and six months ended June 30, 2018 and 2017, our foreign revenue accounts for less than 10% of our consolidated revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. We do not disclose assets outside of the United States as they totaled less than 10% of our unaudited condensed consolidated assets as of June 30, 2018 and December 31, 2017. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

Management evaluates performance and allocates resources to each segment based on segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, certain non-cash items (including amortization of deferred airborne lease incentives, stock-based compensation expense, amortization of STC costs and the accounting impact of the transition to the airline-directed model) and other income (expense). Segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment profit (loss) should not be considered in isolation or as a substitute for net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	June 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue	$95,746	$15,185	$48,125	$159,056
Equipment revenue	23,904	18,460	26,038	68,402

Total revenue	$119,650	$33,645	$74,163	$227,458

Segment profit (loss)	$7,041	$(24,474)	$36,679	$19,246

	For the Three Months Ended
	June 30, 2017
	CA-NA	CA-ROW	BA	Total
Service revenue	$98,679	$13,188	$42,209	$154,076
Equipment revenue	2,272	885	15,567	18,724

Total revenue	$100,951	$14,073	$57,776	$172,800

Segment profit (loss)	$16,191	$(31,403)	$25,202	$9,990

	For the Six Months Ended
	June 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue	$184,529	$29,430	$95,775	$309,734
Equipment revenue (1)	78,942	23,384	47,223	149,549

Total revenue	$263,471	$52,814	$142,998	$459,283

Segment profit (loss)	$8,697	$(47,079)	$69,002	$30,620

	For the Six Months Ended
	June 30, 2017
	CA-NA	CA-ROW	BA	Total
Service revenue	$195,824	$22,556	$82,191	$300,571
Equipment revenue	3,943	1,803	31,889	37,635

Total revenue	$199,767	$24,359	$114,080	$338,206

Segment profit (loss)	$27,350	$(57,958)	$51,317	$20,709

(1)

CA-NA equipment revenue for the six months ended June 30, 2018 includes the accounting impact of the transition of one of our airline partners to the airline-directed model. See Note 1, “Basis of Presentation” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
CA-NA segment profit	$7,041	$16,191	$8,697	$27,350
CA-ROW segment loss	(24,474)	(31,403)	(47,079)	(57,958)
BA segment profit	36,679	25,202	69,002	51,317

Total segment profit	19,246	9,990	30,620	20,709
Interest income	1,328	771	2,404	1,316
Interest expense	(30,641)	(27,226)	(61,195)	(54,169)
Depreciation and amortization	(31,938)	(30,562)	(67,857)	(60,997)
Transition to airline-directed model	2,249	—	21,551	—
Amortization of deferred airborne lease incentives (1)	7,462	8,630	15,092	17,978
Amortization of STC costs	(255)	—	(427)	—
Stock-based compensation expense	(4,213)	(5,394)	(8,599)	(9,724)
Other income (expense)	(374)	(56)	131	(94)

Loss before income taxes	$(37,136)	$(43,847)	$(68,280)	$(84,981)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 11, “Leases,” for further information.

Major Customers and Airline Partnerships — Under the turnkey model, we refer to the airline as a “partner”, and under the airline-directed model, we refer to the airline as a “customer.”

During the three and six month periods ended June 30, 2018, American Airlines accounted for approximately 22% and 29% of consolidated revenue, respectively, while no other customer accounted for more than 10% of consolidated revenue during the prior year periods. Revenue earned from American Airlines for the six month period ended June 30, 2018 included $45.4 million of equipment revenue recognized due to its transition to the airline-directed model. See Note 1, “Basis of Presentation,” for additional information. Revenue earned from passengers on aircraft operated by American Airlines, which was under the turnkey model during the three and six month periods ended June 30, 2017, accounted for approximately 22% of consolidated revenue during such periods.

Revenue earned from passengers on aircraft operated by Delta Air Lines, which is under the turnkey model, accounted for approximately 23% and 22% of consolidated revenue, respectively, for the three and six month periods ended June 30, 2018 and 26% during both prior year periods.

One customer accounted for approximately 14% and 15%, respectively, of consolidated accounts receivable as of June 30, 2018 and December 31, 2017. Delta Air Lines, one of our airline partners, accounted for approximately 12% and 21%, respectively, of consolidated accounts receivable as of June 30, 2018 and December 31, 2017.

16. Employee Retirement and Postretirement Benefits

Stock-Based Compensation — As of June 30, 2018, we had three stock-based employee compensation plans (“Stock Plans”). See Note 11, “Stock-Based Compensation,” in our 2017 10-K for further information regarding these plans. Most of our equity grants are awarded on an annual basis.

For the six month period ended June 30, 2018, options to purchase 2,362,236 shares of common stock (of which 642,462 are options that contain a market condition, in addition to the time-based vesting requirements) were granted, options to purchase 2,500 shares of common stock were exercised, options to purchase 560,347 (of which 286,615 options contain a market condition) shares of common stock were forfeited, and options to purchase 573,478 shares of common stock expired.

For the six month period ended June 30, 2018, 966,599 Restricted Stock Units (“RSUs”) (of which 213,543 are RSUs that contain a market condition, in addition to the time-based vesting requirements) were granted, 443,284 RSUs vested and 196,160 RSUs (of which 66,137 contained a market condition) were forfeited.

For the six month period ended June 30, 2018, 90,871 restricted shares vested. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the six month period ended June 30, 2018, 66,220 Deferred Stock Units were granted and vested.

For the six month period ended June 30, 2018, 141,000 shares of common stock were issued under the employee stock purchase plan.

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Cost of service revenue	$447	$332	$881	$790
Cost of equipment revenue	59	50	113	87
Engineering, design and development	783	1,054	1,693	1,904
Sales and marketing	1,226	1,419	2,308	2,168
General and administrative	1,698	2,539	3,604	4,775

Total stock-based compensation expense	$4,213	$5,394	$8,599	$9,724

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate, are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.3 million and $2.6 million, respectively, during the three and six month periods ended June 30, 2018, and $1.2 million and $2.8 million, respectively, for the prior year periods.

17. Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $18.0 million and $37.1 million, respectively, during the three and six month periods ended June 30, 2018, and $17.2 million and $39.3 million, respectively, for the prior year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the loss of, or failure to realize benefits from, agreements with our airline partners or customers or any failure to renew any existing agreements upon expiration or termination;

•	the failure to maintain airline and passenger satisfaction with our equipment or our service;

•

any inability to timely and efficiently deploy our 2Ku service or develop and deploy the technology to which our ATG network evolves or other components of our technology roadmap for any reason, including technological issues and related remediation efforts, changes in regulations or regulatory delays or failures affecting us or our suppliers, some of whom are single source, or the failure by our airline partners or customers to roll out equipment upgrades or new services or adopt new technologies in order to support increased network capacity demands;

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

•

our ability to expand our international or domestic operations, including our ability to grow our business with current and potential future airline partners and customers and the effect of shifts in business models;

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

•	our, or our technology suppliers’, inability to effectively innovate;

•	changes as a result of U.S. federal tax reform;

•	costs associated with defending pending or future intellectual property infringement and other litigation or claims and any negative outcome or effect of pending or future litigation;

•	our ability to protect our intellectual property;

•	breaches of the security of our information technology network, resulting in unauthorized access to our customers’ credit card information or other personal information;

•	our substantial indebtedness;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing, or financing intended to refinance our existing indebtedness on acceptable terms or at all;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

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

•

our ability to successfully implement our new enterprise resource planning system, our new integrated business plan and other improvements to systems, operations, strategy and procedures needed to support our growth; and

•

other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities Exchange Commission (“SEC”) on February 22, 2017 (the “2017 10-K”) and in Item 1A of our Quarterly Report on Form 10-Q, as filed with the SEC on May 4, 2018 and this Quarterly Report on Form 10-Q, as filed with the SEC on August 8, 2018.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2017 10-K and Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and in this Quarterly Report on Form 10-Q, and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•

costs associated with the implementation of, and our ability to implement on a timely basis our technology roadmap, upgrades and installation of our ATG-4, 2Ku, the technology to which our ATG network evolves and other new technologies (including technological issues and related remediation efforts and failures or delays on the part of antenna and other equipment developers and providers, some of which are single source, or delays in obtaining STCs), the roll-out of our satellite services, the potential licensing or use of additional spectrum, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

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

•	the pace and extent of adoption of our service for use on domestic and international commercial aircraft by our current and new airline partners and customers;

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

•

our ability to enter into and maintain long-term connectivity arrangements with airline partners and customers, which depends on numerous factors including the real or perceived availability, quality and price of our services and product offerings as compared to those offered by our competitors;

•	the impact of a change in business models and contract terms on the profitability of our connectivity agreements with airline partners, including as a result of changes in accounting standards;

•	our ability to engage suppliers of equipment components and network services on a timely basis and on commercially reasonable terms;

•	costs and possible delays resulting from the U.S. government’s order prohibiting our supplier ZTE from buying, selling or engaging in other transactions that involve certain U.S. technology;

•	costs relating to the implementation of our ongoing integrated business planning process, including restructuring charges;

•	continued demand for connectivity and proliferation of Wi-Fi enabled devices, including smartphones, tablets and laptops;

•	changes in domestic or foreign laws, regulations or policies that affect our business or the business of our customers and suppliers;

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

Commercial Aviation North America
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Aircraft online (at period end)	2,809	2,791	2,809	2,791
Satellite	578	163	578	163
ATG	2,231	2,628	2,231	2,628
Total aircraft equivalents (average during the period)	2,876	2,816	2,894	2,794
Net annualized average monthly service revenue per aircraft equivalent (annualized ARPA) (in thousands)	$113	$114	$108	$114

Commercial Aviation Rest of World
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Aircraft online (at period end)	459	318	459	318
Total aircraft equivalents (average during the period)	389	247	364	227
Net annualized ARPA (in thousands)	$147	$203	$153	$192

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

•

Net annualized average monthly service revenue per aircraft equivalent (“ARPA”). We define net annualized ARPA as the aggregate service revenue plus monthly service fees, some of which are reported as a reduction to cost of service revenue for that segment for the period, less revenue share expense and other transactional costs which are included in cost of service revenue for that segment, divided by the number of months in the period, and further divided by the number of aircraft equivalents (as defined above) for that segment during the period, which is then annualized and rounded to the nearest thousand. Beginning with the three month period ended March 31, 2018, we changed the calculation of ARPA to be net of revenue share expense and other transactional expenses in order to better reflect the financial statement impact of revenues generated under both the turnkey model and airline-directed model. The amounts reported above for the three and six month periods ended June 30, 2018 and 2017 reflect this change in methodology. ARPA for the CA-NA segment for both the three and six month periods ended June 30, 2017 was originally reported as $141 thousand. ARPA for the CA-ROW segment for the three and six month periods ended June 30, 2017 was originally reported as $226 thousand and $215 thousand, respectively.

Business Aviation
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Aircraft online (at period end)
Satellite	5,204	5,464	5,204	5,464
ATG	4,920	4,453	4,920	4,453
Average monthly service revenue per aircraft online
Satellite	$228	$236	$239	$230
ATG	3,027	2,872	3,032	2,835
Units Sold
Satellite	113	99	217	187
ATG	281	197	531	386
Average equipment revenue per unit sold (in thousands)
Satellite	$39	$42	$40	$44
ATG	67	52	65	54

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

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

•

Units sold. We define units sold as the number of satellite or ATG units for which we recognized revenue during the period. In the three and six months ended June 30, 2018, we recognized revenue on eight and 15 AVANCE units, respectively, that were previously deferred.

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

As such, we regularly review and update our estimates and recognize adjustments under the cumulative catch-up method. Any adjustments under this method are recorded as a cumulative adjustment in the period identified and revenue for future periods is recognized using the new adjusted estimate.

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

Unaudited Condensed Consolidated Statement of Operations Data
(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Revenue:
Service revenue	$159,056	$154,076	$309,734	$300,571
Equipment revenue	68,402	18,724	149,549	37,635

Total revenue	227,458	172,800	459,283	338,206

Operating expenses:
Cost of service revenue (exclusive of items shown below)	73,650	69,127	148,597	133,940
Cost of equipment revenue (exclusive of items shown below)	64,350	14,649	116,643	26,297
Engineering, design and development	28,409	35,685	58,186	71,949
Sales and marketing	15,427	16,564	31,328	30,959
General and administrative	21,133	23,549	46,292	46,098
Depreciation and amortization	31,938	30,562	67,857	60,997

Total operating expenses	234,907	190,136	468,903	370,240

Operating loss	(7,449)	(17,336)	(9,620)	(32,034)

Other (income) expense:
Interest income	(1,328)	(771)	(2,404)	(1,316)
Interest expense	30,641	27,226	61,195	54,169
Other (income) expense	374	56	(131)	94

Total other expense	29,687	26,511	58,660	52,947

Loss before income taxes	(37,136)	(43,847)	(68,280)	(84,981)
Income tax provision (benefit)	71	362	(3,654)	595

Net loss	$(37,207)	$(44,209)	$(64,626)	$(85,576)

Three and Six Months Ended June 30, 2018 and 2017

Revenue:

Revenue by segment and percent change for the three and six month periods ended June 30, 2018 and 2017 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2018 over
	2018	2017	2017
Service Revenue:
CA-NA	$95,746	$98,679	(3.0%)
BA	48,125	42,209	14.0%
CA-ROW	15,185	13,188	15.1%

Total Service Revenue	$159,056	$154,076	3.2%

Equipment Revenue:
CA-NA	$23,904	$2,272	952.1%
BA	26,038	15,567	67.3%
CA-ROW	18,460	885	1,985.9%

Total Equipment Revenue	$68,402	$18,724	265.3%

Total Revenue:
CA-NA	$119,650	$100,951	18.5%
BA	74,163	57,776	28.4%
CA-ROW	33,645	14,073	139.1%

Total Revenue	$227,458	$172,800	31.6%

	For the Six Months		% Change
	Ended June 30,		2018 over
	2018	2017	2017
Service Revenue:
CA-NA	$184,529	$195,824	(5.8%)
BA	95,775	82,191	16.5%
CA-ROW	29,430	22,556	30.5%

Total Service Revenue	$309,734	$300,571	3.0%

Equipment Revenue:
CA-NA	$78,942	$3,943	1,902.1%
BA	47,223	31,889	48.1%
CA-ROW	23,384	1,803	1,196.9%

Total Equipment Revenue	$149,549	$37,635	297.4%

Total Revenue:
CA-NA	$263,471	$199,767	31.9%
BA	142,998	114,080	25.3%
CA-ROW	52,814	24,359	116.8%

Total Revenue	$459,283	$338,206	35.8%

Commercial Aviation North America:

CA-NA revenue increased to $119.7 million and $263.5 million, respectively, for the three and six month periods ended June 30, 2018 as compared with $101.0 million and $199.8 million for the prior year periods, primarily due to an increase in equipment revenue offset in part by a decrease in service revenue.

Equipment revenue increased to $23.9 million and $78.9 million, respectively, for the three and six month periods ended June 30, 2018 as compared with $2.3 million and $3.9 million, respectively, for the prior year periods due to the post adoption impact of ASC 606 for equipment shipments during the three and six month period ended June 30, 2018, which is now fully recognized upon customer acceptance. Additionally, the transition to the airline-directed model by one airline in January 2018 increased revenue by approximately $45.4 million for the six month period ended June 30, 2018 compared with the prior year period; see Note 1, “Basis of Presentation” for additional information.

A summary of the components of CA-NA’s service revenue for the three and six month periods ended June 30, 2018 and 2017 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2018 over
	2018	2017	2017
Passenger Connectivity revenue (1)	$88,833	$92,565	(4.0%)
Passenger Entertainment and CAS revenue	6,913	6,114	13.1%

Total service revenue	$95,746	$98,679	(3.0%)

	For the Six Months		% Change
	Ended June 30,		2018 over
	2018	2017	2017
Passenger Connectivity revenue (1)	$170,873	$184,003	(7.1%)
Passenger Entertainment and CAS revenue	13,656	11,821	15.5%

Total service revenue	$184,529	$195,824	(5.8%)

(1)

Includes non-session related revenue of $2.7 million and $4.0 million, respectively, for the three and six month periods ended June 30, 2018, and $2.1 million and $4.6 million, respectively, for the prior year periods.

CA-NA service revenue decreased to $95.7 million and $184.5 million, respectively, for the three and six month periods ended June 30, 2018 as compared with $98.7 million and $195.8 million, respectively, for the prior year periods due to a decrease in passenger connectivity revenue offset in part by an increase in passenger entertainment and CAS revenue.

CA-NA Passenger Connectivity revenue decreased to $88.8 million and $170.9 million, respectively, for the three and six month periods ended June 30, 2018 as compared with $92.6 million and $184.0 million, respectively, for the prior year periods due to a decrease in passenger-paid revenue offset in part by an increase in airline-paid revenue, which was due primarily to the transition of one of our airline partners to the airline-directed model from the turnkey model and, to a lesser extent, an increase in third party-paid revenue. Under the turnkey model, we are required to pay each airline a percentage of the service revenue we generate from transactions with the airline’s passengers. The revenue share expense is included within cost of service revenue. However, under the airline-directed model, we generate revenue directly from the airline and do not incur revenue share expense. Therefore, the decrease in service revenue under the airline-directed model is offset by a reduction to our revenue share expense within cost of service revenue. We refer to this internally as “differences in business terms.” Service revenue also decreased due to the economic impact of the same airline partner’s transition to the airline-directed model.

Net annualized ARPA decreased to $113 thousand and $108 thousand, respectively, for the three and six month periods ended June 30, 2018, as compared with $114 thousand for both prior year periods. The connectivity take rate increased to 11.2% and 10.9%, respectively, for the three and six month periods ended June 30, 2018, as compared with 7.7% and 8.0%, respectively, for the prior year periods, reflecting increased passenger adoption including the impact of third party-paid and airline-paid offerings. Average revenue per session decreased to $7.08 and $7.38, respectively, for the three and six month periods ended June 30, 2018, as compared with $10.86 and $11.01, respectively, for the prior year periods, due to shifts in product mix, third party-paid and airline-paid offerings, as well as the differences in business terms and the economic impact of one of our airline partner’s transition to the airline-directed model, as discussed above.

The increase in Passenger Entertainment and CAS revenue to $6.9 million and $13.7 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $6.1 million and $11.8 million, respectively, for the prior year periods was due to increased usage of Passenger Entertainment services under business-to-business arrangements with our airline partners.

We expect service revenue for CA-NA to decrease in the near-term due to differences in business terms as a result of one of our airline partners transitioning to the airline-directed model and the decommissioning of certain American Airlines aircraft during 2018.

As the recognition of CA-NA equipment revenue is a function of equipment installation schedules, equipment revenue will be driven by our ability to execute our existing airline partner contracts, as well as entering into new contracts.

Business Aviation:

BA revenue increased to $74.2 million and $143.0 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $57.8 million and $114.1 million, respectively, for the prior year periods primarily due to increases in both service and equipment revenue.

BA service revenue increased to $48.1 million and $95.8 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $42.2 million and $82.2 million, respectively, for the prior year periods primarily due to additional customers subscribing to our Gogo Biz (ATG) service. The number of ATG aircraft online increased 10.5% to 4,920 as of June 30, 2018, as compared with 4,453 as of June 30, 2017.

BA equipment revenue increased to $26.0 million and $47.2 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $15.6 million and $31.9 million, respectively, for the prior year periods due primarily to an increase in ATG equipment revenue.

Under a sales program for AVANCE (formerly referred to as Gogo Biz 4G) equipment that started in 2016, we have a remaining deferred equipment revenue balance of approximately $1.6 million as of June 30, 2018 related to a free upgrade program under which we shipped ATG and UCS equipment to customers who have a right to exchange that equipment for AVANCE equipment. During the three and six month periods ended June 30, 2018, we shipped eight and 15 AVANCE units, respectively, under this program and recognized $2.7 million and $3.3 million, respectively, of previously deferred equipment revenue. We will recognize the remaining deferred revenue upon the shipment of the AVANCE equipment in the second half of 2018.

Commercial Aviation Rest of World:

CA-ROW revenue increased to $33.6 million and $52.8 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $14.1 million and $24.4 million, respectively, for the prior year periods, due to an increase in both service and equipment revenue.

CA-ROW service revenue increased to $15.2 million and $29.4 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $13.2 million and $22.6 million, respectively, for the prior year periods, due to performance improvements on existing airline partners’ aircraft and an increase in aircraft equivalents. Annualized net ARPA for the CA-ROW segment decreased to $147 thousand and $153 thousand, respectively, for the three and six month periods ended June 30, 2018, as compared with $203 thousand and $192 thousand, respectively, for the prior year periods due to new airline partners’ aircraft coming online during the three and six month periods ended June 30, 2018.

CA-ROW equipment revenue increased to $18.5 million and $23.4 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $0.9 million and $1.8 million, respectively, for the prior year periods primarily due to the post adoption impact of ASC 606 for equipment shipments during the three and six month periods ended June 30, 2018, which is now fully recognized upon customer acceptance.

As the recognition of CA-ROW equipment revenue is a function of equipment installation schedules, equipment revenue will be driven by our ability to execute our existing airline partner contracts as well as entering into new contracts.

Cost of Service Revenue:

Cost of service revenue by segment and percent for the three and six month periods ended June 30, 2018 and 2017 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2018 over
	2018	2017	2017
CA-NA	$45,594	$37,954	20.1%
BA	10,086	9,877	2.1%
CA-ROW	17,970	21,296	(15.6%)

Total	$73,650	$69,127	6.5%

	For the Six Months		% Change
	Ended June 30,		2018 over
	2018	2017	2017
CA-NA	$92,147	$74,701	23.4%
BA	21,200	19,386	9.4%
CA-ROW	35,250	39,853	(11.5%)

Total	$148,597	$133,940	10.9%

CA-NA cost of service revenue increased to $45.6 million and $92.1 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $38.0 million and $74.7 million, respectively, for the prior year periods due to increases in network operations expenses (including satellite service fees), aircraft operations expenses and a decrease in the amortization of deferred airborne lease incentives offset in part by a decrease in revenue share expense. The changes in amortization of deferred airborne lease incentives and revenue share was due primarily to the transition of one of our airline agreements from the turnkey model to the airline-directed model. See Note 11, “Leases” to our consolidated financial statements for additional information regarding our deferred airborne lease incentives.

BA cost of service revenue increased to $10.1 million and $21.2 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $9.9 million and $19.4 million, respectively, for the prior year periods. The increase was primarily due to increased ATG units online and, to a lesser extent, an increase in satellite service fees.

CA-ROW cost of service revenue decreased to $18.0 million and $35.3 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $21.3 million and $39.9 million, respectively, for the prior year periods primarily due to a decrease in certain airline launch costs and network operations expenses.

We expect CA-NA cost of service revenue to increase mainly due to increased satellite service fees for additional aircraft operating on our satellite network and costs associated with remediation of quality issues associated with our 2Ku technology.

As we expand our CA-ROW business, we expect to incur additional cost of service revenue in CA-ROW, reflecting increased satellite usage, operations and network related expenses. However, we expect to see increased utilization of our network as we install additional aircraft.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and six month periods ended June 30, 2018 and 2017 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2018 over
	2018	2017	2017
CA-NA	$29,312	$3,214	812.0%
BA	15,268	10,600	44.0%
CA-ROW	19,770	835	2,267.7%

Total	$64,350	$14,649	339.3%

	For the Six Months		% Change
	Ended June 30,		2018 over
	2018	2017	2017
CA-NA	$64,798	$4,581	1,314.5%
BA	27,724	20,237	37.0%
CA-ROW	24,121	1,479	1,530.9%

Total	$116,643	$26,297	343.6%

Cost of equipment revenue increased to $64.4 million and $116.6 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $14.6 million and $26.3 million, respectively, for the prior year periods.

The increase in CA-NA for the three and six month periods ended June 30, 2018 as compared with the prior year periods was due to an increase in equipment revenue, an increase in warranty reserves due to additional activity under airline-directed models and costs associated with remediation of quality issues associated with our 2Ku technology. Additionally, the transition to the airline-directed model by one airline in January 2018 increased cost of equipment revenue by approximately $26.1 million for the six month period ended June 30, 2018 compared with the prior year period; see Note 1, “Basis of Presentation” for additional information.

The increase in BA was due to an increase in equipment revenue and changes in product mix.

The increase in CA-ROW was due to the increase in equipment revenue, an increase in warranty reserves due to additional activity under airline-directed models and costs associated with remediation of quality issues associated with our 2Ku technology.

We expect that our cost of equipment revenue will vary with changes in installations and equipment revenue and, for CA-NA and CA-ROW, costs associated with remediation of quality issues associated with our 2Ku technology.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased 20.4% and 19.1% to $28.4 million and $58.2 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $35.7 million and $71.9 million, respectively, for the prior year periods. The decrease for the three month period ended June 30, 2018 as compared with the prior year period was due to decreased expenses in all three segments, due primarily to a decrease in outside services, while the decrease for the six month period ended June 30, 2018 as compared with the prior year period was due to a decrease in CA-NA expenses while CA-ROW and BA expenses remained relatively flat.

Engineering, design and development expenses for the CA-NA segment decreased due to the recognition of approximately $11.8 million of expenses during the six month period ended June 30, 2017, related to the development of our next generation ATG solution, primarily due to the achievement of a major milestone, while no such milestone occurred during the six month period ended June 30, 2018.

We expect consolidated engineering, design and development expenses to decrease as a percentage of consolidated revenue over time.

Sales and Marketing Expenses:

Sales and marketing expenses decreased 6.9% to $15.4 million for the three month period ended June 30, 2018, as compared with $16.6 million, for the prior year period due to decreases in CA-NA and CA-ROW offset in part by an increase in BA. Sales and marketing expenses increased 1.2% to $31.3 million for the six month period ended June 30, 2018, as compared with $31.0 million for the prior year period. Consolidated sales and marketing expenses as a percentage of total consolidated revenue was 6.8% and 6.8%, respectively, for the three and six month periods ended June 30, 2018, as compared with 9.6% and 9.2%, respectively, for the prior year periods.

We expect consolidated sales and marketing expenses to decrease as a percentage of consolidated revenue over time.

General and Administrative Expenses:

General and administrative expenses decreased 10.3% to $21.1 million for the three month period ended June 30, 2018, as compared with $23.5 million for the prior year period due to a decrease in CA-NA due primarily to a decrease in personnel related expenses. General and administrative expenses increased 0.4% to $46.3 million for the three month period ended June 30, 2018, as compared with $46.1 million for the prior year period. Consolidated general and administrative expenses as a percentage of total consolidated revenue was 9.3% and 10.1% for the three and six month periods ended June 30, 2018, as compared with 13.6% for both prior year periods.

Related to our new Integrated Business Plan, we expect to record a severance expense of approximately $2 million in the third quarter of 2018. However, we expect general and administrative expenses to decrease as a percentage of consolidated revenue as we realize economies of scale.

Segment Profit (Loss):

CA-NA’s segment profit decreased 56.5% and 68.2% to $7.0 million and $8.7 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $16.2 million and $27.4 million, respectively, for the prior year periods due to the changes as discussed above.

BA’s segment profit increased 45.5% and 34.5% to $36.7 million and $69.0 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $25.2 million and $51.3 million, respectively, for the prior year periods primarily due to the changes as discussed above.

CA-ROW’s segment loss decreased 22.1% and 18.8% to $24.5 million and $47.1 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $31.4 million and $58.0 million, respectively, for the prior year periods due to increases in service and equipment revenue, partially offset by increases in operating expenses, as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense increased 4.5% and 11.2% to $31.9 million and $67.9 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $30.6 million and $61.0 million, respectively, for the prior year periods due to the increase in the number of aircraft outfitted with our airborne equipment by our CA-ROW and CA-NA segments and amortization of capitalized software. These increases were partially offset by the transition of one of our airline agreements from the turnkey model to the airline-directed model.

We expect our depreciation and amortization expense to decrease slightly in 2018 as compared with 2017 as many of the accelerated depreciation programs will complete in 2018 and a greater percentage of installs will be under the airline-directed model.

Other (Income) Expense:

Other (income) expense and percent change for the three and six month periods ended June 30, 2018 and 2017 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2018 over
	2018	2017	2017
Interest income	$(1,328)	$(771)	72.2%
Interest expense	30,641	27,226	12.5%
Other (income) expense	374	56	567.9%

Total	$29,687	$26,511	12.0%

	For the Six Months		% Change
	Ended June 30,		2018 over
	2018	2017	2017
Interest income	$(2,404)	$(1,316)	82.7%
Interest expense	61,195	54,169	13.0%
Other (income) expense	(131)	94	na

Total	$58,660	$52,947	10.8%

Total other expense was $29.7 million and $58.7 million, respectively, for the three and six month periods ended June 30, 2018, as compared with $26.5 million and $52.9 million, respectively, for the prior year periods. Interest expense increased during the three and six month periods ended June 30, 2018 as compared with the prior year periods due to higher average debt levels outstanding during the current year as compared with the prior year period.

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

Income Taxes:

The effective income tax rates for the three and six month periods ended June 30, 2018 were (0.2%) and 5.4%, respectively, as compared with (0.8%) and (0.7%), respectively, for the prior year periods. An income tax benefit was recorded for the six month period ended June 30, 2018 resulting from a reduction in our valuation allowance of approximately $4.0 million due to the application of provisions of H.R. 1, commonly known as the Tax Cuts and Jobs Act, to our evaluation of our deferred tax assets. For the three and six months ended June 30, 2017, our income tax expense was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(37,207)	$(44,209)	$(64,626)	$(85,576)
Interest expense	30,641	27,226	61,195	54,169
Interest income	(1,328)	(771)	(2,404)	(1,316)
Income tax provision (benefit)	71	362	(3,654)	595
Depreciation and amortization	31,938	30,562	67,857	60,997

EBITDA	24,115	13,170	58,368	28,869
Stock-based compensation expense	4,213	5,394	8,599	9,724
Amortization of deferred airborne lease incentives	(7,462)	(8,630)	(15,092)	(17,978)
Amortization of STC costs	255	—	427	—
Transition to airline-directed model	(2,249)	—	(21,551)	—

Adjusted EBITDA	$18,872	$9,934	$30,751	$20,615

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(52,508)	$(74,135)	$(115,166)	$(145,743)
Change in deferred airborne lease incentives (2)	(1,015)	(111)	(2,711)	3,505
Amortization of deferred airborne lease incentives (2)	7,348	8,608	14,864	17,917

Cash CAPEX	$(46,175)	$(65,638)	$(103,013)	$(124,321)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)

Excludes deferred airborne lease incentives and related amortization associated with STC costs for the three and six month periods ended June 30, 2018 and 2017 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2018	2017
Net cash (used in) provided by operating activities	$(29,029)	$2,388
Net cash used in investing activities	(25,565)	(90,507)
Net cash (used in) provided by financing activities	(1,444)	66,416
Effect of foreign exchange rate changes on cash	(373)	317

Net decrease in cash, cash equivalents and restricted cash	(56,411)	(21,386)
Cash, cash equivalents and restricted cash at the beginning of period	203,729	125,189

Cash, cash equivalents and restricted cash at the end of period	$147,318	$103,803

Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$147,318	$103,803
Less: current restricted cash	1,738	514
Less: non-current restricted cash	5,160	6,873

Cash and cash equivalents at the end of the period	$140,420	$96,416

Short-term investments	$123,191	$283,241

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

Liquidity:

Although we can provide no assurances, we currently believe that cash, cash equivalents and short-term investments on hand as of June 30, 2018 will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including costs associated with installing our airborne equipment on certain aircraft operated by our airline partners, continuing our international expansion and evolving our ATG network. Excluding the impact of our initial public offering in June 2013, the Amended and Restated Senior Term Facility, the Convertible Notes and the Senior Secured Notes, we have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenue in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to international expansion and execution of our current technology roadmap, including 2Ku, evolution of our ATG network and other potential future technologies. We currently believe that cash on hand, comprised of cash, cash equivalents and short-term investments, and cash flows provided by operating activities and, if necessary, additional equity financings or the incurrence of additional debt, will be sufficient to meet our liquidity needs in the longer-term, including our continued international expansion and execution of our current technology roadmap. The Indenture governing our Senior Secured Notes contains covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Additionally, the Indenture governing the Senior Secured Notes limits the amount of cash GIH and its subsidiaries may distribute to us, including cash distributed to us to pay interest on the Convertible Notes, to pay any interest on indebtedness incurred, or pay dividends on preferred stock issued by us to refinance, replace, renew or refund the Convertible Notes. Further, market conditions and/or our financial performance may limit our access to additional sources of equity or debt financing. As a result, we may be unable to finance growth of our business to the extent that our cash on hand (including short-term investments) and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of our equity or through permitted incurrences of debt by us or by GIH and its subsidiaries.

For additional information on our Senior Secured Notes and Convertible Notes, please see Note 9, “Long-Term Debt and Other Liabilities” to our unaudited condensed consolidated financial statements.

Cash flows (used in) provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2018	2017
Net loss	$(64,626)	$(85,576)
Non-cash charges and credits	68,810	85,666
Changes in operating assets and liabilities	(33,213)	2,298

Net cash (used in) provided by operating activities	$(29,029)	$2,388

For the six month period ended June 30, 2018, cash used in operating activities was $29.0 million as compared with $2.4 million of cash provided by operating activities in the prior year period. The principal contributors to the change in operating cash flows were:

•	A $35.5 million change in cash flows related to operating assets and liabilities resulting from:

•	A decrease in cash flows due to the following:

◾	Changes in CA-NA’s and CA-ROW’s inventories as we now allocate a portion of our uninstalled airborne equipment to inventory. See Note 5, “Inventories,” for additional information;

◾	Changes in CA-NA’s and CA-ROW’s contract assets due to activity under our airline-directed model during 2018 (see Note 3, “Revenue Recognition” for additional information);

◾

Changes in CA-NA’s and CA-ROW’s deferred airborne lease incentives due to more installations under the turnkey model in 2017 as compared with 2018, as airlines are transitioning to the airline-directed model and as new airlines are being signed under the airline-directed model;

◾	Changes in CA-ROW’s accounts receivable due to the timing of collections; and

◾	Changes in CA-NA’s prepaid expenses as we recognized development services in 2017, while we had no similar activities in 2018;

•	Offset in part by an increase in cash flows due to the following:

◾	Changes in CA-NA and CA-ROW’s accrued liabilities due primarily to the timing of payments;

◾	Changes in BA’s inventory due to inventory builds during 2017 while inventory decreased slightly during 2018;

◾	Changes in CA-NA’s and BA’s accounts receivable due to the timing of collections;

◾	Changes in CA-NA’s and CA-ROW’s warranty reserves, due to more activity under our airline-directed model during 2018 (see Note 8, “Warranties” for additional information); and

◾	Changes in CA-NA’s accounts payable due to the timing of payments.

•	Offset in part by a $4.1 million change in net loss adjusted for non-cash charges and credits.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “—Capital Expenditures” below. Additionally, cash used in investing activities includes net changes in our short-term investments of a cash inflow of $89.6 million and $55.2 million, respectively, for the six month periods ended June 30, 2018 and 2017.

Cash flows (used in) provided by Financing Activities:

Cash used in financing activities for the six month period ended June 30, 2018 was $1.4 million primarily due to capital lease payments.

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

Capital expenditures for the six month periods ended June 30, 2018 and 2017 were $115.2 million and $145.7 million, respectively. The decrease in capital expenditures was primarily due to a decrease in airborne equipment purchases as we now allocated a portion of our equipment purchases to inventory (see Note 5, “Inventories” for additional information) and to a lesser extent a decrease in capitalized software.

We expect our capital expenditures, net of deferred airborne lease incentives, to decrease in 2018 as compared with 2017 primarily due to decreased turnkey model related activities, under which airborne equipment purchases are treated as capital expenditures. The airborne equipment purchases for our airline-directed model activities are treated as inventory activities within operating cash flows. We expect total expenditures of airborne equipment (including both operating and investing activities) to be relatively flat in 2018 as compared with 2017.

Contractual Commitments: We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of June 30, 2018 commit us to purchase transponder and teleport satellite services totaling approximately $43.8 million in 2018 (July 1 through December 31), $92.7 million in 2019, $90.4 million in 2020, $77.9 million in 2021, $74.4 million in 2022 and $228.1 million thereafter.

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

A contract with one of our airline partners requires us to provide the airline partner with a cash rebate of $1.8 million in June 2018. We intend to make the 2018 payment shortly.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of June 30, 2018 and December 31, 2017 primarily included amounts in bank checking accounts and Money Market Funds. We believe that a change in average interest rates would not materially affect our interest income and results of operations.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of June 30, 2018 and December 31, 2017 included amounts in bank checking accounts and money market funds, and our short-term investments consist of U.S. Treasury bills. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio would have reduced interest income for the three month periods ended June 30, 2018 and 2017 by an immaterial amount.

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

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

(b) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Linksmart Litigation - On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against us and eight of our airline partners in the U.S. District Court for the Central District of California alleging that our redirection server and login portal infringe a patent owned by the plaintiff. We are required under our contracts with these airlines to indemnify them for defense costs and any liabilities resulting from the suit. Given the very early stage of this litigation, we are unable to assess the merits of the claim, and the outcome of this matter is inherently uncertain.

Pierrelouis Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer, and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 7, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. We believe that the claims are without merit and intend to defend them vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

ITEM 1A. Risk Factors

Except as set forth below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the SEC on May 4, 2018, there have been no material changes to the risk factors previously disclosed in our 2017 10-K.

There can be no assurance that our implementation of a new business plan will be successful.

On July 12, 2018, we announced a new Integrated Business Plan (the “IBP”), which is intended to significantly reduce our cost structure, improve quality, drive revenue, streamline business processes, improve the terms of our airline contracts by reducing equipment subsidies and strengthen our balance sheet. In connection with the development of the IBP, our Board asked management to assess whether shareholder value would be increased by engaging in any of the strategic and/or financial relationships and transactions that have been suggested to us by third parties. There can be no assurance that changes under the IBP will result in improvements to our operational or financial performance, that negotiations with airline partners will be successful or that we will pursue any strategic or financial relationship or transaction, and the outcome of any change is uncertain. Further, the process of implementing initiatives under the IBP will involve the dedication of significant resources and the incurrence of significant costs and expenses. If we are unable to mitigate these or other potential risks caused by our implementation of the IBP, it may disrupt our business or adversely impact our revenue, operating results and financial condition.

If we are unable to timely remediate 2Ku quality and performance issues related to deicing fluid or other moisture entering our antennas, our business, financial condition and results of operations may be materially adversely affected.

As we have deployed 2Ku, we have encountered delays and quality problems arising from the entry into our antennas of moisture or liquids that may be caused by deicing procedures or other operational tasks (such as cleaning) that our airline partners may undertake or by humidity or condensation. In particular, the ingress of deicing fluid resulted in significant antenna performance issues in the winter of 2017-2018. We have incurred and will continue to incur significant costs in remediating these problems. Our success in remediating these problems and the time and costs required to effect such remediation will depend on multiple factors, some of which are beyond our control, including: (i) the timing of completion, results of testing and adequacy of our remediation solutions, (ii) the availability of aircraft for installation of such solutions, (iii) our ability to make such solutions available for installation on a timely basis, and (iv) the ability of airlines and third parties to perform installations consistent with our specifications and on a timely basis. In the event that the deicing issue is not remediated by the winter of 2018-2019 in a manner that enables 2Ku performance to meet the standards set forth in our airline contracts or if we fail to remediate other moisture issues when and as required to meet such standards, we will be in breach of airline contracts, which could result in penalties, damages or termination rights on the part of airlines, in airlines deciding not to market our services, and in harm to our reputation with passengers and other airlines, all of which would have a material adverse effect on our business, financial condition and results of operations.

ITEM  2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM  5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibits

10.1.46 †	Service Order Amendment, dated as of April 30, 2018, by and between New Skies Satellites B.V. and Gogo LLC

10.2.19 ♦	Transition Agreement and General Release, dated May 1, 2018, between Gogo LLC and Anand Chari

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
♦	Indicates employment contract or compensatory plan or arrangement.
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

Date: August 8, 2018

/s/ Oakleigh Thorne
Oakleigh Thorne
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)