Form 10-Q
period 2018-09-30
Gogo Inc.
filed 2018-11-06
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 1, 2018, 87,458,431 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$102,664	$196,356
Short-term investments	88,575	212,792

Total cash, cash equivalents and short-term investments	191,239	409,148
Accounts receivable, net of allowances of $756 and $587, respectively	146,172	117,896
Inventories	209,734	45,543
Prepaid expenses and other current assets	32,490	20,310

Total current assets	579,635	592,897

Non-current assets:
Property and equipment, net	506,703	656,038
Goodwill and intangible assets, net	84,130	87,133
Other non-current assets	77,994	67,107

Total non-current assets	668,827	810,278

Total assets	$1,248,462	$1,403,175

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$31,911	$27,130
Accrued liabilities	184,912	201,815
Deferred revenue	34,815	43,448
Deferred airborne lease incentives	25,877	42,096
Current portion of capital leases	1,233	1,789

Total current liabilities	278,748	316,278

Non-current liabilities:
Long-term debt	1,018,011	1,000,868
Deferred airborne lease incentives	129,865	142,938
Other non-current liabilities	83,119	134,655

Total non-current liabilities	1,230,995	1,278,461

Total liabilities	1,509,743	1,594,739

Commitments and contingencies (Note 12)	—	—
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2018 and December 31, 2017; 87,576,549 and 87,062,578 shares issued at September 30, 2018 and December 31, 2017, respectively; and 87,458,431 and 86,843,928 shares outstanding at September 30, 2018 and December 31, 2017, respectively	9	9
Additional paid-in-capital	911,341	898,729
Accumulated other comprehensive loss	(2,768)	(933)
Accumulated deficit	(1,169,863)	(1,089,369)

Total stockholders’ deficit	(261,281)	(191,564)

Total liabilities and stockholders’ deficit	$1,248,462	$1,403,175

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Service revenue	$160,376	$153,347	$470,110	$453,918
Equipment revenue	56,881	19,527	206,430	57,162

Total revenue	217,257	172,874	676,540	511,080

Operating expenses:
Cost of service revenue (exclusive of items shown below)	69,476	67,854	218,073	201,794
Cost of equipment revenue (exclusive of items shown below)	53,960	15,326	170,603	41,623
Engineering, design and development	30,018	31,313	88,204	103,262
Sales and marketing	13,963	16,294	45,291	47,253
General and administrative	24,860	24,064	71,152	70,162
Depreciation and amortization	32,590	35,824	100,447	96,821

Total operating expenses	224,867	190,675	693,770	560,915

Operating loss	(7,610)	(17,801)	(17,230)	(49,835)

Other (income) expense:
Interest income	(903)	(683)	(3,307)	(1,999)
Interest expense	30,743	27,585	91,938	81,754
Other (income) expense	72	228	(59)	322

Total other expense	29,912	27,130	88,572	80,077

Loss before income taxes	(37,522)	(44,931)	(105,802)	(129,912)
Income tax provision (benefit)	195	350	(3,459)	945

Net loss	$(37,717)	$(45,281)	$(102,343)	$(130,857)

Net loss attributable to common stock per share—basic and diluted	$(0.47)	$(0.57)	$(1.28)	$(1.65)

Weighted average number of shares—basic and diluted	80,196	79,543	79,948	79,340

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(37,717)	$(45,281)	$(102,343)	$(130,857)
Currency translation adjustments	378	655	(1,835)	1,145

Comprehensive loss	$(37,339)	$(44,626)	$(104,178)	$(129,712)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(102,343)	$(130,857)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	100,447	96,821
Loss on asset disposals, abandonments and write-downs	8,103	7,540
Gain on transition to airline-directed model	(21,551)	—
Deferred income taxes	(3,866)	737
Stock-based compensation expense	12,531	15,007
Amortization of deferred financing costs	3,143	2,718
Accretion and amortization of debt discount and premium	14,000	13,872
Changes in operating assets and liabilities:
Accounts receivable	(28,501)	(38,130)
Inventories	(37,451)	1,645
Prepaid expenses and other current assets	(1,141)	4,928
Contract assets	(21,557)	—
Accounts payable	5,568	(1,246)
Accrued liabilities	13,211	21,399
Deferred airborne lease incentives	(4,040)	11,722
Deferred revenue	(2,216)	11,080
Accrued interest	(24,955)	(17,742)
Warranty reserves	5,888	84
Other non-current assets and liabilities	(7,166)	(3,787)

Net cash used in operating activities	(91,896)	(4,209)

Investing activities:
Purchases of property and equipment	(107,096)	(190,479)
Acquisition of intangible assets—capitalized software	(17,316)	(23,759)
Purchases of short-term investments	(39,323)	(213,651)
Redemptions of short-term investments	163,540	363,632
Other, net	—	(3,000)

Net cash used in investing activities	(195)	(67,257)

Financing activities:
Proceeds from the issuance of senior secured notes	—	181,843
Payment of issuance costs	—	(3,602)
Payments on capital leases	(1,626)	(2,340)
Stock-based compensation activity	81	(429)

Net cash provided by (used in) financing activities	(1,545)	175,472

Effect of exchange rate changes on cash	(530)	556
Increase (decrease) in cash, cash equivalents and restricted cash	(94,166)	104,562
Cash, cash equivalents and restricted cash at beginning of period	203,729	125,189

Cash, cash equivalents and restricted cash at end of period	$109,563	$229,751

Cash, cash equivalents and restricted cash at end of period	$109,563	$229,751
Less: current restricted cash	1,773	500
Less: non-current restricted cash	5,126	6,873

Cash and cash equivalents at end of period	$102,664	$222,378

Supplemental Cash Flow Information:
Cash paid for interest	$99,823	$86,359
Cash paid for taxes	390	35
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$14,739	$46,817
Purchases of property and equipment paid by commercial airlines	5,920	7,987
Purchases of property and equipment under capital leases	279	1,174
Acquisition of intangible assets in current liabilities	959	1,100
Acquisition of intangible assets in non-current liabilities	1,375	—
Asset retirement obligation incurred and adjustments	778	778

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The results of operations and cash flows for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.

We have one class of common stock outstanding as of September 30, 2018 and December 31, 2017.

Reclassifications - To conform with the current year presentation, certain amounts in our unaudited condensed consolidated statement of cash flows for the nine month period ended September 30, 2017 have been reclassified. Specifically, accrued airline revenue share of $1,169 thousand and current deferred rent of $207 thousand have been combined with accrued liabilities and non-current deferred rent of $543 thousand has been combined with other non-current assets and liabilities. Additionally, warranty reserves are now separately stated in its own line, which was included within accrued liabilities previously.

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

All other new pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that records most leases on the balance sheet. ASU 2016-02 also aligns certain underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard. Furthermore, ASU 2016-02 eliminates the required use of bright-line tests used in current GAAP for determining lease classification. It also requires lessors to provide additional transparency into their exposure to the changes in value of their residual assets and how they manage that exposure. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. ASU 2016-02 required entities to adopt the new leases standard using a modified retrospective method and initially apply the related guidance at the beginning of the earliest period presented in the financial statements. During July 2018, the FASB issued ASU 2018-11, which allows for an additional and optional transition method under which an entity would record a cumulative-effect adjustment at the beginning of the period of adoption (“cumulative-effect method”). We will adopt this guidance as of January 1, 2019 using the cumulative-effect method. We have begun implementing a new lease accounting information system and continue to evaluate the impact of the adoption of this guidance on our consolidated financial statements. We anticipate an increase in our assets and liabilities due to the recognition of the required right-of-use asset and corresponding lease obligations for leases that are currently classified as operating leases. The primary impact of ASU 2016-02 relates to our tower leases and base stations, and our leases of facilities and equipment. See Note 11, “Leases,” for further information on our lease arrangements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”), which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact of ASU 2018-13 on our disclosures.

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

As of September 30, 2018, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations is approximately $1,096 million, most of which relates to our commercial aviation contracts. Approximately $218 million represents future equipment revenue that is expected to be recognized within the next one to three years. The remaining $878 million primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract (approximately 5-10 years). We have excluded from this amount: all variable consideration derived from our connectivity or entertainment services that is allocated entirely to our performance of obligations related to such services; consideration from contracts that have an original duration of one year or less; revenue from passenger service on airlines operating under the turnkey model; and revenue from contracts that have been executed but under which have not yet met the accounting definition of a contract since the airline has not yet determined which products in our portfolio it wishes to select, and, as a result we are unable to determine which products and services will be transferred to the customer.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended September 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$85,930	$17,168	$48,926	$152,024
Entertainment, CAS and other	7,513	478	361	8,352

Total service revenue	$93,443	$17,646	$49,287	$160,376

Equipment revenue
ATG	$2,518	$—	$20,158	$22,676
Satellite	12,509	17,551	4,022	34,082
Other	—	—	123	123

Total equipment revenue	$15,027	$17,551	$24,303	$56,881

Customer type
Airline passenger and aircraft owner/operator	$53,873	$6,086	$49,287	$109,246
Airline, OEM and aftermarket dealer	39,336	27,146	24,303	90,785
Third party	15,261	1,965	—	17,226

Total revenue	$108,470	$35,197	$73,590	$217,257

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Nine Months Ended September 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$256,803	$45,365	$144,149	$446,317
Entertainment, CAS and other	21,169	1,711	913	23,793

Total service revenue	$277,972	$47,076	$145,062	$470,110

Equipment revenue
ATG (1)	$49,534	$—	$56,076	$105,610
Satellite (1)	44,435	40,935	12,741	98,111
Other	—	—	2,709	2,709

Total equipment revenue	$93,969	$40,935	$71,526	$206,430

Customer type
Airline passenger and aircraft owner/operator	$161,515	$15,912	$145,062	$322,489
Airline, OEM and aftermarket dealer (2)	165,903	66,151	71,526	303,580
Third party	44,523	5,948	—	50,471

Total revenue	$371,941	$88,011	$216,588	$676,540

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

Contract balances

Our current and non-current deferred revenue balances totaled $58.9 million and $61.1 million as of September 30, 2018 and January 1, 2018, respectively. Deferred revenue includes, among other things, equipment, multi-packs, subscriptions and sponsorships activities.

Our current and non-current contract asset balances totaled $51.8 million and $5.1 million as of September 30, 2018 and January 1, 2018, respectively. Contract assets represents the aggregate amount of revenue recognized in excess of billings for our airline-directed contracts.

Our STC balances were $16.7 million and $7.6 million as of September 30, 2018 and January 1, 2018, respectively. We recognized $0.3 million and $0.7 million, respectively, of deferred STC costs as part of our engineering, design and development costs in our unaudited condensed consolidated statement of operations during the three and nine month periods ended September 30, 2018. As noted above, STC costs for our airline-directed contracts are capitalized and expensed on a straight-line basis over the life of the contract.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Impact of adoption of ASC 606

The following table presents the post adoption impact of ASC 606 on our unaudited condensed consolidated balance sheet and the statement of operations (in thousands):

	As of September 30, 2018
	As Reported	Impact of ASC 606	Balances Without Adoption of ASC 606
Assets
Prepaid expenses and other current assets	$32,490	$(11,835)	$20,655
Other non-current assets	77,994	66,218	144,212
Liabilities
Current deferred revenue	34,815	27,899	62,714
Other non-current liabilities	83,119	64,803	147,922
Equity
Accumulated deficit	(1,169,863)	(24,165)	(1,194,028)

	For the Three Months Ended September 30, 2018
	As Reported	Impact of ASC 606	Balances Without Adoption of ASC 606
Revenue:
Service revenue	$160,376	$3,071	$163,447
Equipment revenue	56,881	(18,545)	38,336
Operating expenses:
Cost of equipment revenue	53,960	(12,478)	41,482
Engineering, design and development	30,018	394	30,412
Net loss	(37,717)	(3,390)	(41,107)

	For the Nine Months Ended September 30, 2018
	As Reported	Impact of ASC 606	Balances Without Adoption of ASC 606
Revenue:
Service revenue	$470,110	$11,574	$481,684
Equipment revenue	206,430	(100,564)	105,866
Operating expenses:
Cost of equipment revenue	170,603	(76,772)	93,831
Engineering, design and development	88,204	1,936	90,140
Net loss	(102,343)	(14,154)	(116,497)

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

4.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period. The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 9, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Accordingly, the calculation of weighted average shares outstanding as of September 30, 2018 and 2017 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three and nine month periods ended September 30, 2018 and 2017, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2018 and 2017; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2018 and 2017 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(37,717)	$(45,281)	$(102,343)	$(130,857)
Less: Participation rights of the Forward Transactions	—	—	—	—

Undistributed losses	$(37,717)	$(45,281)	$(102,343)	$(130,857)

Weighted-average common shares outstanding-basic and diluted	80,196	79,543	79,948	79,340

Net loss attributable to common stock per share-basic and diluted	$(0.47)	$(0.57)	$(1.28)	$(1.65)

5.	Inventories

Inventories consist primarily of telecommunications systems and parts, and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Work-in-process component parts	$30,080	$35,009
Finished goods (1)	179,654	10,534

Total inventory	$209,734	$45,543

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

6.	Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Contract assets (1)	$9,919	$—
Prepaid satellite services	6,241	3,360
Restricted cash	1,773	500
Other	14,557	16,450

Total prepaid expenses and other current assets	$32,490	$20,310

(1)

Changes between September 30, 2018 and December 31, 2017 are due to the adoption of ASC 606 and additional activity during the nine month period ended September 30, 2018. See Note 2, “Recent Accounting Pronouncements,” for additional information.

Property and equipment as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Office equipment, furniture, fixtures and other	$50,903	$46,445
Leasehold improvements	44,593	42,522
Airborne equipment (1) (2)	617,795	765,652
Network equipment	201,957	199,304

	915,248	1,053,923
Accumulated depreciation (1)	(408,545)	(397,885)

Property and equipment, net	$506,703	$656,038

(1)

Changes between September 30, 2018 and December 31, 2017 relate to the accounting impact of the transition of one of our airline partner agreements to the airline-directed model (see Note 1, “Basis of Presentation,” for additional information) and the adoption of ASC 606 (see Note 2, “Recent Accounting Pronouncements,” for additional information).

(2)	Changes between September 30, 2018 and December 31, 2017 also relate to the allocation of uninstalled airborne equipment to inventory (see Note 5, “Inventories,” for additional information).

Other non-current assets as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Contract assets (1)	$41,901	$—
Deferred STC costs (1)	16,723	—
Deferred cost of equipment revenue (1)	—	40,986
Restricted cash	5,126	6,873
Other	14,244	19,248

Total other non-current assets	$77,994	$67,107

(1)

Changes between September 30, 2018 and December 31, 2017 are primarily due to the adoption of ASC 606 and additional activity during the nine month period ended September 30, 2018. See Note 2, “Recent Accounting Pronouncements,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued liabilities as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Employee compensation and benefits	$18,295	$25,621
Airborne equipment and installation costs	22,002	44,059
Airline related accrued liabilities	30,568	13,566
Accrued interest	22,694	47,649
Accrued revenue share	14,354	17,339
Accrued satellite network costs	17,061	12,667
Warranty reserve	10,302	2,424
Other	49,636	38,490

Total accrued liabilities	$184,912	$201,815

Other non-current liabilities as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Deferred revenue (1)	$24,047	$73,192
Deferred rent	36,562	37,354
Asset retirement obligations	9,505	9,668
Deferred tax liabilities	2,117	5,983
Other	10,888	8,458

Total other non-current liabilities	$83,119	$134,655

(1)	Changes between September 30, 2018 and December 31, 2017 are primarily due to the adoption of ASC 606. See Note 2, “Recent Accounting Pronouncements,” for additional information.

7.	Intangible Assets

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

As of both September 30, 2018 and December 31, 2017, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Our intangible assets, other than goodwill, as of September 30, 2018 and December 31, 2017 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted Average	As of September 30, 2018			As of December 31, 2017
	Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	2.2	$159,512	$(111,430)	$48,082	$145,063	$(93,523)	$51,540
Service customer relationship	1.6	8,081	(6,550)	1,531	8,081	(5,788)	2,293
Other intangible assets	5.1	3,000	(1,386)	1,614	1,500	(1,103)	397
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—

Total amortized intangible assets		177,317	(126,090)	51,227	161,368	(107,138)	54,230
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$209,600	$(126,090)	$83,510	$193,651	$(107,138)	$86,513

Amortization expense was $6.1 million and $20.8 million, respectively, for the three and nine month periods ended September 30, 2018 and $4.9 million and $16.5 million, respectively, for the three and nine month periods ended September 30, 2017.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Amortization Expense
2018 (period from October 1 to December 31)	$6,524
2019	$20,550
2020	$12,829
2021	$7,130
2022	$2,441
Thereafter	$1,753

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

8.	Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $10.3 million and $2.4 million, respectively, as of September 30, 2018 and December 31, 2017. Changes between September 30, 2018 and December 31, 2017 relate to the accounting impact of the transition of one of our airline agreements to the airline-directed model, additional activity under airline-directed models and costs associated with remediation of quality issues associated with our 2Ku technology. See Note 1, “Basis of Presentation” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

9.	Long-Term Debt and Other Liabilities

Long-term debt as of September 30, 2018 and December 31, 2017 was as follows (in thousands):

	September 30, 2018	December 31, 2017
Senior Secured Notes	$703,411	$705,520
Convertible Notes	327,653	311,544

Total debt	1,031,064	1,017,064
Less deferred financing costs	(13,053)	(16,196)

Total long-term debt	$1,018,011	$1,000,868

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

As of September 30, 2018 and December 31, 2017, the outstanding principal amount of the Senior Secured Notes was $690.0 million and $690.0 million, respectively, the unamortized debt premium and Consent Fees were $13.4 million and $15.5 million, respectively, and the net carrying amount was $703.4 million and $705.5 million, respectively.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We paid approximately $11.4 million, $2.0 million and $2.5 million, respectively, of aggregate origination fees and financing costs related to the issuance of the Original Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes, which have been accounted for as deferred financing costs. Additionally, as noted above, we paid approximately $1.4 million of Consent Fees, which partially offset the net carrying value of the Senior Secured Notes. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the Senior Secured Notes using the effective interest method. Total amortization expense was $0.7 million and $2.0 million, respectively, for the three and nine month periods ended September 30, 2018, and $0.5 million and $1.6 million, respectively, for the prior year periods. As of September 30, 2018 and December 31, 2017, the balance of unamortized deferred financing costs related to the Senior Secured Notes was $10.7 million and $12.6 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 10, “Interest Costs,” for additional information.

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

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding Senior Secured Notes issued under the Indenture to be due and payable immediately. As of September 30, 2018, no event of default had occurred.

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

As of September 30, 2018 and December 31, 2017, the outstanding principal on the Convertible Notes was $361.9 million, the unamortized debt discount was $34.3 million and $50.4 million, respectively, and the net carrying amount of the liability component was $327.7 million and $311.5 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the Convertible Notes of which $7.5 million and $2.9 million were recorded as deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.4 million and $1.2 million, respectively, for the three and nine month periods ended September 30, 2018, and $0.4 million and $1.1 million, respectively, for the prior year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, the balance of unamortized deferred financing costs related to the Convertible Notes was $2.4 million and $3.6 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 10, “Interest Costs” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the three and nine month periods ended September 30, 2018 or the year ended December 31, 2017. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Restricted Cash - Our restricted cash balances were $6.9 million and $7.4 million, respectively, as of September 30, 2018 and December 31, 2017 and primarily consist of letters of credit. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

10.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three and nine month periods ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest costs charged to expense	$24,887	$21,936	$74,795	$65,164
Amortization of deferred financing costs	1,060	919	3,143	2,718
Accretion of debt discount on Convertible Notes	5,517	4,945	16,109	14,438
Amortization of debt premium on Senior Secured Notes	(721)	(215)	(2,109)	(566)

Interest expense	30,743	27,585	91,938	81,754
Interest costs capitalized to property and equipment	7	9	22	15
Interest costs capitalized to software	101	193	208	804

Total interest costs	$30,851	$27,787	$92,168	$82,573

11.	Leases

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

Under the turnkey model, the assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 6, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $8.1 million and $23.2 million, respectively, for the three and nine month periods ended September 30, 2018 and $10.1 million and $28.1 million, respectively, for the prior year periods as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of September 30, 2018, deferred airborne lease incentives of $25.9 million and $129.9 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2017, deferred airborne lease incentives of $42.1 million and $142.9 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. The decrease in our deferred airborne lease incentives and the amortization of the deferred airborne lease incentives relate to the accounting impact of the transition of one of our airline agreements to the airline-directed model. See Note 1, “Basis of Presentation,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Under the turnkey model, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $5.5 million and $18.6 million, respectively, for the three and nine month periods ended September 30, 2018 and $7.7 million and $26.9 million, respectively, for the prior year periods. The decrease in rental expense was due to the transition of one of our airline agreements to the airline-directed model. See Note 1, “Basis of Presentation,” for additional information.

Leases and Cell Site Contracts — We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Rent expense for such operating leases was $3.3 million and $9.4 million, respectively, for the three and nine month periods ended September 30, 2018 and $3.0 million and $9.0 million, respectively, for the prior year periods. Additionally, we have operating leases for tower space and base stations (“cell site leases”), some of which provide for minimum annual payments. Our cell site leases generally provide for an initial noncancelable term with various renewal options. Total cell site rental expense was $2.6 million and $7.9 million, respectively, during the three and nine month periods ended September 30, 2018 and $2.3 million and $7.0 million, respectively, for the prior year periods.

Annual future minimum obligations for operating leases for each of the next five years and thereafter, other than the arrangements we have with our commercial airline partners, as of September 30, 2018, are as follows (in thousands):

Years ending December 31,	Operating Leases
2018 (period from October 1 to December 31)	$5,760
2019	$21,641
2020	$19,680
2021	$19,567
2022	$18,272
Thereafter	$92,599

Equipment Leases – We lease certain computer and network equipment under capital leases, for which interest has been imputed with annual interest rates in an approximate range of 8% to 14%. As of September 30, 2018 and December 31, 2017 the computer equipment leases were classified as part of office equipment, furniture, and fixtures and other in our unaudited condensed consolidated balance sheet at a gross cost of $5.3 million and $5.0 million, respectively. As of September 30, 2018 and December 31, 2017, the network equipment leases were classified as part of network equipment in our unaudited condensed consolidated balance sheet at a gross cost of $7.5 million and $7.5 million, respectively.

Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of September 30, 2018, are as follows (in thousands):

Years ending December 31,	Capital Leases
2018 (period from October 1 to December 31)	$385
2019	1,053
2020	222
Thereafter	—

Total minimum lease payments	1,660
Less: Amount representing interest	(93)

Present value of net minimum lease payments	$1,567

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The $1.6 million present value of net minimum lease payments as of September 30, 2018 has a current portion of $1.2 million included in the current portion of long-term debt and capital leases and a non-current portion of $0.4 million included in other non-current liabilities.

12.	Commitments and Contingencies

Contractual Commitments - We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of September 30, 2018 commit us to purchase transponder and teleport satellite services totaling approximately $21.5 million in 2018 (October 1 through December 31), $85.7 million in 2019, $82.7 million in 2020, $70.2 million in 2021, $62.8 million in 2022 and $216.5 million thereafter.

We have agreements with various vendors under which we have remaining commitments to purchase satellite-based systems, certifications and development services. Such commitments will become payable as we receive the equipment or certifications, or as development services are provided.

A contract with one of our airline customers required us to provide the airline customer with a cash rebate of $1.8 million in June 2018, which has not yet been paid.

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

Linksmart Litigation—On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against us and eight of our airline partners in the U.S. District Court for the Central District of California alleging that our redirection server and login portal infringe a patent owned by the plaintiff. We are required under our contracts with these airlines to indemnify them for defense costs and any liabilities resulting from the suit. Given the very early stage of this litigation, we are unable to assess the merits of the claim, and the outcome of this matter is inherently uncertain.

Securities Litigation—On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer, and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 7, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. We believe that the claims are without merit and intend to defend them vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Derivative Litigation - On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as Defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer, and President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. We believe that the claims are without merit and intend to defend them vigorously. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to these suits. No amounts have been accrued for any potential costs under this matter, as we cannot reasonably predict the outcome of the litigation or any potential costs.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the Senior Secured Notes and the Convertible Notes, which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Senior Secured Notes and Convertible Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment used in the calculations of fair value on our September 30, 2018 unaudited condensed consolidated balance sheet, excluding any issuance costs, is the amount that a market participant would be willing to lend at September 30, 2018 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the Senior Secured Notes and the Convertible Notes. The calculated fair value of our Convertible Notes is correlated to our stock price and as a result significant changes to our stock price could have a significant impact on the calculated fair value of our Convertible Notes.

The fair value and carrying value of long-term debt as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018			December 31, 2017
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Senior Secured Notes	$758,000	$703,411	(2)	$782,000	$705,520	(2)
Convertible Notes	342,000	327,653	(3)	330,000	311,544	(3)

(1)	Fair value amounts are rounded to the nearest million.
(2)

Carrying value of the Senior Secured Notes includes unamortized debt premium and Consent Fees of $13.4 million and $15.5 million, respectively, as of September 30, 2018 and December 31, 2017. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

(3)

Carrying value of the Convertible Notes excludes unamortized debt discount of $34.3 million and $50.4 million, respectively, as of September 30, 2018 and December 31, 2017. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We have held-to-maturity financial instruments where carrying value approximates fair value. There were no fair value adjustments to these financial instruments during the three and nine month periods ended September 30, 2018 and 2017.

14.	Income Tax

The effective income tax rates for the three and nine month periods ended September 30, 2018 were (0.5%) and 3.3%, respectively, as compared with (0.8%) and (0.7%), respectively, for the prior year periods. An income tax benefit was recorded for the nine month period ended September 30, 2018 resulting from a reduction in our valuation allowance of approximately $4.0 million due to the application of provisions of H.R. 1, commonly known as the Tax Cuts and Jobs Act, to our evaluation of our deferred tax assets. For the three and nine month periods ended September 30, 2017, our income tax expense was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets.

We are subject to income taxation in the United States, various states within the United States, Canada, Switzerland, Japan, Mexico, Brazil, Singapore, the United Kingdom, Hong Kong, Australia, China, India, France, Germany and the Netherlands. With few exceptions, as of September 30, 2018, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2014.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and nine month periods ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, we did not have a liability recorded for interest or potential penalties.

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

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in our 2017 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. For the three and nine month periods ended September 30, 2018 and 2017, our foreign revenue accounted for less than 15% of our consolidated revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. Additionally, assets outside of the United States totaled less than 15% and 10% of our unaudited condensed consolidated assets as of September 30, 2018 and December 31, 2017, respectively. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended September 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue	$93,443	$17,646	$49,287	$160,376
Equipment revenue	15,027	17,551	24,303	56,881

Total revenue	$108,470	$35,197	$73,590	$217,257

Segment profit (loss)	$8,699	$(22,747)	$35,178	$21,130

	For the Three Months Ended September 30, 2017
	CA-NA	CA-ROW	BA	Total
Service revenue	$94,436	$15,687	$43,224	$153,347
Equipment revenue	1,291	953	17,283	19,527

Total revenue	$95,727	$16,640	$60,507	$172,874

Segment profit (loss)	$15,966	$(24,110)	$21,329	$13,185

	For the Nine Months Ended September 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue	$277,972	$47,076	$145,062	$470,110
Equipment revenue (1)	93,969	40,935	71,526	206,430

Total revenue	$371,941	$88,011	$216,588	$676,540

Segment profit (loss)	$17,396	$(69,826)	$104,180	$51,750

	For the Nine Months Ended September 30, 2017
	CA-NA	CA-ROW	BA	Total
Service revenue	$290,260	$38,243	$125,415	$453,918
Equipment revenue	5,234	2,756	49,172	57,162

Total revenue	$295,494	$40,999	$174,587	$511,080

Segment profit (loss)	$43,316	$(82,068)	$72,646	$33,894

(1)

CA-NA equipment revenue for the nine month period ended September 30, 2018 includes the accounting impact of the transition of one of our airline partners to the airline-directed model. See Note 1, “Basis of Presentation” for additional information.

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
CA-NA segment profit	$8,699	$15,966	$17,396	$43,316
CA-ROW segment loss	(22,747)	(24,110)	(69,826)	(82,068)
BA segment profit	35,178	21,329	104,180	72,646

Total segment profit	21,130	13,185	51,750	33,894
Interest income	903	683	3,307	1,999
Interest expense	(30,743)	(27,585)	(91,938)	(81,754)
Depreciation and amortization	(32,590)	(35,824)	(100,447)	(96,821)

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Transition to airline-directed model	—	—	21,551	—
Amortization of deferred airborne lease incentives (1)	8,074	10,121	23,166	28,099
Amortization of STC costs	(292)	—	(719)	—
Stock-based compensation expense	(3,932)	(5,283)	(12,531)	(15,007)
Other income (expense)	(72)	(228)	59	(322)

Loss before income taxes	$(37,522)	$(44,931)	$(105,802)	$(129,912)

(1) Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 11, “Leases,” for further information.

Major Customers and Airline Partnerships — Under the turnkey model, we refer to the airline as a “partner”, and under the airline-directed model, we refer to the airline as a “customer.”

During the three and nine month periods ended September 30, 2018, American Airlines accounted for approximately 18% and 25% of consolidated revenue, respectively, while no other customer accounted for more than 10% of consolidated revenue during the prior year periods. Revenue earned from American Airlines for the nine month period ended September 30, 2018 included $45.4 million of equipment revenue recognized due to the airline’s transition to the airline-directed model in January 2018. See Note 1, “Basis of Presentation,” for additional information. Revenue earned from passengers on aircraft operated by American Airlines, which was under the turnkey model during the three and nine month periods ended September 30, 2017, accounted for approximately 21% and 22% of consolidated revenue, respectively.

Revenue earned from passengers on aircraft operated by Delta Air Lines, which is under the turnkey model, accounted for approximately 25% and 23% of consolidated revenue, respectively, for the three and nine month periods ended September 30, 2018 and 26% during both prior year periods.

American Airlines and one other customer each accounted for more than 10% of consolidated accounts receivable as of September 30, 2018, and approximately 21% on a combined basis. One customer accounted for approximately 15% of consolidated accounts receivable as of December 31, 2017. Delta Air Lines, one of our airline partners, accounted for approximately 11% and 21%, respectively, of consolidated accounts receivable as of September 30, 2018 and December 31, 2017.

16.	Employee Retirement and Postretirement Benefits

Stock-Based Compensation — As of September 30, 2018, we had three stock-based employee compensation plans (“Stock Plans”). See Note 11, “Stock-Based Compensation,” in our 2017 10-K for further information regarding these plans. Most of our equity grants are awarded on an annual basis.

For the nine month period ended September 30, 2018, options to purchase 2,450,330 shares of common stock (of which 660,242 are options that contain a market condition, in addition to the time-based vesting requirements) were granted, options to purchase 2,500 shares of common stock were exercised, options to purchase 776,246 (of which 333,451 options contain a market condition) shares of common stock were forfeited, and options to purchase 1,078,948 shares of common stock expired.

For the nine month period ended September 30, 2018, 2,530,236 Restricted Stock Units (“RSUs”) (of which 216,183 are RSUs that contain a market condition, in addition to the time-based vesting requirements) were granted, 463,803 RSUs vested and 450,053 RSUs (of which 108,701 contained a market condition) were forfeited.

For the nine month period ended September 30, 2018, 93,266 restricted shares vested. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

For the nine month period ended September 30, 2018, 104,511 Deferred Stock Units were granted and vested.

For the nine month period ended September 30, 2018, 231,761 shares of common stock were issued under the employee stock purchase plan.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of service revenue	$303	$542	$1,184	$1,332
Cost of equipment revenue	33	49	146	136
Engineering, design and development	812	897	2,505	2,801
Sales and marketing	901	1,305	3,209	3,473
General and administrative	1,883	2,490	5,487	7,265

Total stock-based compensation expense	$3,932	$5,283	$12,531	$15,007

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.2 million and $3.8 million, respectively, during the three and nine month periods ended September 30, 2018, and $1.2 million and $4.0 million, respectively, for the prior year periods.

17.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $19.2 million and $56.3 million, respectively, during the three and nine month periods ended September 30, 2018, and $18.6 million and $57.9 million, respectively, for the prior year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

•

costs associated with defending pending or future intellectual property infringement, securities and derivative litigation and other litigation or claims and any negative outcome or effect of pending or future litigation;

•	our ability to protect our intellectual property;

•	breaches of the security of our information technology network, resulting in unauthorized access to our customers’ credit card information or other personal information;

•	our substantial indebtedness;

•	limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing for operations, or financing intended to refinance our existing indebtedness, on acceptable terms or at all;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

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

•

our ability to successfully implement our new enterprise resource planning system, our new integrated business plan and other improvements to systems, operations, strategy and procedures needed to support our growth; and

•

other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities Exchange Commission (“SEC”) on February 22, 2017 (the “2017 10-K”), and in Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, as filed with the SEC on May 4, 2018 and August 8, 2018, respectively.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2017 10-K and Item 1A in our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2018, June 30, 2018, and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•

costs associated with the implementation of, and our ability to implement on a timely basis our technology roadmap, upgrades and installation of our ATG-4 and 2Ku technologies, the technology to which our ATG network evolves and other new technologies (including technological issues and related remediation efforts and failures or delays on the part of antenna and other equipment developers and providers, some of which are single source, or delays in obtaining STCs), the roll-out of our satellite services, the potential licensing or use of additional spectrum, and the implementation of improvements to our network and operations as technology changes and we experience increased network capacity constraints;

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

•

costs and possible delays that we could incur if our supplier, ZTE, fails to comply with the settlement agreement between ZTE and the U.S. government or if continued security or other concerns result in a prohibition of or limitations on our doing business with ZTE;

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

Commercial Aviation North America
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Aircraft online (at period end)	2,712	2,817	2,712	2,817
Satellite	637	240	637	240
ATG	2,075	2,577	2,075	2,577
Total aircraft equivalents (average during the period)	2,809	2,859	2,866	2,816
Net annualized average monthly service revenue per aircraft equivalent (annualized ARPA) (in thousands)	$114	$108	$110	$112

Commercial Aviation Rest of World
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Aircraft online (at period end)	513	352	513	352
Total aircraft equivalents (average during the period)	445	295	391	250
Net annualized ARPA (in thousands)	$148	$205	$151	$197

•

Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented. We assign aircraft to CA-NA or CA-ROW at the time of contract signing as follows: (i) all aircraft operated by North American airlines and under contract for ATG or ATG-4 service are assigned to CA-NA, (ii) all aircraft operated by North American airlines and under a contract for satellite service are assigned to CA-NA or CA-ROW based on whether the routes flown by such aircraft under the contract are anticipated to be predominantly within or outside of North America at the time the contract is signed, and (iii) all aircraft operated by non-North American airlines and under a contract are assigned to CA-ROW. All aircraft online for the CA-ROW segment are equipped with our satellite equipment. The decline in CA-NA’s aircraft online is due to the decommissioning of certain American Airlines aircraft during the three and nine month periods ended September 30, 2018.

•

Aircraft equivalents. We define aircraft equivalents for a segment as the number of commercial aircraft online (as defined above) multiplied by the percentage of flights flown by such aircraft within the scope of that segment, rounded to the nearest whole aircraft and expressed as an average of the month end figures for each month in the period. This methodology takes into account the fact that during a particular period certain aircraft may fly routes outside the scope of the segment to which they are assigned for purposes of the calculation of aircraft online. The decline in CA-NA’s aircraft equivalents is due to the decommissioning of certain American Airlines aircraft during the three and nine month periods ended September 30, 2018.

•

Net annualized average monthly service revenue per aircraft equivalent (“ARPA”). We define net annualized ARPA as the aggregate service revenue plus monthly service fees, some of which are reported as a reduction to cost of service revenue for that segment for the period, less revenue share expense and other transactional costs which are included in cost of service revenue for that segment, divided by the number of months in the period, and further divided by the number of aircraft equivalents (as defined above) for that segment during the period, which is then annualized and rounded to the nearest thousand. Beginning with the three month period ended March 31, 2018, we changed the calculation of ARPA to be net of revenue share expense and other transactional expenses in order to better reflect the financial statement impact of revenues generated under both the turnkey model and airline-directed model. The amounts reported above for the three and nine month periods ended September 30, 2018 and 2017 reflect this change in methodology. ARPA for the CA-NA segment for the three and nine month periods ended September 30, 2017 was originally reported as $133 thousand and $139 thousand, respectively. ARPA for the CA-ROW segment for the three and nine month periods ended September 30, 2017 was originally reported as $226 thousand and $219 thousand, respectively.

Business Aviation
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Aircraft online (at period end)
Satellite	5,137	5,474	5,137	5,474
ATG	5,019	4,567	5,019	4,567
Average monthly service revenue per aircraft online
Satellite	$246	$235	$241	$232
ATG	3,008	2,874	3,024	2,848
Units Sold
Satellite	98	116	315	303
ATG	296	210	827	596
Average equipment revenue per unit sold (in thousands)
Satellite	$41	$38	$40	$42
ATG	68	58	66	55

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

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

•

Units sold. We define units sold as the number of satellite or ATG units for which we recognized revenue during the period. In the three and nine month periods ended September 30, 2018, we recognized revenue on 16 and 31 AVANCE units, respectively, that were previously deferred.

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

Unaudited Condensed Consolidated Statement of Operations Data
(in thousands)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Revenue:
Service revenue	$160,376	$153,347	$470,110	$453,918
Equipment revenue	56,881	19,527	206,430	57,162

Total revenue	217,257	172,874	676,540	511,080

Operating expenses:
Cost of service revenue (exclusive of items shown below)	69,476	67,854	218,073	201,794
Cost of equipment revenue (exclusive of items shown below)	53,960	15,326	170,603	41,623
Engineering, design and development	30,018	31,313	88,204	103,262
Sales and marketing	13,963	16,294	45,291	47,253
General and administrative	24,860	24,064	71,152	70,162
Depreciation and amortization	32,590	35,824	100,447	96,821

Total operating expenses	224,867	190,675	693,770	560,915

Operating loss	(7,610)	(17,801)	(17,230)	(49,835)

Other (income) expense:
Interest income	(903)	(683)	(3,307)	(1,999)
Interest expense	30,743	27,585	91,938	81,754
Other (income) expense	72	228	(59)	322

Total other expense	29,912	27,130	88,572	80,077

Loss before income taxes	(37,522)	(44,931)	(105,802)	(129,912)
Income tax provision (benefit)	195	350	(3,459)	945

Net loss	$(37,717)	$(45,281)	$(102,343)	$(130,857)

Three and Nine Months Ended September 30, 2018 and 2017

Revenue:

Revenue by segment and percent change for the three and nine month periods ended September 30, 2018 and 2017 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2018 over
	2018	2017	2017
Service Revenue:
CA-NA	$93,443	$94,436	(1.1%)
BA	49,287	43,224	14.0%
CA-ROW	17,646	15,687	12.5%

Total Service Revenue	$160,376	$153,347	4.6%

Equipment Revenue:
CA-NA	$15,027	$1,291	1,064.0%
BA	24,303	17,283	40.6%
CA-ROW	17,551	953	1,741.7%

Total Equipment Revenue	$56,881	$19,527	191.3%

Total Revenue:
CA-NA	$108,470	$95,727	13.3%
BA	73,590	60,507	21.6%
CA-ROW	35,197	16,640	111.5%

Total Revenue	$217,257	$172,874	25.7%

	For the Nine Months		% Change
	Ended September 30,		2018 over
	2018	2017	2017
Service Revenue:
CA-NA	$277,972	$290,260	(4.2%)
BA	145,062	125,415	15.7%
CA-ROW	47,076	38,243	23.1%

Total Service Revenue	$470,110	$453,918	3.6%

Equipment Revenue:
CA-NA	$93,969	$5,234	1,695.4%
BA	71,526	49,172	45.5%
CA-ROW	40,935	2,756	1,385.3%

Total Equipment Revenue	$206,430	$57,162	261.1%

Total Revenue:
CA-NA	$371,941	$295,494	25.9%
BA	216,588	174,587	24.1%
CA-ROW	88,011	40,999	114.7%

Total Revenue	$676,540	$511,080	32.4%

Commercial Aviation North America:

CA-NA revenue increased to $108.5 million and $371.9 million, respectively, for the three and nine month periods ended September 30, 2018 as compared with $95.7 million and $295.5 million for the prior year periods, primarily due to an increase in equipment revenue offset in part by a decrease in service revenue.

Equipment revenue increased to $15.0 million and $94.0 million, respectively, for the three and nine month periods ended September 30, 2018 as compared with $1.3 million and $5.2 million, respectively, for the prior year periods due to the post adoption impact of ASC 606 for equipment shipments during the three and nine month period ended September 30, 2018, which is now fully recognized upon customer acceptance. Additionally, the transition to the airline-directed model by one airline in January 2018 increased revenue by approximately $45.4 million for the nine month period ended September 30, 2018 compared with the prior year period; see Note 1, “Basis of Presentation” for additional information.

A summary of the components of CA-NA’s service revenue for the three and nine month periods ended September 30, 2018 and 2017 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2018 over
	2018	2017	2017
Connectivity revenue (1)	$85,930	$88,348	(2.7%)
Entertainment and CAS revenue	7,513	6,088	23.4%

Total service revenue	$93,443	$94,436	(1.1%)

	For the Nine Months		% Change
	Ended September 30,		2018 over
	2018	2017	2017
Connectivity revenue (1)	$256,803	$272,351	(5.7%)
Entertainment and CAS revenue	21,169	17,909	18.2%

Total service revenue	$277,972	$290,260	(4.2%)

(1)

Includes non-session related revenue of $1.6 million and $5.5 million, respectively, for the three and nine month periods ended September 30, 2018, and $1.0 million and $5.6 million, respectively, for the prior year periods.

CA-NA service revenue decreased to $93.4 million and $278.0 million, respectively, for the three and nine month periods ended September 30, 2018 as compared with $94.4 million and $290.3 million, respectively, for the prior year periods due to a decrease in connectivity revenue offset in part by an increase in entertainment and CAS revenue.

CA-NA Connectivity revenue decreased to $85.9 million and $256.8 million, respectively, for the three and nine month periods ended September 30, 2018 as compared with $88.3 million and $272.4 million, respectively, for the prior year periods due to a decrease in passenger-paid revenue offset in part by an increase in airline-paid revenue, which was due primarily to the transition of one of our airline partners to the airline-directed model from the turnkey model and, to a lesser extent, an increase in third party-paid revenue. Under the turnkey model, we are required to pay each airline a percentage of the service revenue we generate from transactions with the airline’s passengers. The revenue share expense is included within cost of service revenue. However, under the airline-directed model, we generate revenue directly from the airline and do not incur revenue share expense. Therefore, the decrease in service revenue under the airline-directed model is offset by a reduction to our revenue share expense within cost of service revenue. We refer to this internally as “differences in business terms.” Service revenue also decreased due to the economic impact of the same airline partner’s transition to the airline-directed model. Additionally, CA-NA Connectivity revenue decreased due to the decommissioning of certain American Airlines aircraft during the three and nine month periods ended September 30, 2018.

Net annualized ARPA increased to $114 thousand for the three month period ended September 30, 2018, as compared with $108 thousand for the prior year period, while net annualized ARPA decreased to $110 thousand for the nine month period ended September 30, 2018, as compared with $112 thousand for the prior year period. The connectivity take rate increased to 12.0% and 11.2%, respectively, for the three and nine month periods ended September 30, 2018, as compared with 7.5% and 7.8%, respectively, for the prior year periods, reflecting increased passenger adoption including the impact of third party-paid and airline-paid offerings. Average revenue per session decreased to $6.50 and $7.06, respectively, for the three and nine month periods ended September 30, 2018, as compared with $10.49 and $10.83, respectively, for the prior year periods, due to shifts in product mix, third party-paid and airline-paid offerings, as well as the differences in business terms and the economic impact of one of our airline partner’s transition to the airline-directed model, as discussed above.

The increase in Entertainment and CAS revenue to $7.5 million and $21.2 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $6.1 million and $17.9 million, respectively, for the prior year periods was due to increased usage of Entertainment services under business-to-business arrangements with our airline partners.

We expect service revenue for CA-NA to decrease in the near-term primarily due to the decommissioning of certain American Airlines aircraft in 2018 and 2019.

As the recognition of CA-NA equipment revenue is a function of equipment installation schedules, equipment revenue will be driven by our ability to execute our existing airline partner contracts, as well as entering into new contracts.

Business Aviation:

BA revenue increased to $73.6 million and $216.6 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $60.5 million and $174.6 million, respectively, for the prior year periods primarily due to increases in both service and equipment revenue.

BA service revenue increased to $49.3 million and $145.1 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $43.2 million and $125.4 million, respectively, for the prior year periods primarily due to additional customers subscribing to our Gogo Biz (ATG) service. The number of ATG aircraft online increased 9.9% to 5,019 as of September 30, 2018, as compared with 4,567 as of September 30, 2017.

BA equipment revenue increased to $24.3 million and $71.5 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $17.3 million and $49.2 million, respectively, for the prior year periods due primarily to an increase in ATG equipment revenue.

Under a sales program for AVANCE (formerly referred to as Gogo Biz 4G) equipment that started in 2016, we have a remaining deferred equipment revenue balance of approximately $0.5 million as of September 30, 2018 related to a free upgrade program under which we shipped ATG and UCS equipment to customers who have a right to exchange that equipment for AVANCE equipment. During the three and nine month periods ended September 30, 2018, we shipped 16 and 31 AVANCE units, respectively, under this program and recognized $1.1 million and $4.4 million, respectively, of previously deferred equipment revenue.

Commercial Aviation Rest of World:

CA-ROW revenue increased to $35.2 million and $88.0 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $16.6 million and $41.0 million, respectively, for the prior year periods, due to an increase in both service and equipment revenue.

CA-ROW service revenue increased to $17.6 million and $47.1 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $15.7 million and $38.2 million, respectively, for the prior year periods, due to performance improvements on existing airline partners’ aircraft and an increase in aircraft equivalents. Annualized net ARPA for the CA-ROW segment decreased to $148 thousand and $151 thousand, respectively, for the three and nine month periods ended September 30, 2018, as compared with $205 thousand and $197 thousand, respectively, for the prior year periods due to new airline partners’ aircraft coming online during the three and nine month periods ended September 30, 2018.

CA-ROW equipment revenue increased to $17.6 million and $40.9 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $1.0 million and $2.8 million, respectively, for the prior year periods primarily due to the post adoption impact of ASC 606 for equipment shipments during the three and nine month periods ended September 30, 2018, which is now fully recognized upon customer acceptance.

As the recognition of CA-ROW equipment revenue is a function of equipment installation schedules, equipment revenue will be driven by our ability to execute our existing airline partner contracts, as well as entering into new contracts.

Cost of Service Revenue:

Cost of service revenue by segment and percent for the three and nine month periods ended September 30, 2018 and 2017 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2018 over
	2018	2017	2017
CA-NA	$39,664	$37,738	5.1%
BA	10,450	10,090	3.6%
CA-ROW	19,362	20,026	(3.3%)

Total	$69,476	$67,854	2.4%

	For the Nine Months		% Change
	Ended September 30,		2018 over
	2018	2017	2017
CA-NA	$131,811	$112,439	17.2%
BA	31,650	29,476	7.4%
CA-ROW	54,612	59,879	(8.8%)

Total	$218,073	$201,794	8.1%

CA-NA cost of service revenue increased to $39.7 million and $131.8 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $37.7 million and $112.4 million, respectively, for the prior year periods due to increases in satellite service fees, aircraft operations expenses and a decrease in the amortization of deferred airborne lease incentives offset in part by a decrease in revenue share expense. The changes in amortization of deferred airborne lease incentives and revenue share was due primarily to the transition of one of our airline agreements from the turnkey model to the airline-directed model. See Note 11, “Leases” to our consolidated financial statements for additional information regarding our deferred airborne lease incentives.

BA cost of service revenue increased to $10.5 million and $31.7 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $10.1 million and $29.5 million, respectively, for the prior year periods. The increase was primarily due to increased ATG units online and, to a lesser extent, an increase in satellite service fees.

CA-ROW cost of service revenue decreased to $19.4 million and $54.6 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $20.0 million and $59.9 million, respectively, for the prior year periods primarily due to a decrease in airline launch costs and network operations expenses.

We expect CA-NA cost of service revenue to increase mainly due to increased satellite service fees for additional aircraft operating on our satellite network and potential costs associated with remediation of quality issues associated with our 2Ku technology.

As we expand our CA-ROW business, we expect to incur additional cost of service revenue in CA-ROW, reflecting increased satellite usage, operations and network related expenses. However, over time, we expect to see increased utilization of our network as we install additional aircraft.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and nine month periods ended September 30, 2018 and 2017 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2018 over
	2018	2017	2017
CA-NA	$18,722	$1,065	1,657.9%
BA	14,720	13,414	9.7%
CA-ROW	20,518	847	2,322.4%

Total	$53,960	$15,326	252.1%

	For the Nine Months		% Change
	Ended September 30,		2018 over
	2018	2017	2017
CA-NA	$83,520	$5,646	1,379.3%
BA	42,444	33,651	26.1%
CA-ROW	44,639	2,326	1,819.1%

Total	$170,603	$41,623	309.9%

Cost of equipment revenue increased to $54.0 million and $170.6 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $15.3 million and $41.6 million, respectively, for the prior year periods.

The increase in CA-NA for the three and nine month periods ended September 30, 2018 as compared with the prior year periods was due to an increase in equipment revenue, an increase in warranty reserves due to additional activity under airline-directed models and costs associated with remediation of quality issues associated with our 2Ku technology. Additionally, the transition to the airline-directed model by one airline in January 2018 increased cost of equipment revenue by approximately $26.1 million for the nine month period ended September 30, 2018 compared with the prior year period; see Note 1, “Basis of Presentation” for additional information.

The increase in BA was due to an increase in equipment revenue and changes in product mix.

The increase in CA-ROW was due to the increase in equipment revenue, an increase in warranty reserves due to additional activity under airline-directed models and costs associated with remediation of quality issues associated with our 2Ku technology.

We expect that our cost of equipment revenue will vary with changes in installations and equipment revenue and, for CA-NA and CA-ROW, potential costs associated with remediation of quality issues associated with our 2Ku technology.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased 4.1% and 14.6% to $30.0 million and $88.2 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $31.3 million and $103.3 million, respectively, for the prior year periods. The decrease for the three month period ended September 30, 2018 as compared with the prior year period was due to decreased expenses in CA-ROW and BA offset by an increase in CA-NA. The decrease for the nine month period ended September 30, 2018 as compared with the prior year period was due to a decrease in CA-NA and CA-ROW expenses while BA expenses remained relatively flat.

Engineering, design and development expenses for the CA-NA segment included the recognition of approximately $2.3 million of expenses during the three and nine month periods ended September 30, 2018, related to the development of our next generation ATG solution, primarily due to the achievement of a major milestone, while we recognized approximately $16.0 million of expenses during the nine month period ended September 30, 2017, related to the development of our next generation ATG solution, primarily due to the achievement of a major milestone.

We expect consolidated engineering, design and development expenses to decrease as a percentage of consolidated revenue over time.

Sales and Marketing Expenses:

Sales and marketing expenses decreased 14.3% and 4.2% to $14.0 million and $45.3 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $16.3 million $47.3 million, respectively, for the prior year periods. The decrease in sales and marketing for the three month period ended September 30, 2018 was due to a decrease across all three segments, while the decrease during the nine month period ended September 30, 2018 was due primarily to a decrease in CA-ROW and to a lesser extent a decrease in CA-NA, due to the shift from the turnkey model (business-to-customer) to the airline directed model (business-to-business) offset in part by an increase in BA. Consolidated sales and marketing expenses as a percentage of total consolidated revenue was 6.4% and 6.7%, respectively, for the three and nine month periods ended September 30, 2018, as compared with 9.4% and 9.2%, respectively, for the prior year periods.

We expect consolidated sales and marketing expenses to decrease as a percentage of consolidated revenue over time.

General and Administrative Expenses:

General and administrative expenses increased 3.3% and 1.4% to $24.9 million and $71.2 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $24.1 million and $70.2 million for the prior year periods due primarily to an increase in CA-NA and to a lesser extent an increase in BA. Related to our new Integrated Business Plan, we recorded severance expense of approximately $1.5 million within the CA-NA segment during the three and nine month periods ended September 30, 2018. Consolidated general and administrative expenses as a percentage of total consolidated revenue was 11.4% and 10.5% for the three and nine month periods ended September 30, 2018, as compared with 13.9% and 13.7%, respectively, for the prior year periods.

We expect general and administrative expenses to decrease as a percentage of consolidated revenue over time.

Segment Profit (Loss):

CA-NA’s segment profit decreased 45.5% and 59.8% to $8.7 million and $17.4 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $16.0 million and $43.3 million, respectively, for the prior year periods due to the changes as discussed above.

BA’s segment profit increased 64.9% and 43.4% to $35.2 million and $104.2 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $21.3 million and $72.6 million, respectively, for the prior year periods primarily due to the changes as discussed above.

CA-ROW’s segment loss decreased 5.7% and 14.9% to $22.7 million and $69.8 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $24.1 million and $82.1 million, respectively, for the prior year periods due to the changes as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense decreased 9.0% to $32.6 million for the three month period ended September 30, 2018, as compared with $35.8 million, for the prior year period due to accelerated depreciation expense for certain upgrades and decommission programs that started in the second half of 2017 and were completed in early 2018 and the transition of one of our airline agreements from the turnkey model to the airline-directed model. Depreciation and amortization increased to 3.7% to $100.4 million for the nine month period ended September 30, 2018, as compared with $96.8 million for the prior year period due to accelerated depreciation expense for certain upgrades and decommission programs that started in the second half of 2017 and were completed in early 2018 and amortization of capitalized software which was partially offset by the transition of one of our airline agreements from the turnkey model to the airline-directed model.

We expect our depreciation and amortization expense to decrease in the future as a greater percentage of installs will be under the airline-directed model.

Other (Income) Expense:

Other (income) expense and percent change for the three and nine month periods ended September 30, 2018 and 2017 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2018 over
	2018	2017	2017
Interest income	$(903)	$(683)	32.2%
Interest expense	30,743	27,585	11.4%
Other (income) expense	72	228	(68.4%)

Total	$29,912	$27,130	10.3%

	For the Nine Months		% Change
	Ended September 30,		2018 over
	2018	2017	2017
Interest income	$(3,307)	$(1,999)	65.4%
Interest expense	91,938	81,754	12.5%
Other (income) expense	(59)	322	na

Total	$88,572	$80,077	10.6%

Total other expense was $29.9 million and $88.6 million, respectively, for the three and nine month periods ended September 30, 2018, as compared with $27.1 million and $80.1 million, respectively, for the prior year periods. Interest expense increased during the three and nine month periods ended September 30, 2018 as compared with the prior year periods due to higher average debt levels outstanding during the current year as compared with the prior year period.

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

Income Taxes:

The effective income tax rates for the three and nine month periods ended September 30, 2018 were (0.5%) and 3.3%, respectively, as compared with (0.8%) and (0.7%), respectively, for the prior year periods. An income tax benefit was recorded for the nine month period ended September 30, 2018 resulting from a reduction in our valuation allowance of approximately $4.0 million due to the application of provisions of H.R. 1, commonly known as the Tax Cuts and Jobs Act, to our evaluation of our deferred tax assets. For the three and nine month periods ended September 30, 2017, our income tax expense was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(37,717)	$(45,281)	$(102,343)	$(130,857)
Interest expense	30,743	27,585	91,938	81,754
Interest income	(903)	(683)	(3,307)	(1,999)
Income tax provision (benefit)	195	350	(3,459)	945
Depreciation and amortization	32,590	35,824	100,447	96,821

EBITDA	24,908	17,795	83,276	46,664
Stock-based compensation expense	3,932	5,283	12,531	15,007
Amortization of deferred airborne lease incentives	(8,074)	(10,121)	(23,166)	(28,099)
Amortization of STC costs	292	—	719	—
Transition to airline-directed model	—	—	(21,551)	—

Adjusted EBITDA	$21,058	$12,957	$51,809	$33,572

Cash CAPEX:
Consolidated capital expenditures (GAAP) (1)	$(9,246)	$(68,495)	$(124,412)	$(214,238)
Change in deferred airborne lease incentives (2)	(918)	5,351	(3,629)	8,856
Amortization of deferred airborne lease incentives (2)	7,961	10,077	22,825	27,994

Cash CAPEX	$(2,203)	$(53,067)	$(105,216)	$(177,388)

(1) See unaudited condensed consolidated statements of cash flows.

(2)   Excludes deferred airborne lease incentives and related amortization associated with STC costs for the three and nine month periods ended September 30, 2018 and 2017 as STC costs are expensed as incurred as part of Engineering, Design and Development.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months
	Ended September 30,
	2018	2017
Net cash used in operating activities	$(91,896)	$(4,209)
Net cash used in investing activities	(195)	(67,257)
Net cash provided by (used in) financing activities	(1,545)	175,472
Effect of foreign exchange rate changes on cash	(530)	556

Net increase (decrease) in cash, cash equivalents and restricted cash	(94,166)	104,562
Cash, cash equivalents and restricted cash at the beginning of period	203,729	125,189

Cash, cash equivalents and restricted cash at the end of period	$109,563	$229,751

Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$109,563	$229,751
Less: current restricted cash	1,773	500
Less: non-current restricted cash	5,126	6,873

Cash and cash equivalents at the end of the period	$102,664	$222,378

Short-term investments	$88,575	$188,496

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

Liquidity:

Although we can provide no assurances, we currently believe that cash, cash equivalents and short-term investments on hand as of September 30, 2018 will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, including costs associated with installing our airborne equipment on certain aircraft operated by our airline partners, continuing our international expansion and evolving our ATG network. Excluding the impact of our initial public offering in June 2013, the Amended and Restated Senior Term Facility, the Convertible Notes and the Senior Secured Notes, we have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenue in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to international expansion and execution of our current technology roadmap, including 2Ku, evolution of our ATG network and other potential future technologies. We currently believe that cash on hand, comprised of cash, cash equivalents and short-term investments, and cash flows provided by operating activities and, if necessary, additional equity financings or the incurrence of additional debt, will be sufficient to meet our liquidity needs in the longer-term, including our continued international expansion and execution of our current technology roadmap. The Indenture governing our Senior Secured Notes contains covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Additionally, the Indenture governing the Senior Secured Notes limits the amount of cash GIH and its subsidiaries may distribute to us, including cash distributed to us to pay interest on the Convertible Notes, to pay any interest on indebtedness incurred, or pay dividends on preferred stock issued by us to refinance, replace, renew or refund the Convertible Notes. Further, market conditions and/or our financial performance may limit our access to additional sources of equity or debt financing. As a result, we may be unable to finance our business to the extent that our cash on hand (including short-term investments) and cash generated through operating activities prove insufficient and we are unable to raise additional financing through the issuance of our equity or through permitted incurrences of debt by us or by GIH and its subsidiaries.

For additional information on our Senior Secured Notes and Convertible Notes, please see Note 9, “Long-Term Debt and Other Liabilities” to our unaudited condensed consolidated financial statements.

Cash flows used in Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Nine Months
	Ended September 30,
	2018	2017
Net loss	$(102,343)	$(130,857)
Non-cash charges and credits	112,807	136,695
Changes in operating assets and liabilities	(102,360)	(10,047)

Net cash used in operating activities	$(91,896)	$(4,209)

For the nine month period ended September 30, 2018, cash used in operating activities was $91.9 million as compared with $4.2 million of cash used in operating activities in the prior year period. The principal contributors to the change in operating cash flows were:

•	A $92.3 million change in cash flows related to operating assets and liabilities resulting from:

•	A decrease in cash flows due to the following:

•

Changes in CA-NA’s and CA-ROW’s inventories as we now allocate a portion of our uninstalled airborne equipment to inventory and to a lesser extent an increase in BA’s inventory. See Note 5, “Inventories,” for additional information for CA-NA and CA-ROW;

•

Changes in CA-NA’s and CA-ROW’s contract assets due to activity under our airline-directed model during the nine month period ended September 30, 2018 (see Note 3, “Revenue Recognition” for additional information);

•

Changes in CA-NA’s and CA-ROW’s deferred airborne lease incentives due to more installations under the turnkey model in 2017 as compared with 2018, as airlines are transitioning to the airline-directed model and as new airlines are being signed under the airline-directed model;

•	Changes in CA-ROW’s accounts receivable primarily due to the timing of collections;

•	Changes in BA and CA-ROW’s accrued liabilities primarily due to the timing of collections;

•	Changes in CA-NA’s and BA’s deferred revenue as deferred revenue balances decreased in 2018 and increased in 2017; and

•	Changes in CA-NA’s prepaid expenses as we recognized more development services in 2017 as compared with 2018;

•	Offset in part by an increase in cash flows due to the following:

•	Changes in CA-NA’s and BA’s accounts receivable due primarily to the timing of collections;

•	Changes in CA-NA’s accrued liabilities due primarily to the timing of payments;

•

Changes in CA-NA’s and CA-ROW’s warranty reserves, due to more activity under our airline-directed model during the nine month period ended September 30, 2018 (see Note 8, “Warranties” for additional information); and

•	Changes in CA-NA and BA’s accounts payable due to the timing of payments.

•	Offset in part by a $4.6 million change in net loss adjusted for non-cash charges and credits.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “— Capital Expenditures” below. Additionally, cash used in investing activities includes net changes in our short-term investments of a cash inflow of $124.2 million and $150.0 million, respectively, for the nine month periods ended September 30, 2018 and 2017.

Cash flows provided by (used in) Financing Activities:

Cash used in financing activities for the nine month period ended September 30, 2018 was $1.5 million primarily due to capital lease payments.

Cash provided by financing activities for the nine month period ended September 30, 2017 was $175.5 million primarily due to the issuance of the January 2017 Additional Notes and the September 2017 Additional Notes with gross proceeds of $181.8 million, offset in part by the payment of debt issuance costs for the January 2017 Additional Notes and the September 2017 Additional Notes of $3.6 million and capital lease payments of $2.3 million.

Capital Expenditures

Our operations continue to require significant capital expenditures, primarily for technology development, equipment and capacity expansion. Capital expenditures for the CA-NA and CA-ROW segments include the purchase of airborne equipment, which correlates directly to the roll out and/or upgrade of service to our airline partners’ fleets. Capital spending is also associated with the expansion of our ATG network and data centers and includes site acquisition, design, permitting, network equipment and construction costs. We capitalize software development costs related to network technology solutions, the Gogo platform and new product/service offerings. We also capitalize costs related to the build out of our office locations.

Capital expenditures for the nine month periods ended September 30, 2018 and 2017 were $124.4 million and $214.2 million, respectively. The decrease in capital expenditures was primarily due to a decrease in airborne equipment purchases as a portion of our equipment purchases are now allocated to inventory (see Note 5, “Inventories” for additional information) and to a lesser extent a decrease in capitalized software.

We expect our capital expenditures, net of deferred airborne lease incentives, to decrease in 2018 as compared with 2017 primarily due to decreased turnkey model related activities, under which airborne equipment purchases are treated as capital expenditures. The airborne equipment purchases for our airline-directed model activities are treated as inventory activities within operating cash flows. We expect total expenditures of airborne equipment (including both operating and investing activities) to be lower in 2018 as compared with 2017 primarily due to the utilization in 2018 of previously purchased airborne equipment.

Other

Contractual Commitments: We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of September 30, 2018 commit us to purchase transponder and teleport satellite services totaling approximately $21.5 million in 2018 (October 1 through December 31), $85.7 million in 2019, $82.7 million in 2020, $70.2 million in 2021, $62.8 million in 2022 and $216.5 million thereafter.

We have agreements with various vendors under which we have remaining commitments to purchase satellite-based systems, certifications and development services. Such commitments will become payable as we receive the equipment or certifications, or as development services are provided.

A contract with one of our airline customers required us to provide the airline customer with a cash rebate of $1.8 million in June 2018, which has not yet been paid.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. Additionally, we have cell site leases, some of which provide for minimum annual payments. See Note 11, “Leases,” to our unaudited condensed consolidated financial statements for additional information.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of September 30, 2018 and December 31, 2017 primarily included amounts in bank checking accounts and Money Market Funds. We believe that a change in average interest rates would not materially affect our interest income and results of operations.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of September 30, 2018 and December 31, 2017 included amounts in bank checking accounts and money market funds, and our short-term investments consist of U.S. Treasury bills. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio would have reduced interest income for the three and nine month periods ended September 30, 2018 and 2017 by an immaterial amount.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Linksmart Litigation—On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against us and eight of our airline partners in the U.S. District Court for the Central District of California alleging that our redirection server and login portal infringe a patent owned by the plaintiff. We are required under our contracts with these airlines to indemnify them for defense costs and any liabilities resulting from the suit. Given the very early stage of this litigation, we are unable to assess the merits of the claim, and the outcome of this matter is inherently uncertain.

Securities Litigation—On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer, and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 7, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. We believe that the claims are without merit and intend to defend them vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Derivative Litigation - On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as Defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer, and President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. We believe that the claims are without merit and intend to defend them vigorously. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to these suits. No amounts have been accrued for any potential costs under this matter, as we cannot reasonably predict the outcome of the litigation or any potential costs.

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

Except as set forth in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, as filed with the SEC on May 4, 2018 and August 8, 2018, respectively, there have been no material changes to the risk factors previously disclosed in our 2017 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sales of Unregistered Securities

None.

b)	Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1.47 †	Delta Amendment No. 6 dated June 22, 2018 to the 2Ku In-Flight Connectivity Services Agreement dated April 1,2015, by and between Delta and Gogo LLC

10.1.48 †	Qualcomm Technologies, Inc. Master Software Agreement dated June 13, 2018, by and between Qualcomm Technologies, Inc. and Gogo LLC

10.1.49 †	Qualcomm Technologies, Inc. AMSS6695 Software Addendum to Master Software Agreement dated June 13, 2018, by and between Qualcomm Technologies, Inc. and Gogo LLC

10.1.50 †	Access Point Patent License Agreement dated July 6, 2018, by and between Qualcomm Incorporated and Gogo LLC

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
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
Date: November 6, 2018
/s/ Oakleigh Thorne
Oakleigh Thorne
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)