Form 10-Q
period 2019-03-31
Gogo Inc.
filed 2019-05-09
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	GOGO	NASDAQ Global Select Market

As of May 6, 2019, 87,797,851 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$188,690	$184,155
Short-term investments	—	39,323

Total cash, cash equivalents and short-term investments	188,690	223,478
Accounts receivable, net of allowances of $583 and $500, respectively	123,791	134,308
Inventories	147,354	193,045
Prepaid expenses and other current assets	32,140	34,695

Total current assets	491,975	585,526

Non-current assets:
Property and equipment, net	565,485	511,867
Goodwill and intangible assets, net	82,888	83,491
Operating lease right-of-use assets	70,129	—
Other non-current assets	86,333	84,212

Total non-current assets	804,835	679,570

Total assets	$1,296,810	$1,265,096

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$27,861	$23,860
Accrued liabilities	183,067	213,111
Deferred revenue	37,602	38,571
Deferred airborne lease incentives	22,726	24,145

Total current liabilities	271,256	299,687

Non-current liabilities:
Long-term debt	1,030,359	1,024,893
Deferred airborne lease incentives	131,743	129,086
Non-current operating lease liabilities	99,870	—
Other non-current liabilities	47,556	80,191

Total non-current liabilities	1,309,528	1,234,170

Total liabilities	1,580,784	1,533,857

Commitments and contingencies (Note 12)	—	—

Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2019 and December 31, 2018; 87,878,770 and 87,678,812 shares issued at March 31, 2019 and December 31, 2018, respectively; and 87,797,614 and 87,560,694 shares outstanding at March 31, 2019 and December 31, 2018, respectively	9	9
Additional paid-in-capital	967,727	963,458
Accumulated other comprehensive loss	(3,144)	(3,554)
Accumulated deficit	(1,248,566)	(1,228,674)

Total stockholders’ deficit	(283,974)	(268,761)

Total liabilities and stockholders’ deficit	$1,296,810	$1,265,096

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Revenue:
Service revenue	$165,012	$150,678
Equipment revenue	34,537	81,147

Total revenue	199,549	231,825

Operating expenses:
Cost of service revenue (exclusive of items shown below)	68,121	74,947
Cost of equipment revenue (exclusive of items shown below)	29,731	52,293
Engineering, design and development	24,728	29,777
Sales and marketing	12,318	15,901
General and administrative	22,454	25,159
Depreciation and amortization	30,749	35,919

Total operating expenses	188,101	233,996

Operating income (loss)	11,448	(2,171)

Other (income) expense:
Interest income	(1,149)	(1,076)
Interest expense	32,554	30,554
Other income	(3,365)	(505)

Total other expense	28,040	28,973

Loss before income taxes	(16,592)	(31,144)
Income tax provision (benefit)	207	(3,725)

Net loss	$(16,799)	$(27,419)

Net loss attributable to common stock per share—basic and diluted	$(0.21)	$(0.34)

Weighted average number of shares—basic and diluted	80,446	79,696

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(16,799)	$(27,419)
Currency translation adjustments, net of tax	410	(834)

Comprehensive loss	$(16,389)	$(28,253)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2019	2018
Operating activities:
Net loss	$(16,799)	$(27,419)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	30,749	35,919
Loss on asset disposals, abandonments and write-downs	1,241	1,687
Gain on transition to airline-directed model	—	(19,302)
Deferred income taxes	44	(3,863)
Stock-based compensation expense	4,327	4,386
Amortization of deferred financing costs	1,249	1,035
Accretion and amortization of debt discount and premium	4,774	4,539
Changes in operating assets and liabilities:
Accounts receivable	10,635	(14,046)
Inventories	(1,118)	(12,304)
Prepaid expenses and other current assets	3,015	(1,863)
Contract assets	(6,175)	2,578
Accounts payable	2,843	11,755
Accrued liabilities	(19,381)	(7,229)
Deferred airborne lease incentives	(3,923)	(1,834)
Deferred revenue	2,257	5,440
Accrued interest	(19,514)	(24,955)
Warranty reserves	(588)	442
Other non-current assets and liabilities	208	(1,171)

Net cash used in operating activities	(6,156)	(46,205)

Investing activities:
Purchases of property and equipment	(23,154)	(56,886)
Acquisition of intangible assets—capitalized software	(4,557)	(5,772)
Purchases of short-term investments	—	(39,323)
Redemptions of short-term investments	39,323	69,482
Other, net	95	—

Net cash provided by (used in) investing activities	11,707	(32,499)

Financing activities:
Payment of debt issuance costs	(557)	—
Payments on financing leases	(125)	(618)
Stock-based compensation activity	(58)	(70)

Net cash used in financing activities	(740)	(688)

Effect of exchange rate changes on cash	(276)	75

Increase (decrease) in cash, cash equivalents and restricted cash	4,535	(79,317)
Cash, cash equivalents and restricted cash at beginning of period	191,116	203,729

Cash, cash equivalents and restricted cash at end of period	$195,651	$124,412

Cash, cash equivalents and restricted cash at end of period	$195,651	$124,412
Less: current restricted cash	1,535	738
Less: non-current restricted cash	5,426	6,635

Cash and cash equivalents at end of period	$188,690	$117,039

Supplemental Cash Flow Information:
Cash paid for interest	$46,163	$49,911
Cash paid for taxes	41	15

Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$19,951	$23,325
Purchases of property and equipment paid by commercial airlines	5,016	2,060

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended March 31, 2019
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at January 1, 2019	87,560,694	$9	$963,458	$(3,554)	$(1,228,674)	$(268,761)
Net loss	—	—	—	—	(16,799)	(16,799)
Currency translation adjustments, net of tax	—	—	—	410	—	410
Stock-based compensation expense	—	—	4,327	—	—	4,327
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	161,667	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(351)	—	—	(351)
Issuance of common stock in connection with employee stock purchase plan	75,253	—	293	—	—	293
Impact of the adoption of ASC 842	—	—	—	—	(3,093)	(3,093)

Balance at March 31, 2019	87,797,614	$9	$967,727	$(3,144)	$(1,248,566)	$(283,974)

	For the Three Months Ended March 31, 2018
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at January 1, 2018	86,843,928	$9	$898,729	$(933)	$(1,089,369)	$(191,564)
Net loss	—	—	—	—	(27,419)	(27,419)
Currency translation adjustments, net of tax	—	—	—	(834)	—	(834)
Stock-based compensation expense	—	—	4,386	—	—	4,386
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	107,335	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(526)	—	—	(526)
Issuance of common stock in connection with employee stock purchase plan	55,812	—	456	—	—	456
Impact of the adoption of ASC 606	—	—	—	—	24,165	24,165

Balance at March 31, 2018	87,007,075	$9	$903,045	$(1,767)	$(1,092,623)	$(191,336)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Business - Gogo (“we,” “us,” “our”) is the global leader in providing broadband connectivity solutions and wireless in-flight entertainment to the aviation industry. We operate through the following three segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA.” Services provided by our CA-NA and CA-ROW businesses include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”), which offers airlines connectivity for various operations and currently include, among other services, real-time credit card transaction processing, electronic flight bags and real-time weather information. Services are provided by CA-NA on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. CA-ROW provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American-based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) on which our international service is provided. BA provides in-flight Internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service, Passenger Entertainment, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (the “2018 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

We have one class of common stock outstanding as of March 31, 2019 and December 31, 2018.

Reclassifications – To conform with the current year presentation, certain amounts in our unaudited condensed consolidated statements of cash flows for the three month period ended March 31, 2018 have been reclassified. Specifically, contract assets and warranty reserves are presented separately. Contract assets of $2,578 thousand was originally included as $967 thousand within prepaid expenses and $1,611 thousand within other current assets and other non- current assets and liabilities. Warranty reserves of $442 thousand was originally included within accrued liabilities. Additionally, within our unaudited condensed consolidated balance sheets as of December 31, 2018, $652 thousand of the current portion of financing lease liabilities has been combined with accrued liabilities.

Transition of airline models - The accounting treatment for one of our airline agreements transitioned from our turnkey model to our airline-directed model in January 2018 due to specific provisions elected by the airline that resulted in the transfer of control of the previously installed connectivity equipment. Upon transition to the airline-directed model, the net book value of all previously delivered equipment classified within property and equipment was reclassified to cost of equipment revenue. Additionally, the unamortized proceeds previously received for equipment and classified within current and non-current deferred airborne lease incentives were eliminated and included as part of estimated contract value, which was then allocated amongst the various performance obligations under the agreement. The value allocated to previously delivered equipment was immediately recognized as equipment revenue in our unaudited condensed consolidated financial statements; refer to Note 3, “Revenue Recognition,” for additional disclosures relating to the allocation of consideration among identified performance obligations. For amounts recognized in equipment revenue that were in excess of the amounts billed, we recorded current and non-current contract assets included within prepaid expenses and other current assets and other non-current assets, respectively; refer to Note 3, “Revenue Recognition,” for additional details. In connection with the transition of this airline agreement to the airline-directed model, we also established warranty reserves related to

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

previously sold equipment that are still under a warranty period, which is included within accrued liabilities. See Note 8, “Warranties,” for additional information. This transition from the turnkey model to the airline-directed model occurred on January 4, 2018 and the total financial statement effect on our unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of operations was as follows (in thousands):

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

As of January 1, 2019, one airline transitioned from the airline-directed model to the turnkey model. As a result of such transition, $46.8 million of Inventory was reclassified to Property and equipment, net as of January 1, 2019. See Note 2, “Summary of Significant Accounting Policies - Inventories,” in our 2018 10-K for information regarding the allocation of airborne equipment between Inventories and Property and equipment, net.

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

Accounting standards adopted:

On January 1, 2019, we adopted Accounting Standards Codification Topic 842, Leases (“ASC 842”) using the cumulative effect method. As a result, we recognized the cumulative effect of initially applying ASC 842 as an adjustment to the opening balance of retained earnings as of January 1, 2019. Our historical financial statements have not been restated and continue to be reported under the lease accounting standard in effect for those periods.

We elected the practical expedients regarding use of hindsight to evaluate lease terms as well as maintaining lease classifications established under the prior lease accounting standard. Through this practical expedient, we did not reevaluate contracts to determine if they contained a lease. We did not elect the practical expedients regarding short-term leases or the separation of lease and non-lease components.

Adoption of ASC 842 had a material impact on our consolidated balance sheet through recognition of right-of-use (“ROU”) assets and operating lease liabilities. Adoption did not have a material impact on our consolidated statements of operations or our consolidated statements of cash flows and did not result in the recognition of incremental financing leases, formerly referred to as capital leases.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The discount rate used to calculate the adjustment to the opening balance was our incremental borrowing rate as of the adoption date, January 1, 2019. The cumulative effect of the adoption of ASC 842 to our unaudited condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

			Balances
	Balance at		with
	December 31,	Impact of	Adoption of
	2018	ASC 842	ASC 842
Assets
Operating lease right-of-use assets	$—	$72,188	$72,188

Liabilities
Accrued liabilities	212,459	9,019	221,478
Non-current operating lease liabilities	—	102,440	102,440
Other non-current liabilities	80,191	(36,178)	44,013

Equity
Accumulated deficit	(1,228,674)	(3,093)	(1,231,767)

See Note 11, “Leases,” for additional information.

On January 1, 2019, we adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. Adoption of this standard did not have a material impact on our consolidated financial statements.

On January 1, 2019, we adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods or services from nonemployees. Adoption of this standard did not have a material impact on our consolidated financial statements.

3.	Revenue Recognition

Arrangements with commercial airlines

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

Remaining performance obligations

As of March 31, 2019, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations is approximately $831 million, most of which relates to our commercial aviation contracts. Approximately $114 million represents future equipment revenue that is expected to be recognized within the next one to three years. The remaining $717 million primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract (approximately 5-10 years). We have excluded from this amount: all variable consideration derived from our connectivity or entertainment services that is allocated entirely to our performance of obligations related to such services; consideration from contracts that have an original duration of one year or less; revenue from passenger service on airlines operating under the turnkey model; and revenue from contracts that have been executed but under which have not yet met the accounting definition of a contract since the airline has not yet determined which products in our portfolio it wishes to select, and, as a result we are unable to determine which products and services will be transferred to the customer.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended
	March 31, 2019
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$79,818	$18,854	$52,685	$151,357
Entertainment, CAS and other	12,209	918	528	13,655

Total service revenue	$92,027	$19,772	$53,213	$165,012

Equipment revenue
ATG	$2,872	$—	$11,335	$14,207
Satellite	630	13,159	5,235	19,024
Other	540	—	766	1,306

Total equipment revenue	$4,042	$13,159	$17,336	$34,537

Customer type
Airline passenger and aircraft owner/operator	$54,349	$5,851	$53,213	$113,413
Airline, OEM and aftermarket dealer	30,913	25,491	17,336	73,740
Third party	10,807	1,589	—	12,396

Total revenue	$96,069	$32,931	$70,549	$199,549

	For the Three Months Ended
	March 31, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$82,040	$13,649	$47,392	$143,081
Entertainment, CAS and other	6,743	596	258	7,597

Total service revenue	$88,783	$14,245	$47,650	$150,678

Equipment revenue
ATG (1)	$44,762	$—	$15,421	$60,183
Satellite (1)	10,276	4,924	4,258	19,458
Other	—	—	1,506	1,506

Total equipment revenue	$55,038	$4,924	$21,185	$81,147

Customer type
Airline passenger and aircraft owner/operator	$52,924	$4,729	$47,650	$105,303
Airline, OEM and aftermarket dealer (2)	77,426	12,694	21,185	111,305
Third party	13,471	1,746	—	15,217

Total revenue	$143,821	$19,169	$68,835	$231,825

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

Contract balances

Our current and non-current deferred revenue balances totaled $62.3 million and $60.1 million as of March 31, 2019 and December 31, 2018, respectively. Deferred revenue includes, among other things, equipment, multi-pack and subscription connectivity products, sponsorship activities and airline-directed connectivity and entertainment.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Our current and non-current contract asset balances totaled $66.4 million and $59.9 million as of March 31, 2019 and December 31, 2018, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings for our airline-directed contracts.

Capitalized STC balances for our airline-directed contracts were $16.3 million and $16.5 million as of March 31, 2019 and December 31, 2018, respectively. We recognized $0.3 million and $0.2 million, respectively, of deferred STC costs as part of our engineering, design and development costs in our unaudited condensed consolidated statements of operations during the three month periods ended March 31, 2019 and 2018.

4.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 9, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Accordingly, the calculation of weighted average shares outstanding as of March 31, 2019 and 2018 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three month periods ended March 31, 2019 and 2018, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2019 and 2018; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2019 and 2018 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2019	2018
Net loss	$(16,799)	$(27,419)
Less: Participation rights of the Forward Transactions	—	—

Undistributed losses	$(16,799)	$(27,419)

Weighted-average common shares outstanding-basic and diluted	80,446	79,696

Net loss attributable to common stock per share-basic and diluted	$(0.21)	$(0.34)

5.	Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Work-in-process component parts	$29,043	$30,340
Finished goods (1)	118,311	162,705

Total inventory	$147,354	$193,045

(1)

The change between March 31, 2019 and December 31, 2018 primarily relates to the accounting impact of one of our airline partner agreements transitioning to the turnkey model (see Note 1, “Basis of Presentation,” for additional information).

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

6.	Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Contract assets	$10,852	$10,423
Prepaid satellite services	7,170	7,755
Restricted cash	1,535	1,535
Other	12,583	14,982

Total prepaid expenses and other current assets	$32,140	$34,695

Property and equipment as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Office equipment, furniture, fixtures and other	$52,637	$52,320
Leasehold improvements	44,839	44,838
Airborne equipment (1)	715,055	642,151
Network equipment	210,044	205,463

	1,022,575	944,772
Accumulated depreciation	(457,090)	(432,905)

Total property and equipment, net	$565,485	$511,867

(1)

The change between March 31, 2019 and December 31, 2018 primarily relates to the accounting impact of one of our airline partner agreements transitioning to the turnkey model (see Note 1, “Basis of Presentation,” for additional information).

Other non-current assets as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Contract assets	$55,536	$49,517
Deferred STC costs	16,289	16,453
Restricted cash	5,426	5,426
Other	9,082	12,816

Total other non-current assets	$86,333	$84,212

Accrued liabilities as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Employee compensation and benefits	$13,437	$19,463
Airborne equipment and installation costs	17,625	25,119
Airline related accrued liabilities	41,609	45,077
Accrued interest	27,180	46,694
Accrued satellite network costs	14,989	19,557
Warranty reserve	11,750	12,291
Operating leases (1)	11,585	—
Other	44,892	44,910

Total accrued liabilities	$183,067	$213,111

(1)	The change between March 31, 2019 and December 31, 2018 is due to the adoption of ASC 842. See Note 2, “Recent Accounting Pronouncements,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other non-current liabilities as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Deferred revenue	$24,709	$21,482
Deferred rent (1)	—	35,897
Asset retirement obligations	9,945	9,696
Deferred tax liabilities	2,206	2,162
Other	10,696	10,954

Total other non-current liabilities	$47,556	$80,191

(1)	The change between March 31, 2019 and December 31, 2018 is due to the adoption of ASC 842. See Note 2, “Recent Accounting Pronouncements,” for additional information.

7.	Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets. Intangible assets with indefinite lives and goodwill are not amortized; rather, they are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of our indefinite-lived intangible assets and goodwill during the fourth quarter of each fiscal year. We also reevaluate the useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The results of our annual indefinite-lived intangible assets and goodwill impairment assessments in the fourth quarter of 2018 indicated no impairment.

As of both March 31, 2019 and December 31, 2018, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of March 31, 2019 and December 31, 2018 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of March 31, 2019			As of December 31, 2018
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:

Software	2.7	$169,306	$(121,933)	$47,373	$164,580	$(116,873)	$47,707
Service customer relationship	1.1	8,081	(7,058)	1,023	8,081	(6,804)	1,277
Other intangible assets	7.8	3,000	(1,411)	1,589	3,000	(1,396)	1,604
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—

Total amortized intangible assets		187,111	(137,126)	49,985	182,385	(131,797)	50,588

Unamortized intangible assets:

FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$219,394	$(137,126)	$82,268	$214,668	$(131,797)	$82,871

Amortization expense was $5.3 million and $7.6 million, respectively, for the three month periods ended March 31, 2019 and 2018.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2019 (period from April 1 to December 31)	$16,775
2020	$15,915
2021	$11,061
2022	$4,230
2023	$1,090
Thereafter	$914

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

8.	Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to ten years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $11.8 million and $12.3 million, respectively, as of March 31, 2019 and December 31, 2018.

9.	Long-Term Debt and Other Liabilities

Long-term debt as of March 31, 2019 and December 31, 2018 was as follows (in thousands):

	March 31,	December 31,
	2019	2018
2022 Senior Secured Notes	$701,910	$702,670
2022 Convertible Notes	193,012	190,083
2020 Convertible Notes	151,800	149,195

Total debt	1,046,722	1,041,948
Less deferred financing costs	(16,363)	(17,055)

Total long-term debt	$1,030,359	$1,024,893

2022 Senior Secured Notes – On June 14, 2016 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (the “Co-Issuer” and, together with GIH, the “Issuers”), issued $525 million aggregate principal amount of 12.500% senior secured notes due 2022 (the “Original 2022 Senior Secured Notes”) under an Indenture, dated as of June 14, 2016 (the “Original Indenture”), among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Subsidiary Guarantors” and, together with us, the “Guarantors”), and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). On January 3, 2017, the Issuers issued $65 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “January 2017 Additional Notes”). The January 2017 Additional Notes were issued at a price equal to 108% of their face value resulting in gross proceeds of $70.2 million. On September 20, 2017, the Issuers, the Guarantors and the Trustee entered into the first supplemental indenture (the “Supplemental Indenture” and, together with the Original Indenture, the “Indenture”) to modify certain covenants, as discussed below. On September 25, 2017, the Issuers issued $100 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “September 2017 Additional Notes”). The September 2017 Additional Notes were issued at a price equal to 113% of their face value resulting in gross proceeds of $113.0 million. Additionally, we received approximately $2.9 million for interest that accrued from July 1, 2017 through September 24, 2017, which was paid in our January 2018 interest payment. We refer to the Original 2022 Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes collectively as the “2022 Senior Secured Notes.”

As noted above, on September 20, 2017, the Issuers, the Guarantors and the Trustee entered into the Supplemental Indenture to (i) increase the amount of additional secured indebtedness under Credit Facilities (as defined in the Indenture) that may be incurred by the Issuer and its Restricted Subsidiaries (as defined in the Indenture) under the Indenture by $100 million (from $75 million to $175 million in aggregate principal amount),

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(ii) permit the Issuer and its Restricted Subsidiaries to incur additional secured indebtedness in connection with vendor financing arrangements not to exceed $50 million in aggregate principal amount at any time outstanding and (iii) permit the Issuer and its Restricted Subsidiaries to make additional dividends or distributions to Gogo in an aggregate amount of up to $15 million during any twelve-month period to pay interest on any indebtedness or preferred stock with a maturity later than July 1, 2022. The Supplemental Indenture became effective immediately upon execution, following our receipt of consents from holders of a majority of the outstanding principal amount of the Existing Notes (excluding Existing Notes held by the Issuers or any affiliates of the Issuers) to the Supplemental Indenture and amendments to the collateral agency agreement governing the 2022 Senior Secured Notes (the “Consent Solicitation”). In connection with the Consent Solicitation, GIH paid $1.4 million in fees (“Consent Fees”) to holders of Existing Notes who validly tendered (and did not revoke) their consents prior to the expiration of the Consent Solicitation.

As of March 31, 2019 and December 31, 2018, the outstanding principal amount of the 2022 Senior Secured Notes was $690.0 million and $690.0 million, respectively, the unamortized debt premium and Consent Fees were $11.9 million and $12.7 million, respectively, and the net carrying amount was $701.9 million and $702.7 million, respectively.

Interest on the 2022 Senior Secured Notes accrues at the rate of 12.500% per annum and is payable semi-annually in arrears on January 1 and July 1, interest payments commenced on January 1, 2017 (other than the January 2017 Additional Notes, for which interest payments commenced on July 1, 2017, and the September 2017 Additional Notes, for which interest payments commenced on January 1, 2018). The 2022 Senior Secured Notes mature on July 1, 2022. The January 2017 Additional Notes and September 2017 Additional Notes have the same terms as the Original 2022 Senior Secured Notes, except with respect to the issue date and issue price, and are treated as a single series for all purposes under the Indenture and the security documents that govern the 2022 Senior Secured Notes.

We paid approximately $11.4 million, $2.0 million and $2.5 million, respectively, of aggregate origination fees and financing costs related to the issuance of the Original 2022 Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes, which have been accounted for as deferred financing costs. Additionally, as noted above, we paid approximately $1.4 million of Consent Fees, which partially offset the net carrying value of the 2022 Senior Secured Notes. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the 2022 Senior Secured Notes using the effective interest method. Total amortization expense was $0.8 million and $0.6 million, respectively, for the three month periods ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, the balance of unamortized deferred financing costs related to the 2022 Senior Secured Notes was $9.3 million and $10.0 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 10, “Interest Costs,” for additional information.

The 2022 Senior Secured Notes are the senior secured indebtedness of the Issuers and are:

•

effectively senior to all of the Issuers’ existing and future senior unsecured indebtedness and the Issuers’ indebtedness secured on a junior priority basis by the same collateral securing the 2022 Senior Secured Notes, if any, in each case to the extent of the value of the collateral securing the 2022 Senior Secured Notes;

•	effectively senior in right of payment to all of the Issuers’ future indebtedness that is subordinated in right of payment to the 2022 Senior Secured Notes;

•

effectively equal in right of payment with the Issuers’ existing and future (i) unsecured indebtedness that is not subordinated in right of payment to the 2022 Senior Secured Notes and (ii) indebtedness secured on a junior priority basis by the same collateral securing the 2022 Senior Secured Notes, if any, in each case to the extent of any insufficiency in the collateral securing the 2022 Senior Secured Notes;

•	structurally senior to all of our existing and future indebtedness, including our Convertible Notes (as defined below); and

•	structurally subordinated to all of the indebtedness and other liabilities of any non-Guarantors (other than the Issuers).

The 2022 Senior Secured Notes are guaranteed, on a senior secured basis, by us and all of GIH’s existing and

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

future domestic restricted subsidiaries (other than the Co-Issuer), subject to certain exceptions. The Issuers’ obligations under the 2022 Senior Secured Notes are not guaranteed by Gogo International Holdings LLC, a subsidiary of ours that holds no material assets other than equity interests in our foreign subsidiaries. Each guarantee is a senior secured obligation of such Guarantor and is:

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

The 2022 Senior Secured Notes and the related guarantees are secured by first-priority liens, subject to permitted liens, on substantially all of the Issuers’ and the Guarantors’ assets, except for certain excluded assets, including pledged equity interests of the Issuers and all of our existing and future domestic restricted subsidiaries guaranteeing the 2022 Senior Secured Notes.

The security interests in certain collateral may be released without the consent of holders of the 2022 Senior Secured Notes, if such collateral is disposed of in a transaction that complies with the Indenture and related security agreements. In addition, under certain circumstances, we and the Guarantors have the right to transfer certain intellectual property assets that on the Issue Date constitute collateral securing the 2022 Senior Secured Notes or the guarantees to a restricted subsidiary organized under the laws of Switzerland, resulting in the release of such collateral without consent of the holders of the 2022 Senior Secured Notes.

On or after July 1, 2019, the Issuers may, at their option, at any time or from time to time, redeem any of the 2022 Senior Secured Notes in whole or in part. The 2022 Senior Secured Notes will be redeemable at the following redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, to (but not including) the redemption date (subject to the right of holders of record on the relevant regular record date on or prior to the redemption date to receive interest due on an interest payment date), if redeemed during the twelve-month period commencing on July 1 of the following years:

Redemption
Year	Price
2019	106.250%
2020	103.125%
2021 and thereafter	100.000%

In addition, at any time prior to July 1, 2019, the Issuers may redeem up to 35% of the aggregate principal amount of the 2022 Senior Secured Notes with the proceeds of certain equity offerings at a redemption price of 112.500% of the principal amount redeemed, plus accrued and unpaid interest, if any, to (but not including) the date of redemption; provided, however, that 2022 Senior Secured Notes representing at least 65% of the principal amount of the 2022 Senior Secured Notes remain outstanding immediately after each such redemption.

The Issuers may redeem the 2022 Senior Secured Notes, in whole or in part, at any time prior to July 1, 2019, at a redemption price equal to 100% of the principal amount of the 2022 Senior Secured Notes redeemed plus the make-whole premium set forth in the Indenture as of, and accrued and unpaid interest, if any, to (but not including) the applicable redemption date.

The Indenture contains covenants that, among other things, limit the ability of the Issuers and the Subsidiary Guarantors and, in certain circumstances, our ability, to: incur additional indebtedness; pay dividends, redeem stock

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to the Issuers or make other intercompany transfers; create liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with the Issuers’ affiliates, including us. Most of these covenants will cease to apply if, and for as long as, the 2022 Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s.

If we or the Issuers undergo specific types of change of control prior to July 1, 2022, GIH is required to make an offer to repurchase for cash all of the 2022 Senior Secured Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the payment date.

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding 2022 Senior Secured Notes issued under the Indenture to be due and payable immediately. As of March 31, 2019, no event of default had occurred.

On April 15, 2019, the Issuers elected to call for redemption in full all $690.0 million aggregate principal amount outstanding of the 2022 Senior Secured Notes in accordance with the terms of the Indenture (the “Redemption”). The Redemption was conditioned, among other things, upon the incurrence of indebtedness in connection with the offering of the 2024 Senior Secured Notes (as defined below) or from one or more other sources, in an amount satisfactory to the Issuers. On April 25, 2019, the Issuers irrevocably deposited or caused to be irrevocably deposited with the Trustee, solely for the benefit of the holders of the 2022 Senior Secured Notes, cash in an amount sufficient to pay principal, premium and accrued interest on the 2022 Senior Secured Notes to, but not including, the date of redemption and all other sums payable under the Indenture. The Trustee executed and delivered, among other documents, an acknowledgement of satisfaction, discharge and release, dated as of April 25, 2019, with respect to the satisfaction and discharge of the 2022 Senior Secured Notes. The 2022 Senior Secured Notes will be redeemed on May 15, 2019 at a redemption price equal to 100% of the principal amount of the 2022 Senior Secured Notes to be redeemed plus a make-whole premium and accrued and unpaid interest to, but not including, the redemption date.

2024 Senior Secured Notes - On April 25, 2019, the Issuers issued $905 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Initial Notes”) under an indenture, dated as of April 25, 2019, among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “2024 Subsidiary Guarantors” and, together with us, the “2024 Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Base Indenture”). On May 3, 2019, the Issuers, the 2024 Guarantors and the Trustee entered into the first supplemental indenture (the “First Supplemental Indenture” and together with the Base Indenture, the “2024 Indenture”) to increase the amount of indebtedness under Credit Facilities (as defined in the 2024 Indenture) that may be incurred by GIH or its subsidiaries acting as 2024 Guarantors by $20 million in aggregate principal amount. On May 7, 2019, the Issuers issued an additional $20 million aggregate principal amount of their 9.875% senior secured notes due 2024 (the “Additional Notes”). We refer to the Initial Notes and the Additional Notes collectively as the “2024 Senior Secured Notes”. The 2024 Senior Secured Notes are guaranteed on a senior secured basis by Gogo Inc. and all of GIH’s existing and future restricted subsidiaries (other than the Co-Issuer), subject to certain exceptions. The 2024 Senior Secured Notes and the related guarantees are secured by first-priority liens (subject to certain exceptions) on substantially all of the Issuers’ and the 2024 Guarantors’ assets, including pledged equity interests of the Issuers and all of GIH’s existing and future restricted subsidiaries guaranteeing the 2024 Senior Secured Notes, except for certain excluded assets and subject to permitted liens.

The 2024 Senior Secured Notes will mature on May 1, 2024. The 2024 Senior Secured Notes bear interest at a rate of 9.875% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2019.

The Issuers used a portion of the net proceeds from the issuance of the Initial Notes to fund the redemption of all of the outstanding 2022 Senior Secured Notes. The Issuers intend to use the remaining net proceeds from the issuance of the Initial Notes for general corporate purposes, including the repurchase, retirement or repayment of the 2020 Convertible Notes (as defined below). The Issuers intend to use the net proceeds from the issuance of the Additional Notes for general corporate purposes.

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

The $237.8 million of proceeds received from the issuance of the 2022 Convertible Notes was initially allocated between long-term debt (the liability component) at $188.7 million and additional paid-in capital (the equity component) at $49.1 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2022 Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the 2022 Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the 2022 Convertible Notes, which will result in additional non-cash interest expense being recognized in the unaudited condensed consolidated statements of operations through the 2022 Convertible Notes maturity date (see Note 10, “Interest Costs,” for additional information). The effective interest rate on the 2022 Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 13.6%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2019 and December 31, 2018, the outstanding principal on the 2022 Convertible Notes was $237.8 million and $237.8 million, respectively, the unamortized debt discount was $44.7 million and $47.7 million, respectively, and the net carrying amount of the liability component was $193.0 million and $190.1 million, respectively.

We incurred approximately $8.1 million of issuance costs related to the issuance of the 2022 Convertible Notes, of which $6.4 million and $1.7 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2022 Convertible Notes. The $6.4 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.4 million for the three month period ended March 31, 2019. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $5.8 million and $6.2 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheets. See Note 10, “Interest Costs,” for additional information.

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

None of the above events allowing for conversion prior to January 15, 2022 occurred during the three month period ended March 31, 2019 or the year ended December 31, 2018. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2022 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding May 15, 2022.

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

2020 Convertible Notes

On March 3, 2015, we issued $340.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”) in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act. We granted an option to the initial purchasers to purchase up to an additional $60.0 million aggregate principal amount of 2020 Convertible Notes to cover over-allotments, of which $21.9 million was subsequently exercised during March 2015, resulting in a total issuance of $361.9 million aggregate principal amount of 2020 Convertible Notes. The 2020 Convertible Notes mature on March 1, 2020, unless earlier repurchased or converted into shares of our common stock under certain circumstances described below. Upon maturity, we have the option to settle our obligation through cash, shares of common stock, or a combination of cash and shares of common stock. We pay interest on the 2020 Convertible Notes semi-annually in arrears on March 1 and September 1 of each year. Interest payments began on September 1, 2015. During November 2018, we repurchased $199.9 million of outstanding principal amount of the 2020 Convertible Notes. As a result of the repurchase, the carrying value of the 2020 Convertible Notes was accreted up $17.9 million to face value.

The $361.9 million of proceeds received from the issuance of the 2020 Convertible Notes was initially allocated between long-term debt (the liability component) at $261.9 million and additional paid-in capital (the equity component) at $100.0 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2020 Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the 2020 Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the 2020 Convertible Notes, which will result in additional non-cash interest expense being recognized in the unaudited condensed consolidated statements of operations through the 2020 Convertible Notes maturity date (see Note 10, “Interest Costs,” for additional information). The effective interest rate on the 2020 Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2019 and December 31, 2018, the outstanding principal on the 2020 Convertible Notes was $162.0 million and $162.0 million, respectively, the unamortized debt discount was $10.2 million and $12.8 million, respectively, and the net carrying amount of the liability component was $151.8 million and $149.2 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the 2020 Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2020 Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the 2020 Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.2 million and $0.4 million, respectively, for the three month periods ended March 31, 2019 and 2018. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, the balance of unamortized deferred financing costs related to the 2020 Convertible Notes was $0.7 million and $0.9 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheets. See Note 10, “Interest Costs,” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the three month period ended March 31, 2019 or the year ended December 31, 2018. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2020 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

On April 18, 2019, we commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding 2020 Convertible Notes for an amount equal to $1,000 per $1,000 principal amount of 2020 Convertible Notes purchased, plus accrued and unpaid interest from the last interest payment date on the 2020 Convertible Notes to, but not including, the date of payment for the 2020 Convertible Notes accepted in the Tender Offer. The Tender Offer will expire at 11:59 p.m., Eastern time, on May 15, 2019, or any other date and time to which we extend such Tender Offer, unless earlier terminated. We expect to finance the payment of the purchase price for any 2020 Convertible Notes validly tendered in the Tender Offer and accepted for purchase by us with the proceeds we received from the issuance of the 2024 Senior Secured Notes and cash on hand. The Tender Offer is not conditioned upon a minimum amount of 2020 Convertible Notes being tendered and we cannot assure that the Tender Offer will be subscribed for in any amount.

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

Restricted Cash - Our restricted cash balances were $7.0 million and $7.0 million, respectively, as of March 31, 2019 and December 31, 2018 and primarily consist of letters of credit. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

10.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three month periods ended March 31, 2019 and 2018 (in thousands):

	For the Three Months
	Ended March 31,
	2019	2018
Interest costs charged to expense	$26,531	$24,980
Amortization of deferred financing costs	1,249	1,035
Accretion of debt discount on Convertible Notes	5,534	5,224
Amortization of debt premium on Senior Secured Notes	(760)	(685)

Interest expense	32,554	30,554
Interest costs capitalized to property and equipment	4	12
Interest costs capitalized to software	125	32

Total interest costs	$32,683	$30,598

11.	Leases

Operating and Financing Leases — We identify whether a contract contains a lease at contract inception. For leases subsequent to adoption of ASC 842, lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements for certain facilities and equipment as well as tower space and base stations. Certain tower space leases have renewal option terms that have been deemed to be reasonably certain to be exercised. These renewal options extend a lease up to 20 years. We recognize operating lease expense on a straight-line basis over the lease term. As of March 31, 2019, there are no significant leases which have not commenced.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of our lease expense included in the unaudited condensed consolidated statements of operations (in thousands):

For the Three
Months Ended
March 31, 2019
Operating lease cost	$4,918
Financing lease cost
Amortization of leased assets	205
Interest on lease liabilities	11

Total lease cost	$5,134

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

For the Three
Months Ended
March 31, 2019
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$6,117
Operating cash flows used in financing leases	11
Financing cash flows used in financing leases	125
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	279

Weighted average remaining lease term
Operating leases	9 years
Financing leases	1 year

Weighted average discount rate
Operating leases	10.3%
Financing leases	8.7%

Annual future minimum lease payments as of March 31, 2019 (in thousands):

	Operating	Financing
	Leases	Leases
Years ending December 31,
2019 (period from April 1 to December 31)	$16,966	$550
2020	21,192	206
2021	20,870	—
2022	19,441	—
2023	15,606	—
Thereafter	76,900	—

Total future minimum lease payments	170,975	756
Less: Amount representing interest	(59,520)	(28)

Present value of net minimum lease payments	$111,455	$728

Reported as of March 31, 2019
Accrued liabilities	$11,585	$584
Non-current operating lease liabilities	99,870	—
Other non-current liabilities	—	144

Total lease liabilities	$111,455	$728

As of December 31, 2018, annual future minimum obligations for operating leases for each of the next five years and thereafter, were as follows (in thousands):

Operating Leases
Years ending December 31,
2019	$21,902
2020	$19,867
2021	$19,742
2022	$18,420
2023	$14,826
Thereafter	$78,100

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

Under the turnkey model, the assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 6, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $9.0 million and $7.6 million, respectively, for the three month periods ended March 31, 2019 and 2018 as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of March 31, 2019, deferred airborne lease incentives of $22.7 million and $131.7 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2018, deferred airborne lease incentives of $24.1 million and $129.1 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. The decrease in our deferred airborne lease incentives and the amortization of the deferred airborne lease incentives relate to the accounting impact of the transition of one of our airline agreements to the airline-directed model. See Note 1, “Basis of Presentation,” for additional information.

Under the turnkey model, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $3.7 million and $6.4 million, respectively, for the three month periods ended March 31, 2019 and 2018. The decrease in rental expense was due to the transition of one of our airline agreements to the airline-directed model. See Note 1, “Basis of Presentation,” for additional information.

12.	Commitments and Contingencies

Contractual Commitments - We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of March 31, 2019 commit us to purchase transponder and teleport satellite services totaling approximately $77.3 million in 2019 (April 1 through December 31), $95.2 million in 2020, $81.3 million in 2021, $67.6 million in 2022, $58.8 million in 2023 and $159.0 million thereafter.

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

Damages and Penalties - We have entered into a number of agreements with our airline partners that require us to provide a credit or pay penalties or liquidated damages to our airline partners if we are delayed in delivering our equipment, unable to install our equipment on aircraft by specified timelines or fail to comply with service level commitments. The maximum amount of future credits or payments we could be required to make under these agreements is uncertain because the amount of future credits or payments is based on certain variable inputs.

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

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Financial Officer and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In April 2019 the plaintiffs filed a response to our motion. We intend to file a reply in May 2019 at which time the motion will be submitted to the Court for a ruling. We believe that the claims are without merit and intend to defend them vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Derivative Litigation - On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer and President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. The two lawsuits were consolidated and are stayed pending the Court’s ruling on the motion to dismiss in the class action suit. We believe that the claims are without merit and intend to defend them vigorously. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to these suits. No amounts have been accrued for any potential costs under this matter, as we cannot reasonably predict the outcome of the litigation or any potential costs.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the 2022 Senior Secured Notes, the 2022 Convertible Notes and the 2020 Convertible Notes, which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the 2022 Senior Secured Notes, 2022 Convertible Notes and 2020 Convertible Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment used in the calculations of fair value on our March 31, 2019 unaudited condensed consolidated balance sheet, excluding any issuance costs, is the amount that a market participant would be willing to lend at March 31, 2019 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the 2022 Senior Secured Notes, the 2022 Convertible Notes and the 2020 Convertible Notes. The calculated fair value of our 2022 Convertible Notes and 2020 Convertible Notes is correlated to our stock price and as a result, significant changes to our stock price could have a significant impact on their calculated fair values.

The fair value and carrying value of long-term debt as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019			December 31, 2018
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
2022 Senior Secured Notes	$745,000	$701,910	(2)	$737,000	$702,670	(2)
2022 Convertible Notes	236,000	193,012	(3)	216,000	190,083	(3)
2020 Convertible Notes	157,000	151,800	(4)	150,000	149,195	(4)

(1)	Fair value amounts are rounded to the nearest million.
(2)

Carrying value of the 2022 Senior Secured Notes includes unamortized debt premium and Consent Fees of $11.9 million and $12.7 million, respectively, as of March 31, 2019 and December 31, 2018. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

(3)

Carrying value of the 2022 Convertible Notes excludes unamortized debt discount of $44.7 million and $47.7 million, respectively, as of March 31, 2019 and December 31, 2018. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

(4)

Carrying value of the 2020 Convertible Notes excludes unamortized debt discount of $10.2 million and $12.8 million, respectively, as of March 31, 2019 and December 31, 2018. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

We have held-to-maturity financial instruments where carrying value approximates fair value. There were no fair value adjustments to these financial instruments during the three month periods ended March 31, 2019 and 2018.

14.	Income Tax

The effective income tax rates for the three month periods ended March 31, 2019 and 2018 were (1.2%) and 12.0%, respectively. For the three month period ended March 31, 2019, our income tax expense was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets. An income tax benefit was recorded for the three month period ended March 31, 2018 resulting from a reduction in our valuation allowance of approximately $4.0 million due to the application of provisions of H.R. 1, commonly known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”), to our evaluation of our deferred tax assets.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We are subject to income taxation in the United States, various states within the United States, Canada, Switzerland, Japan, Mexico, Brazil, Singapore, the United Kingdom, Hong Kong, Australia, China, India, France, Germany and the Netherlands. With few exceptions, as of March 31, 2019, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2015.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three month periods ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, we did not have a liability recorded for interest or potential penalties.

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

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in our 2018 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. For the three month periods ended March 31, 2019 and 2018, our foreign revenue accounted for less than 15% of our consolidated revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. Additionally, assets outside of the United States totaled less than 15% of our unaudited condensed consolidated assets as of March 31, 2019 and December 31, 2018, respectively. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	March 31, 2019
	CA-NA	CA-ROW	BA	Total
Service revenue	$92,027	$19,772	$53,213	$165,012
Equipment revenue	4,042	13,159	17,336	34,537

Total revenue	$96,069	$32,931	$70,549	$199,549

Segment profit (loss)	$23,542	$(19,149)	$33,498	$37,891

	For the Three Months Ended
	March 31, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue	$88,783	$14,245	$47,650	$150,678
Equipment revenue (1)	55,038	4,924	21,185	81,147

Total revenue	$143,821	$19,169	$68,835	$231,825

Segment profit (loss)	$1,656	$(22,605)	$32,323	$11,374

(1)

CA-NA equipment revenue for the three month period ended March 31, 2018 includes the accounting impact of the transition of one of our airline partners to the airline-directed model. See Note 1, “Basis of Presentation,” for additional information.

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2019	2018
CA-NA segment profit	$23,542	$1,656
CA-ROW segment loss	(19,149)	(22,605)
BA segment profit	33,498	32,323

Total segment profit	37,891	11,374
Interest income	1,149	1,076
Interest expense	(32,554)	(30,554)
Depreciation and amortization	(30,749)	(35,919)
Transition to airline-directed model	—	19,302
Amortization of deferred airborne lease incentives (1)	8,953	7,630
Amortization of STC costs	(320)	(172)
Stock-based compensation expense	(4,327)	(4,386)
Other income	3,365	505

Loss before income taxes	$(16,592)	$(31,144)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 11, “Leases,” for further information.

Major Customers and Airline Partnerships — Under the turnkey model, we refer to the airline as a “partner”, and under the airline-directed model, we refer to the airline as a “customer.”

Revenue earned from passengers on aircraft operated by Delta Air Lines accounted for approximately 29% and 20% of consolidated revenue, respectively, for the three month periods ended March 31, 2019 and 2018. Delta Air Lines accounted for approximately 11% of consolidated accounts receivable as of March 31, 2019 and December 31, 2018.

During the three month periods ended March 31, 2019 and 2018, American Airlines accounted for approximately 10% and 36% of consolidated revenue, respectively. Revenue earned from American Airlines for the three month period ended March 31, 2018 included $45.4 million of equipment revenue recognized due to the airline’s transition to the airline-directed model in January 2018. See Note 1, “Basis of Presentation,” for additional information. American Airlines accounted for approximately 11% of consolidated accounts receivable as of December 31, 2018.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

16.    Employee Retirement and Postretirement Benefits

Stock-Based Compensation — As of March 31, 2019, we maintained three stock-based employee compensation plans (“Stock Plans”). See Note 11, “Stock-Based Compensation,” in our 2018 10-K for further information regarding these plans. Most of our equity grants are awarded on an annual basis.

For the three month period ended March 31, 2019, options to purchase 1,302,928 shares of common stock (of which 148,500 are options that contain a market condition and 50,000 contain a performance condition, in addition to the time-based vesting requirements) were granted, no options to purchase shares of common stock were exercised, options to purchase 111,963 (of which 111,963 options contain a market condition) shares of common stock were forfeited, and options to purchase 5,225 shares of common stock expired.

For the three month period ended March 31, 2019, 1,946,799 Restricted Stock Units (“RSUs”) (of which 86,000 are RSUs that contain a market condition and 50,000 contain a performance condition, in addition to the time-based vesting requirements) were granted, 207,188 RSUs vested and 107,027 RSUs (of which 29,904 contained a market condition) were forfeited.

For the three month period ended March 31, 2019, 36,145 restricted shares vested. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

For the three month period ended March 31, 2019, 53,448 Deferred Stock Units were granted and vested.

For the three month period ended March 31, 2019, 75,253 shares of common stock were issued under the employee stock purchase plan.

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2019	2018
Cost of service revenue	$428	$434
Cost of equipment revenue	71	54
Engineering, design and development	774	910
Sales and marketing	970	1,082
General and administrative	2,084	1,906

Total stock-based compensation expense	$4,327	$4,386

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.2 million and $1.2 million, respectively, during the three month periods ended March 31, 2019 and 2018.

17.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $14.1 million and $19.2 million, respectively, during the three month periods ended March 31, 2019 and 2018. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•

the loss of, or failure to realize the anticipated benefits from, agreements with our airline partners or customers on a timely basis or any failure to renew any existing agreements upon expiration or termination;

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

•	unfavorable economic conditions in the airline industry and/or the economy as a whole;

•	governmental action restricting trade with China or other foreign countries;

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

•

the effects of service interruptions or delays, technology failures and equipment failures or malfunctions arising from defects or errors in our software or defects in or damage to our equipment, including quality and performance issues related to de-icing fluid or other moisture entering our antennas;

•	the limited operating history of our CA-ROW segment;

•	contract changes and implementation issues resulting from decisions by airlines to transition from the turnkey model to the airline-directed model or vice versa;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll-out of our technology roadmap or our international expansion;

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

•	our, or our technology suppliers’, inability to effectively innovate;

•	obsolescence of, and our ability to access, parts, products, equipment and support services compatible with our existing products and technologies;

•	changes as a result of U.S. federal tax reform;

•

costs associated with defending existing or future intellectual property infringement, securities and derivative litigation and other litigation or claims and any negative outcome or effect of pending or future litigation;

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

•

changes or developments in the regulations that apply to us, our business and our industry, including changes or developments affecting the ability of passengers or airlines to use our in-flight connectivity services;

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

•

our ability to successfully implement our new enterprise resource planning system, our new integrated business plan and other improvements to systems, operations, strategy and procedures needed to support our growth; and

•

other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities Exchange Commission (“SEC”) on February 21, 2019 (the “2018 10-K”).

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2018 10-K and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Recent Developments

2024 Senior Secured Notes - On April 25, 2019, Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (the “Co-Issuer” and, together with GIH, the “Issuers”), issued $905 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Initial Notes”) under an indenture, dated as of April 25, 2019 (the “Base Indenture”), among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “2024 Subsidiary Guarantors” and, together with us, the “2024 Guarantors”), and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). On May 3, 2019, the Issuers, the 2024 Guarantors and the Trustee entered into the first supplemental indenture (the “First Supplemental Indenture” and together with the Base Indenture, the “2024 Indenture”) to increase the amount of indebtedness under Credit Facilities (as defined in the 2024 Indenture) that may be incurred by GIH or its subsidiaries acting as 2024 Guarantors by $20 million in aggregate principal amount. On May 7, 2019, the Issuers issued an additional $20 million aggregate principal amount of their 9.875% senior secured notes due 2024 (the “Additional Notes”). We refer to the Initial Notes and the Additional Notes collectively as the “2024 Senior Secured Notes”. The 2024 Senior Secured Notes and the related guarantees are secured by first-priority liens (subject to certain exceptions) on substantially all of the Issuers’ and the 2024 Guarantors’ assets, including pledged equity interests of the Issuers and all of GIH’s existing and future restricted subsidiaries guaranteeing the 2024 Senior Secured Notes, except for certain excluded assets and subject to permitted liens.

The 2024 Senior Secured Notes will mature on May 1, 2024. The 2024 Senior Secured Notes bear interest at a rate of 9.875% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2019.

The Issuers used a portion of the net proceeds from the issuance of the Initial Notes to fund the redemption of all of the Issuers’ outstanding 12.500% senior secured notes due 2022 (the “2022 Senior Secured Notes”). The Issuers intend to use the remaining net proceeds from the issuance of the Initial Notes for general corporate purposes, including the repurchase, retirement or repayment of our 2020 Convertible Notes (as defined below). The Issuers intend to use the net proceeds from the issuance of the Additional Notes for general corporate purposes.

Redemption – On April 15, 2019, the Issuers elected to call for redemption (the “Redemption”) in full all $690.0 million aggregate principal amount outstanding of the 2022 Senior Secured Notes in accordance with the terms of the indenture governing the 2022 Senior Secured Notes (the “Indenture”). The Redemption was conditioned, among other things, upon the incurrence of indebtedness in connection with the offering of the 2024 Senior Secured Notes or from one or more other sources, in an amount satisfactory to the Issuers. On April 25, 2019, the Issuers irrevocably deposited or caused to be irrevocably deposited with the Trustee, solely for the benefit of the holders of the 2022 Senior Secured Notes, cash in an amount sufficient to pay principal, premium and accrued interest on the 2022 Senior Secured Notes to, but not including, the date of redemption and all other sums payable under the Indenture. The Trustee executed and delivered, among other documents, an acknowledgement of satisfaction, discharge and release, dated as of April 25, 2019, with respect to the satisfaction and discharge of the 2022 Senior Secured Notes. The 2022 Senior Secured Notes will be redeemed on May 15, 2019 at a redemption price equal to 100% of the principal amount of the 2022 Senior Secured Notes to be redeemed plus a make-whole premium and accrued and unpaid interest to, but not including, the redemption date.

Tender Offer – On April 18, 2019, we commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding 3.75% convertible senior notes due 2020 (the “2020 Convertible Notes”) for an amount equal to $1,000 per $1,000 principal amount of 2020 Convertible Notes purchased, plus accrued and unpaid interest from the last interest payment date on the 2020 Convertible Notes to, but not including, the date of payment for the 2020 Convertible Notes accepted in the Tender Offer. The Tender Offer will expire at 11:59 p.m., Eastern time, on May 15, 2019, or any other date and time to which we extend such Tender Offer, unless earlier terminated. We expect to finance the payment of the purchase price for any 2020 Convertible Notes validly tendered in the Tender Offer and accepted for purchase by us with the proceeds we received from the issuance of the 2024 Senior Secured Notes and cash on hand. The Tender Offer is not conditioned upon a minimum amount of 2020 Convertible Notes being tendered and we cannot assure that the Tender Offer will be subscribed for in any amount.

See Note 9, “Long-Term Debt and Other Liabilities”, to our unaudited condensed consolidated financial statements for additional information.

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics for the CA-NA, CA-ROW and BA segments, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections.

Commercial Aviation North America
	For the Three Months
	Ended March 31,
	2019	2018
Aircraft online (at period end)	2,412	2,840
Satellite	718	486
ATG	1,694	2,354

Total aircraft equivalents (average during the period)	2,519	2,912

Net annualized average monthly service revenue per aircraft equivalent (annualized ARPA) (in thousands)	$126	$103

Commercial Aviation Rest of World
	For the Three Months
	Ended March 31,
	2019	2018
Aircraft online (at period end)	641	414
Total aircraft equivalents (average during the period)	550	339
Net annualized ARPA (in thousands)	$136	$159

•

Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented. We assign aircraft to CA-NA or CA-ROW at the time of contract signing as follows: (i) all aircraft operated by North American airlines and under contract for ATG or ATG-4 service are assigned to CA-NA, (ii) all aircraft operated by North American airlines and under a contract for satellite service are assigned to CA-NA or CA-ROW based on whether the routes flown by such aircraft under the contract are anticipated to be predominantly within or outside of North America at the time the contract is signed, and (iii) all aircraft operated by non-North American airlines and under a contract are assigned to CA-ROW. All aircraft online for the CA-ROW segment are equipped with our satellite equipment. The decline in CA-NA’s aircraft online is due to the deinstallation of our equipment from certain American Airlines aircraft during 2018 and the three month period ended March 31, 2019.

•

Aircraft equivalents. We define aircraft equivalents for a segment as the number of commercial aircraft online (as defined above) multiplied by the percentage of flights flown by such aircraft within the scope of that segment, rounded to the nearest whole aircraft and expressed as an average of the month-end figures for each month in the period. This methodology takes into account the fact that during a particular period certain aircraft may fly routes outside the scope of the segment to which they are assigned for purposes of the calculation of aircraft online. The decline in CA-NA’s aircraft equivalents is due to the deinstallation of our equipment from certain American Airlines aircraft during 2018 and the three month period ended March 31, 2019.

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

Business Aviation
	For the Three Months
	Ended March 31,
	2019	2018
Aircraft online (at period end)
Satellite	5,135	5,288
ATG	5,348	4,803
Average monthly service revenue per aircraft online
Satellite	$237	$251
ATG	3,071	3,037
Units Sold
Satellite	130	104
ATG	187	250
Average equipment revenue per unit sold (in thousands)
Satellite	$40	$41
ATG	61	62

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

•

Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month-end figures for each month in such period).

•

Average monthly service revenue per ATG aircraft online. We define average monthly service revenue per ATG aircraft online as the aggregate ATG service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month-end figures for each month in such period).

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

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of unaudited condensed consolidated statements of operations and segment profit (loss) as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in our 2018 10-K.

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in MD&A in our 2018 10-K.

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

Unaudited Condensed Consolidated Statement of Operations Data
(in thousands)

	For the Three Months
	Ended March 31,
	2019	2018
Revenue:
Service revenue	$165,012	$150,678
Equipment revenue	34,537	81,147

Total revenue	199,549	231,825

Operating expenses:
Cost of service revenue (exclusive of items shown below)	68,121	74,947
Cost of equipment revenue (exclusive of items shown below)	29,731	52,293
Engineering, design and development	24,728	29,777
Sales and marketing	12,318	15,901
General and administrative	22,454	25,159
Depreciation and amortization	30,749	35,919

Total operating expenses	188,101	233,996

Operating income (loss)	11,448	(2,171)

Other (income) expense:
Interest income	(1,149)	(1,076)
Interest expense	32,554	30,554
Other income	(3,365)	(505)

Total other expense	28,040	28,973

Loss before income taxes	(16,592)	(31,144)
Income tax provision (benefit)	207	(3,725)

Net loss	$(16,799)	$(27,419)

Three Months Ended March 31, 2019 and 2018

Revenue:

Revenue by segment and percent change for the three month periods ended March 31, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2019 over
	2019	2018	2018
Service Revenue:
CA-NA	$92,027	$88,783	3.7%
BA	53,213	47,650	11.7%
CA-ROW	19,772	14,245	38.8%

Total Service Revenue	$165,012	$150,678	9.5%

Equipment Revenue:
CA-NA	$4,042	$55,038	(92.7%)
BA	17,336	21,185	(18.2%)
CA-ROW	13,159	4,924	167.2%

Total Equipment Revenue	$34,537	$81,147	(57.4%)

Total Revenue:
CA-NA	$96,069	$143,821	(33.2%)
BA	70,549	68,835	2.5%
CA-ROW	32,931	19,169	71.8%

Total Revenue	$199,549	$231,825	(13.9%)

Commercial Aviation North America:

CA-NA revenue decreased to $96.1 million for the three month period ended March 31, 2019, as compared with $143.8 million for the prior year period, primarily due to a decrease in equipment revenue offset in part by an increase in service revenue.

Equipment revenue decreased to $4.0 million for the three month period ended March 31, 2019, as compared with $55.0 million for the prior year period, primarily due to the transition to the airline-directed model by one airline in January 2018 which increased revenue by approximately $45.4 million for the three month period ended March 31, 2018; see Note 1, “Basis of Presentation” for additional information. Equipment revenue also decreased due to less activity under airline-directed models.

A summary of the components of CA-NA’s service revenue for the three month period ended March 31, 2019 and 2018 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2019 over
	2019	2018	2018
Connectivity revenue (1)	$79,818	$82,040	(2.7%)
Entertainment and CAS revenue	12,209	6,743	81.1%

Total service revenue	$92,027	$88,783	3.7%

(1)	Includes non-session related revenue of $1.4 million and $1.3 million, respectively, for the three month periods ended March 31, 2019 and 2018.

CA-NA service revenue increased to $92.0 million for the three month period ended March 31, 2019, as compared with $88.8 million for the prior year period due to an increase in entertainment and CAS revenue offset in part by a decrease in connectivity revenue.

CA-NA entertainment and CAS revenue increased to $12.2 million for the three month period ended March 31, 2019, as compared with $6.7 million for the prior year period due primarily to the recognition of product development-related revenue for one of our airline partners.

Connectivity revenue decreased to $79.8 million for the three month period ended March 31, 2019, as compared with $82.0 million for the prior year period due to the decommissioning of certain American Airlines aircraft during 2018 and the three month period ended March 31, 2019, as aircraft equivalents decreased to 2,519 for the three month period ended March 31, 2019 from 2,912 for the prior year period.

Net annualized ARPA increased to $126 thousand for the three month period ended March 31, 2019, as compared with $103 thousand for the prior year period. Net annualized ARPA increased, in part, due to the product development-related revenue mentioned above. The connectivity take rate, which is the number of sessions expressed as a percentage of passengers, increased to 13.9% for the three month period ended March 31, 2019, as compared with 10.5% for the prior year period, reflecting increased passenger adoption including the impact of third party-paid and airline-paid offerings, primarily under the airline-directed model. Average revenue per session decreased to $6.80 for the three month period ended March 31, 2019, as compared with $7.72 for the prior year period, due to shifts in product mix, third party-paid and airline-paid offerings primarily under the airline-directed model.

We expect service revenue for CA-NA to decrease in the near-term primarily due to the decommissioning of certain American Airlines aircraft in 2018 and 2019.

As the recognition of CA-NA equipment revenue is a function of equipment installation schedules, equipment revenue will be driven by our ability to execute our existing airline partner contracts and enter into new contracts.

Business Aviation:

BA revenue increased to $70.5 million for the three month period ended March 31, 2019, as compared with $68.8 million for the prior year period due to an increase in service revenue offset in part by a decrease in equipment revenue.

BA service revenue increased to $53.2 million for the three month period ended March 31, 2019, as compared with $47.7 million for the prior year period primarily due to additional customers subscribing to our Gogo Biz (ATG) service. The number of ATG aircraft online increased 11.3% to 5,348 as of March 31, 2019, as compared with 4,803 as of March 31, 2018.

BA equipment revenue decreased to $17.3 million for the three month period ended March 31, 2019, as compared with $21.2 million for the prior year period due primarily to a decrease in ATG equipment revenue.

Under a sales program for AVANCE equipment that started in 2016, we shipped seven AVANCE units under this program and recognized $0.5 million of previously deferred equipment revenue during the three months ended March 31, 2018, while we recognized no such revenue in 2019.

Commercial Aviation Rest of World:

CA-ROW revenue increased to $32.9 million for the three month period ended March 31, 2019, as compared with $19.2 million for the prior year period, due to an increase in both service and equipment revenue.

CA-ROW service revenue increased to $19.8 million for the three month period ended March 31, 2019, as compared with $14.2 million for the prior year period, due to an increase in aircraft equivalents. Net annualized ARPA for the CA-ROW segment decreased to $136 thousand for the three month period ended March 31, 2019, as compared with $159 thousand for the prior year period due to an increase in aircraft online from new airline partners.

CA-ROW equipment revenue increased to $13.2 million for the three month period ended March 31, 2019, as compared with $4.9 million for the prior year period primarily due to more installations in 2019 as compared with 2018.

As the recognition of CA-ROW equipment revenue is a function of equipment installation schedules, equipment revenue will be driven by our ability to execute our existing airline partner contracts and enter into new contracts.

Cost of Service Revenue:

Cost of service revenue by segment and percent for the three month periods ended March 31, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2019 over
	2019	2018	2018
CA-NA	$36,425	$46,553	(21.8%)
BA	13,052	11,114	17.4%
CA-ROW	18,644	17,280	7.9%

Total	$68,121	$74,947	(9.1%)

CA-NA cost of service revenue decreased to $36.4 million for the three month period ended March 31, 2019, as compared with $46.6 million for the prior year period due to decreases in revenue share, operational costs, ATG network costs, de-icing-related costs and increased amortization of deferred airborne lease incentives offset in part by increased satellite service fees.

BA cost of service revenue increased to $13.1 million for the three month period ended March 31, 2019, as compared with $11.1 million for the prior year period. The increase was primarily due to ATG network costs.

CA-ROW cost of service revenue increased to $18.6 million for the three month period ended March 31, 2019, as compared with $17.3 million for the prior year period primarily due to an increase in satellite and network fees.

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

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three month periods ended March 31, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2019 over
	2019	2018	2018
CA-NA	$1,591	$35,486	(95.5%)
BA	11,398	12,456	(8.5%)
CA-ROW	16,742	4,351	284.8%

Total	$29,731	$52,293	(43.1%)

Cost of equipment revenue decreased to $29.7 million for the three month period ended March 31, 2019, as compared with $52.3 million for the prior year period.

The decrease in CA-NA for the three month period ended March 31, 2019, as compared with the prior year period was due the transition to the airline-directed model by one airline in January 2018, which included cost of equipment revenue of approximately $26.1 million for the three month period ended March 31, 2018, while we had no such activity in 2019; see Note 1, “Basis of Presentation” for additional information. The remaining decrease in equipment revenue was due to less airline-directed model activity.

The decrease in BA was due to a decrease in equipment revenue and changes in product mix.

The increase in CA-ROW was due to the increase in equipment revenue under airline-directed models.

We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased 17.0% to $24.7 million for the three month period ended March 31, 2019, as compared with $29.8 million for the prior year period due to decreased expenses in all three segments. Engineering, design and development expenses for the CA-NA and CA-ROW segments decreased due to lower spend on various programs and personnel-related costs.

We expect consolidated engineering, design and development expenses to decrease as a percentage of consolidated service revenue over time.

Sales and Marketing Expenses:

Sales and marketing expenses decreased 22.5% to $12.3 million for the three month period ended March 31, 2019, as compared with $15.9 million for the prior year period due to decreases in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated revenue was 6.2% for the three month period ended March 31, 2019, as compared with 6.9% for the prior year period.

We expect consolidated sales and marketing expenses to decrease as a percentage of consolidated service revenue over time.

General and Administrative Expenses:

General and administrative expenses decreased 10.8% to $22.5 million for the three month period ended March 31, 2019, as compared with $25.2 million for the prior year period due primarily to a decrease in CA-NA and offset in part by an increase in BA. The decrease in CA-NA is due primarily to a reduction in personnel-related costs. Consolidated general and administrative expenses as a percentage of total consolidated revenue was 11.3% for the three month period ended March 31, 2019, as compared with 10.9% for the prior year period.

We expect general and administrative expenses to decrease as a percentage of consolidated service revenue over time.

Segment Profit (Loss):

CA-NA’s segment profit increased 1,321.6% to $23.5 million for the three month period ended March 31, 2019, as compared with $1.7 million for the prior year period due to the changes as discussed above.

BA’s segment profit increased 3.6% to $33.5 million for the three month period ended March 31, 2019, as compared with $32.3 million for the prior year period primarily due to the changes as discussed above.

CA-ROW’s segment loss decreased 15.3% to $19.1 million for the three month period ended March 31, 2019, as compared with $22.6 million for the prior year period due to the changes as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense decreased 14.4% to $30.7 million for the three month period ended March 31, 2019, as compared with $35.9 million for the prior year period due to accelerated depreciation expense for certain upgrades and decommission programs that completed in early 2018.

We expect that our depreciation and amortization expense will vary in the future depending upon the number of installations under the turnkey model.

Other (Income) Expense:

Other (income) expense and percent change for the three month period ended March 31, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2019 over
	2019	2018	2018
Interest income	$(1,149)	$(1,076)	6.8%
Interest expense	32,554	30,554	6.5%
Other income	(3,365)	(505)	(566.3%)

Total	$28,040	$28,973	(3.2%)

Total other expense decreased to $28.0 million for the three month period ended March 31, 2019, as compared with $29.0 million for the prior year period due to $3.2 million of net proceeds for a litigation settlement offset in part by higher average debt levels outstanding during the current year as compared with the prior year period.

We expect our interest expense to increase in 2019 as compared to 2018 due to higher average debt outstanding because of the issuances of the 2022 Convertible Notes in November 2018 and the associated accretion expense and amortization of deferred financing fees and the issuances of the 2024 Senior Secured Notes in April and May 2019 and the associated amortization of deferred financing costs. These increases will be partially offset by the absence of interest relating to the 2022 Senior Secured Notes, which will be redeemed on May 15, 2019, and any repurchases of 2020 Convertible Notes pursuant to the Tender Offer. See Note 9, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information.

Income Taxes:

The effective income tax rates for the three month periods ended March 31, 2019 and 2018 were (1.2%) and 12.0%, respectively. For the three month period ended March 31, 2019, our income tax expense was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets. An income tax benefit was recorded for the three month period ended March 31, 2018 resulting from a reduction in our valuation allowance of approximately $4.0 million due to the application of provisions of H.R. 1, commonly known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”), to our evaluation of our deferred tax assets.

We expect our income tax provision to increase in future periods to the extent we become profitable.

Non-GAAP Measures

In our discussion below, we discuss certain non-GAAP financial measurements, including Adjusted EBITDA, Free Cash Flow and Unlevered Free Cash Flow as defined below. Management uses Adjusted EBITDA, Free Cash Flow and Unlevered Free Cash Flow for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. These supplemental performance measures also provide another basis for comparing period-to-period results by excluding potential differences caused by non-operational and unusual or non-recurring items. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA, Free Cash Flow and Unlevered Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP; when analyzing our performance with Adjusted EBITDA or liquidity with Free Cash Flow or Unlevered Free Cash Flow, as applicable, investors should (i) evaluate each adjustment in our reconciliation to the corresponding GAAP measure, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted EBITDA in addition to, and not as an alternative to, net loss attributable to common stock as a measure of operating results, and (iii) use Free Cash Flow or Unlevered Free Cash Flow in addition to, and not as an alternative to, consolidated net cash provided by (used in) operating activities when evaluating our liquidity.

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation expense and amortization of other intangible assets.

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) amortization of deferred airborne lease incentives, (iii) amortization of STC costs, (iv) the accounting impact of the transition to the airline-directed model and (v) proceeds from litigation settlement. Our management believes that the use of Adjusted EBITDA eliminates items that, management believes, have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe the exclusion of litigation proceeds from Adjusted EBITDA is appropriate as this is non-recurring in nature and represents an infrequent financial benefit to our operating performance.

We also present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance and to enable them to assess our performance on the same basis as management.

Free Cash Flow represents net cash provided by (used in) operating activities, less purchases of property and equipment and the acquisition of intangible assets. We believe Free Cash Flow provides meaningful information regarding the Company’s liquidity.

Unlevered Free Cash Flow represents Free Cash Flow adjusted for cash interest payments and interest income. We believe that Unlevered Free Cash Flow provides an additional view of the Company’s liquidity, excluding the impact of our capital structure.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(16,799)	$(27,419)
Interest expense	32,554	30,554
Interest income	(1,149)	(1,076)
Income tax provision (benefit)	207	(3,725)
Depreciation and amortization	30,749	35,919

EBITDA	45,562	34,253
Stock-based compensation expense	4,327	4,386
Amortization of deferred airborne lease incentives	(8,953)	(7,630)
Amortization of STC costs	320	172
Transition to airline-directed model	—	(19,302)
Proceeds from litigation settlement	(3,215)	—

Adjusted EBITDA	$38,041	$11,879

Free Cash Flow:
Net cash used in operating activities (GAAP) (1)	$(6,156)	$(46,205)
Consolidated capital expenditures (1)	(27,711)	(62,658)

Free cash flow	(33,867)	(108,863)
Cash paid for interest (1)	46,163	49,911
Interest income (2)	(1,149)	(1,076)

Unlevered free cash flow	$11,147	$(60,028)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	See unaudited condensed consolidated statements of operations.

Material limitations of Non-GAAP measures

Although EBITDA, Adjusted EBITDA and Free Cash Flow are measurements frequently used by investors and securities analysts in their evaluations of companies, EBITDA, Adjusted EBITDA, Free Cash Flow and Unlevered Free Cash Flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with GAAP.

Some of these limitations include:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;

•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;

•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;

•	Adjusted EBITDA does not reflect non-cash components of employee compensation;

•	Free Cash Flow and Unlevered Free Cash Flow do not represent the total increase or decrease in our cash balance for the period; and

•	since other companies in our or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2019	2018
Net cash used in operating activities	$(6,156)	$(46,205)
Net cash provided by (used in) investing activities	11,707	(32,499)
Net cash used in financing activities	(740)	(688)
Effect of foreign exchange rate changes on cash	(276)	75

Net increase (decrease) in cash, cash equivalents and restricted cash	4,535	(79,317)
Cash, cash equivalents and restricted cash at the beginning of period	191,116	203,729

Cash, cash equivalents and restricted cash at the end of period	$195,651	$124,412

Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$195,651	$124,412
Less: current restricted cash	1,535	738
Less: non-current restricted cash	5,426	6,635

Cash and cash equivalents at the end of the period	$188,690	$117,039

Short-term investments	$—	$182,633

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

Liquidity:

Excluding the impact of our initial public offering, our prior credit facility, the 2022 Convertible Notes, the 2020 Convertible Notes, the 2022 Senior Secured Notes and the 2024 Senior Secured Notes, to date we have not generated positive cash flows on a consolidated basis. However, based on our current plans, we believe that our cash, cash equivalents and cash flows provided by operating activities will be sufficient to meet our near- and long-term operating obligations, including our capital expenditure requirements. As detailed in Note 9, “Long-Term Debt and Other Liabilities,” in November 2018 and April 2019, we entered into financing transactions that extended the maturity of our senior secured indebtedness to 2024 and generated funds sufficient to repay, repurchase or retire the $162 million of 2020 Convertible Notes that remain outstanding. Our intent is to continue to access the capital markets to refinance our future debt obligations on an as-needed basis.

The 2024 Indenture contains covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Further, market conditions and/or our financial performance may limit our access to additional sources of equity or debt financing, or our ability to pursue potential strategic alternatives. As a result, we may be unable to finance growth of our business to the extent that our cash, cash equivalents and short-term investments and cash generated through operating activities prove insufficient or we are unable to raise additional financing through the issuance of additional equity, permitted incurrences of debt by us or by GIH and its subsidiaries, or the pursuit of potential strategic alternatives.

For additional information on the 2022 Senior Secured Notes, the 2022 Convertible Notes, the 2020 Convertible Notes and the 2024 Senior Secured Notes, see Note 9, “Long-Term Debt and Other Liabilities,” to our unaudited condensed consolidated financial statements.

Cash flows used in Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2019	2018
Net loss	$(16,799)	$(27,419)
Non-cash charges and credits	42,384	24,401
Changes in operating assets and liabilities	(31,741)	(43,187)

Net cash used in operating activities	$(6,156)	$(46,205)

For the three month period ended March 31, 2019, cash used in operating activities was $6.2 million as compared with net cash used in operating activities of $46.2 million of cash used in operating activities in the prior year period. The principal contributors to the change in operating cash flows were:

•	A $28.6 million change in net loss adjusted for non-cash charges and credits and

•	A $11.4 million change in cash flows related to operating assets and liabilities resulting from:

•	An increase in cash flows due to the following:

•

Changes in CA-NA’s and CA-ROW’s inventories as we allocated a lower portion of our uninstalled airborne equipment to inventory due to the transition of one of our airline partners from the airline-directed model to the turnkey model in the first quarter of 2019;

•	Changes in CA-NA’s and CA-ROW’s accounts receivable due primarily to the timing of collections;

•	Changes in CA-NA’s and BA’s prepaid expenses due to the timing of payments.

•	Offset in part by a decrease in cash flows due to the following:

•	Changes in all three segments’ accrued liabilities due primarily to the timing of payments;

•	Changes in CA-NA’s and CA-ROW’s contract assets due to more activity under our airline-directed model during the current year as compared with the prior year; and

•	Changes in CA-NA’s accounts payable due to the timing of payments.

Cash flows provided by (used in) Investing Activities:

Cash provided by (used in) investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “— Capital Expenditures” below. Additionally, cash provided by (used in) investing activities includes net changes in our short-term investments of a cash inflow of $39.3 million and $30.2 million, respectively, for the three month periods ended March 31, 2019 and 2018.

Cash flows provided by (used in) Financing Activities:

Cash used in financing activities for the three month period ended March 31, 2019 was $0.7 million primarily due to deferred financing costs associated with the issuances of the 2024 Senior Secured Notes, which occurred in April and May 2019, and financing lease payments.

Cash used in financing activities for the three month period ended March 31, 2018 was $0.7 million primarily due to financing lease payments.

Capital Expenditures

Our operations continue to require significant capital expenditures, primarily for technology development, equipment and capacity expansion. Capital expenditures for the CA-NA and CA-ROW segments include the purchase of airborne equipment for the turnkey model, which correlates directly to the roll out and/or upgrade of service to our airline partners’ fleets. Capital spending is also associated with the expansion of our ATG and satellite network and data centers. We capitalize software development costs related to network technology solutions, the Gogo platform and new product/service offerings. We also capitalized costs related to the build out of our office locations.

Capital expenditures for the three month periods ended March 31, 2019 and 2018 were $27.7 million and $62.7 million, respectively. The decrease in capital expenditures was primarily due to a decrease in airborne equipment purchases as well as a decrease in capitalized software.

We expect that our capital expenditures will vary in the future depending upon the number of installations under the turnkey model.

Other

Contractual Commitments: We have agreements with vendors to provide us with transponder and teleport satellite services that vary in length and amount. See Note 12, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements for additional information.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of March 31, 2019 and December 31, 2018 primarily included amounts in bank deposit accounts and Money Market Funds. We believe that a change in average interest rates would not materially affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of March 31, 2019 and December 31, 2018 included amounts in bank deposit accounts and money market funds; and as of December 31, 2018 our short-term investments consisted of U.S. Treasury bills. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio would have reduced interest income for the three month periods ended March 31, 2019 and 2018 by an immaterial amount.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Financial Officer and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In April 2019 the plaintiffs filed a response to our motion. We intend to file a reply in May 2019 at which time the motion will be submitted to the Court for a ruling. We believe that the claims are without merit and intend to defend them vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Derivative Litigation - On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer and President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. The two lawsuits were consolidated and are stayed pending the Court’s ruling on the motion to dismiss in the class action suit. We believe that the claims are without merit and intend to defend them vigorously. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to these suits. No amounts have been accrued for any potential costs under this matter, as we cannot reasonably predict the outcome of the litigation or any potential costs.

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

There have been no material changes to the risk factors previously disclosed in our 2018 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sales of Unregistered Securities

None.

b)	Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

On May 7, 2019, the Issuers issued $20 million aggregate principal amount of Additional Notes under the 2024 Indenture. The Issuers’ 9.875% Senior Secured Notes due 2024 were previously issued in an aggregate principal amount of $905 million on April 25, 2019 (the “Initial Notes” and, the Initial Notes, together with the Additional Notes, the “Notes”). We intend to use the net proceeds from the issuance of the Additional Notes for general corporate purposes. The Additional Notes and the Initial Notes have terms that are substantially identical, except with respect to the issue date and issue price, and are treated as a single series for all purposes under the 2024 Indenture and the security documents, each as amended or supplemented, that govern the Notes.

In connection with the issuance of the Additional Notes, the Issuers and the 2024 Guarantors entered into a Reaffirmation Agreement, dated May 7, 2019 (the “Reaffirmation Agreement”), reaffirming the parties’ obligations as specified in the Collateral Agreement, dated as of April 25, 2019, among the Issuers and the 2024 Guarantors in favor of U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent, whereby the Issuers and the 2024 Guarantors granted a security interest in substantially all of their assets to secure all obligations of the Issuers and the 2024 Guarantors under the Initial Notes, the 2024 Indenture and the guarantees, as applicable. In connection with the entry into the Reaffirmation Agreement, the Issuers entered into an Additional Secured Debt Designation Agreement, dated May 7, 2019 (the “Designation”), receipt of which was acknowledged by U.S. Bank National Association, as Collateral Agent. As a result of the Reaffirmation Agreement and the Designation, U.S. Bank National Association, as Trustee, and the holders of the Additional Notes benefit from the pledge of the collateral under the Collateral Agreement.

The foregoing descriptions of the Reaffirmation Agreement and the Designation do not purport to be complete and are qualified in their entirety by reference to the full text of such documents.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

4.10	Second Supplemental Indenture, dated as of April 25, 2019, between Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

4.11	Indenture, dated as of April 25, 2019, between Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

4.12	Form of 9.875% Senior Secured Note due 2024 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

4.13	Form of Crossing Lien Intercreditor Agreement (incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

4.14	First Supplemental Indenture, dated as of May 3, 2019, by and among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 3, 2019 (File No. 001-35975)).

10.1.57 †	Airbus Linefit Statement of Work, dated as of February 18, 2019, to the Amended and Restated Product Development and Manufacturing Agreement, dated as of April 1, 2016, between Gogo LLC and ThinKom Solutions, Inc.

10.1.58 †	Boeing Linefit Statement of Work, dated as of February 18, 2019, to the Amended and Restated Product Development and Manufacturing Agreement, dated as of April 1, 2016, between Gogo LLC, and ThinKom Solutions, Inc.

10.1.59 †	Letter Agreement for Services, dated as of December 20, 2018, by and between ThinKom Solutions, Inc, and Gogo LLC.

10.1.60 †	Product Enhancement and License Agreement, dated as of December 5, 2018, by and between Gogo LLC and ThinKom Solutions, Inc.

10.1.61 †	Delta Air Lines Inc. Statement of Work No. 5, dated as of January 16, 2019, to the 2Ku In-Flight Connectivity Services Agreement, dated as of April 1, 2015, by and between Delta Air Lines Inc. and Gogo LLC.

10.2.20#	Employment Agreement, dated as of January 1, 2008, between Aircell LLC and Marguerite Elias.

10.2.21#	Amendment No. 1 to the Employment Agreement, between Aircell LLC and Marguerite Elias, effective as of December 31, 2008.

10.2.22#	Amendment No. 2 to the Employment Agreement, between Gogo LLC (f/k/s Aircell LLC) and Marguerite Elias, effective as of November 30, 2017.

10.2.23#	Change in Control Severance Agreement, dated as of March 6, 2013, by and between Gogo Inc. and Marguerite M. Elias.

10.2.24#	Amendment No. 1 to the Change in Control Severance Agreement, between Gogo LLC (f/k/s Aircell LLC) and Marguerite Elias, effective as of November 30, 2017.

10.8.12	Collateral Agreement, dated as of April 25, 2019, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc. and the Subsidiary Guarantors party thereto, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

10.8.13	Collateral Agency Agreement, dated as of April 25, 2019, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

10.8.14	Patent Security Agreement, dated as of April 25, 2019, by Gogo LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

10.8.15	Trademark Security Agreement, dated as of April 25, 2019, among Gogo LLC and Gogo Business Aviation LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

10.8.16	Copyright Security Agreement, dated as of April 25, 2019, by Gogo LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

10.8.17	Reaffirmation Agreement, dated as of May 7, 2019, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc. and the Subsidiary Guarantors party thereto.

10.8.18	Additional Secured Debt Designation, dated as of May 7, 2019, between Gogo Intermediate Holdings LLC and Gogo Finance Co. Inc. as acknowledged by U.S. Bank National Association.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.
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

Date: May 9, 2019

/s/ Oakleigh Thorne
Oakleigh Thorne
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)