Form 10-Q
period 2019-06-30
Gogo Inc.
filed 2019-08-08
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, 88,068,387 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$181,867	$184,155
Short-term investments	—	39,323

Total cash, cash equivalents and short-term investments	181,867	223,478
Accounts receivable, net of allowances of $5,357 and $500, respectively	113,975	134,308
Inventories	151,533	193,045
Prepaid expenses and other current assets	30,458	34,695

Total current assets	477,833	585,526

Non-current assets:
Property and equipment, net	549,908	511,867
Goodwill and intangible assets, net	81,161	83,491
Operating lease right-of-use assets	68,702	—
Other non-current assets	104,544	84,212

Total non-current assets	804,315	679,570

Total assets	$1,282,148	$1,265,096

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$29,617	$23,860
Accrued liabilities	185,193	213,111
Deferred revenue	30,551	38,571
Deferred airborne lease incentives	24,737	24,145

Total current liabilities	270,098	299,687

Non-current liabilities:
Long-term debt	1,092,321	1,024,893
Deferred airborne lease incentives	137,231	129,086
Non-current operating lease liabilities	97,619	—
Other non-current liabilities	48,486	80,191

Total non-current liabilities	1,375,657	1,234,170

Total liabilities	1,645,755	1,533,857

Commitments and contingencies (Note 12)	—	—
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2019 and December 31, 2018; 88,116,072 and 87,678,812 shares issued at June 30, 2019 and December 31, 2018, respectively; and 88,062,965 and 87,560,694 shares outstanding at June 30, 2019 and December 31, 2018, respectively	9	9
Additional paid-in-capital	971,130	963,458
Accumulated other comprehensive loss	(2,217)	(3,554)
Accumulated deficit	(1,332,529)	(1,228,674)

Total stockholders’ deficit	(363,607)	(268,761)

Total liabilities and stockholders’ deficit	$1,282,148	$1,265,096

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Revenue:
Service revenue	$173,731	$159,056	$338,743	$309,734
Equipment revenue	39,954	68,402	74,491	149,549

Total revenue	213,685	227,458	413,234	459,283

Operating expenses:
Cost of service revenue (exclusive of items shown below)	71,494	73,650	139,615	148,597
Cost of equipment revenue (exclusive of items shown below)	35,571	64,350	65,302	116,643
Engineering, design and development	26,912	28,409	51,640	58,186
Sales and marketing	12,994	15,427	25,312	31,328
General and administrative	27,081	21,133	49,535	46,292
Depreciation and amortization	29,967	31,938	60,716	67,857

Total operating expenses	204,019	234,907	392,120	468,903

Operating income (loss)	9,666	(7,449)	21,114	(9,620)

Other (income) expense:
Interest income	(1,230)	(1,328)	(2,379)	(2,404)
Interest expense	36,150	30,641	68,704	61,195
Loss on extinguishment of debt	57,962	—	57,962	—
Other (income) expense	443	374	(2,922)	(131)

Total other expense	93,325	29,687	121,365	58,660

Loss before income taxes	(83,659)	(37,136)	(100,251)	(68,280)
Income tax provision (benefit)	304	71	511	(3,654)

Net loss	$(83,963)	$(37,207)	$(100,762)	$(64,626)

Net loss attributable to common stock per share—basic and diluted	$(1.04)	$(0.47)	$(1.25)	$(0.81)

Weighted average number of shares—basic and diluted	80,702	79,783	80,575	79,718

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net loss	$(83,963)	$(37,207)	$(100,762)	$(64,626)
Currency translation adjustments, net of tax	927	(1,379)	1,337	(2,213)

Comprehensive loss	$(83,036)	$(38,586)	$(99,425)	$(66,839)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2019	2018
Operating activities:
Net loss	$(100,762)	$(64,626)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	60,716	67,857
Loss on asset disposals, abandonments and write-downs	4,425	6,529
Gain on transition to airline-directed model	—	(21,551)
Deferred income taxes	89	(3,911)
Stock-based compensation expense	8,645	8,599
Amortization of deferred financing costs	2,573	2,083
Accretion and amortization of debt discount and premium	8,374	9,204
Loss on extinguishment of debt	57,962	—
Changes in operating assets and liabilities:
Accounts receivable	20,730	(23,522)
Inventories	(5,297)	(6,223)
Prepaid expenses and other current assets	6,409	(4,472)
Contract assets	(20,313)	(14,469)
Accounts payable	5,736	9,263
Accrued liabilities	(7,295)	6,498
Deferred airborne lease incentives	(1,486)	(2,986)
Deferred revenue	(3,858)	1,223
Accrued interest	(28,375)	—
Warranty reserves	948	5,355
Other non-current assets and liabilities	(3,686)	(3,880)

Net cash provided by (used in) operating activities	5,535	(29,029)

Investing activities:
Purchases of property and equipment	(33,598)	(103,599)
Acquisition of intangible assets—capitalized software	(8,647)	(11,567)
Purchases of short-term investments	—	(39,323)
Redemptions of short-term investments	39,323	128,924
Other, net	360	—

Net cash used in investing activities	(2,562)	(25,565)

Financing activities:
Proceeds from issuance of senior secured notes	920,683	—
Redemption of senior secured notes	(741,360)	—
Repurchase of convertible notes	(158,954)	—
Payment of debt issuance costs	(22,645)	—
Payments on financing leases	(383)	(1,187)
Stock-based compensation activity	(178)	(257)

Net cash used in financing activities	(2,837)	(1,444)

Effect of exchange rate changes on cash	(378)	(373)
Decrease in cash, cash equivalents and restricted cash	(242)	(56,411)
Cash, cash equivalents and restricted cash at beginning of period	191,116	203,729

Cash, cash equivalents and restricted cash at end of period	$190,874	$147,318

Cash, cash equivalents and restricted cash at end of period	$190,874	$147,318
Less: current restricted cash	1,035	1,738
Less: non-current restricted cash	7,972	5,160

Cash and cash equivalents at end of period	$181,867	$140,420

Supplemental Cash Flow Information:
Cash paid for interest	$86,420	$49,911
Cash paid for taxes	412	374
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$16,014	$19,001
Purchases of property and equipment paid by commercial airlines	9,914	4,816

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended June 30, 2019
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at March 31, 2019	87,797,614	$9	$967,727	$(3,144)	$(1,248,566)	$(283,974)
Net loss	—	—	—	—	(83,963)	(83,963)
Currency translation adjustments, net of tax	—	—	—	927	—	927
Stock-based compensation expense	—	—	4,318	—	—	4,318
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	183,446	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(456)	—	—	(456)
Issuance of common stock in connection with employee stock purchase plan	81,905	—	336	—	—	336
Repurchase of 2020 Convertible Notes	—	—	(795)	—	—	(795)

Balance at June 30, 2019	88,062,965	$9	$971,130	$(2,217)	$(1,332,529)	$(363,607)

	For the Three Months Ended June 30, 2018
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at March 31, 2018	87,007,075	$9	$903,045	$(1,767)	$(1,092,623)	$(191,336)
Net loss	—	—	—	—	(37,207)	(37,207)
Currency translation adjustments, net of tax	—	—	—	(1,379)	—	(1,379)
Stock-based compensation expense	—	—	4,213	—	—	4,213
Issuance of common stock upon exercise of stock options	2,500	—	21	—	—	21
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	256,537	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(601)	—	—	(601)
Issuance of common stock in connection with employee stock purchase plan	85,188	—	393	—	—	393
Impact of the adoption of ASC 606	—	—	—	—	(2,316)	(2,316)

Balance at June 30, 2018	87,351,300	$9	$907,071	$(3,146)	$(1,132,146)	$(228,212)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Six Months Ended June 30, 2019
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at January 1, 2019	87,560,694	$9	$963,458	$(3,554)	$(1,228,674)	$(268,761)
Net loss	—	—	—	—	(100,762)	(100,762)
Currency translation adjustments, net of tax	—	—	—	1,337	—	1,337
Stock-based compensation expense	—	—	8,645	—	—	8,645
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	345,113	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(807)	—	—	(807)
Issuance of common stock in connection with employee stock purchase plan	157,158	—	629	—	—	629
Repurchase of 2020 Convertible Notes	—	—	(795)	—	—	(795)
Impact of the adoption of ASC 842	—	—	—	—	(3,093)	(3,093)

Balance at June 30, 2019	88,062,965	$9	$971,130	$(2,217)	$(1,332,529)	$(363,607)

	For the Six Months Ended June 30, 2018
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at January 1, 2018	86,843,928	$9	$898,729	$(933)	$(1,089,369)	$(191,564)
Net loss	—	—	—	—	(64,626)	(64,626)
Currency translation adjustments, net of tax	—	—	—	(2,213)	—	(2,213)
Stock-based compensation expense	—	—	8,599	—	—	8,599
Issuance of common stock upon exercise of stock options	2,500	—	21	—	—	21
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	363,872	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(1,127)	—	—	(1,127)
Issuance of common stock in connection with employee stock purchase plan	141,000	—	849	—	—	849
Impact of the adoption of ASC 606	—	—	—	—	21,849	21,849

Balance at June 30, 2018	87,351,300	$9	$907,071	$(3,146)	$(1,132,146)	$(228,212)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Business—Gogo (“we,” “us,” “our”) is the global leader in providing broadband connectivity solutions and wireless in-flight entertainment to the aviation industry. We operate through the following three segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA.” Services provided by our CA-NA and CA-ROW businesses include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”), which offers airlines connectivity for various operations and currently include, among other services, real-time credit card transaction processing, electronic flight bags and real-time weather information. Services are provided by CA-NA on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. CA-ROW provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American-based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) on which our international service is provided. BA provides in-flight Internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service, Passenger Entertainment, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

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

The results of operations and cash flows for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

We have one class of common stock outstanding as of June 30, 2019 and December 31, 2018.

Reclassifications—To conform with the current year presentation, $652 thousand of the current portion of financing lease liabilities has been combined with accrued liabilities within our unaudited condensed consolidated balance sheet as of December 31, 2018.

Transition of airline models—The accounting treatment for one of our airline agreements transitioned from our turnkey model to our airline-directed model in January 2018 due to specific provisions elected by the airline that resulted in the transfer of control of the previously installed connectivity equipment. Upon transition to the airline-directed model, the net book value of all previously delivered equipment classified within property and equipment was reclassified to cost of equipment revenue. Additionally, the unamortized proceeds previously received for equipment and classified within current and non-current deferred airborne lease incentives were eliminated and included as part of estimated contract value, which was then allocated amongst the various performance obligations under the agreement. The value allocated to previously delivered equipment was immediately recognized as equipment revenue in our unaudited condensed consolidated financial statements; refer to Note 3, “Revenue Recognition,” for additional disclosures relating to the allocation of consideration among identified performance obligations. For amounts recognized in equipment revenue that were in excess of the amounts billed, we recorded current and non-current contract assets included within prepaid expenses and other current assets and other non-current assets, respectively; refer to Note 3, “Revenue Recognition,” for additional details. In connection with the transition of this airline agreement to the airline-directed model, we also established warranty reserves related to previously sold equipment that are still under a warranty period, which is included within accrued liabilities.

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

As of January 1, 2019, one airline transitioned from the airline-directed model to the turnkey model. As a result of such transition, $46.8 million of Inventory was reclassified to Property and equipment, net as of January 1, 2019. See Note 2, “Summary of Significant Accounting Policies—Inventories,” in our 2018 10-K for information regarding the allocation of airborne equipment between Inventories and Property and equipment, net.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The discount rate used to calculate the adjustment to the opening balance was our incremental borrowing rate as of the adoption date, January 1, 2019. The cumulative effect of the adoption of ASC 842 to our unaudited condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	Balance at December 31, 2018	Impact of ASC 842	Balances with Adoption of ASC 842
Assets
Operating lease right-of-use assets	$—	$72,188	$72,188
Liabilities
Accrued liabilities	213,111	9,019	222,130
Non-current operating lease liabilities	—	102,440	102,440
Other non-current liabilities	80,191	(36,178)	44,013
Equity
Accumulated deficit	(1,228,674)	(3,093)	(1,231,767)

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

Remaining performance obligations

As of June 30, 2019, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations is approximately $784 million, most of which relates to our commercial aviation contracts. Approximately $101 million represents future equipment revenue that is expected to be recognized within the next one to three years. The remaining $683 million primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract (approximately 5-10 years). We have excluded from this amount: all variable consideration derived from our connectivity or entertainment services that is allocated entirely to our performance of obligations related to such services; consideration from contracts that have an original duration of one year or less; revenue from passenger service on airlines operating under the turnkey model; and revenue from contracts that have been executed but under which have not yet met the accounting definition of a contract since the airline has not yet determined which products in our portfolio it wishes to select, and, as a result we are unable to determine which products and services will be transferred to the customer.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended June 30, 2019
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$90,233	$21,656	$54,176	$166,065
Entertainment, CAS and other	6,169	917	580	7,666

Total service revenue	$96,402	$22,573	$54,756	$173,731

Equipment revenue
ATG	$5,636	$—	$12,344	$17,980
Satellite	3,329	14,144	3,809	21,282
Other	360	—	332	692

Total equipment revenue	$9,325	$14,144	$16,485	$39,954

Customer type
Airline passenger and aircraft owner/operator	$55,900	$6,767	$54,756	$117,423
Airline, OEM and aftermarket dealer	36,883	27,680	16,485	81,048
Third party	12,944	2,270	—	15,214

Total revenue	$105,727	$36,717	$71,241	$213,685

	For the Three Months Ended June 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$88,833	$14,548	$47,831	$151,212
Entertainment, CAS and other	6,913	637	294	7,844

Total service revenue	$95,746	$15,185	$48,125	$159,056

Equipment revenue
ATG	$2,254	$—	$20,497	$22,751
Satellite	21,650	18,460	4,461	44,571
Other	—	—	1,080	1,080

Total equipment revenue	$23,904	$18,460	$26,038	$68,402

Customer type
Airline passenger and aircraft owner/operator	$54,718	$5,097	$48,125	$107,940
Airline, OEM and aftermarket dealer	49,141	26,311	26,038	101,490
Third party	15,791	2,237	—	18,028

Total revenue	$119,650	$33,645	$74,163	$227,458

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Six Months Ended June 30, 2019
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$170,051	$40,510	$106,861	$317,422
Entertainment, CAS and other	18,378	1,835	1,108	21,321

Total service revenue	$188,429	$42,345	$107,969	$338,743

Equipment revenue
ATG	$8,508	$—	$23,679	$32,187
Satellite	3,959	27,303	9,044	40,306
Other	900	—	1,098	1,998

Total equipment revenue	$13,367	$27,303	$33,821	$74,491

Customer type
Airline passenger and aircraft owner/operator	$110,249	$12,618	$107,969	$230,836
Airline, OEM and aftermarket dealer	67,796	53,171	33,821	154,788
Third party	23,751	3,859	—	27,610

Total revenue	$201,796	$69,648	$141,790	$413,234

	For the Six Months Ended June 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$170,873	$28,197	$95,223	$294,293
Entertainment, CAS and other	13,656	1,233	552	15,441

Total service revenue	$184,529	$29,430	$95,775	$309,734

Equipment revenue
ATG (1)	$47,016	$—	$35,918	$82,934
Satellite (1)	31,926	23,384	8,719	64,029
Other	—	—	2,586	2,586

Total equipment revenue	$78,942	$23,384	$47,223	$149,549

Customer type
Airline passenger and aircraft owner/operator	$107,642	$9,826	$95,775	$213,243
Airline, OEM and aftermarket dealer (2)	126,567	39,005	47,223	212,795
Third party	29,262	3,983	—	33,245

Total revenue	$263,471	$52,814	$142,998	$459,283

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

Contract balances

Our current and non-current deferred revenue balances totaled $56.2 million and $60.1 million as of June 30, 2019 and December 31, 2018, respectively. Deferred revenue includes, among other things, equipment, multi-pack and subscription connectivity products, sponsorship activities and airline-directed connectivity and entertainment.

Our current and non-current contract asset balances totaled $81.0 million and $59.9 million as of June 30, 2019 and December 31, 2018, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings for our airline-directed contracts.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Capitalized STC balances for our airline-directed contracts were $19.3 million and $16.5 million as of June 30, 2019 and December 31, 2018, respectively. The capitalized STC costs are amortized over the life of the associated airline-directed contracts as part of our engineering, design and development costs in our unaudited condensed consolidated statements of operations. Total amortization expense was $0.3 million and $0.6 million, respectively, for the three and six month periods ended June 30, 2019, and $0.2 million and $0.4 million for the respective prior-year periods.

4.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 9, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Accordingly, the calculation of weighted average shares outstanding as of June 30, 2019 and 2018 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three and six month periods ended June 30, 2019 and 2018, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2019 and 2018; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2019 and 2018 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net loss	$(83,963)	$(37,207)	$(100,762)	$(64,626)
Less: Participation rights of the Forward Transactions	—	—	—	—

Undistributed losses	$(83,963)	$(37,207)	$(100,762)	$(64,626)

Weighted-average common shares outstanding-basic and diluted	80,702	79,783	80,575	79,718

Net loss attributable to common stock per share-basic and diluted	$(1.04)	$(0.47)	$(1.25)	$(0.81)

5.	Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Work-in-process component parts	$31,343	$30,340
Finished goods (1)	120,190	162,705

Total inventory	$151,533	$193,045

(1)

The change between June 30, 2019 and December 31, 2018 primarily relates to the accounting impact of one of our airline partner agreements transitioning to the turnkey model (see Note 1, “Basis of Presentation,” for additional information).

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

6.	Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Contract assets	$13,056	$10,423
Prepaid satellite services	5,344	7,755
Restricted cash	1,035	1,535
Other	11,023	14,982

Total prepaid expenses and other current assets	$30,458	$34,695

Property and equipment as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Office equipment, furniture, fixtures and other	$54,626	$52,320
Leasehold improvements	44,842	44,838
Airborne equipment (1)	720,925	642,151
Network equipment	209,189	205,463

	1,029,582	944,772
Accumulated depreciation	(479,674)	(432,905)

Total property and equipment, net	$549,908	$511,867

(1)

The change between June 30, 2019 and December 31, 2018 primarily relates to the accounting impact of one of our airline partner agreements transitioning to the turnkey model (see Note 1, “Basis of Presentation,” for additional information).

Other non-current assets as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Contract assets	$67,937	$49,517
Deferred STC costs	19,316	16,453
Restricted cash	7,972	5,426
Other	9,319	12,816

Total other non-current assets	$104,544	$84,212

Accrued liabilities as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Airline related accrued liabilities	$66,998	$53,527
Accrued interest	18,319	46,694
Employee compensation and benefits	16,987	19,463
Airborne equipment and installation costs	13,266	25,119
Accrued satellite network costs	13,472	19,557
Warranty reserve	13,357	12,291
Operating leases (1)	11,565	—
Other	31,229	36,460

Total accrued liabilities	$185,193	$213,111

(1)	The change between June 30, 2019 and December 31, 2018 is due to the adoption of ASC 842. See Note 2, “Recent Accounting Pronouncements,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other non-current liabilities as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Deferred revenue	$25,648	$21,482
Deferred rent (1)	—	35,897
Asset retirement obligations	10,170	9,696
Deferred tax liabilities	2,251	2,162
Other	10,417	10,954

Total other non-current liabilities	$48,486	$80,191

(1)	The change between June 30, 2019 and December 31, 2018 is due to the adoption of ASC 842. See Note 2, “Recent Accounting Pronouncements,” for additional information.

7.	Intangible Assets

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

As of both June 30, 2019 and December 31, 2018, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of June 30, 2019 and December 31, 2018 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of June 30, 2019			As of December 31, 2018
	Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	2.7	$172,712	$(126,801)	$45,911	$164,580	$(116,873)	$47,707
Service customer relationship	0.8	8,081	(7,312)	769	8,081	(6,804)	1,277
Other intangible assets	7.8	3,000	(1,422)	1,578	3,000	(1,396)	1,604
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—

Total amortized intangible assets		190,517	(142,259)	48,258	182,385	(131,797)	50,588
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$222,800	$(142,259)	$80,541	$214,668	$(131,797)	$82,871

Amortization expense was $5.1 million and $10.5 million, respectively, for the three and six month periods ended June 30, 2019 and $7.2 million and $14.8 million, respectively, for the prior-year periods.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Amortization Expense
2019 (period from July 1 to December 31)	$10,671
2020	$17,229
2021	$12,281
2022	$6,100
2023	$1,201
Thereafter	$776

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

8.	Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to ten years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $13.4 million and $12.3 million, respectively, as of June 30, 2019 and December 31, 2018.

9.	Long-Term Debt and Other Liabilities

Long-term debt as of June 30, 2019 and December 31, 2018 was as follows (in thousands):

	June 30, 2019	December 31, 2018
2024 Senior Secured Notes	$920,800	$—
2022 Senior Secured Notes	—	702,670
2022 Convertible Notes	195,867	190,083
2020 Convertible Notes	3,046	149,195

Total debt	1,119,713	1,041,948
Less deferred financing costs	(27,392)	(17,055)

Total long-term debt	$1,092,321	$1,024,893

2024 Senior Secured Notes—On April 25, 2019 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (the “Co-Issuer” and, together with GIH, the “Issuers”) issued $905 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Initial Notes”) under an indenture (the “Base Indenture”), dated as of April 25, 2019, among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “2024 Subsidiary Guarantors” and, together with us, the “2024 Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”). On May 3, 2019, the Issuers, the 2024 Guarantors and the Trustee entered into the first supplemental indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “2024 Indenture”) to increase the amount of indebtedness that may be incurred under Credit Facilities (as defined in the 2024 Indenture) by GIH or its subsidiaries that are 2024 Guarantors by $20 million in aggregate principal amount. On May 7, 2019, the Issuers issued an additional $20 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Additional Notes”). We refer to the Initial Notes and the Additional Notes collectively as the “2024 Senior Secured Notes”. The Initial Notes were issued at a price equal to 99.512% of their face value, and the Additional Notes were issued at a price equal to 100.5% of their face value, resulting in aggregate gross proceeds of $920.7 million. Additionally, we received approximately $0.1 million for interest that accrued from April 25, 2019 through May 7, 2019 with respect to the Additional Notes that will be paid out when we make our next interest payment in November 2019. The 2024 Senior Secured Notes are guaranteed on a senior secured basis by Gogo Inc. and all of GIH’s existing and future restricted subsidiaries (other than the Co-Issuer), subject to certain exceptions. The 2024 Senior Secured Notes and the related guarantees are secured by first-priority liens (or to the extent of any future asset-based lending (“ABL”) Obligations, second-priority liens on the ABL Priority Collateral) on substantially all of the Issuers’ and the 2024 Guarantors’ assets, including pledged equity interests of the Issuers and all of GIH’s existing and future restricted subsidiaries guaranteeing the 2024 Senior Secured Notes, except for certain excluded assets and subject to permitted liens.

As of June 30, 2019, the outstanding principal amount of the 2024 Senior Secured Notes was $925 million, the unaccreted debt discount was $4.2 million and the net carrying amount was $920.8 million.

We used a portion of the net proceeds from the issuance of the 2024 Senior Secured Notes to fund the redemption of all the outstanding 2022 Senior Secured Notes (as defined below) and to repurchase $159 million aggregate principal amount of the 2020 Convertible Notes (as defined below). We intend to use the remaining net proceeds for general corporate purposes.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The 2024 Senior Secured Notes will mature on May 1, 2024. The 2024 Senior Secured Notes bear interest at a rate of 9.875% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2019.

We paid approximately $22.6 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which have been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $0.6 million for both the three and six month periods ended June 30, 2019. As of June 30, 2019, the balance of unamortized deferred financing costs related to the 2024 Senior Secured Notes was $22.0 million and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 10, “Interest Costs,” for additional information.

The 2024 Senior Secured Notes are the senior secured indebtedness of the Issuers and are:

•

effectively senior to all of the Issuers’ existing and future senior unsecured indebtedness and the Issuers’ indebtedness secured on a junior priority basis by the same collateral securing the 2024 Senior Secured Notes, if any, in each case to the extent of the value of the collateral securing the 2024 Senior Secured Notes;

•

effectively equal in right of payment with the Issuers’ existing and future (i) unsecured indebtedness that is not subordinated in right of payment to the 2024 Senior Secured Notes and (ii) indebtedness secured on a junior priority basis by the same collateral securing the 2024 Senior Secured Notes, if any, in each case to the extent of any insufficiency in the collateral securing the 2024 Senior Secured Notes;

•	structurally senior to all of our existing and future indebtedness, including our 2022 Convertible Notes and 2020 Convertible Notes (each as defined below);

•	senior in right of payment to any and all of the Issuers’ future indebtedness that is subordinated in right of payment to the 2024 Senior Secured Notes; and

•	structurally subordinated to all of the indebtedness and other liabilities of any non-2024 Guarantors (other than the Issuers).

Each guarantee is a senior secured obligation of such 2024 Guarantor and is:

•

effectively senior in right of payment to all existing and future senior unsecured indebtedness and indebtedness secured on a junior priority basis by the same collateral securing the guarantee, if any, of such 2024 Guarantor, in each case to the extent of the value of the collateral securing the guarantee;

•

effectively equal in right of payment with all existing and future unsubordinated indebtedness and indebtedness secured on a junior priority basis by the same collateral securing the guarantee, if any, in each case to the extent of any insufficiency in the collateral securing such guarantee;

•

effectively subordinated to all future ABL Obligations (as defined in the 2024 Indenture) of each 2024 Guarantor, if any, to the extent of the value of the collateral securing the ABL Priority Collateral (as defined in the 2024 Indenture) owned by such 2024 Guarantor;

•	effectively senior in right of payment to all existing and future subordinated indebtedness, if any, of such 2024 Guarantor; and

•	structurally subordinated to all indebtedness and other liabilities of any non-2024 Guarantor subsidiary of such 2024 Guarantor (excluding, in the case of our guarantee, the Issuers).

The security interests in certain collateral may be released without the consent of holders of the 2024 Senior Secured Notes if such collateral is disposed of in a transaction that complies with the 2024 Indenture and related security agreements, and if any grantor of such security interests is released from its obligations with respect to the 2024 Senior Secured Notes in accordance with the applicable provisions of the 2024 Indenture and related security agreements. Under certain circumstances, GIH and the 2024 Guarantors have the right to transfer certain intellectual property assets that on the Issue Date constitute collateral securing the 2024 Senior Secured Notes or the guarantees to a restricted subsidiary organized under the laws of Switzerland, resulting in the release of such collateral. In addition, the Indenture permits indebtedness incurred under the ABL Obligations to be secured on a first-priority basis by certain of the same collateral that secures the 2024 Senior Secured Notes.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The Issuers may redeem the 2024 Senior Secured Notes, in whole or in part, at any time prior to May 1, 2021, at a redemption price equal to 100% of the principal amount of the 2024 Senior Secured Notes redeemed plus the make-whole premium set forth in the 2024 Indenture as of, and accrued and unpaid interest, if any, to (but not including) the applicable redemption date.

On or after May 1, 2021, the 2024 Senior Secured Notes will be redeemable at the following redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, to (but not including) the redemption date (subject to the right of holders of record on the relevant regular record date on or prior to the redemption date to receive interest due on an interest payment date), if redeemed during the twelve-month period commencing on May 1 of the following years:

Year	Redemption Price
2021	104.938%
2022	102.469%
2023 and thereafter	100.000%

In addition, at any time prior to May 1, 2021, the Issuers may redeem up to 40% of the aggregate principal amount of the 2024 Senior Secured Notes with the proceeds of certain equity offerings at a redemption price of 109.875% of the principal amount redeemed, plus accrued and unpaid interest, if any, to (but not including) the date of redemption; provided, however, that 2024 Senior Secured Notes representing at least 50% of the principal amount of the 2024 Senior Secured Notes remain outstanding immediately after each such redemption.

In addition, if GIH receives cash proceeds in connection with the entry into or continuation of a strategic relationship, or equity from us in connection with the sale of stock to a complimentary business (in each case, a “strategic investment”) at any time prior to May 1, 2020, the Issuers may redeem up to $150 million of the aggregate principal amount of the 2024 Senior Secured Notes at 103% of the principal amount of the 2024 Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date with the proceeds from such strategic investment.

The 2024 Indenture contains covenants that, among other things, limit the ability of the Issuers and the 2024 Subsidiary Guarantors and, in certain circumstances, our ability, to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of GIH’s restricted subsidiaries to pay dividends to the Issuers or make other intercompany transfers; create liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with the Issuers’ affiliates. Most of these covenants will cease to apply if, and for as long as, the 2024 Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s.

If we or the Issuers undergo specific types of change of control accompanied by a downgrade in the rating of the 2024 Senior Secured Notes prior to May 1, 2024, GIH is required to make an offer to repurchase for cash all of the 2024 Senior Secured Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the payment date.

The Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding 2024 Senior Secured Notes issued under the 2024 Indenture to be due and payable immediately. As of June 30, 2019, no event of default had occurred.

2022 Senior Secured Notes—On June 14, 2016, the Issuers issued $525 million aggregate principal amount of 12.500% senior secured notes due 2022 (the “Original 2022 Senior Secured Notes”) under an Indenture, dated as of June 14, 2016 (the “Original Indenture”), among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “2022 Subsidiary Guarantors” and, together with us, the “2022 Guarantors”), and U.S. Bank National Association, as Trustee and as Collateral Agent. On January 3, 2017, the Issuers issued $65 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “January 2017 Additional Notes”). The January 2017 Additional Notes were issued at a price equal to 108% of their face value resulting in gross proceeds of $70.2 million. On September 20, 2017, the Issuers, the 2022 Guarantors and the Trustee entered into the first supplemental indenture (the “Supplemental Indenture” and, together with the Original Indenture, the “Indenture”) to modify certain covenants, as discussed below. On September 25, 2017, the Issuers issued $100 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “September 2017 Additional Notes”). The September 2017 Additional Notes were issued at a price equal to 113% of their face value resulting in gross proceeds

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

of $113.0 million. Additionally, we received approximately $2.9 million for interest that accrued from July 1, 2017 through September 24, 2017, which was paid in our January 2018 interest payment. We refer to the Original 2022 Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes collectively as the “2022 Senior Secured Notes.”

On April 15, 2019, the Issuers elected to call for redemption in full all $690 million aggregate principal amount outstanding of the 2022 Senior Secured Notes in accordance with the terms of the Indenture. The redemption was conditioned, among other things, upon the incurrence of indebtedness in connection with the issuance of the 2024 Senior Secured Notes or from one or more other sources, in an amount satisfactory to the Issuers which condition was satisfied by the issuance of the 2024 Senior Secured Notes. On April 25, 2019, the Issuers irrevocably deposited, or caused to be irrevocably deposited, with the Trustee funds solely for the benefit of the holders of the 2022 Senior Secured Notes, cash in an amount sufficient to pay principal, premium, if any, and accrued interest on the 2022 Senior Secured Notes to, but not including, the date of redemption and all other sums payable under the Indenture. The Trustee executed and delivered an acknowledgement of satisfaction, discharge and release, dated as of April 25, 2019, among other documents, with respect to the satisfaction and discharge of the 2022 Senior Secured Notes. On May 15, 2019, the 2022 Senior Secured Notes were fully redeemed in accordance with the terms of the Indenture, and the amount deposited with the Trustee on April 25, 2019 was paid to the holders of the 2022 Senior Secured Notes. The make-whole premium paid in connection with the redemption was $51.4 million and we wrote off the remaining unamortized deferred financing costs of $9.1 million and the remaining debt premium of $11.7 million relating to the 2022 Senior Secured Notes in connection with the redemption thereof, which together are included in the loss on extinguishment of debt in our unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2019.

We paid approximately $15.9 million of aggregate origination fees and financing costs related to the issuance of the 2022 Senior Secured Notes which were accounted for as deferred financing costs. Additionally, we paid approximately $1.4 million of consent fees in connection with the Supplemental Indenture, which partially offset the net carrying value of the 2022 Senior Secured Notes. Total amortization expense was $0.2 million and $1.0 million, respectively, for the three and six month periods ended June 30, 2019, and $0.7 million and $1.3 million, respectively, for the prior-year periods. As noted above, the remaining unamortized deferred financing costs were written off as of May 15, 2019.

Convertible Notes

2022 Convertible Notes

On November 21, 2018, we issued $215.0 million aggregate principal amount of 6.00% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) in private offerings to qualified institutional buyers, including pursuant to Rule 144A under the Securities Act, and in concurrent private placements. We granted an option to the initial purchasers to purchase up to an additional $32.3 million aggregate principal amount of 2022 Convertible Notes to cover over-allotments, of which $22.8 million was subsequently exercised during December 2018, resulting in a total issuance of $237.8 million aggregate principal amount of 2022 Convertible Notes. The 2022 Convertible Notes mature on May 15, 2022, unless earlier repurchased or converted into shares of our common stock under certain circumstances described below. Upon maturity, we have the option to settle our obligation through cash, shares of common stock, or a combination of cash and shares of common stock. We pay interest on the 2022 Convertible Notes semi-annually in arrears on May 15 and November 15 of each year. Interest payments began on May 15, 2019.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

As of June 30, 2019 and December 31, 2018, the outstanding principal on the 2022 Convertible Notes was $237.8 million and $237.8 million, respectively, the unaccreted debt discount was $41.9 million and $47.7 million, respectively, and the net carrying amount of the liability component was $195.9 million and $190.1 million, respectively.

We incurred approximately $8.1 million of issuance costs related to the issuance of the 2022 Convertible Notes, of which $6.4 million and $1.7 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2022 Convertible Notes. The $6.4 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.4 million and $0.8 million, respectively, for the three and six month periods ended June 30, 2019. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $5.4 million and $6.2 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheets. See Note 10, “Interest Costs,” for additional information.

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

•

during the five-business day period following any five consecutive trading day period in which the trading price for the 2022 Convertible Notes is less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2022 Convertible Notes on each such trading day; or

•	upon the occurrence of specified corporate events.

None of the above events allowing for conversion prior to January 15, 2022 occurred during the three and six month periods ended June 30, 2019 or the year ended December 31, 2018. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2022 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding May 15, 2022.

In addition, if we undergo a fundamental change (as defined in the indenture governing the 2022 Convertible Notes), holders may, subject to certain conditions, require us to repurchase their 2022 Convertible Notes for cash at a price equal to 100% of the principal amount of the 2022 Convertible Notes to be purchased, plus any accrued and unpaid interest. In addition, following a make-whole fundamental change, we will increase the conversion rate in certain circumstances for a holder who elects to convert its 2022 Convertible Notes in connection with such make-whole fundamental change.

2020 Convertible Notes

On March 3, 2015, we issued $340.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”) in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act. We granted an option to the initial purchasers to purchase up to an additional $60.0 million aggregate principal amount of 2020 Convertible Notes to cover over-allotments, of which $21.9 million was subsequently exercised during March 2015, resulting in a total issuance of $361.9 million aggregate principal amount of 2020 Convertible Notes. The 2020 Convertible Notes mature on March 1, 2020, unless earlier repurchased or converted into shares of our common stock under certain circumstances described below. Upon maturity, we have the option to settle our obligation through cash, shares of common stock, or a combination of cash and shares of common

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

stock. We pay interest on the 2020 Convertible Notes semi-annually in arrears on March 1 and September 1 of each year. Interest payments began on September 1, 2015. In November 2018, in connection with the issuance of the 2022 Convertible Notes, we repurchased $199.9 million outstanding principal amount of the 2020 Convertible Notes at par value. As a result of the repurchase, the carrying value of the 2020 Convertible Notes was adjusted by $17.9 million to face value and included in the loss on extinguishment of debt in our consolidated statement of operations for the year ended December 31, 2018.

On April 18, 2019, we commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding 2020 Convertible Notes for an amount equal to $1,000 per $1,000 principal amount of 2020 Convertible Notes purchased, plus accrued and unpaid interest from the last interest payment date on the 2020 Convertible Notes to, but not including, the date of payment for the 2020 Convertible Notes accepted in the Tender Offer. The Tender Offer expired on May 15, 2019, resulting in the purchase of $159.0 million of outstanding 2020 Convertible Notes. As a result of the Tender Offer, the carrying value of the 2020 Convertible Notes was adjusted by $8.5 million to face value and unamortized deferred financing costs of $0.6 million were expensed. These two items are included in the loss on extinguishment of debt in our unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2019.

The $361.9 million of proceeds received from the issuance of the 2020 Convertible Notes was initially allocated between long-term debt (the liability component) at $261.9 million and additional paid-in capital (the equity component) at $100.0 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2020 Convertible Notes. If we or the holders of 2020 Convertible Notes elect not to settle the debt through conversion, we must settle the 2020 Convertible Notes at face value. Therefore, the liability component was accreted up to the face value of the 2020 Convertible Notes, which resulted in additional non-cash interest expense being recognized in the unaudited condensed consolidated statements of operations (see Note 10, “Interest Costs,” for additional information). The effective interest rate on the 2020 Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of June 30, 2019 and December 31, 2018, the outstanding principal on the 2020 Convertible Notes was $3.0 million and $162.0 million, respectively, the unamortized debt discount was zero and $12.8 million, respectively, and the net carrying amount of the liability component was $3.0 million and $149.2 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the 2020 Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2020 Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the 2020 Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.1 million and $0.3 million, respectively, for the three and six month periods ended June 30, 2019 and $0.4 million and $0.8 million, respectively, for the prior-year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, the balance of unamortized deferred financing costs related to the 2020 Convertible Notes was zero and $0.9 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 10, “Interest Costs,” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the three and six month periods ended June 30, 2019 or the year ended December 31, 2018. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2020 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

Restricted Cash—Our restricted cash balances were $9.0 million and $7.0 million, respectively, as of June 30, 2019 and December 31, 2018 and primarily consist of letters of credit and cash restricted to repurchase or repay the remaining balance of the 2020 Convertible Notes. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

10.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three and six month periods ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest costs charged to expense	$31,226	$24,928	$57,757	$49,908
Amortization of deferred financing costs	1,324	1,048	2,573	2,083
Accretion of debt discount	3,858	5,368	9,392	10,592
Amortization of debt premium	(258)	(703)	(1,018)	(1,388)

Interest expense	36,150	30,641	68,704	61,195
Interest costs capitalized to property and equipment	7	3	11	15
Interest costs capitalized to software	115	75	240	107

Total interest costs	$36,272	$30,719	$68,955	$61,317

11.	Leases

Operating and Financing Leases—We identify whether a contract contains a lease at contract inception. For leases subsequent to adoption of ASC 842, lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements for certain facilities and equipment as well as tower space and base stations. Certain tower space leases have renewal option terms that have been deemed to be reasonably certain to be exercised. These renewal options extend a lease up to 20 years. We recognize operating lease expense on a straight-line basis over the lease term. As of June 30, 2019, there are no significant leases which have not commenced.

The following is a summary of our lease expense included in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost	$5,194	$10,112
Financing lease cost
Amortization of leased assets	171	376
Interest on lease liabilities	16	27

Total lease cost	$5,381	$10,515

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$5,791	$11,908
Operating cash flows used in financing leases	16	27
Financing cash flows used in financing leases	258	383
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	768	1,047
Weighted average remaining lease term
Operating leases		8 years
Financing leases		1 year
Weighted average discount rate
Operating leases		10.3%
Financing leases		8.5%

Annual future minimum lease payments as of June 30, 2019 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2019 (period from July 1 to December 31)	$11,301	$300
2020	21,414	192
2021	21,034	—
2022	19,596	—
2023	15,765	—
Thereafter	76,952	—

Total future minimum lease payments	166,062	492
Less: Amount representing interest	(56,878)	(22)

Present value of net minimum lease payments	$109,184	$470

Reported as of June 30, 2019
Accrued liabilities	$11,565	$467
Non-current operating lease liabilities	97,619	—
Other non-current liabilities	—	3

Total lease liabilities	$109,184	$470

As of December 31, 2018, annual future minimum obligations for operating leases for each of the next five years and thereafter, were as follows (in thousands):

Years ending December 31,	Operating Leases
2019	$21,902
2020	$19,867
2021	$19,742
2022	$18,420
2023	$14,826
Thereafter	$78,100

Arrangements with Commercial Airlines—Under the turnkey model, we account for equipment transactions as operating leases of space for our equipment on the aircraft. We may be responsible for the costs of installing and/or deinstalling the equipment. Under the turnkey model, the equipment transactions involve the transfer of legal title but do not meet sales recognition for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment. Under the turnkey model, we refer to the airline as a “partner.”

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Under the turnkey model, the assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 6, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $6.1 million and $15.0 million, respectively, for the three and six month periods ended June 30, 2019 and $7.5 million and $15.1 million, respectively, for the prior-year periods as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of June 30, 2019, deferred airborne lease incentives of $24.7 million and $137.2 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2018, deferred airborne lease incentives of $24.1 million and $129.1 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet.

Under the turnkey model, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $6.8 million and $10.6 million, respectively, for the three and six month periods ended June 30, 2019 and $6.7 million and $13.1 million, respectively, for the prior-year periods.

12.	Commitments and Contingencies

Contractual Commitments—We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of June 30, 2019 commit us to purchase transponder and teleport satellite services totaling approximately $59.2 million in 2019 (July 1 through December 31), $108.8 million in 2020, $92.3 million in 2021, $76.2 million in 2022, $63.1 million in 2023 and $166.4 million thereafter.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Linksmart Litigation—On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against us and eight of our airline partners in the U.S. District Court for the Central District of California alleging that our redirection server and login portal infringe a patent owned by the plaintiff. The suits seek an unspecified amount of damages. We are required under our contracts with these airlines to indemnify them for defense costs and any liabilities resulting from the suit. The Court has stayed the suits against our airline customers pending resolution of the suit against Gogo. Linksmart has also filed suit against other defendants asserting the same patent. Following the filing by one of those defendants of a petition to commence an inter partes review against the asserted patent in the U.S. Patent and Trademark Office, the Court stayed the litigation against such other defendant and Gogo, but such stay was lifted in July 2019 when the U.S. Patent and Trademark Office determined that the petitioner had not met the standard of proof required to commence the inter partes review. We believe that the plaintiff’s claims are without merit and intend to defend them vigorously. The outcome of this litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Securities Litigation—On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Financial Officer and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In April 2019 the plaintiffs filed a response to our motion, and we filed our reply in May 2019. The parties are currently awaiting the Court’s ruling on the motion. We believe that the claims are without merit and intend to continue to defend them vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Derivative Litigation—On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer and President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. The two lawsuits were consolidated and are stayed pending the Court’s ruling on the motion to dismiss in the class action suit. We believe that the claims are without merit and intend to defend them vigorously. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to these suits. No amounts have been accrued for any potential costs under this matter, as we cannot reasonably predict the outcome of the litigation or any potential costs.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the 2024 Senior Secured Notes, 2022 Convertible Notes, 2020 Convertible Notes and, while outstanding, the 2022 Senior Secured Notes, which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the 2024 Senior Secured Notes, 2022 Convertible Notes, 2020 Convertible Notes, and, while outstanding, the 2022 Senior Secured Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment used in the calculations of fair value on our June 30, 2019 unaudited condensed consolidated balance sheet, excluding any issuance costs, is the amount that a market participant would be willing to lend at June 30, 2019 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the 2024 Senior Secured Notes, 2022 Convertible Notes and 2020 Convertible Notes. The calculated fair value of our 2022 Convertible Notes and 2020 Convertible Notes is correlated to our stock price and as a result, significant changes to our stock price could have a significant impact on their calculated fair values.

The fair value and carrying value of long-term debt as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019			December 31, 2018
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
2024 Senior Secured Notes	$955,000	$920,800	(2)	$—	$—
2022 Senior Secured Notes	—	—		737,000	702,670	(3)
2022 Convertible Notes	221,000	195,867	(4)	216,000	190,083	(4)
2020 Convertible Notes	3,000	3,046		150,000	149,195	(5)

(1)	Fair value amounts are rounded to the nearest million.
(2)	Carrying value of the 2024 Senior Secured Notes reflects the unaccreted debt discount of $4.2 million as of June 30, 2019. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.
(3)

Carrying value of the 2022 Senior Secured Notes reflects the unamortized debt premium and Consent Fees of $12.7 million as of December 31, 2018. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

(4)

Carrying value of the 2022 Convertible Notes reflects the unaccreted debt discount of $41.9 million and $47.7 million, respectively, as of June 30, 2019 and December 31, 2018. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

(5)

Carrying value of the 2020 Convertible Notes reflects the unaccreted debt discount of $12.8 million as of December 31, 2018. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

We have held-to-maturity financial instruments where carrying value approximates fair value. There were no fair value adjustments to these financial instruments during the three and six month periods ended June 30, 2019 and 2018.

14.	Income Tax

The effective income tax rates for the three and six month periods ended June 30, 2019 were (0.4)% and (0.5)%, respectively, as compared with (0.2)% and 5.4%, respectively, for the prior-year periods. For the three and six month periods ended June 30, 2019, our income tax expense was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets. An income tax benefit was recorded for the six month period ended June 30, 2018 resulting from a reduction in our valuation allowance of approximately $4.0 million due to the application of provisions of H.R. 1, commonly known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”), to our evaluation of our deferred tax assets.

We are subject to income taxation in the United States, various states within the United States, Canada, Switzerland, Japan, Mexico, Brazil, Singapore, the United Kingdom, Hong Kong, Australia, China, India, France, Germany and the Netherlands. With few exceptions, as of June 30, 2019, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2015.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and six month periods ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, we did not have a liability recorded for interest or potential penalties.

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

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in our 2018 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. For the three and six month periods ended June 30, 2019 and 2018, our foreign revenue accounted for less than 15% of our consolidated revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. Additionally, assets outside of the United States totaled less than 15% of our unaudited condensed consolidated assets as of June 30, 2019 and December 31, 2018, respectively. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

Management evaluates performance and allocates resources to each segment based on segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before interest expense, interest income, income taxes, depreciation and amortization, certain non-cash items (including amortization of deferred airborne lease incentives, stock-based compensation expense, loss on extinguishment of debt, amortization of STC costs and the accounting impact of the transition to the airline-directed model) and other income (expense). Segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment profit (loss) should not be considered in isolation or as a substitute for net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	June 30, 2019
	CA-NA	CA-ROW	BA	Total
Service revenue	$96,402	$22,573	$54,756	$173,731
Equipment revenue	9,325	14,144	16,485	39,954

Total revenue	$105,727	$36,717	$71,241	$213,685

Segment profit (loss)	$24,171	$(17,265)	$31,290	$38,196

	For the Three Months Ended
	June 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue	$95,746	$15,185	$48,125	$159,056
Equipment revenue	23,904	18,460	26,038	68,402

Total revenue	$119,650	$33,645	$74,163	$227,458

Segment profit (loss)	$7,041	$(24,474)	$36,679	$19,246

	For the Six Months Ended
	June 30, 2019
	CA-NA	CA-ROW	BA	Total
Service revenue	$188,429	$42,345	$107,969	$338,743
Equipment revenue	13,367	27,303	33,821	74,491

Total revenue	$201,796	$69,648	$141,790	$413,234

Segment profit (loss)	$47,713	$(36,414)	$64,788	$76,087

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Six Months Ended
	June 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue	$184,529	$29,430	$95,775	$309,734
Equipment revenue (1)	78,942	23,384	47,223	149,549

Total revenue	$263,471	$52,814	$142,998	$459,283

Segment profit (loss)	$8,697	$(47,079)	$69,002	$30,620

(1)

CA-NA equipment revenue for the six month period ended June 30, 2018 includes the accounting impact of the transition of one of our airline partners to the airline-directed model. See Note 1, “Basis of Presentation,” for additional information.

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
CA-NA segment profit	$24,171	$7,041	$47,713	$8,697
CA-ROW segment loss	(17,265)	(24,474)	(36,414)	(47,079)
BA segment profit	31,290	36,679	64,788	69,002

Total segment profit	38,196	19,246	76,087	30,620
Interest income	1,230	1,328	2,379	2,404
Interest expense	(36,150)	(30,641)	(68,704)	(61,195)
Depreciation and amortization	(29,967)	(31,938)	(60,716)	(67,857)
Transition to airline-directed model	—	2,249	—	21,551
Amortization of deferred airborne lease incentives (1)	6,077	7,462	15,030	15,092
Amortization of STC costs	(322)	(255)	(642)	(427)
Stock-based compensation expense	(4,318)	(4,213)	(8,645)	(8,599)
Loss on extinguishment of debt	(57,962)	—	(57,962)	—
Other income (expense)	(443)	(374)	2,922	131

Loss before income taxes	$(83,659)	$(37,136)	$(100,251)	$(68,280)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 11, “Leases,” for further information.

Major Customers and Airline Partnerships—Revenue earned from Delta Air Lines and its passengers accounted for approximately 28% of consolidated revenue for both the three and six month periods ended June 30, 2019 and approximately 23% and 22%, respectively, for the prior-year periods. Delta Air Lines accounted for approximately 11% of consolidated accounts receivable as of both June 30, 2019 and December 31, 2018.

During the three and six month periods ended June 30, 2019, American Airlines accounted for approximately 12% and 11% of consolidated revenue, respectively, and approximately 22% and 29%, respectively, for the prior-year periods. Revenue earned from American Airlines for the six month period ended June 30, 2018 included $45.4 million of equipment revenue recognized due to the airline’s transition to the airline-directed model in January 2018. See Note 1, “Basis of Presentation,” for additional information. American Airlines accounted for approximately 13% and 11%, respectively, of consolidated accounts receivable as of June 30, 2019 and December 31, 2018.

One other airline accounted for approximately 10% of consolidated accounts receivable as of June 30, 2019.

16.	Employee Retirement and Postretirement Benefits

Stock-Based Compensation—As of June 30, 2019, we maintained three stock-based employee compensation plans (“Stock Plans”). See Note 12, “Stock-Based Compensation,” in our 2018 10-K for further information regarding these plans. Most of our equity grants are awarded on an annual basis.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the six month period ended June 30, 2019, options to purchase 1,437,988 shares of common stock (of which 148,500 are options that contain a market condition and 50,000 contain a performance condition, in addition to the time-based vesting requirements) were granted, no options to purchase shares of common stock were exercised, options to purchase 456,431 (of which 278,146 options contain a market condition) shares of common stock were forfeited, and options to purchase 20,675 shares of common stock expired.

For the six month period ended June 30, 2019, 2,038,988 Restricted Stock Units (“RSUs”) (of which 86,000 are RSUs that contain a market condition and 50,000 contain a performance condition, in addition to the time-based vesting requirements) were granted, 447,646 RSUs vested and 379,521 RSUs (of which 109,760 contained a market condition) were forfeited.

For the six month period ended June 30, 2019, 64,995 restricted shares vested. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

For the six month period ended June 30, 2019, 113,744 Deferred Stock Units were granted and vested.

For the six month period ended June 30, 2019, 157,158 shares of common stock were issued under the employee stock purchase plan.

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Cost of service revenue	$374	$447	$802	$881
Cost of equipment revenue	80	59	151	113
Engineering, design and development	780	783	1,554	1,693
Sales and marketing	967	1,226	1,937	2,308
General and administrative	2,117	1,698	4,201	3,604

Total stock-based compensation expense	$4,318	$4,213	$8,645	$8,599

401(k) Plan—Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.4 million and $2.6 million, respectively, during the three and six month periods ended June 30, 2019, and $1.3 million and $2.6 million, respectively, for the prior-year periods.

17.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $17.6 million and $31.7 million, respectively, during the three and six month periods ended June 30, 2019, and $18.0 million and $37.1 million, respectively, for the prior-year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

•

an inability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price, service performance and linefit availability;

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

•

our ability to obtain additional financing for operations, or financing intended to refinance our existing indebtedness, on acceptable terms or at all, including our ability to enter into our pending asset-based revolving line of credit;

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

•

our ability to successfully implement our new enterprise resource planning system, our new integrated business plan and other improvements to systems, operations, strategy and procedures needed to support our growth; and

•

other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities Exchange Commission (“SEC”) on February 21, 2019 (the “2018 10-K”) and in Item 1A of this Quarterly Report on Form 10-Q.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2018 10-K and in Item 1A and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

•

costs associated with, and our ability to execute, our international expansion, including modifications of our network to accommodate satellite technology, development and implementation of new satellite-based technologies, and our ability to obtain and comply with foreign telecommunications, aviation and other licenses and approvals necessary for our international operations;

•	costs associated with managing a rapidly growing company;

•	our ability to obtain sufficient satellite capacity, including for heavily-trafficked areas, in the United States and internationally;

•	costs of satellite capacity in the United States and internationally, to which we may have to commit well in advance;

•	the pace and extent of adoption of our service for use on domestic and international commercial aircraft by our current and new airline partners and customers;

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

Commercial Aviation North America
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Aircraft online (at period end)	2,443	2,809	2,443	2,809
Satellite	777	578	777	578
ATG	1,666	2,231	1,666	2,231
Total aircraft equivalents (average during the period)	2,480	2,876	2,500	2,894
Net annualized average monthly service revenue per aircraft equivalent (annualized ARPA) (in thousands)	$136	$113	$131	$108

Commercial Aviation Rest of World
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Aircraft online (at period end)	691	459	691	459
Total aircraft equivalents (average during the period)	619	389	585	364
Net annualized ARPA (in thousands)	$135	$147	$135	$153

•

Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented. We assign aircraft to CA-NA or CA-ROW at the time of contract signing as follows: (i) all aircraft operated by North American airlines and under contract for ATG or ATG-4 service are assigned to CA-NA, (ii) all aircraft operated by North American airlines and under a contract for satellite service are assigned to CA-NA or CA-ROW based on whether the routes flown by such aircraft under the contract are anticipated to be predominantly within or outside of North America at the time the contract is signed, and (iii) all aircraft operated by non-North American airlines and under a contract are assigned to CA-ROW. All aircraft online for the CA-ROW segment are equipped with our satellite equipment. The decline in CA-NA’s aircraft online is due to the deinstallation of our equipment from certain American Airlines aircraft during 2018 and the three and six month periods ended June 30, 2019.

•

Aircraft equivalents. We define aircraft equivalents for a segment as the number of commercial aircraft online (as defined above) multiplied by the percentage of flights flown by such aircraft within the scope of that segment, rounded to the nearest whole aircraft and expressed as an average of the month-end figures for each month in the period. This methodology takes into account the fact that during a particular period certain aircraft may fly routes outside the scope of the segment to which they are assigned for purposes of the calculation of aircraft online. The decline in CA-NA’s aircraft equivalents is due to the deinstallation of our equipment from certain American Airlines aircraft during 2018 and the three and six month periods ended June 30, 2019.

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

Business Aviation
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Aircraft online (at period end)
Satellite	5,099	5,204	5,099	5,204
ATG	5,462	4,920	5,462	4,920
Average monthly service revenue per aircraft online
Satellite	$249	$228	$243	$239
ATG	3,091	3,027	3,081	3,032
Units Sold
Satellite	78	113	208	217
ATG	186	281	373	531
Average equipment revenue per unit sold (in thousands)
Satellite	$49	$39	$43	$40
ATG	66	67	63	65

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

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

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Service revenue	$173,731	$159,056	$338,743	$309,734
Equipment revenue	39,954	68,402	74,491	149,549

Total revenue	213,685	227,458	413,234	459,283

Operating expenses:
Cost of service revenue (exclusive of items shown below)	71,494	73,650	139,615	148,597
Cost of equipment revenue (exclusive of items shown below)	35,571	64,350	65,302	116,643
Engineering, design and development	26,912	28,409	51,640	58,186
Sales and marketing	12,994	15,427	25,312	31,328
General and administrative	27,081	21,133	49,535	46,292
Depreciation and amortization	29,967	31,938	60,716	67,857

Total operating expenses	204,019	234,907	392,120	468,903

Operating income (loss)	9,666	(7,449)	21,114	(9,620)

Other (income) expense:
Interest income	(1,230)	(1,328)	(2,379)	(2,404)
Interest expense	36,150	30,641	68,704	61,195
Loss on extinguishment of debt	57,962	—	57,962	—
Other (income) expense	443	374	(2,922)	(131)

Total other expense	93,325	29,687	121,365	58,660

Loss before income taxes	(83,659)	(37,136)	(100,251)	(68,280)
Income tax provision (benefit)	304	71	511	(3,654)

Net loss	$(83,963)	$(37,207)	$(100,762)	$(64,626)

Three and Six Months Ended June 30, 2019 and 2018

Revenue:

Revenue by segment and percent change for the three and six month periods ended June 30, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2019 over
	2019	2018	2018
Service Revenue:
CA-NA	$96,402	$95,746	0.7%
BA	54,756	48,125	13.8%
CA-ROW	22,573	15,185	48.7%

Total Service Revenue	$173,731	$159,056	9.2%

Equipment Revenue:
CA-NA	$9,325	$23,904	(61.0)%
BA	16,485	26,038	(36.7)%
CA-ROW	14,144	18,460	(23.4)%

Total Equipment Revenue	$39,954	$68,402	(41.6)%

Total Revenue:
CA-NA	$105,727	$119,650	(11.6)%
BA	71,241	74,163	(3.9)%
CA-ROW	36,717	33,645	9.1%

Total Revenue	$213,685	$227,458	(6.1)%

	For the Six Months		% Change
	Ended June 30,		2019 over
	2019	2018	2018
Service Revenue:
CA-NA	$188,429	$184,529	2.1%
BA	107,969	95,775	12.7%
CA-ROW	42,345	29,430	43.9%

Total Service Revenue	$338,743	$309,734	9.4%

Equipment Revenue:
CA-NA	$13,367	$78,942	(83.1)%
BA	33,821	47,223	(28.4)%
CA-ROW	27,303	23,384	16.8%

Total Equipment Revenue	$74,491	$149,549	(50.2)%

Total Revenue:
CA-NA	$201,796	$263,471	(23.4)%
BA	141,790	142,998	(0.8)%
CA-ROW	69,648	52,814	31.9%

Total Revenue	$413,234	$459,283	(10.0)%

Commercial Aviation North America:

CA-NA revenue decreased to $105.7 million and $201.8 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $119.7 million and $263.5 million, respectively, for the prior-year periods, primarily due to a decrease in equipment revenue offset in part by an increase in service revenue.

Equipment revenue decreased to $9.3 million and $13.4 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $23.9 million and $78.9 million, respectively, for the prior-year periods. Equipment revenue decreased during the three and six month periods ended June 30, 2019 due to fewer 2Ku installations and a shift in mix from airline-directed to turnkey installations during 2019 as compared with 2018.

Additionally, equipment revenue decreased during the six month period ended June 30, 2019 due to the transition to the airline-directed model by one airline in January 2018, which increased revenue by approximately $45.4 million for the six month period ended June 30, 2018; see Note 1, “Basis of Presentation” for additional information.

A summary of the components of CA-NA’s service revenue for the three and six month periods ended June 30, 2019 and 2018 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2019 over
	2019	2018	2018
Connectivity revenue (1)	$90,233	$88,833	1.6%
Entertainment and CAS revenue	6,169	6,913	(10.8)%

Total service revenue	$96,402	$95,746	0.7%

	For the Six Months		% Change
	Ended June 30,		2019 over
	2019	2018	2018
Connectivity revenue (1)	$170,051	$170,873	(0.5)%
Entertainment and CAS revenue	18,378	13,656	34.6%

Total service revenue	$188,429	$184,529	2.1%

(1)

Includes non-session related revenue of $5.3 million and $6.7 million, respectively, for the three and six month periods ended June 30, 2019, and $2.7 million and $4.0 million, respectively, for the prior-year periods.

CA-NA service revenue increased to $96.4 million and $188.4 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $95.7 million and $184.5 million, respectively, for the prior-year periods. The increase during the three month period ended June 30, 2019 was due to an increase in connectivity revenue offset by a decrease in entertainment and CAS revenue, while the increase during the six month period ended June 30, 2019 was primarily due to an increase in entertainment and CAS revenue.

CA-NA entertainment and CAS revenue decreased to $6.2 million for the three month period ended June 30, 2019 as compared with $6.9 million for the three month period ended June 30, 2018, but increased to $18.4 million for the six month period ended June 30, 2019 as compared with $13.7 million for the six month period ended June 30, 2018. The decrease during the three month period ended June 30, 2019 was due primarily to the deinstallation of Gogo equipment from certain American Airlines aircraft during 2018 and the six month period ended June 30, 2019. The increase during the six month period ended June 30, 2019 was due primarily to the recognition of product development-related revenue for one of our airline partners in the first quarter of 2019 offset in part by the deinstallation of Gogo equipment from certain American Airlines aircraft during 2018 and the six month period ended June 30, 2019.

Connectivity revenue increased to $90.2 million for the three month period ended June 30, 2019 from $88.8 million for the prior-year period but decreased to $170.1 million for the six month period ended June 30, 2019 from $170.9 million for the prior-year period. The increase during the three month period ended June 30, 2019 was due primarily to the one-time impact from a contract renewal with one of our airline customers, and an increase in passenger-paid, airline-paid and third party-paid revenue, offset in part by the deinstallation of Gogo equipment from certain American Airlines aircraft during 2018 and 2019. The decrease during the six month period ended June 30, 2019 was due primarily to the deinstallation of Gogo equipment from certain American Airlines aircraft during 2018 and 2019, offset in part by an increase in passenger-paid revenue, airline-paid revenue, third party-paid revenue and the one-time impact from a contract renewal with one of our airline customers.

Net annualized ARPA increased to $136 thousand and $131 thousand, respectively, for the three and six month periods ended June 30, 2019, as compared with $113 thousand and $108 thousand, respectively, for the prior-year periods. Net annualized ARPA increased for the three and six month periods ended June 30, 2019 due to the one-time impact from a contract renewal with one of our airline customers; the increase in product development-related revenue mentioned above also contributed to the increase in net annualized ARPA for the six month period. The connectivity take rate, which is the number of sessions expressed as a percentage of passengers, increased to 12.7% and 13.3%, respectively, for the three and six month periods ended June 30, 2019, as compared with 11.2% and 10.9%, respectively, for the prior-year periods, reflecting increased passenger adoption including the impact of third party-paid and airline-paid offerings, primarily under the airline-directed model.

We expect service revenue for CA-NA to decrease in the near-term primarily due to the deinstallation of Gogo equipment from certain American Airlines aircraft in 2018 and 2019.

As the recognition of CA-NA equipment revenue is a function of equipment installation schedules, equipment revenue will be driven by our ability to execute our existing airline partner contracts and enter into new contracts.

Business Aviation:

BA revenue decreased to $71.2 million and $141.8 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $74.2 million and $143.0 million, respectively, for the prior-year periods due to a decrease in equipment revenue offset in part by an increase in service revenue.

BA equipment revenue decreased to $16.5 million and $33.8 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $26.0 million and $47.2 million, respectively, for the prior-year periods due primarily to a decrease in ATG equipment revenue.

BA service revenue increased to $54.8 million and $108.0 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $48.1 million and $95.8 million, respectively, for the prior-year periods primarily due to additional customers subscribing to our Gogo Biz (ATG) service. The number of ATG aircraft online increased 11% to 5,462 as of June 30, 2019, as compared with 4,920 as of June 30, 2018.

Commercial Aviation Rest of World:

CA-ROW revenue increased to $36.7 million and $69.6 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $33.6 million and $52.8 million, respectively, for the prior-year periods. The increase for the three month period ended June 30, 2019 was due to an increase in service revenue offset in part by a decrease in equipment revenue, while the increase during the six month period ended June 30, 2019 was due to an increase in both service and equipment revenue.

CA-ROW service revenue increased to $22.6 million and $42.3 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $15.2 million and $29.4 million, respectively, for the prior-year periods, due to an increase in aircraft equivalents. Net annualized ARPA for the CA-ROW segment decreased to $135 thousand for both the three and six month periods ended June 30, 2019, as compared with $147 thousand and $153 thousand, respectively, for the prior-year periods due to an increase in aircraft online from new airline partners.

CA-ROW equipment revenue decreased to $14.1 million for the three month period ended June 30, 2019 as compared with $18.5 million for the three month period ended June 30, 2018 due to fewer installations under the airline-directed model. CA-ROW equipment revenue increased to $27.3 million as compared with $23.4 million for the six month periods ended June 30, 2019 and 2018, respectively, due to more installations under the airline-directed model in 2019 as compared with 2018.

As the recognition of CA-ROW equipment revenue is a function of equipment installation schedules, equipment revenue will be driven by our ability to execute our existing airline partner contracts and enter into new contracts.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three and six month periods ended June 30, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2019 over
	2019	2018	2018
CA-NA	$38,645	$45,594	(15.2)%
BA	13,101	10,086	29.9%
CA-ROW	19,748	17,970	9.9%

Total	$71,494	$73,650	(2.9)%

	For the Six Months		% Change
	Ended June 30,		2019 over
	2019	2018	2018
CA-NA	$75,070	$92,147	(18.5)%
BA	26,153	21,200	23.4%
CA-ROW	38,392	35,250	8.9%

Total	$139,615	$148,597	(6.0)%

CA-NA cost of service revenue decreased to $38.6 million and $75.1 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $45.6 million and $92.1 million, respectively, for the prior-year periods due to decreases in revenue share, operational costs, ATG network costs and de-icing-related costs, offset in part by increased satellite service fees.

BA cost of service revenue increased to $13.1 million and $26.2 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $10.1 million and $21.1 million, respectively, for the prior-year periods. The increase was primarily due to ATG network costs.

CA-ROW cost of service revenue increased to $19.7 million and $38.4 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $18.0 million and $35.3 million, respectively, for the prior-year period primarily due to an increase in satellite and network fees.

We expect cost of service revenue for CA-NA to plateau over time mainly due to increased satellite service fees for additional aircraft operating on our satellite network, offset by a reduction in operational costs.

As we expand our CA-ROW business, we expect to incur additional cost of service revenue in CA-ROW, reflecting increased satellite usage and network related expenses. However, we expect to see increased utilization of our network as we install additional aircraft.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and six month periods ended June 30, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2019 over
	2019	2018	2018
CA-NA	$5,865	$29,312	(80.0)%
BA	11,809	15,268	(22.7)%
CA-ROW	17,897	19,770	(9.5)%

Total	$35,571	$64,350	(44.7)%

	For the Six Months		% Change
	Ended June 30,		2019 over
	2019	2018	2018
CA-NA	$7,456	$64,798	(88.5)%
BA	23,207	27,724	(16.3)%
CA-ROW	34,639	24,121	43.6%

Total	$65,302	$116,643	(44.0)%

Cost of equipment revenue decreased to $35.6 million and $65.3 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $64.4 million and $116.6 million, respectively, for the prior-year periods.

The decrease in CA-NA for the three and six month periods ended June 30, 2019, as compared with the prior-year periods was due to a decrease in costs associated with remediation of quality issues related to our 2Ku technology and fewer installations under the airline-directed model during 2019 as compared with 2018. Additionally, the decrease for the six month period ended June 30, 2019 as compared with the prior-year period was due to the transition to the airline-directed model by one airline in January 2018, which included cost of equipment revenue of approximately $26.1 million, while we had no such activity in 2019; see Note 1, “Basis of Presentation” for additional information.

The decrease in BA was due to a decrease in equipment revenue and changes in product mix.

The decrease in CA-ROW during the three month period was due to the decrease in activity under airline-directed model, while the increase during the six month period was due to an increase in activity under the airline-directed model.

We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased 5.3% and 11.3% to $26.9 million and $51.6 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $28.4 million and $58.2 million, respectively, for the prior-year periods due to decreased program and personnel-related expenses in CA-ROW and CA-NA, offset in part by increased product development costs at BA.

We expect consolidated engineering, design and development expenses to decrease as a percentage of consolidated service revenue over time.

Sales and Marketing Expenses:

Sales and marketing expenses decreased 15.8% and 19.2% to $13.0 million and $25.3 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $15.4 million and $31.3 million, respectively, for the prior-year periods due to decreases in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated service revenue was 7.5% for both the three and six month periods ended June 30, 2019, as compared with 9.7% and 10.1% for the prior-year periods.

We expect consolidated sales and marketing expenses to decrease as a percentage of consolidated service revenue over time.

General and Administrative Expenses:

General and administrative expenses increased 28.1% and 7.0% to $27.1 million and $49.5 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $21.1 million and $46.3 million, respectively, for the prior-year periods primarily due to increases in CA-NA and BA. The increase in CA-NA was primarily due to establishment of a bad debt reserve for a non-airline customer during the second quarter of 2019 while the increase in BA was primarily due to increases in personnel-related expenses and various administrative costs. Consolidated general and administrative expenses as a percentage of total consolidated service revenue was 15.6% and 14.6% for the three and six month periods ended June 30, 2019, as compared with 13.3% and 14.9% for the prior-year periods.

We expect general and administrative expenses to decrease as a percentage of consolidated service revenue over time.

Segment Profit (Loss):

CA-NA’s segment profit increased 243.3% and 448.6% to $24.2 million and $47.7 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $7.0 million and $8.7 million, respectively, for the prior-year periods due to the changes as discussed above.

BA’s segment profit decreased 14.7% and 6.1% to $31.3 million and $64.8 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $36.7 million and $69.0 million, respectively, for the prior-year periods primarily due to the changes as discussed above.

CA-ROW’s segment loss decreased 29.5% and 22.7% to $17.3 million and $36.4 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $24.5 million and $47.1 million, respectively, for the prior-year periods due to the changes as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense decreased 6.2% and 10.5% to $30.0 million and $60.7 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $31.9 million and $67.9 million, respectively, for the prior-year periods due to decreased amortization of capitalized software and accelerated depreciation expense for certain upgrades and decommission programs that were completed in the first half of 2018.

We expect that our depreciation and amortization expense will vary in the future depending upon the number of installations under the turnkey model.

Other (Income) Expense:

Other (income) expense and percent change for the three and six month periods ended June 30, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2019 over
	2019	2018	2018
Interest income	$(1,230)	$(1,328)	(7.4)%
Interest expense	36,150	30,641	18%
Loss on extinguishment of debt	57,962	—	n/a
Other expense	443	374	18.4%

Total	$93,325	$29,687	214.4%

	For the Six Months		% Change
	Ended June 30,		2019 over
	2019	2018	2018
Interest income	$(2,379)	$(2,404)	(1.0)%
Interest expense	68,704	61,195	12.3%
Loss on extinguishment of debt	57,962	—	n/a
Other income	(2,922)	(131)	2,130.5%

Total	$121,365	$58,660	106.9%

Total other expense increased to $93.3 million and $121.4 million, respectively, for the three and six month periods ended June 30, 2019, as compared with $29.7 million and $58.7 million, respectively, for the prior-year periods due to the loss on extinguishment of debt and increased interest expense due to higher average debt levels outstanding during the current year as compared with the prior-year period; for the six month period ended June 30, 2019 these factors were offset in part by $3.2 million of net proceeds from a litigation settlement in the first quarter of 2019.

We expect our interest expense to increase in 2019 as compared to 2018 due to higher average debt outstanding because of the issuances of the 2024 Senior Secured Notes in April and May 2019 and the 2022 Convertible Notes in November 2018 and the associated accretion expense and amortization of deferred financing costs for such issuances. These increases will be partially offset by the reduction in interest expense related to the 2022 Senior Secured Notes, which were redeemed in full in May 2019, and the partial repurchase of the 2020 Convertible Notes. See Note 9, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information.

Income Taxes:

The effective income tax rates for the three and six month periods ended June 30, 2019 were (0.4)% and (0.5)%, respectively, as compared with (0.2)% and 5.4%, respectively, for the prior-year periods. For the three and six month periods ended June 30, 2019, our income tax expense was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets. An income tax benefit was recorded for the six month period ended June 30, 2018 resulting from a reduction in our valuation allowance of approximately $4.0 million due to the application of provisions of H.R. 1, commonly known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”), to our evaluation of our deferred tax assets.

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

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net loss attributable to common stock before interest expense, interest income, income taxes, depreciation expense and amortization of other intangible assets.

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) amortization of deferred airborne lease incentives, (iii) amortization of STC costs, (iv) the accounting impact of the transition to the airline-directed model, (v) proceeds from litigation settlement and (vi) loss on extinguishment of debt. Our management believes that the use of Adjusted EBITDA eliminates items that, management believes, have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude the accounting impact of the transition by one of our airline partners to the airline-directed model and the loss on extinguishment of debt from Adjusted EBITDA because of the non-recurring nature of these activities.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(83,963)	$(37,207)	$(100,762)	$(64,626)
Interest expense	36,150	30,641	68,704	61,195
Interest income	(1,230)	(1,328)	(2,379)	(2,404)
Income tax provision (benefit)	304	71	511	(3,654)
Depreciation and amortization	29,967	31,938	60,716	67,857

EBITDA	(18,772)	24,115	26,790	58,368
Stock-based compensation expense	4,318	4,213	8,645	8,599
Amortization of deferred airborne lease incentives	(6,077)	(7,462)	(15,030)	(15,092)
Amortization of STC costs	322	255	642	427
Transition to airline-directed model	—	(2,249)	—	(21,551)
Loss on extinguishment of debt	57,962	—	57,962	—
Proceeds from litigation settlement	—	—	(3,215)	—

Adjusted EBITDA	$37,753	$18,872	$75,794	$30,751

Unlevered Free Cash Flow:
Net cash provided by (used in) operating activities (GAAP) (1)	$11,691	$17,176	$5,535	$(29,029)
Consolidated capital expenditures (1)	(14,534)	(52,508)	(42,245)	(115,166)

Free cash flow	(2,843)	(35,332)	(36,710)	(144,195)
Cash paid for interest (1)	40,257	—	86,420	49,911
Interest income (2)	(1,230)	(1,328)	(2,379)	(2,404)

Unlevered free cash flow	$36,184	$(36,660)	$47,331	$(96,688)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	See unaudited condensed consolidated statements of operations.

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

Some of these limitations include:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;

•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;

•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;

•	Adjusted EBITDA does not reflect non-cash components of employee compensation;

•	Free Cash Flow and Unlevered Free Cash Flow do not represent the total increase or decrease in our cash balance for the period; and

•	since other companies in our or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$5,535	$(29,029)
Net cash used in investing activities	(2,562)	(25,565)
Net cash used in financing activities	(2,837)	(1,444)
Effect of foreign exchange rate changes on cash	(378)	(373)

Net decrease in cash, cash equivalents and restricted cash	(242)	(56,411)
Cash, cash equivalents and restricted cash at the beginning of period	191,116	203,729

Cash, cash equivalents and restricted cash at the end of period	$190,874	$147,318

Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$190,874	$147,318
Less: current restricted cash	1,035	1,738
Less: non-current restricted cash	7,972	5,160

Cash and cash equivalents at the end of the period	$181,867	$140,420

Short-term investments	$—	$123,191

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

Liquidity:

Excluding the impact of our initial public offering, our prior credit facility, the 2022 Convertible Notes, the 2020 Convertible Notes, the 2024 Senior Secured Notes and the 2022 Senior Secured Notes, to date we have not generated positive cash flows on a consolidated basis. However, based on our current plans, we believe that our cash, cash equivalents and cash flows provided by operating activities will be sufficient to meet our near- and long-term operating obligations, including our capital expenditure requirements. As detailed in Note 9, “Long-Term Debt and Other Liabilities,” in April 2019 and May 2019, we entered into financing transactions that extended the maturity of our senior secured indebtedness to 2024 and generated funds sufficient to repay, repurchase or retire our 2020 Convertible Notes (of which we repurchased $159 million aggregate principal amount in May 2019). Our intent is to continue to access the capital markets to refinance our future debt obligations on an as-needed basis.

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

For additional information on the 2024 Senior Secured Notes, 2022 Senior Secured Notes, the 2022 Convertible Notes and the 2020 Convertible Notes, see Note 9, “Long-Term Debt and Other Liabilities,” to our unaudited condensed consolidated financial statements.

Cash flows provided by (used in) Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Net loss	$(100,762)	$(64,626)
Non-cash charges and credits	142,784	68,810
Changes in operating assets and liabilities	(36,487)	(33,213)

Net cash provided by (used in) operating activities	$5,535	$(29,029)

For the six month period ended June 30, 2019, cash provided by operating activities was $5.5 million as compared with net cash used in operating activities of $29.0 million in the prior-year period. The principal contributors to the change in operating cash flows were:

•	A $37.8 million change in net loss adjusted for non-cash charges and credits, offset in part by

•	A $3.3 million change in cash flows related to operating assets and liabilities resulting from:

•	A decrease in cash flows due to the following:

•

Changes in accrued interest due primarily to the issuance of the 2024 Senior Secured Notes in the second quarter of 2019 and the issuance of the 2022 Convertible Notes in the fourth quarter of 2018, while accrued interest remained flat during 2018;

•	Changes in CA-NA’s and CA-ROW’s accounts payable and accrued liabilities due primarily to the timing of payments;

•	Changes in CA-NA’s and CA-ROW’s contract assets due to more activity under our airline-directed model during the current year as compared with the prior year;

•	Changes in CA-NA’s and CA-ROW’s deferred revenue as deferred revenue balances decreased during 2019 and increased during 2018;

•	Changes in BA’s inventory due to a decrease in equipment revenue; and

•	Changes in CA-NA’s warranty reserves, due to costs associated with remediation of quality issues associated with our 2Ku technology during 2018, which remediation did not occur in the current year.

•	Offset in part by an increase in cash flows due to the following:

•	Changes in CA-NA’s and CA-ROW’s accounts receivable due primarily to the timing of collections;

•

Changes in CA-NA’s and CA-ROW’s inventories as we allocated a smaller portion of our uninstalled airborne equipment to inventory due to the transition of one our airline partners from the airline-directed model to the turnkey model in the first quarter of 2019;

•	Changes in BA’s accounts payable and accrued liabilities due primarily to the timing of payments; and

•	Changes in all three segments’ prepaid expenses due to the timing of payments.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “— Capital Expenditures” below. Additionally, cash used in investing activities includes net changes in our short-term investments of a cash inflow of $39.3 million and $89.6 million, respectively, for the six month periods ended June 30, 2019 and 2018.

Cash flows used in Financing Activities:

Cash used in financing activities for the six month period ended June 30, 2019 was $2.8 million primarily due to the full redemption of outstanding 2022 Senior Secured Notes (including the make-whole premium payable under the indenture governing the 2022 Senior Secured Notes), totaling $741.4 million, the repurchase of $159.0 million of outstanding 2020 Convertible Notes and the payment of $22.6 million of deferred financing costs associated with the issuance of the 2024 Senior Secured Notes, offset in part by $920.7 million of proceeds from the issuance of the 2024 Senior Secured Notes.

Cash used in financing activities for the six month period ended June 30, 2018 was $1.4 million primarily due to financing lease payments.

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

Capital expenditures for the six month periods ended June 30, 2019 and 2018 were $42.2 million and $115.2 million, respectively. The decrease in capital expenditures was primarily due to a decrease in airborne equipment purchases as well as a decrease in capitalized software.

We expect that our capital expenditures will vary in the future depending upon the number of installations under the turnkey model.

Other

Contractual Commitments: The following table summarizes our contractual obligations (including those that require us to make future cash payments) as of December 31, 2018, except for 2024 Senior Secured Notes, Interest on 2024 Senior Secured Notes, 2020 Convertible Notes and Interest on 2020 Convertible Notes which are as of June 30, 2019. Additionally, we removed the 2022 Senior Secured Notes and Interest on 2022 Senior Secured Notes due to the full redemption in May 2019. The future contractual requirements include payments required for our operating leases and contractual purchase agreements (in thousands).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Capital lease obligations	$925	$707	$218	$—	$—
Operating lease obligations	172,857	21,902	39,609	33,246	78,100
Purchase obligations (1)	298,221	298,221	—	—	—
2022 Convertible Notes (2)	237,750	—	—	237,750	—
Interest on 2022 Convertible Notes	48,144	14,265	28,530	5,349	—
2020 Convertible Notes (2)	3,046	3,046	—	—	—
Interest on 2020 Convertible Notes	76	76	—	—	—
2024 Senior Secured Notes (2)	925,000	—	—	925,000	—
Interest on 2024 Senior Secured Notes	449,108	91,344	182,688	175,076	—
Satellite transponder and teleport services	548,855	98,889	166,284	124,696	158,986
Deferred revenue arrangements (3)	60,053	38,571	4,677	4,229	12,576
Deferred airborne lease incentives (4)	153,231	24,145	42,665	41,785	44,636
Other long-term obligations (5)	61,572	11,521	11,213	1,478	37,360

Total	$2,958,838	$602,687	$475,884	$1,548,609	$331,658

(1)

As of December 31, 2018, our outstanding purchase obligations represented obligations to vendors to meet operational requirements as part of the normal course of business and related primarily to information technology, research and development, sales and marketing and production related activities.

(2)	See Note 9, “Long-Term Debt and Other Liabilities,” for more information.
(3)	Amounts represent obligations to provide services for which we have already received cash from our customers.
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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasuries, U.S. Government Agency Securities, and Money Market Funds. Our cash and cash equivalents as of June 30, 2019 and December 31, 2018 primarily included amounts in bank deposit accounts and Money Market Funds. We believe that a change in average interest rates would not materially affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of June 30, 2019 and December 31, 2018 included amounts in bank deposit accounts and money market funds; and as of December 31, 2018 our short-term investments consisted of U.S. Treasury bills. We believe we have minimal interest rate risk; a 10% change in the average interest rate on our portfolio would have reduced interest income for the three and six month periods ended June 30, 2019 and 2018 by an immaterial amount.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Linksmart Litigation—On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against us and eight of our airline partners in the U.S. District Court for the Central District of California alleging that our redirection server and login portal infringe a patent owned by the plaintiff. The suits seek an unspecified amount of damages. We are required under our contracts with these airlines to indemnify them for defense costs and any liabilities resulting from the suit. The Court has stayed the suits against our airline customers pending resolution of the suit against Gogo. Linksmart has also filed suit against other defendants asserting the same patent. Following the filing by one of those defendants of a petition to commence an inter partes review against the asserted patent in the U.S. Patent and Trademark Office, the Court stayed the litigation against such other defendant and Gogo, but such stay was lifted in July 2019 when the U.S. Patent and Trademark Office determined that the petitioner had not met the standard of proof required to commence the inter partes review. We believe that the plaintiff’s claims are without merit and intend to defend them vigorously. The outcome of this litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Securities Litigation—On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Financial Officer and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In April 2019 the plaintiffs filed a response to our motion, and we filed our reply in May 2019. The parties are currently awaiting the Court’s ruling on the motion. We believe that the claims are without merit and intend to continue to defend them vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Derivative Litigation—On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer and President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. The two lawsuits were consolidated and are stayed pending the Court’s ruling on the motion to dismiss in the class action suit. We believe that the claims are without merit and intend to defend them vigorously. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to these suits. No amounts have been accrued for any potential costs under this matter, as we cannot reasonably predict the outcome of the litigation or any potential costs.

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

The following risk factor updates the corresponding risk factor in our 2018 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2018 10-K.

We may not be able to grow our business with current airline partners or successfully negotiate agreements with airlines to which we do not currently provide the Gogo service; the outcome of negotiations with airline partners regarding a business model under which the airlines provide free service to passengers and the effect of this shift and other possible shifts in business models on our revenue and results of operations cannot be predicted.

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

Under our turnkey model, we provide the connectivity service, determine passenger pricing and share revenue with the airline. Several of our airline partners have adopted or have the option to adopt the airline-directed model, under which the airlines purchase bandwidth from us and distribute it to their passengers on a paid or complimentary basis. Under the airline-directed model, the airline retains pricing discretion over the cost of our service to passengers and the extent to which we receive revenue under this model is directly related to passenger usage. As a result, a failure by airlines to price our service appropriately has and could continue to adversely affect our results. We are currently in negotiations with certain airline partners regarding amendments to our existing contracts that would enable such partners to offer free Gogo service to their passengers under our airline directed business model and other airline partners may elect to move to a free-to-passengers business model. We expect commercial models and contract terms to continue to evolve, and we anticipate that third-party payors (including airlines) will generate an increasing portion of our revenue and that the portion of our revenue paid by passengers using our service will decline. Certain airline partners have recently shifted or informed us that they intend to shift from the airline directed model to the turnkey model, and we are unable to predict to what extent future shifts in commercial models will occur or the effect that such shifts in models will have on our results of operations. In addition, our growth will depend in part on our ability to reach agreements with OEMs to have our equipment factory-installed on certain aircraft, which will require us to comply with OEM specifications, which may be costly and time-consuming. To the extent that any negotiations with current or potential airline partners are unsuccessful, or any existing or future agreements, including those reflecting evolving business models and/or a shift to free passenger service under the airline directed model, prove generally less favorable to us than expected or as compared to previous agreements, our business, financial condition and results of operations may be materially adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

4.10	Second Supplemental Indenture, dated as of April 25, 2019, between Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

4.11	Indenture, dated as of April 25, 2019, between Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

4.12	Form of 9.875% Senior Secured Note due 2024 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

4.13	Form of Crossing Lien Intercreditor Agreement (incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

4.14	First Supplemental Indenture, dated as of May 3, 2019, by and among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 3, 2019 (File No. 001-35975)).

10.1.62†	Letter Agreement, dated as of April 22, 2019, by and between Gogo LLC and American Airlines, Inc.

10.1.63†	Amendment No. 2 to the Service Order, between Gogo LLC and New Skies Satellites B.V., effective as of May 1, 2019.

10.8.12	Collateral Agreement, dated as of April 25, 2019, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc. and the Subsidiary Guarantors party thereto, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

10.8.13	Collateral Agency Agreement, dated as of April 25, 2019, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

10.8.14	Patent Security Agreement, dated as of April 25, 2019, by Gogo LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

10.8.15	Trademark Security Agreement, dated as of April 25, 2019, among Gogo LLC and Gogo Business Aviation LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

10.8.16	Copyright Security Agreement, dated as of April 25, 2019, by Gogo LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 25, 2019 (File No. 001-35975)).

10.8.17	Reaffirmation Agreement, dated as of May 7, 2019, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc. and the Subsidiary Guarantors party thereto (incorporated by reference to Exhibit 10.8.17 to Form 10-Q filed on May 9, 2019 (File No. 001-35975)).

10.8.18	Additional Secured Debt Designation, dated as of May 7, 2019, between Gogo Intermediate Holdings LLC and Gogo Finance Co. Inc. as acknowledged by U.S. Bank National Association (incorporated by reference to Exhibit 10.8.18 to Form 10-Q filed on May 9, 2019 (File No. 001-35975)).

10.8.19	Purchase Agreement, dated as of April 17, 2019, by and among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain provisions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.
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
Date: August 8, 2019
/s/ Oakleigh Thorne
Oakleigh Thorne
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)