Form 10-Q
period 2019-09-30
Gogo Inc.
filed 2019-11-07
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, 88,157,826 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$217,662	$184,155
Short-term investments	—	39,323

Total cash, cash equivalents and short-term investments	217,662	223,478
Accounts receivable, net of allowances of $3,542 and $500, respectively	102,708	134,308
Inventories	133,413	193,045
Prepaid expenses and other current assets	25,018	34,695

Total current assets	478,801	585,526

Non-current assets:
Property and equipment, net	553,040	511,867
Goodwill and intangible assets, net	80,381	83,491
Operating lease right-of-use assets	84,483	—
Other non-current assets	83,669	84,212

Total non-current assets	801,573	679,570

Total assets	$1,280,374	$1,265,096

Liabilities and Stockholders’ deficit Current liabilities:
Accounts payable	$25,521	$23,860
Accrued liabilities	200,753	213,111
Deferred revenue	32,499	38,571
Deferred airborne lease incentives	24,954	24,145

Total current liabilities	283,727	299,687

Non-current liabilities:
Long-term debt	1,096,166	1,024,893
Deferred airborne lease incentives	133,328	129,086
Non-current operating lease liabilities	96,208	—
Other non-current liabilities	53,774	80,191

Total non-current liabilities	1,379,476	1,234,170

Total liabilities	1,663,203	1,533,857

Commitments and contingencies (Note 12)	—	—
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2019 and December 31, 2018; 88,209,754 and 87,678,812 shares issued at September 30, 2019 and December 31, 2018, respectively; and 88,157,826 and 87,560,694 shares outstanding at September 30, 2019 and December 31, 2018, respectively	9	9
Additional paid-in-capital	975,462	963,458
Accumulated other comprehensive loss	(2,880)	(3,554)
Accumulated deficit	(1,355,420)	(1,228,674)

Total stockholders’ deficit	(382,829)	(268,761)

Total liabilities and stockholders’ deficit	$1,280,374	$1,265,096

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Service revenue	$158,399	$160,376	$497,142	$470,110
Equipment revenue	42,783	56,881	117,274	206,430

Total revenue	201,182	217,257	614,416	676,540

Operating expenses:
Cost of service revenue (exclusive of items shown below)	73,891	69,476	213,506	218,073
Cost of equipment revenue (exclusive of items shown below)	28,830	53,960	94,132	170,603
Engineering, design and development	28,877	30,018	80,517	88,204
Sales and marketing	12,334	13,963	37,646	45,291
General and administrative	20,740	24,860	70,275	71,152
Depreciation and amortization	29,292	32,590	90,008	100,447

Total operating expenses	193,964	224,867	586,084	693,770

Operating income (loss)	7,218	(7,610)	28,332	(17,230)

Other (income) expense:
Interest income	(987)	(903)	(3,366)	(3,307)
Interest expense	30,740	30,743	99,444	91,938
Loss on extinguishment of debt	—	—	57,962	—
Other (income) expense	143	72	(2,779)	(59)

Total other expense	29,896	29,912	151,261	88,572

Loss before income taxes	(22,678)	(37,522)	(122,929)	(105,802)
Income tax provision (benefit)	213	195	724	(3,459)

Net loss	$(22,891)	$(37,717)	$(123,653)	$(102,343)

Net loss attributable to common stock per share—basic and diluted	$(0.28)	$(0.47)	$(1.54)	$(1.28)

Weighted average number of shares—basic and diluted	80,908	80,196	80,370	79,948

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(22,891)	$(37,717)	$(123,653)	$(102,343)
Currency translation adjustments, net of tax	(663)	378	674	(1,835)

Comprehensive loss	$(23,554)	$(37,339)	$(122,979)	$(104,178)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(123,653)	$(102,343)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	90,008	100,447
Loss on asset disposals, abandonments and write-downs	8,246	8,103
Gain on transition to airline-directed model	—	(21,551)
Deferred income taxes	133	(3,866)
Stock-based compensation expense	12,711	12,531
Amortization of deferred financing costs	3,901	3,143
Accretion and amortization of debt discount and premium	11,490	14,000
Loss on extinguishment of debt	57,962	—
Changes in operating assets and liabilities:
Accounts receivable	28,496	(28,501)
Inventories	12,823	(37,451)
Prepaid expenses and other current assets	9,752	(1,141)
Contract assets	(18,982)	(21,557)
Accounts payable	993	5,568
Accrued liabilities	(11,292)	13,211
Deferred airborne lease incentives	(1,729)	(4,040)
Deferred revenue	(1,412)	(2,216)
Accrued interest	(1,993)	(24,955)
Warranty reserves	2,289	5,888
Other non-current assets and liabilities	(4,404)	(7,166)

Net cash provided by (used in) operating activities	75,339	(91,896)

Investing activities:
Purchases of property and equipment	(65,516)	(107,096)
Acquisition of intangible assets—capitalized software	(12,712)	(17,316)
Purchases of short-term investments	—	(39,323)
Redemptions of short-term investments	39,323	163,540
Other, net	2,504	—

Net cash used in investing activities	(36,401)	(195)

Financing activities:
Proceeds from issuance of senior secured notes	920,683	—
Redemption of senior secured notes	(741,360)	—
Repurchase of convertible notes	(159,502)	—
Payment of debt issuance costs	(23,433)	—
Payments on financing leases	(552)	(1,626)
Stock-based compensation activity	88	81

Net cash used in financing activities	(4,076)	(1,545)

Effect of exchange rate changes on cash	(357)	(530)
Increase (decrease) in cash, cash equivalents and restricted cash	34,505	(94,166)
Cash, cash equivalents and restricted cash at beginning of period	191,116	203,729

Cash, cash equivalents and restricted cash at end of period	$225,621	$109,563

Cash, cash equivalents and restricted cash at end of period	$225,621	$109,563
Less: current restricted cash	535	1,773
Less: non-current restricted cash	7,424	5,126

Cash and cash equivalents at end of period	$217,662	$102,664

Supplemental Cash Flow Information:
Cash paid for interest	$86,477	$99,823
Cash paid for taxes	456	390
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$15,363	$14,739
Purchases of property and equipment paid by commercial airlines	13,653	5,920

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at June 30, 2019	88,062,965	$9	$971,130	$(2,217)	$(1,332,529)	$(363,607)
Net loss	—	—	—	—	(22,891)	(22,891)
Currency translation adjustments, net of tax	—	—	—	(663)	—	(663)
Stock-based compensation expense	—	—	4,066	—	—	4,066
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	13,892	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(27)	—	—	(27)
Issuance of common stock in connection with employee stock purchase plan	80,969	—	293	—	—	293

Balance at September 30, 2019	88,157,826	$9	$975,462	$(2,880)	$(1,355,420)	$(382,829)

	For the Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at June 30, 2018	87,351,300	$9	$907,071	$(3,146)	$(1,132,146)	$(228,212)
Net loss	—	—	—	—	(37,717)	(37,717)
Currency translation adjustments, net of tax	—	—	—	378	—	378
Stock-based compensation expense	—	—	3,932	—	—	3,932
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	16,370	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(27)	—	—	(27)
Issuance of common stock in connection with employee stock purchase plan	90,761	—	365	—	—	365

Balance at September 30, 2018	87,458,431	$9	$911,341	$(2,768)	$(1,169,863)	$(261,281)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at January 1, 2019	87,560,694	$9	$963,458	$(3,554)	$(1,228,674)	$(268,761)
Net loss	—	—	—	—	(123,653)	(123,653)
Currency translation adjustments, net of tax	—	—	—	674	—	674
Stock-based compensation expense	—	—	12,711	—	—	12,711
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	359,005	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(834)	—	—	(834)
Issuance of common stock in connection with employee stock purchase plan	238,127	—	922	—	—	922
Repurchase of 2020 Convertible Notes	—	—	(795)	—	—	(795)
Impact of the adoption of ASC 842	—	—	—	—	(3,093)	(3,093)

Balance at September 30, 2019	88,157,826	$9	$975,462	$(2,880)	$(1,355,420)	$(382,829)

	For the Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance at January 1, 2018	86,843,928	$9	$898,729	$(933)	$(1,089,369)	$(191,564)
Net loss	—	—	—	—	(102,343)	(102,343)
Currency translation adjustments, net of tax	—	—	—	(1,835)	—	(1,835)
Stock-based compensation expense	—	—	12,531	—	—	12,531
Issuance of common stock upon exercise of stock options	2,500	—	21	—	—	21
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	380,242	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(1,154)	—	—	(1,154)
Issuance of common stock in connection with employee stock purchase plan	231,761	—	1,214	—	—	1,214
Impact of the adoption of ASC 606	—	—	—	—	21,849	21,849

Balance at September 30, 2018	87,458,431	$9	$911,341	$(2,768)	$(1,169,863)	$(261,281)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The results of operations and cash flows for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

We have one class of common stock outstanding as of September 30, 2019 and December 31, 2018.

Reclassifications – To conform with the current year presentation, $652 thousand of the current portion of financing lease liabilities has been combined with accrued liabilities within our unaudited condensed consolidated balance sheet as of December 31, 2018.

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

As of January 1, 2019, one airline transitioned from the airline-directed model to the turnkey model. This transition did not have a material impact to our unaudited condensed consolidated statements of operations. However, as a result of such transition, $46.8 million of Inventory was reclassified to Property and equipment, net as of January 1, 2019. See Note 2, “Summary of Significant Accounting Policies—Inventories,” in our 2018 10-K for information regarding the allocation of airborne equipment between Inventories and Property and equipment, net. In September 2019, an additional airline transitioned from the airline-directed model to the turnkey model. This transition did not have a material impact to our unaudited condensed consolidated statements of operations and resulted in the reclassification of amounts primarily between other non-current assets and operating lease right-of-use assets within our unaudited condensed consolidated balance sheet.

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

Remaining performance obligations

As of September 30, 2019, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations is approximately $551 million, most of which relates to our commercial aviation contracts. Approximately $79 million represents future equipment revenue that is expected to be recognized within the next one to three years. The remaining $472 million primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract (approximately 5-10 years). We have excluded from this amount: all variable consideration derived from our connectivity or entertainment services that is allocated entirely to our performance of obligations related to such services; consideration from contracts that have an original duration of one year or less; revenue from passenger service on airlines operating under the turnkey model; and revenue from contracts that have been executed but under which have not yet met the accounting definition of a contract since the airline has not yet determined which products in our portfolio it wishes to select, and, as a result we are unable to determine which products and services will be transferred to the customer.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended September 30, 2019
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$73,222	$21,580	$54,698	$149,500
Entertainment, CAS and other	7,248	1,000	651	8,899

Total service revenue	$80,470	$22,580	$55,349	$158,399

Equipment revenue
ATG	$2,247	$—	$20,099	$22,346
Satellite	1,178	13,127	5,292	19,597
Other	240	—	600	840

Total equipment revenue	$3,665	$13,127	$25,991	$42,783

Customer type
Airline passenger and aircraft owner/operator	$45,744	$7,204	$55,349	$108,297
Airline, OEM and aftermarket dealer	28,258	26,400	25,991	80,649
Third party	10,133	2,103	—	12,236

Total revenue	$84,135	$35,707	$81,340	$201,182

	For the Three Months Ended September 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$85,930	$17,168	$48,926	$152,024
Entertainment, CAS and other	7,513	478	361	8,352

Total service revenue	$93,443	$17,646	$49,287	$160,376

Equipment revenue
ATG	$2,518	$—	$20,158	$22,676
Satellite	12,509	17,551	4,022	34,082
Other	—	—	123	123

Total equipment revenue	$15,027	$17,551	$24,303	$56,881

Customer type
Airline passenger and aircraft owner/operator	$53,873	$6,086	$49,287	$109,246
Airline, OEM and aftermarket dealer	39,336	27,146	24,303	90,785
Third party	15,261	1,965	—	17,226

Total revenue	$108,470	$35,197	$73,590	$217,257

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Nine Months Ended September 30, 2019
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$243,273	$62,090	$161,559	$466,922
Entertainment, CAS and other	25,626	2,835	1,759	30,220

Total service revenue	$268,899	$64,925	$163,318	$497,142

Equipment revenue
ATG	$10,755	$—	$43,778	$54,533
Satellite	5,137	40,430	14,336	59,903
Other	1,140	—	1,698	2,838

Total equipment revenue	$17,032	$40,430	$59,812	$117,274

Customer type
Airline passenger and aircraft owner/operator	$155,993	$19,822	$163,318	$339,133
Airline, OEM and aftermarket dealer	96,054	79,571	59,812	235,437
Third party	33,884	5,962	—	39,846

Total revenue	$285,931	$105,355	$223,130	$614,416

	For the Nine Months Ended
	September 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$256,803	$45,365	$144,149	$446,317
Entertainment, CAS and other	21,169	1,711	913	23,793

Total service revenue	$277,972	$47,076	$145,062	$470,110

Equipment revenue
ATG (1)	$49,534	$—	$56,076	$105,610
Satellite (1)	44,435	40,935	12,741	98,111
Other	—	—	2,709	2,709

Total equipment revenue	$93,969	$40,935	$71,526	$206,430

Customer type
Airline passenger and aircraft owner/operator	$161,515	$15,912	$145,062	$322,489
Airline, OEM and aftermarket dealer (2)	165,903	66,151	71,526	303,580
Third party	44,523	5,948	—	50,471

Total revenue	$371,941	$88,011	$216,588	$676,540

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

Contract balances

Our current and non-current deferred revenue balances totaled $62.7 million and $60.1 million as of September 30, 2019 and December 31, 2018, respectively. Deferred revenue includes, among other things, equipment, multi-pack and subscription connectivity products, sponsorship activities and airline-directed connectivity and entertainment.

Our current and non-current contract asset balances totaled $61.3 million and $59.9 million as of September 30, 2019 and December 31, 2018, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings for our airline-directed contracts.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Capitalized STC balances for our airline-directed contracts were $17.6 million and $16.5 million as of September 30, 2019 and December 31, 2018, respectively. The capitalized STC costs are amortized over the life of the associated airline-directed contracts as part of our engineering, design and development costs in our unaudited condensed consolidated statements of operations. Total amortization expense was $1.3 million and $1.9 million, respectively, for the three and nine month periods ended September 30, 2019, and $0.3 million and $0.7 million for the respective prior-year periods.

4.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 9, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Accordingly, the calculation of weighted average shares outstanding as of September 30, 2019 and 2018 excludes approximately 7.2 million shares that will be repurchased as a result of the Forward Transactions.

As a result of the net loss for the three and nine month periods ended September 30, 2019 and 2018, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2019 and 2018; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2019 and 2018 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(22,891)	$(37,717)	$(123,653)	$(102,343)
Less: Participation rights of the Forward Transactions	—	—	—	—

Undistributed losses	$(22,891)	$(37,717)	$(123,653)	$(102,343)

Weighted-average common shares outstanding-basic and diluted	80,908	80,196	80,370	79,948

Net loss attributable to common stock per share-basic and diluted	$(0.28)	$(0.47)	$(1.54)	$(1.28)

5.	Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of cost (average cost) or market. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Work-in-process component parts	$27,644	$30,340
Finished goods (1)	105,769	162,705

Total inventory	$133,413	$193,045

(1)

The change between September 30, 2019 and December 31, 2018 includes the $46.8 million accounting impact of one of our airline partner agreements transitioning to the turnkey model in January 2019 (see Note 1, “Basis of Presentation,” for additional information).

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

6.	Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Contract assets	$11,518	$10,423
Prepaid satellite services	1,026	7,755
Restricted cash	535	1,535
Other	11,939	14,982

Total prepaid expenses and other current assets	$25,018	$34,695

Property and equipment as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Office equipment, furniture, fixtures and other	$54,833	$52,320
Leasehold improvements	44,832	44,838
Airborne equipment (1)	737,999	642,151
Network equipment	209,501	205,463

	1,047,165	944,772
Accumulated depreciation	(494,125)	(432,905)

Total property and equipment, net	$553,040	$511,867

(1)

The change between September 30, 2019 and December 31, 2018 includes the $46.8 million accounting impact of one of our airline partner agreements transitioning to the turnkey model in January 2019 (see Note 1, “Basis of Presentation,” for additional information).

Other non-current assets as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Contract assets	$49,796	$49,517
Deferred STC costs	17,618	16,453
Restricted cash	7,424	5,426
Other	8,831	12,816

Total other non-current assets	$83,669	$84,212

Accrued liabilities as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Airline related accrued liabilities	$44,123	$53,527
Accrued interest	44,701	46,694
Employee compensation and benefits	25,330	19,463
Airborne equipment and installation costs	12,851	25,119
Accrued satellite network costs	16,585	19,557
Warranty reserve	11,579	12,291
Operating leases (1)	11,917	—
Other	33,667	36,460

Total accrued liabilities	$200,753	$213,111

(1)	The change between September 30, 2019 and December 31, 2018 is due to the adoption of ASC 842. See Note 2, “Recent Accounting Pronouncements,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other non-current liabilities as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Deferred revenue	$30,154	$21,482
Deferred rent (1)	—	35,897
Asset retirement obligations	11,243	9,696
Deferred tax liabilities	2,295	2,162
Other	10,082	10,954

Total other non-current liabilities	$53,774	$80,191

(1)	The change between September 30, 2019 and December 31, 2018 is due to the adoption of ASC 842. See Note 2, “Recent Accounting Pronouncements,” for additional information.

7.	Intangible Assets

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

As of both September 30, 2019 and December 31, 2018, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of September 30, 2019 and December 31, 2018 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted Average	As of September 30, 2019			As of December 31, 2018
	Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	2.7	$176,539	$(131,144)	$45,395	$164,580	$(116,873)	$47,707
Service customer relationship	0.5	8,081	(7,566)	515	8,081	(6,804)	1,277
Other intangible assets	7.8	3,000	(1,432)	1,568	3,000	(1,396)	1,604
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—

Total amortized intangible assets		194,344	(146,866)	47,478	182,385	(131,797)	50,588
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$226,627	$(146,866)	$79,761	$214,668	$(131,797)	$82,871

Amortization expense was $4.6 million and $15.1 million, respectively, for the three and nine month periods ended September 30, 2019 and $4.9 million and $16.5 million, respectively, for the prior-year periods.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Years ending December 31,	Amortization Expense
2019 (period from October 1 to December 31)	$5,151
2020	$18,394
2021	$13,573
2022	$8,068
2023	$1,310
Thereafter	$982

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

8.	Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to ten years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $11.6 million and $12.3 million, respectively, as of September 30, 2019 and December 31, 2018.

9.	Long-Term Debt and Other Liabilities

Long-term debt as of September 30, 2019 and December 31, 2018 was as follows (in thousands):

	September 30, 2019	December 31, 2018
2024 Senior Secured Notes	$920,965	$—
2022 Senior Secured Notes	—	702,670
2022 Convertible Notes	198,818	190,083
2020 Convertible Notes	2,498	149,195

Total debt	1,122,281	1,041,948
Less deferred financing costs	(26,115)	(17,055)

Total long-term debt	$1,096,166	$1,024,893

2024 Senior Secured Notes - On April 25, 2019 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (“Gogo Finance” and, together with GIH, the “Issuers”) issued $905 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Initial Notes”) under an indenture (the “Base Indenture”), dated as of April 25, 2019, among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “2024 Subsidiary Guarantors” and, together with us, the “2024 Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”). On May 3, 2019, the Issuers, the 2024 Guarantors and the Trustee entered into the first supplemental indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “2024 Indenture”) to increase the amount of indebtedness that may be incurred under Credit Facilities (as defined in the 2024 Indenture) by GIH or its subsidiaries that are 2024 Guarantors by $20 million in aggregate principal amount. On May 7, 2019, the Issuers issued an additional $20 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Additional Notes”). We refer to the Initial Notes and the Additional Notes collectively as the “2024 Senior Secured Notes”. The Initial Notes were issued at a price equal to 99.512% of their face value, and the Additional Notes were issued at a price equal to 100.5% of their face value, resulting in aggregate gross proceeds of $920.7 million. Additionally, we received approximately $0.1 million for interest that accrued from April 25, 2019 through May 7, 2019 with respect to the Additional Notes that was included in our interest payment on November 1, 2019. The 2024 Senior Secured Notes are guaranteed on a senior secured basis by Gogo Inc. and all of GIH’s existing and future restricted subsidiaries (other than Gogo Finance), subject to certain exceptions. The 2024 Senior Secured Notes and the related guarantees are secured by second-priority liens on the ABL Priority Collateral (as defined below) and by first-priority liens on the Cash Flow Priority Collateral (as defined below), including pledged equity interests of the Issuers and all of GIH’s existing and future restricted subsidiaries guaranteeing the 2024 Senior Secured Notes, except for certain excluded assets and subject to permitted liens.

As of September 30, 2019, the outstanding principal amount of the 2024 Senior Secured Notes was $925 million, the unaccreted debt discount was $4.0 million and the net carrying amount was $921.0 million.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We paid approximately $22.6 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which have been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $0.9 million and $1.5 million, respectively, for the three and nine month periods ended September 30, 2019. As of September 30, 2019, the balance of unamortized deferred financing costs related to the 2024 Senior Secured Notes was $21.2 million and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 10, “Interest Costs,” for additional information.

The 2024 Senior Secured Notes are the senior secured indebtedness of the Issuers and are:

•

effectively senior to (i) all of the Issuers’ existing and future senior unsecured indebtedness to the extent of the value of the collateral securing the 2024 Senior Secured Notes and (ii) the Issuers’ indebtedness secured on a junior priority basis by the same collateral securing the 2024 Senior Secured Notes to the extent of the value of such collateral, including the obligations under the ABL Credit Facility (as defined below) to the extent of the value of the Cash Flow Priority Collateral;

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

•	structurally senior to all of our existing and future indebtedness, including our 2022 Convertible Notes and 2020 Convertible Notes (each as defined below);

•	senior in right of payment to any and all of the Issuers’ future indebtedness that is subordinated in right of payment to the 2024 Senior Secured Notes;

•	structurally subordinated to all of the indebtedness and other liabilities of any non-2024 Guarantors (other than the Issuers); and

•

effectively subordinated to all of our existing and future indebtedness secured on a senior priority basis by the same collateral securing the 2024 Senior Secured Notes to the extent of the value of such collateral, including the obligations under the ABL Credit Facility to the extent of the value of ABL Priority Collateral.

Each guarantee is a senior secured obligation of such 2024 Guarantor and is:

•

effectively senior in right of payment to all existing and future (i) senior unsecured indebtedness to the extent of the value of the collateral securing such guarantee owned by such 2024 Guarantor and (ii) indebtedness secured on a junior priority basis by the same collateral securing the guarantee owned by such 2024 Guarantor to the extent of the value of the collateral securing the guarantee, including the obligations under the ABL Credit Facility to the extent of the value of the Cash Flow Priority Collateral;

•

effectively equal in right of payment with all existing and future unsubordinated indebtedness and indebtedness secured on a junior priority basis by the same collateral securing the guarantee owned by such 2024 Guarantor, if any, in each case to the extent of any insufficiency in the collateral securing such guarantee;

•	effectively subordinated to the obligations under the ABL Credit Facility of each 2024 Guarantor to the extent of the value of the ABL Priority Collateral owned by such 2024 Guarantor;

•	effectively senior in right of payment to all existing and future subordinated indebtedness, if any, of such 2024 Guarantor; and

•	structurally subordinated to all indebtedness and other liabilities of any non-2024 Guarantor subsidiary of such 2024 Guarantor (excluding, in the case of our guarantee, the Issuers).

The security interests in certain collateral may be released without the consent of holders of the 2024 Senior Secured Notes if such collateral is disposed of in a transaction that complies with the 2024 Indenture and related security agreements, and if any grantor of such security interests is released from its obligations with respect to the

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

2024 Senior Secured Notes in accordance with the applicable provisions of the 2024 Indenture and related security agreements. Under certain circumstances, GIH and the 2024 Guarantors have the right to transfer certain intellectual property assets that on the Issue Date constitute collateral securing the 2024 Senior Secured Notes or the guarantees to a restricted subsidiary organized under the laws of Switzerland, resulting in the release of such collateral. In addition, the 2024 Indenture permits indebtedness incurred under the ABL Credit Facility to be secured on a first-priority basis by certain of the same collateral that secures the 2024 Senior Secured Notes.

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

The 2024 Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding 2024 Senior Secured Notes issued under the 2024 Indenture to be due and payable immediately. As of September 30, 2019, no event of default had occurred.

ABL Credit Facility – On August 26, 2019, Gogo Inc., GIH and Gogo Finance (together GIH and Gogo Finance are referred to as the “Borrowers”) entered into a credit agreement (the “ABL Credit Agreement”) among the Borrowers, the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and Morgan Stanley Senior Funding, Inc., as syndication agent, which provides for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30 million, subject to borrowing base availability, and includes letter of credit and swingline sub-facilities.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Borrowing availability under the ABL Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable (including eligible unbilled accounts receivable) and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of September 30, 2019, no revolving loans were outstanding under the ABL Credit Facility.

The final maturity of the ABL Credit Facility is August 26, 2022, unless the aggregate outstanding principal amount of our 2022 Convertible Notes (as defined below) has not, on or prior to December 15, 2021, been repaid in full or refinanced with a new maturity date no earlier than February 26, 2023, in which case the final maturity date shall instead be December 16, 2021.

Loans outstanding under the ABL Credit Facility bear interest at a floating rate measured by reference to, at the Borrowers’ option, either (i) an adjusted London inter-bank offered rate plus an applicable margin ranging from 1.50% to 2.00% per annum depending on a fixed charge coverage ratio, or (ii) an alternate base rate plus an applicable margin ranging from 0.50% to 1.00% per annum depending on a fixed charge coverage ratio. Unused commitments under the ABL Credit Facility are subject to a per annum fee ranging from 0.25% to 0.375% depending on the average quarterly usage of the revolving commitments.

The obligations under the ABL Credit Agreement are guaranteed by Gogo Inc. and all of its existing and future subsidiaries, subject to certain exceptions (collectively, the “ABL Guarantors”), and such obligations and the obligations of the ABL Guarantors are secured on a (i) senior basis by a perfected security interest in all present and after-acquired inventory, accounts receivable, deposit accounts, securities accounts, and any cash or other assets in such accounts and other related assets owned by each ABL Guarantor and the proceeds of the foregoing, subject to certain exceptions (the “ABL Priority Collateral”) and (ii) junior basis by a perfected security interest in substantially all other tangible and intangible assets owned by each ABL Guarantor (the “Cash Flow Priority Collateral”).

The ABL Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include restrictions on, among other things: the incurrence of additional indebtedness; the incurrence of additional liens; dividends or other distributions on equity; the purchase, redemption or retirement of capital stock; the payment or redemption of certain indebtedness; loans, guarantees and other investments; entering into other agreements that create restrictions on the ability to pay dividends or make other distributions on equity, make or repay certain loans, create or incur certain liens or guarantee certain indebtedness; asset sales; sale-leaseback transactions; swap agreements; consolidations or mergers; amendment of certain material documents; certain regulatory matters; Canadian pension plans; and affiliate transactions. The negative covenants are subject to customary exceptions and also permit dividends and other distributions on equity, investments, permitted acquisitions and payments or redemptions of indebtedness upon satisfaction of the “payment conditions.” The payment conditions are deemed satisfied upon Specified Availability (as defined in the ABL Credit Agreement) on the date of the designated action and Specified Availability for the prior 30-day period exceeding agreed-upon thresholds, the absence of the occurrence and continuance of any default and, in certain cases, pro forma compliance with a fixed charge coverage ratio of no less than 1.10 to 1.00.

The ABL Credit Agreement includes a minimum fixed charge coverage ratio test of no less than 1.00 to 1.00, which is tested only when Specified Availability is less than the greater of (A) $4.5 million and (B) 15.0% of the then effective commitments under the ABL Credit Facility, and continuing until the first day immediately succeeding the last day of the calendar month which includes the thirtieth (30th) consecutive day on which Specified Availability is in excess of such threshold so long as no default has occurred and is continuing and certain other conditions are met. As of September 30, 2019, Specified Availability had not fallen below the amount specified and therefore the minimum fixed charge coverage ratio test was not applicable. Full availability under the ABL Credit Facility may be limited by our ability to comply with the fixed charge coverage ratio in future periods.

The ABL Credit Agreement provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all of the then outstanding obligations under the ABL Credit Facility to be due and payable immediately and the commitments under the ABL Credit Facility to be terminated.

On August 26, 2019, the Borrowers and the ABL Guarantors entered into an ABL collateral agreement (the “ABL Collateral Agreement”), in favor of the Administrative Agent, whereby the Borrowers and the ABL Guarantors granted a security interest in substantially all tangible and intangible assets of each Borrower and each ABL Guarantor, to secure all obligations of the Borrowers and the ABL Guarantors under the ABL Credit Agreement, and U.S. Bank National Association, as cash flow collateral representative, and JPMorgan Chase Bank, N.A., as ABL agent, entered into a crossing lien intercreditor agreement (the “Intercreditor Agreement”) to govern the relative priority of liens on the collateral that secures the ABL Credit Agreement and the 2024 Senior Secured Notes and certain other rights, priorities and interests.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

2022 Senior Secured Notes – On June 14, 2016, the Issuers issued $525 million aggregate principal amount of 12.500% senior secured notes due 2022 (the “Original 2022 Senior Secured Notes”) under an Indenture, dated as of June 14, 2016 (the “Original Indenture”), among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “2022 Subsidiary Guarantors” and, together with us, the “2022 Guarantors”), and U.S. Bank National Association, as Trustee and as Collateral Agent. On January 3, 2017, the Issuers issued $65 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “January 2017 Additional Notes”). The January 2017 Additional Notes were issued at a price equal to 108% of their face value resulting in gross proceeds of $70.2 million. On September 20, 2017, the Issuers, the 2022 Guarantors and the Trustee entered into the first supplemental indenture (the “Supplemental Indenture” and, together with the Original Indenture, the “Indenture”) to modify certain covenants, as discussed below. On September 25, 2017, the Issuers issued $100 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “September 2017 Additional Notes”). The September 2017 Additional Notes were issued at a price equal to 113% of their face value resulting in gross proceeds of $113.0 million. Additionally, we received approximately $2.9 million for interest that accrued from July 1, 2017 through September 24, 2017, which was paid in our January 2018 interest payment. We refer to the Original 2022 Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes collectively as the “2022 Senior Secured Notes.”

On April 15, 2019, the Issuers elected to call for redemption in full all $690 million aggregate principal amount outstanding of the 2022 Senior Secured Notes in accordance with the terms of the Indenture. The redemption was conditioned, among other things, upon the incurrence of indebtedness in connection with the issuance of the 2024 Senior Secured Notes or from one or more other sources, in an amount satisfactory to the Issuers which condition was satisfied by the issuance of the 2024 Senior Secured Notes. On April 25, 2019, the Issuers irrevocably deposited, or caused to be irrevocably deposited, with the Trustee funds solely for the benefit of the holders of the 2022 Senior Secured Notes, cash in an amount sufficient to pay principal, premium, if any, and accrued interest on the 2022 Senior Secured Notes to, but not including, the date of redemption and all other sums payable under the Indenture. The Trustee executed and delivered an acknowledgement of satisfaction, discharge and release, dated as of April 25, 2019, among other documents, with respect to the satisfaction and discharge of the 2022 Senior Secured Notes. On May 15, 2019, the 2022 Senior Secured Notes were fully redeemed in accordance with the terms of the Indenture, and the amount deposited with the Trustee on April 25, 2019 was paid to the holders of the 2022 Senior Secured Notes. The make-whole premium paid in connection with the redemption was $51.4 million and we wrote off the remaining unamortized deferred financing costs of $9.1 million and the remaining debt premium of $11.7 million relating to the 2022 Senior Secured Notes in connection with the redemption thereof, which together are included in the loss on extinguishment of debt in our unaudited condensed consolidated statements of operations for the nine month period ended September 30, 2019.

We paid approximately $15.9 million of aggregate origination fees and financing costs related to the issuance of the 2022 Senior Secured Notes which were accounted for as deferred financing costs. Additionally, we paid approximately $1.4 million of consent fees in connection with the Supplemental Indenture, which partially offset the net carrying value of the 2022 Senior Secured Notes. Total amortization expense was $1.0 million for the nine month period ended September 30, 2019, and $0.7 million and $2.0 million, respectively, for the three and nine month periods ended September 30, 2018. As noted above, the remaining unamortized deferred financing costs were written off as of May 15, 2019.

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

As of September 30, 2019 and December 31, 2018, the outstanding principal on the 2022 Convertible Notes was $237.8 million and $237.8 million, respectively, the unaccreted debt discount was $38.9 million and $47.7 million, respectively, and the net carrying amount of the liability component was $198.8 million and $190.1 million, respectively.

We incurred approximately $8.1 million of issuance costs related to the issuance of the 2022 Convertible Notes, of which $6.4 million and $1.7 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2022 Convertible Notes. The $6.4 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.4 million and $1.2 million, respectively, for the three and nine month periods ended September 30, 2019. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2019 and December 31, 2018, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $4.9 million and $6.2 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheets. See Note 10, “Interest Costs,” for additional information.

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

None of the above events allowing for conversion prior to January 15, 2022 occurred during the three and nine month periods ended September 30, 2019 or the year ended December 31, 2018. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2022 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding May 15, 2022.

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

On April 18, 2019, we commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding 2020 Convertible Notes for an amount equal to $1,000 per $1,000 principal amount of 2020 Convertible Notes purchased, plus accrued and unpaid interest from the last interest payment date on the 2020 Convertible Notes to, but not including, the date of payment for the 2020 Convertible Notes accepted in the Tender Offer. The Tender Offer expired on May 15, 2019, resulting in the purchase of $159.0 million of outstanding 2020 Convertible Notes. As a result of the Tender Offer, the carrying value of the 2020 Convertible Notes was adjusted by $8.5 million to face value and unamortized deferred financing costs of $0.6 million were expensed. These two items are included in the loss on extinguishment of debt in our unaudited condensed consolidated statements of operations for the nine month period ended September 30, 2019. During September 2019, we purchased an additional $0.5 million of outstanding 2020 Convertible Notes.

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

As of September 30, 2019 and December 31, 2018, the outstanding principal on the 2020 Convertible Notes was $2.5 million and $162.0 million, respectively, the unamortized debt discount was zero and $12.8 million, respectively, and the net carrying amount of the liability component was $2.5 million and $149.2 million, respectively.

We incurred approximately $10.4 million of issuance costs related to the issuance of the 2020 Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2020 Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the 2020 Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.3 million for the nine month period ended September 30, 2019 and $0.4 million and $1.1 million, respectively, for the three and

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

nine month periods ended September 30, 2018. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2019 and December 31, 2018, the balance of unamortized deferred financing costs related to the 2020 Convertible Notes was zero and $0.9 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 10, “Interest Costs,” for additional information.

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

None of the above events allowing for conversion prior to December 1, 2019 occurred during the three and nine month periods ended September 30, 2019 or the year ended December 31, 2018. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2020 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after December 1, 2019 until maturity.

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

Forward Transactions

In connection with the issuance of the 2020 Convertible Notes, we paid approximately $140 million to enter into prepaid forward stock repurchase transactions (the “Forward Transactions”) with certain financial institutions (the “Forward Counterparties”), pursuant to which we purchased approximately 7.2 million shares of common stock for settlement on or around the March 1, 2020 maturity date for the 2020 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. In the future, we may request that any Forward Counterparty modify the settlement terms of its Forward Transaction to provide that, in lieu of the delivery of the applicable number of shares of our common stock to us to settle a portion of its Forward Transaction in accordance with its terms, such Forward Counterparty would pay to us the net proceeds from the sale by such Forward Counterparty (or its affiliate) of a corresponding number of shares of our common stock in a registered offering (which may include block sales, sales on the NASDAQ Global Select Market, sales in the over-the-counter market, sales pursuant to negotiated transactions or otherwise, at market prices prevailing at the time of sale or at negotiated prices). Any such sales could potentially decrease (or reduce the size of any increase in) the market price of our common stock. The Forward Counterparties are not required to effect any such settlement in cash in lieu of delivery of shares of our common stock and, if we request for any Forward Counterparty to effect any such settlement, it will be entered into in the discretion of the applicable Forward Counterparty on such terms as we may agree with such Forward Counterparty at the time. We expect to amend the terms of one or more of the Forward Transactions to, among other things, extend the maturity of the Forward Transactions with respect to a portion of the shares of our common stock to be repurchased thereunder to on or around May 15, 2022. As a result of the Forward Transactions,

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

total shareholders’ equity within our consolidated balance sheet was reduced by approximately $140 million. Approximately 7.2 million shares of common stock that will be effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

Restricted Cash - Our restricted cash balances were $8.0 million and $7.0 million, respectively, as of September 30, 2019 and December 31, 2018 and primarily consist of letters of credit and cash restricted to repurchase or repay the remaining balance of the 2020 Convertible Notes. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

10.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three and nine month periods ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest costs charged to expense	$26,296	$24,887	$84,053	$74,795
Amortization of deferred financing costs	1,328	1,060	3,901	3,143
Accretion of debt discount	3,116	5,517	12,508	16,109
Amortization of debt premium	—	(721)	(1,018)	(2,109)

Interest expense	30,740	30,743	99,444	91,938
Interest costs capitalized to property and equipment	—	7	11	22
Interest costs capitalized to software	188	101	428	208

Total interest costs	$30,928	$30,851	$99,883	$92,168

11.	Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. For leases subsequent to adoption of ASC 842, lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements for certain facilities and equipment as well as tower space and base stations. Certain tower space leases have renewal option terms that have been deemed to be reasonably certain to be exercised. These renewal options extend a lease up to 20 years. We recognize operating lease expense on a straight-line basis over the lease term. As of September 30, 2019, there are no significant leases which have not commenced.

The following is a summary of our lease expense included in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease cost	$4,878	$14,990
Financing lease cost
Amortization of leased assets	172	548
Interest on lease liabilities	8	35

Total lease cost	$5,058	$15,573

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$5,842	$17,750
Operating cash flows used in financing leases	8	35
Financing cash flows used in financing leases	169	552
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,584	3,631
Weighted average remaining lease term
Operating leases		8 years
Financing leases		1 year
Weighted average discount rate
Operating leases		10.3%
Financing leases		8.1%

Annual future minimum lease payments as of September 30, 2019 (in thousands):

	Operating	Financing
Years ending December 31,	Leases	Leases
2019 (period from October 1 to December 31)	$5,733	$119
2020	22,030	197
2021	21,763	—
2022	20,109	—
2023	16,246	—
Thereafter	76,910	—

Total future minimum lease payments	162,791	316
Less: Amount representing interest	(54,666)	(15)

Present value of net minimum lease payments	$108,125	$301

Reported as of September 30, 2019
Accrued liabilities	$11,917	$295
Non-current operating lease liabilities	96,208	—
Other non-current liabilities	—	6

Total lease liabilities	$108,125	$301

As of December 31, 2018, annual future minimum obligations for operating leases for each of the next five years and thereafter, were as follows (in thousands):

Years ending December 31,	Operating Leases
2019	$21,902
2020	$19,867
2021	$19,742
2022	$18,420
2023	$14,826
Thereafter	$78,100

Arrangements with Commercial Airlines — Under the turnkey model, we account for equipment transactions as operating leases of space for our equipment on the aircraft. We may be responsible for the costs of installing and/or deinstalling the equipment. Under the turnkey model, the equipment transactions involve the transfer of legal title but do not meet sales recognition for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the length of the term of our agreements with the airlines, and restrictions in the agreements regarding the airlines’ use of the equipment. Under the turnkey model, we refer to the airline as a “partner.”

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Under the turnkey model, the assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 6, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $6.3 million and $21.3 million, respectively, for the three and nine month periods ended September 30, 2019 and $8.1 million and $23.2 million, respectively, for the prior-year periods as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations. As of September 30, 2019, deferred airborne lease incentives of $25.0 million and $133.3 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2018, deferred airborne lease incentives of $24.1 million and $129.1 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet.

Under the turnkey model, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $5.0 million and $15.6 million, respectively, for the three and nine month periods ended September 30, 2019 and $5.5 million and $18.6 million, respectively, for the prior-year periods.

12.	Commitments and Contingencies

Contractual Commitments - We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of September 30, 2019 commit us to purchase transponder and teleport satellite services totaling approximately $34.2 million in 2019 (October 1 through December 31), $135.1 million in 2020, $121.3 million in 2021, $99.7 million in 2022, $78.3 million in 2023 and $217.5 million thereafter.

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

Securities Litigation—On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Financial Officer and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019 the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and plaintiffs have until December 20, 2019 to file a second amended complaint should they elect to do so. We believe that the claims are without merit and intend to continue to defend them vigorously if the litigation continues. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Derivative Litigation - On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer and President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. The two lawsuits were consolidated and are stayed until a final disposition of the motion to dismiss in the class action suit. We believe that the claims are without merit and intend to defend them vigorously if the litigation continues. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to these suits. No amounts have been accrued for any potential costs under this matter, as we cannot reasonably predict the outcome of the litigation or any potential costs.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the 2024 Senior Secured Notes, 2022 Convertible Notes, 2020 Convertible Notes and, while outstanding, the 2022 Senior Secured Notes, which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the 2024 Senior Secured Notes, 2022 Convertible Notes, 2020 Convertible Notes, and, while outstanding, the 2022 Senior Secured Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment used in the calculations of fair value on our September 30, 2019 unaudited condensed consolidated balance sheet, excluding any issuance costs, is the amount that a market participant would be willing to lend at September 30, 2019 to an entity with a credit rating similar to ours and achieve sufficient cash inflows to cover the scheduled cash outflows under the 2024 Senior Secured Notes, 2022 Convertible Notes and 2020 Convertible Notes. The calculated fair value of our 2022 Convertible Notes and 2020 Convertible Notes is correlated to our stock price and as a result, significant changes to our stock price could have a significant impact on their calculated fair values.

The fair value and carrying value of long-term debt as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019			December 31, 2018
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
2024 Senior Secured Notes	$999,000	$920,965	(2)	$—	$—
2022 Senior Secured Notes	—	—		737,000	702,670	(3)
2022 Convertible Notes	284,000	198,818	(4)	216,000	190,083	(4)
2020 Convertible Notes	2,498	2,498		150,000	149,195	(5)

(1)	Fair value amounts are rounded to the nearest million, except for the 2020 Convertible Notes, as of September 30, 2019.
(2)

Carrying value of the 2024 Senior Secured Notes reflects the unaccreted debt discount of $4.0 million as of September 30, 2019. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

(3)

Carrying value of the 2022 Senior Secured Notes reflects the unamortized debt premium and Consent Fees of $12.7 million as of December 31, 2018. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

(4)

Carrying value of the 2022 Convertible Notes reflects the unaccreted debt discount of $38.9 million and $47.7 million, respectively, as of September 30, 2019 and December 31, 2018. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

(5)

Carrying value of the 2020 Convertible Notes reflects the unaccreted debt discount of $12.8 million as of December 31, 2018. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

We have held-to-maturity financial instruments where carrying value approximates fair value. There were no fair value adjustments to these financial instruments during the three and nine month periods ended September 30, 2019 and 2018.

14.	Income Tax

The effective income tax rates for the three and nine month periods ended September 30, 2019 were (0.9)% and (0.6)%, respectively, as compared with (0.5)% and 3.3%, respectively, for the prior-year periods. For the three and nine month periods ended September 30, 2019, our income tax expense was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets. An income tax benefit was recorded for the nine month period ended September 30, 2018 resulting from a reduction in our valuation allowance of approximately $4.0 million due to the application of provisions of H.R. 1, commonly known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”), to our evaluation of our deferred tax assets.

We are subject to income taxation in the United States, various states within the United States, Canada, Switzerland, Japan, Mexico, Brazil, Singapore, the United Kingdom, Hong Kong, Australia, China, India, France, Germany and the Netherlands. With few exceptions, as of September 30, 2019, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2015.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and nine month periods ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, we did not have a liability recorded for interest or potential penalties.

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

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in our 2018 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. For the three and nine month periods ended September 30, 2019 and 2018, our foreign revenue accounted for less than 15% of our consolidated revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. Additionally, assets outside of the United States totaled less than 15% of our unaudited condensed consolidated assets as of September 30, 2019 and December 31, 2018, respectively. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

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

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended September 30, 2019
	CA-NA	CA-ROW	BA	Total
Service revenue	$80,470	$22,580	$55,349	$158,399
Equipment revenue	3,665	13,127	25,991	42,783

Total revenue	$84,135	$35,707	$81,340	$201,182

Segment profit (loss)	$12,208	$(13,659)	$36,951	$35,500

	For the Three Months Ended September 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue	$93,443	$17,646	$49,287	$160,376
Equipment revenue	15,027	17,551	24,303	56,881

Total revenue	$108,470	$35,197	$73,590	$217,257

Segment profit (loss)	$8,699	$(22,747)	$35,178	$21,130

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Nine Months Ended
	September 30, 2019
	CA-NA	CA-ROW	BA	Total
Service revenue	$268,899	$64,925	$163,318	$497,142
Equipment revenue	17,032	40,430	59,812	117,274

Total revenue	$285,931	$105,355	$223,130	$614,416

Segment profit (loss)	$59,921	$(50,073)	$101,739	$111,587

	For the Nine Months Ended
	September 30, 2018
	CA-NA	CA-ROW	BA	Total
Service revenue	$277,972	$47,076	$145,062	$470,110
Equipment revenue (1)	93,969	40,935	71,526	206,430

Total revenue	$371,941	$88,011	$216,588	$676,540

Segment profit (loss)	$17,396	$(69,826)	$104,180	$51,750

(1)

CA-NA equipment revenue for the nine month period ended September 30, 2018 includes the accounting impact of the transition of one of our airline partners to the airline-directed model. See Note 1, “Basis of Presentation,” for additional information.

A reconciliation of segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
CA-NA segment profit	$12,208	$8,699	$59,921	$17,396
CA-ROW segment loss	(13,659)	(22,747)	(50,073)	(69,826)
BA segment profit	36,951	35,178	101,739	104,180

Total segment profit	35,500	21,130	111,587	51,750
Interest income	987	903	3,366	3,307
Interest expense	(30,740)	(30,743)	(99,444)	(91,938)
Depreciation and amortization	(29,292)	(32,590)	(90,008)	(100,447)
Transition to airline-directed model	—	—	—	21,551
Amortization of deferred airborne lease incentives (1)	6,335	8,074	21,365	23,166
Amortization of STC costs	(1,259)	(292)	(1,901)	(719)
Stock-based compensation expense	(4,066)	(3,932)	(12,711)	(12,531)
Loss on extinguishment of debt	—	—	(57,962)	—
Other income (expense)	(143)	(72)	2,779	59

Loss before income taxes	$(22,678)	$(37,522)	$(122,929)	$(105,802)

(1)	Amortization of deferred airborne lease incentive relates to our CA-NA and CA-ROW segments. See Note 11, “Leases,” for further information.

Major Customers and Airline Partnerships — Revenue earned from Delta Air Lines and its passengers accounted for approximately 28% of consolidated revenue for both the three and nine month periods ended September 30, 2019 and approximately 25% and 23%, respectively, for the prior-year periods. Delta Air Lines accounted for less than 10% of consolidated accounts receivable as of September 30, 2019 and approximately 11% of consolidated accounts receivable as of December 31, 2018.

Revenue earned from American Airlines accounted for less than 10% of consolidated revenue for both the three and nine month periods ended September 30, 2019 and approximately 18% and 25% of consolidated revenue, respectively, for the prior-year periods. Revenue earned from American Airlines for the nine month period ended September 30, 2018 included $45.4 million of equipment revenue recognized due to the airline’s transition to the airline-directed model in January 2018. See Note 1, “Basis of Presentation,” for additional information. American Airlines accounted for less than 10% of consolidated accounts receivable as of September 30, 2019 and approximately 11% of consolidated accounts receivable as of December 31, 2018.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

16.	Employee Retirement and Postretirement Benefits

Stock-Based Compensation — As of September 30, 2019, we maintained three stock-based employee compensation plans (“Stock Plans”). See Note 12, “Stock-Based Compensation,” in our 2018 10-K for further information regarding these plans. Most of our equity grants are awarded on an annual basis.

For the nine month period ended September 30, 2019, options to purchase 1,455,455 shares of common stock (of which 148,500 are options that contain a market condition, in addition to the time-based vesting requirements) were granted, no options to purchase shares of common stock were exercised, options to purchase 478,147 (of which 230,221 options contain a market condition) shares of common stock were forfeited, and options to purchase 561,582 shares of common stock expired.

For the nine month period ended September 30, 2019, 2,000,338 Restricted Stock Units (“RSUs”) (of which 86,000 are RSUs that contain a market condition, in addition to the time-based vesting requirements) were granted, 466,886 RSUs vested and 447,503 RSUs (of which 64,445 contained a market condition) were forfeited.

For the nine month period ended September 30, 2019, 66,174 restricted shares vested. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

For the nine month period ended September 30, 2019, 161,833 Deferred Stock Units were granted and vested.

For the nine month period ended September 30, 2019, 238,127 shares of common stock were issued under the employee stock purchase plan.

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Cost of service revenue	$394	$303	$1,196	$1,184
Cost of equipment revenue	60	33	211	146
Engineering, design and development	717	812	2,271	2,505
Sales and marketing	849	901	2,786	3,209
General and administrative	2,046	1,883	6,247	5,487

Total stock-based compensation expense	$4,066	$3,932	$12,711	$12,531

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.2 million and $3.8 million, respectively, during the three and nine month periods ended September 30, 2019, and $1.2 million and $3.8 million, respectively, for the prior-year periods.

17.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $21.2 million and $52.9 million, respectively, during the three and nine month periods ended September 30, 2019, and $19.2 million and $56.3 million, respectively, for the prior-year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

•

our ability to successfully implement our new enterprise resource planning system, our new integrated business plan and other improvements to systems, operations, strategy and procedures needed to support our growth; and

•

other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (the “2018 10-K”), in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the SEC on August 8, 2019 (the “2019 2Q 10-Q”) and in Item 1A of this report.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2018 10-K, in Item 1A of the 2019 2Q 10-Q and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Commercial Aviation North America
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Aircraft online (at period end)	2,422	2,712	2,422	2,712
Satellite	820	637	820	637
ATG	1,602	2,075	1,602	2,075
Total aircraft equivalents (average during the period)	2,486	2,809	2,495	2,866
Net annualized average monthly service revenue per aircraft equivalent (annualized ARPA) (in thousands)	$112	$114	$125	$110

Commercial Aviation Rest of World
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Aircraft online (at period end)	721	513	721	513
Total aircraft equivalents (average during the period)	659	445	609	391
Net annualized ARPA (in thousands)	$128	$148	$133	$151

•

Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented. We assign aircraft to CA-NA or CA-ROW at the time of contract signing as follows: (i) all aircraft operated by North American airlines and under contract for ATG or ATG-4 service are assigned to CA-NA, (ii) all aircraft operated by North American airlines and under a contract for satellite service are assigned to CA-NA or CA-ROW based on whether the routes flown by such aircraft under the contract are anticipated to be predominantly within or outside of North America at the time the contract is signed, and (iii) all aircraft operated by non-North American airlines and under a contract are assigned to CA-ROW. All aircraft online for the CA-ROW segment are equipped with our satellite equipment. The decline in CA-NA’s aircraft online is due to the deinstallation of our equipment from certain American Airlines aircraft during 2018 and the first half of 2019.

•

Aircraft equivalents. We define aircraft equivalents for a segment as the number of commercial aircraft online (as defined above) multiplied by the percentage of flights flown by such aircraft within the scope of that segment, rounded to the nearest whole aircraft and expressed as an average of the month-end figures for each month in the period. This methodology takes into account the fact that during a particular period certain aircraft may fly routes outside the scope of the segment to which they are assigned for purposes of the calculation of aircraft online. The decline in CA-NA’s aircraft equivalents is due to the deinstallation of our equipment from certain American Airlines aircraft during 2018 and the first half of 2019.

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

Business Aviation
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Aircraft online (at period end)
Satellite	5,043	5,137	5,043	5,137
ATG	5,527	5,019	5,527	5,019
Average monthly service revenue per aircraft online
Satellite	$244	$246	$244	$241
ATG	3,087	3,008	3,083	3,024
Units Sold
Satellite	137	98	345	315
ATG	293	296	666	827
Average equipment revenue per unit sold (in thousands)
Satellite	$39	$41	$42	$40
ATG	69	68	66	66

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

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

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Service revenue	$158,399	$160,376	$497,142	$470,110
Equipment revenue	42,783	56,881	117,274	206,430

Total revenue	201,182	217,257	614,416	676,540

Operating expenses:
Cost of service revenue (exclusive of items shown below)	73,891	69,476	213,506	218,073
Cost of equipment revenue (exclusive of items shown below)	28,830	53,960	94,132	170,603
Engineering, design and development	28,877	30,018	80,517	88,204
Sales and marketing	12,334	13,963	37,646	45,291
General and administrative	20,740	24,860	70,275	71,152
Depreciation and amortization	29,292	32,590	90,008	100,447

Total operating expenses	193,964	224,867	586,084	693,770

Operating income (loss)	7,218	(7,610)	28,332	(17,230)

Other (income) expense:
Interest income	(987)	(903)	(3,366)	(3,307)
Interest expense	30,740	30,743	99,444	91,938
Loss on extinguishment of debt	—	—	57,962	—
Other (income) expense	143	72	(2,779)	(59)

Total other expense	29,896	29,912	151,261	88,572

Loss before income taxes	(22,678)	(37,522)	(122,929)	(105,802)
Income tax provision (benefit)	213	195	724	(3,459)

Net loss	$(22,891)	$(37,717)	$(123,653)	$(102,343)

Three and Nine Months Ended September 30, 2019 and 2018

Revenue:

Revenue by segment and percent change for the three and nine month periods ended September 30, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change
			2019 over 2018
	2019	2018
Service Revenue:
CA-NA	$80,470	$93,443	(13.9)%
BA	55,349	49,287	12.3%
CA-ROW	22,580	17,646	28.0%

Total Service Revenue	$158,399	$160,376	(1.2)%

Equipment Revenue:
CA-NA	$3,665	$15,027	(75.6)%
BA	25,991	24,303	6.9%
CA-ROW	13,127	17,551	(25.2)%

Total Equipment Revenue	$42,783	$56,881	(24.8)%

Total Revenue:
CA-NA	$84,135	$108,470	(22.4)%
BA	81,340	73,590	10.5%
CA-ROW	35,707	35,197	1.4%

Total Revenue	$201,182	$217,257	(7.4)%

	For the Nine Months Ended September 30,		% Change
			2019 over 2018
	2019	2018
Service Revenue:
CA-NA	$268,899	$277,972	(3.3)%
BA	163,318	145,062	12.6%
CA-ROW	64,925	47,076	37.9%

Total Service Revenue	$497,142	$470,110	5.8%

Equipment Revenue:
CA-NA	$17,032	$93,969	(81.9)%
BA	59,812	71,526	(16.4)%
CA-ROW	40,430	40,935	(1.2)%

Total Equipment Revenue	$117,274	$206,430	(43.2)%

Total Revenue:
CA-NA	$285,931	$371,941	(23.1)%
BA	223,130	216,588	3.0%
CA-ROW	105,355	88,011	19.7%

Total Revenue	$614,416	$676,540	(9.2)%

Commercial Aviation North America:

CA-NA revenue decreased to $84.1 million and $285.9 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $108.5 million and $371.9 million, respectively, for the prior-year periods, due to a decrease in both equipment and service revenue.

Equipment revenue decreased to $3.7 million and $17.0 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $15.0 million and $94.0 million, respectively, for the prior-year periods. Equipment revenue decreased during the three and nine month periods ended September 30, 2019 due to fewer 2Ku installations and a shift in mix from airline-directed to turnkey installations during 2019 as compared with 2018.

Additionally, equipment revenue decreased during the nine month period ended September 30, 2019 due to the transition to the airline-directed model by one airline in January 2018, which increased revenue by approximately $45.4 million for the nine month period ended September 30, 2018; see Note 1, “Basis of Presentation” for additional information.

A summary of the components of CA-NA’s service revenue for the three and nine month periods ended September 30, 2019 and 2018 is as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change
			2019 over 2018
	2019	2018
Connectivity revenue (1)	$73,222	$85,930	(14.8)%
Entertainment and CAS revenue	7,248	7,513	(3.5)%

Total service revenue	$80,470	$93,443	(13.9)%

	For the Nine Months Ended September 30,		% Change
			2019 over 2018
	2019	2018
Connectivity revenue (1)	$243,273	$256,803	(5.3)%
Entertainment and CAS revenue	25,626	21,169	21.1%

Total service revenue	$268,899	$277,972	(3.3)%

(1)

Includes non-session related revenue of $1.0 million and $7.6 million, respectively, for the three and nine month periods ended September 30, 2019, and $1.6 million and $5.5 million, respectively, for the prior-year periods.

CA-NA service revenue decreased to $80.5 million and $268.9 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $93.4 million and $278.0 million, respectively, for the prior-year periods. The decrease during the three month period ended September 30, 2019 was due to a decrease in connectivity, entertainment and CAS revenue, while the decrease during the nine month period ended September 30, 2019 was primarily due to a decrease in connectivity revenue offset in part by an increase in entertainment and CAS revenue.

Connectivity revenue decreased to $73.2 million and $243.3 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $85.9 million and $256.8 million, respectively, for the prior-year periods. The decrease during the three and nine month periods ended September 30, 2019 was due primarily to the deinstallation of Gogo equipment from certain American Airlines aircraft during 2018 and the first half of 2019 and the full impact of American Airlines switching to the airline-directed model, offset in part by an increase in passenger-paid revenue and airline-paid revenue from non-American Airlines aircraft. The decrease for the nine month period was also partially offset by the one-time impact from a contract renewal with one of our airline customers.

CA-NA entertainment and CAS revenue decreased to $7.2 million for the three month period ended September 30, 2019 as compared with $7.5 million for the prior-year period, but increased to $25.6 million for the nine month period ended September 30, 2019 as compared with $21.2 million for the prior-year period. The decrease during the three month period ended September 30, 2019 was due primarily to the deinstallation of Gogo equipment from certain American Airlines aircraft during 2018 and the first half of 2019. The increase during the nine month period ended September 30, 2019 was due primarily to the recognition of product development-related revenue for one of our airline partners in the first quarter of 2019 offset in part by the deinstallation of Gogo equipment from certain American Airlines aircraft during 2018 and the first half of 2019.

Net annualized ARPA decreased slightly to $112 thousand for the three month period ended September 30, 2019, as compared with $114 thousand for the prior-year period primarily due to the full impact of American Airlines switching to the airline-directed model. Net annualized ARPA increased to $125 thousand for the nine month period ended September 30, 2019, as compared with $110 thousand for the prior-year period primarily due to the one-time impact from a contract renewal with one of our airline customers and the product development-related revenue mentioned above, offset in part by the full impact of American Airlines switching to the airline-directed model. The connectivity take rate, which is the number of sessions expressed as a percentage of passengers, increased to 12.7% and 13.1%, respectively, for the three and nine month periods ended September 30, 2019, as compared with 12.0% and 11.2%, respectively, for the prior-year periods, reflecting increased passenger adoption including the impact of third party-paid and airline-paid offerings, primarily under the airline-directed model.

We expect service revenue for CA-NA to remain fairly flat in the near-term but increase in the long-term as we expect the connectivity take rate and net annualized ARPA to grow.

As the recognition of CA-NA equipment revenue is a function of equipment installation schedules, equipment revenue will be driven by our ability to execute our existing airline partner contracts and enter into new contracts.

Business Aviation:

BA revenue increased to $81.3 million and $223.1 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $73.6 million and $216.6 million, respectively, for the prior-year periods. The increase for the three month period ended September 30, 2019 was due to an increase in both equipment and service revenue, while the increase during the nine month period ended September 30, 2019 was due to an increase in service revenue, offset in part by a decrease in equipment revenue.

BA service revenue increased to $55.3 million and $163.3 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $49.3 million and $145.1 million, respectively, for the prior-year periods primarily due to additional customers subscribing to our Gogo Biz (ATG) service. The number of ATG aircraft online increased 10% to 5,527 as of September 30, 2019, as compared with 5,019 as of September 30, 2018.

BA equipment revenue increased to $26.0 million for the three month period ended September 30, 2019, as compared with $24.3 million for the prior-year period due primarily to increased sales of satellite equipment. BA equipment revenue decreased to $59.8 million for the nine month period ended September 30, 2019, as compared with $71.5 million for the prior-year period due primarily to a decrease in sales of ATG equipment.

Commercial Aviation Rest of World:

CA-ROW revenue increased to $35.7 million and $105.4 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $35.2 million and $88.0 million, respectively, for the prior-year periods due to an increase in service revenue offset in part by a decrease in equipment revenue.

CA-ROW service revenue increased to $22.6 million and $64.9 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $17.6 million and $47.1 million, respectively, for the prior-year periods, due to an increase in aircraft equivalents. Net annualized ARPA for the CA-ROW segment decreased to $128 thousand and $133 thousand for the three and nine month periods ended September 30, 2019, as compared with $148 thousand and $151 thousand, respectively, for the prior-year periods due to an increase in aircraft online from new airline partners.

CA-ROW equipment revenue decreased to $13.1 million and $40.4 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $17.6 million and $40.9 million, respectively, for the prior-year periods due to fewer installations under the airline-directed model.

As the recognition of CA-ROW equipment revenue is a function of equipment installation schedules, equipment revenue will be driven by our ability to execute our existing airline partner contracts and enter into new contracts.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three and nine month periods ended September 30, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change
			2019 over 2018
	2019	2018
CA-NA	$38,931	$39,664	(1.8)%
BA	13,022	10,450	24.6%
CA-ROW	21,938	19,362	13.3%

Total	$73,891	$69,476	6.4%

	For the Nine Months Ended September 30,		% Change
			2019 over 2018
	2019	2018
CA-NA	$114,001	$131,811	(13.5)%
BA	39,175	31,650	23.8%
CA-ROW	60,330	54,612	10.5%

Total	$213,506	$218,073	(2.1)%

CA-NA cost of service revenue decreased to $38.9 million and $114.0 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $39.7 million and $131.8 million, respectively, for the prior-year periods due to decreases in allocated ATG network costs, de-icing-related costs and revenue share, offset in part by increased satellite service fees.

BA cost of service revenue increased to $13.0 million and $39.2 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $10.5 million and $31.7 million, respectively, for the prior-year periods. The increase was primarily due to allocated ATG network costs.

CA-ROW cost of service revenue increased to $21.9 million and $60.3 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $19.4 million and $54.6 million, respectively, for the prior-year period primarily due to an increase in satellite and network fees.

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

We expect cost of service revenue for BA to increase over time, mainly due to allocated ATG network costs.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and nine month periods ended September 30, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change
			2019 over 2018
	2019	2018
CA-NA	$1,943	$18,722	(89.6)%
BA	14,915	14,720	1.3%
CA-ROW	11,972	20,518	(41.7)%

Total	$28,830	$53,960	(46.6)%

	For the Nine Months Ended September 30,		% Change
			2019 over 2018
	2019	2018
CA-NA	$9,399	$83,520	(88.7)%
BA	38,122	42,444	(10.2)%
CA-ROW	46,611	44,639	4.4%

Total	$94,132	$170,603	(44.8)%

Cost of equipment revenue decreased to $28.8 million and $94.1 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $54.0 million and $170.6 million, respectively, for the prior-year periods.

The decrease in CA-NA for the three and nine month periods ended September 30, 2019, as compared with the prior-year periods was due to fewer installations under the airline-directed model during 2019 as compared with 2018. The decrease for the nine month period ended September 30, 2019 was also impacted by the transition to the airline-directed model by one airline in January 2018, which included cost of equipment revenue of approximately $26.1 million, while we had no such activity in 2019; see Note 1, “Basis of Presentation” for additional information. Additionally, the decrease for the nine month period ended September 30, 2019 as compared with the prior-year period was due to a decrease in costs associated with remediation of certain issues related to our 2Ku technology.

BA cost of equipment increased slightly for the three month period ended September 30, 2019 as compared with the prior-year period, while the decrease for the nine month period ended September 30, 2019 as compared with the prior-year period was due to a decrease in equipment revenue and changes in product mix.

The decrease in CA-ROW during the three month period was due to the decrease in activity under airline-directed model, while the increase during the nine month period was due to an increase in activity under the airline-directed model.

We expect that our cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased 3.8% and 8.7% to $28.9 million and $80.5 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $30.0 million and $88.2 million, respectively, for the prior-year periods due to decreased program and personnel-related expenses in CA-ROW and CA-NA, offset in part by increased 5G network development costs at BA.

We expect consolidated engineering, design and development expenses to increase as a percentage of consolidated service revenue in the near-term as we develop our 5G network and decrease as a percentage of consolidated service revenue in the long-term.

Sales and Marketing Expenses:

Sales and marketing expenses decreased 11.7% and 16.9% to $12.3 million and $37.6 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $14.0 million and $45.3 million, respectively, for the prior-year periods due to decreases in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated service revenue was 7.8% and 7.6%, respectively, for the three and nine month periods ended September 30, 2019, as compared with 8.7% and 9.6% for the prior-year periods.

We expect consolidated sales and marketing expenses to decrease as a percentage of consolidated service revenue over time.

General and Administrative Expenses:

General and administrative expenses decreased 16.6% and 1.2% to $20.7 million and $70.3 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $24.9 million and $71.2 million, respectively, for the prior-year periods. The decrease for the three month period ended September 30, 2019 was primarily due to decreases in CA-NA due to the reduction of a bad debt reserve for a non-airline customer and a reduction in various administrative costs. The decrease for the nine month period ended September 30, 2019 was primarily due to decreases in CA-NA, offset in part by increases in BA. Consolidated general and administrative expenses as a percentage of total consolidated service revenue was 13.1% and 14.1%, respectively, for the three and nine month periods ended September 30, 2019, as compared with 15.5% and 15.1% for the prior-year periods.

We expect general and administrative expenses to decrease as a percentage of consolidated service revenue over time.

Segment Profit (Loss):

CA-NA’s segment profit increased 40.3% and 244.5% to $12.2 million and $59.9 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $8.7 million and $17.4 million, respectively, for the prior-year periods due to the changes as discussed above.

BA’s segment profit increased 5.0% to $37.0 million for the three month period ended September 30, 2019, as compared with $35.2 million for the prior-year period and decreased 2.3% to $101.7 million for the nine month period ended September 30, 2019, as compared with $104.2 million for the prior-year period primarily due to the changes as discussed above.

CA-ROW’s segment loss decreased 40.0% and 28.3% to $13.7 million and $50.1 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $22.7 million and $69.8 million, respectively, for the prior-year periods due to the changes as discussed above.

Depreciation and Amortization:

Depreciation and amortization expense decreased 10.1% and 10.4% to $29.3 million and $90.0 million, respectively, for the three and nine month periods ended September 30, 2019, as compared with $32.6 million and $100.4 million, respectively, for the prior-year periods due to decreased amortization of capitalized software and accelerated depreciation expense for certain upgrades and decommission programs that were completed in the first half of 2018.

We expect that our depreciation and amortization expense will vary in the future depending upon the number of installations under the turnkey model.

Other (Income) Expense:

Other (income) expense and percent change for the three and nine month periods ended September 30, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2019 over
	2019	2018	2018
Interest income	$(987)	$(903)	9.3%
Interest expense	30,740	30,743	0.0%
Other expense	143	72	98.6%

Total	$29,896	$29,912	(0.1)%

	For the Nine Months		% Change
	Ended September 30,		2019 over
	2019	2018	2018
Interest income	$(3,366)	$(3,307)	1.8%
Interest expense	99,444	91,938	8.2%
Loss on extinguishment of debt	57,962	—	n/a
Other income	(2,779)	(59)	4,610.2%

Total	$151,261	$88,572	70.8%

Total other expense of $29.9 million was flat for the three month period ended September 30, 2019, as compared with the prior-year period. Total other expense increased to $151.3 million for the nine month period ended September 30, 2019, as compared with $88.6 million for the prior-year period due to the loss on extinguishment of debt and increased interest expense due to higher average debt levels outstanding during the current year as compared with the prior-year period; for the nine month period ended September 30, 2019 these factors were offset in part by $3.2 million of net proceeds from a litigation settlement in the first quarter of 2019.

We expect an increase in our full-year interest expense as compared with 2018 due to higher average debt outstanding because of the issuances of the 2024 Senior Secured Notes in April and May 2019 and the 2022 Convertible Notes in November 2018 and the associated accretion expense and amortization of deferred financing costs for such issuances. These increases will be partially offset by the reduction in interest expense related to the 2022 Senior Secured Notes, which were redeemed in full in May 2019, and the partial repurchase of the 2020 Convertible Notes. See Note 9, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information.

Income Taxes:

The effective income tax rates for the three and nine month periods ended September 30, 2019 were (0.9)% and (0.6)%, respectively, as compared with (0.5)% and 3.3%, respectively, for the prior-year periods. For the three and nine month periods ended September 30, 2019, our income tax expense was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets. An income tax benefit was recorded for the nine month period ended September 30, 2018 resulting from a reduction in our valuation allowance of approximately $4.0 million due to the application of provisions of H.R. 1, commonly known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”), to our evaluation of our deferred tax assets.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(22,891)	$(37,717)	$(123,653)	$(102,343)
Interest expense	30,740	30,743	99,444	91,938
Interest income	(987)	(903)	(3,366)	(3,307)
Income tax provision (benefit)	213	195	724	(3,459)
Depreciation and amortization	29,292	32,590	90,008	100,447

EBITDA	36,367	24,908	63,157	83,276
Stock-based compensation expense	4,066	3,932	12,711	12,531
Amortization of deferred airborne lease incentives	(6,335)	(8,074)	(21,365)	(23,166)
Amortization of STC costs	1,259	292	1,901	719
Transition to airline-directed model	—	—	—	(21,551)
Loss on extinguishment of debt	—	—	57,962	—
Proceeds from litigation settlement	—	—	(3,215)	—

Adjusted EBITDA	$35,357	$21,058	$111,151	$51,809

Unlevered Free Cash Flow:
Net cash provided by (used in) operating activities (GAAP) (1)	$69,804	$(62,867)	$75,339	$(91,896)
Consolidated capital expenditures (1)	(35,983)	(9,246)	(78,228)	(124,412)

Free cash flow	33,821	(72,113)	(2,889)	(216,308)
Cash paid for interest (1)	57	49,912	86,477	99,823
Interest income (2)	(987)	(903)	(3,366)	(3,307)

Unlevered free cash flow	$32,891	$(23,104)	$80,222	$(119,792)

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	See unaudited condensed consolidated statements of operations.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months
	Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$75,339	$(91,896)
Net cash used in investing activities	(36,401)	(195)
Net cash used in financing activities	(4,076)	(1,545)
Effect of foreign exchange rate changes on cash	(357)	(530)

Net increase (decrease) in cash, cash equivalents and restricted cash	34,505	(94,166)
Cash, cash equivalents and restricted cash at the beginning of period	191,116	203,729

Cash, cash equivalents and restricted cash at the end of period	$225,621	$109,563

Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$225,621	$109,563
Less: current restricted cash	535	1,773
Less: non-current restricted cash	7,424	5,126

Cash and cash equivalents at the end of the period	$217,662	$102,664

Short-term investments	$—	$88,575

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

Liquidity:

Excluding the impact of our initial public offering, our prior credit facility, the 2022 Convertible Notes, the 2020 Convertible Notes, the 2024 Senior Secured Notes and the 2022 Senior Secured Notes, to date we have not generated positive cash flows on a consolidated basis. However, based on our current plans, we believe that our cash, cash equivalents, cash flows provided by operating activities and access to the ABL Credit Facility will be sufficient to meet our near- and long-term operating obligations, including our capital expenditure requirements. As detailed in Note 9, “Long-Term Debt and Other Liabilities,” in April 2019 and May 2019, we entered into financing transactions that extended the maturity of our senior secured indebtedness to 2024 and generated funds sufficient to repay, repurchase or retire our 2020 Convertible Notes (of which we repurchased $159 million aggregate principal amount in May 2019 and an additional $0.5 million in September 2019). In August 2019, we entered into the ABL Credit Facility, which provides for a revolving line of credit of up to $30 million, subject to borrowing base availability, and includes letter of credit and swingline sub-facilities. The ABL Credit Agreement provides that the revolving line of credit may be increased by up to an additional $30 million under certain circumstances. Our intent is to continue to access the capital markets to refinance our future debt obligations on an as-needed basis.

The 2024 Indenture and the ABL Credit Agreement contain covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Further, market conditions and/or our financial performance may limit our access to additional sources of equity or debt financing, or our ability to pursue potential strategic alternatives. As a result, we may be unable to finance growth of our business to the extent that our cash, cash equivalents and short-term investments and cash generated through operating activities prove insufficient or we are unable to raise additional financing through the issuance of additional equity, permitted incurrences of debt by us or by GIH and its subsidiaries, or the pursuit of potential strategic alternatives.

For additional information on the 2024 Senior Secured Notes, the ABL Credit Facility, the 2022 Senior Secured Notes, the 2022 Convertible Notes and the 2020 Convertible Notes, see Note 9, “Long-Term Debt and Other Liabilities,” to our unaudited condensed consolidated financial statements.

Cash flows provided by (used in) Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Nine Months
	Ended September 30,
	2019	2018
Net loss	$(123,653)	$(102,343)
Non-cash charges and credits	184,451	112,807
Changes in operating assets and liabilities	14,541	(102,360)

Net cash provided by (used in) operating activities	$75,339	$(91,896)

For the nine month period ended September 30, 2019, cash provided by operating activities was $75.3 million as compared with net cash used in operating activities of $91.9 million in the prior-year period. The principal contributors to the change in operating cash flows were:

•	A $50.3 million change in net loss adjusted for non-cash charges and credits and

•	A $116.9 million change in cash flows related to operating assets and liabilities resulting from:

•	An increase in cash flows due to the following:

•	Changes in CA-NA’s and CA-ROW’s accounts receivable due primarily to the timing of collections;

•

Changes in all three segments’ inventories. CA-NA’s and CA-ROW’s inventories decreased as we allocated a smaller portion of our uninstalled airborne equipment to inventory due to the transition of two airline partners from the airline-directed model to the turnkey model in 2019 and BA’s inventory decreased due to an increase in equipment revenue during the quarter;

•	Changes in accrued interest due to changes in the timing of payments as compared to the prior-year;

•	Changes in all three segments’ prepaid expenses due to the timing of payments; and

•	Changes in BA’s accounts payable and accrued liabilities due primarily to the timing of payments;

•	Offset in part by a decrease in cash flows due to the following:

•	Changes in CA-NA’s and CA-ROW’s accrued liabilities due to the timing of payments;

•	Changes in CA-NA’s accounts payable due primarily to the timing of payments; and

•	Changes in BA’s accounts receivable due to an increase in revenue during the quarter.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “— Capital Expenditures” below. Additionally, cash used in investing activities includes net changes in our short-term investments of a cash inflow of $39.3 million and $124.2 million, respectively, for the nine month periods ended September 30, 2019 and 2018.

Cash flows used in Financing Activities:

Cash used in financing activities for the nine month period ended September 30, 2019 was $4.1 million primarily due to the full redemption of outstanding 2022 Senior Secured Notes (including the make-whole premium payable under the indenture governing the 2022 Senior Secured Notes), totaling $741.4 million, the repurchase of $159.5 million of outstanding 2020 Convertible Notes and the payment of $23.4 million of deferred financing costs associated with the issuance of the 2024 Senior Secured Notes, offset in part by $920.7 million of proceeds from the issuance of the 2024 Senior Secured Notes.

Cash used in financing activities for the nine month period ended September 30, 2018 was $1.5 million primarily due to financing lease payments.

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

Capital expenditures for the nine month periods ended September 30, 2019 and 2018 were $78.2 million and $124.4 million, respectively. The decrease in capital expenditures was primarily due to a decrease in airborne equipment purchases as well as a decrease in capitalized software.

We expect that our airborne-related capital expenditures will vary in the future depending upon the number of installations under the turnkey model and network-related capital expenditures will increase over time as we build out the 5G ATG network.

Other

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of September 30, 2019 and December 31, 2018 primarily included amounts in bank deposit accounts and money market funds. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of September 30, 2019 and December 31, 2018 included amounts in bank deposit accounts and money market funds; and as of December 31, 2018 our short-term investments consisted of U.S. Treasury bills. We believe we have minimal interest rate risk as a 10% change in the average interest rate on our portfolio would have reduced interest income for the three and nine month periods ended September 30, 2019 and 2018 by an immaterial amount.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Securities Litigation—On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Financial Officer and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019 the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and plaintiffs have until December 20, 2019 to file a second amended complaint should they elect to do so. We believe that the claims are without merit and intend to continue to defend them vigorously if the litigation continues. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Derivative Litigation - On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer and President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. The two lawsuits were consolidated and are stayed until a final disposition of the motion to dismiss in the class action suit. We believe that the claims are without merit and intend to defend them vigorously if the litigation continues. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to these suits. No amounts have been accrued for any potential costs under this matter, as we cannot reasonably predict the outcome of the litigation or any potential costs.

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

The following risk factor updates the corresponding risk factor in our 2018 10-K. Except as set forth below and in Item 1A of our 2019 2Q 10-Q, there have been no material changes to the risk factors previously disclosed in our 2018 10-K.

We have experienced and continue to experience capacity constraints in the United States on our ATG network and may in the future experience additional capacity demands on that network and our United States and international satellite networks. If we fail to meet capacity demands, our business and results of operations may be materially and adversely affected.

The success of our CA business depends on our ability to provide adequate bandwidth to meet customer demands. The capacity of our ATG network is limited by the spectrum licensed and, as a result, we have in the past experienced significant capacity constraints in the United States and continue to encounter occasional capacity constraints on flights where demand for our service is high and certain routes on which multiple ATG aircraft are within range of the same cell site at one time. As part of our plan to alleviate such constraints, we are deploying our satellite-based technology and developing a next-generation ATG technology, which will provide additional capacity, but the successful implementation of such technology is subject to certain risks and uncertainties as described in the Risk Factors section of the 2018 10-K under the heading “—We may be unsuccessful or delayed in developing and deploying our next-generation ATG technology.” In addition, our ability to meet capacity demands on our ATG network depends in part on the willingness of airline partners to agree to install or upgrade to our next generation ATG network if and when we deploy that solution.

In addition, we may in the future experience capacity constraints on our satellite network. We obtain the capacity required for our Ku and 2Ku satellite-based systems from satellite partners with whom we contract on a non-exclusive basis, and our ability to obtain sufficient capacity in the United States and internationally is subject to certain risks and uncertainties. See the Risk Factors section of the 2018 10-K under the heading “—We face risks related to satellites and satellite capacity.”

We expect capacity demands to increase on both our ATG and satellite networks as we install our equipment on more airlines and aircraft and as passenger adoption and bandwidth requirements grow. In particular, we are currently negotiating amendments to contracts with certain airline partners under which our services would be provided by the airlines to passengers free of charge. We expect passenger adoption and associated capacity demands to increase significantly if airline partners implement free passenger connectivity service. If our airline partners move to a free-to-passengers business model, in order to meet such demands, we will be required to negotiate agreements with existing and new satellite providers to obtain additional Ku-band satellite capacity. Our ability to successfully support our airline partners, including those providing free service to passengers, will depend in part on our ability to obtain sufficient satellite capacity, particularly in the continental United States, at prices and on other terms acceptable to us. If our airline partners implement free service to passengers on aircraft operating on our ATG network, the capacity constraints discussed above could be exacerbated. Furthermore, we may be required to develop and deploy systems employing Ka-band satellite technology for our airline partners and to obtain sufficient Ka-based capacity to support such technologies. We may be required to commit to purchase and, in some circumstances, pay for our satellite capacity in advance of employing it.

We use bandwidth management tools to manage capacity in both our ATG and satellite networks. In June 2015, the FCC adopted broad net neutrality rules pursuant to an order released in March 2015 (the “Open Internet Order”). The Open Internet Order prohibited broadband providers from blocking access to lawful content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind; or prioritizing the content and services of their affiliates. Other than for paid prioritization, the rules contained an exception for “reasonable network management.” In June 2018, the FCC’s partial repeal of the Open Internet Order (the “Repeal Order”) became effective, eliminating virtually all of the then-existing net neutrality obligations applicable to us. A federal appeals court upheld the Repeal Order in October 2019 with some exceptions that include vacating provisions of the Repeal Order preempting states from imposing any rule or requirement that the FCC repealed or deferred from imposing in the Repeal Order, or that was more stringent than the Repeal Order. Members of Congress have proposed legislation that would reinstate certain net neutrality rules and the outcome of such proposal or other attempts to reinstate net neutrality rules cannot be predicted at this time. In addition, several states, including California, have proposed or enacted net neutrality legislation similar in substance to the Open Internet Order. The U.S. Department of Justice has filed suit to block the California legislation and California has agreed to delay implementation of the law pending the outcome of such litigation. If the federal neutrality rules were reinstated, they could constrain our ability to manage our network and make it more difficult for us to meet capacity demands, as could existing or future state net neutrality laws or additional federal net neutrality laws.

There can be no assurance that the actions we are taking will be sufficient to provide enough capacity in the United States or internationally. If we fail to meet capacity demands, it could negatively affect our relationship with our airline partners and our reputation among passengers and other airlines and constitute a breach of contract resulting in penalties, claims for damages or termination rights, and our business prospects and results of operations may be materially adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The Company’s Board of Directors (the “Board”) has determined that it intends to hold the Company’s next Annual Meeting of Stockholders (the “2020 Annual Meeting”) on April 29, 2020 or shortly thereafter, at a time and location to be specified in the Company’s proxy statement for the 2020 Annual Meeting (the “Proxy Statement”). The record date for determining stockholders eligible for notice of, and to vote at, the 2020 Annual Meeting has not yet been set by the Board and will also be included in the Proxy Statement. In accordance with Section 1.12 of the Company’s Amended and Restated Bylaws (the “Bylaws”), the foregoing information constitutes a public announcement of the date of the 2020 Annual Meeting.

Because the date of the 2020 Annual Meeting has been changed by more than 30 calendar days from the date of the previous year’s annual meeting, pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2020 Annual Meeting pursuant to Rule 14a-8 must ensure that their proposal is received by Marguerite M. Elias, Executive Vice President, General Counsel and Secretary of the Company, at 111 N. Canal St., Suite 1500, Chicago, Illinois 60606 by December 9, 2019, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Rule 14a-8 proposals must also comply with the requirements of Rule 14a-8 and other applicable laws in order to be eligible for inclusion in the Company’s proxy materials for the 2020 Annual Meeting. The December 9, 2019 deadline will also apply in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended.

In accordance with the Company’s Bylaws, stockholder proposals not included in the Proxy Statement may be brought before the 2020 Annual Meeting outside of compliance with Rule 14a-8 by a stockholder of the Company who is entitled to vote at the meeting, has given a written notice to the Secretary of the Company containing certain information specified in, and within the timing requirements set forth in, the Bylaws, and was and will be a stockholder of record at the time such notice was given and at the date of the 2020 Annual Meeting. Such notice must be delivered to the address in the preceding paragraph no earlier than December 31, 2019 and no later than January 30, 2020.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

10.8.20	Credit Agreement, dated as of August 26, 2019, among Gogo Intermediate Holdings LLC and Gogo Finance Co. Inc., as the Borrowers, Gogo Inc., the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 28, 2019 (File No. 001-35975)).

10.8.21	ABL Collateral Agreement, dated as of August 26, 2019, among Gogo Inc., Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc. and certain of their subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 28, 2019 (File No. 001-35975)).

10.8.22	Patent Security Agreement, dated August 26, 2019, by Gogo LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 28, 2019 (File No. 001-35975)).

10.8.23	Trademark Security Agreement, dated August 26, 2019, by Gogo LLC and Gogo Business Aviation LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 28, 2019 (File No. 001-35975)).

10.8.24	Copyright Security Agreement, dated August 26, 2019, by Gogo LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 28, 2019 (File No. 001-35975)).

10.8.25	Crossing Lien Intercreditor Agreement, dated as of August 26, 2019, between U.S. Bank National Association, as Cash Flow Collateral Representative, and JPMorgan Chase Bank, N.A., as ABL Agent (incorporated by reference to Exhibit 10.6 to Form 8-K filed on August 28, 2019 (File No. 001-35975)).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.
Date: November 7, 2019
/s/ Oakleigh Thorne
Oakleigh Thorne
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)