Form 10-Q
period 2020-03-31
Gogo Inc.
filed 2020-05-11
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Ye  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2020, 83,770,421 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$214,229	$170,016
Accounts receivable, net of allowances of $3,970 and $686, respectively	92,619	101,360
Inventories	123,179	117,144
Prepaid expenses and other current assets, net of allowances of $997 and $0, respectively	36,462	36,305

Total current assets	466,489	424,825

Non-current assets:
Property and equipment, net	505,584	560,318
Goodwill and intangible assets, net	75,083	76,499
Operating lease right-of-use assets	58,085	63,386
Other non-current assets, net of allowances of $6,111 and $0, respectively	86,229	89,672

Total non-current assets	724,981	789,875

Total assets	$1,191,470	$1,214,700

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$35,995	$17,160
Accrued liabilities	176,238	174,111
Deferred revenue	28,472	34,789
Deferred airborne lease incentives	30,718	26,582

Total current liabilities	271,423	252,642

Non-current liabilities:
Long-term debt	1,124,713	1,101,248
Deferred airborne lease incentives	145,172	135,399
Non-current operating lease liabilities	82,975	77,808
Other non-current liabilities	53,793	46,493

Total non-current liabilities	1,406,653	1,360,948

Total liabilities	1,678,076	1,613,590

Commitments and contingencies (Note 13)	—	—
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2020 and December 31, 2019; 83,825,592 and 88,292,821 shares issued at March 31, 2020 and December 31, 2019, respectively; and 83,773,648 and 88,240,877 shares outstanding at March 31, 2020 and December 31, 2019, respectively	8	9
Additional paid-in-capital	1,081,955	979,499
Accumulated other comprehensive loss	(5,127)	(2,256)
Treasury stock, at cost	(98,857)	—
Accumulated deficit	(1,464,585)	(1,376,142)

Total stockholders’ deficit	(486,606)	(398,890)

Total liabilities and stockholders’ deficit	$1,191,470	$1,214,700

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2020	2019
Revenue:
Service revenue	$150,782	$165,012
Equipment revenue	33,693	34,537

Total revenue	184,475	199,549

Operating expenses:
Cost of service revenue (exclusive of items shown below)	70,755	68,121
Cost of equipment revenue (exclusive of items shown below)	26,040	29,731
Engineering, design and development	22,863	24,728
Sales and marketing	9,652	12,318
General and administrative	27,166	22,454
Impairment of long-lived assets	46,389	—
Depreciation and amortization	32,670	30,749

Total operating expenses	235,535	188,101

Operating income (loss)	(51,060)	11,448

Other (income) expense:
Interest income	(606)	(1,149)
Interest expense	31,174	32,554
Other (income) expense	2,993	(3,365)

Total other expense	33,561	28,040

Loss before income taxes	(84,621)	(16,592)
Income tax provision	157	207

Net loss	$(84,778)	$(16,799)

Net loss attributable to common stock per share—basic and diluted	$(1.04)	$(0.21)

Weighted average number of shares—basic and diluted	81,205	80,446

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months
	Ended March 31,
	2020	2019
Net loss	$(84,778)	$(16,799)
Currency translation adjustments, net of tax	(2,871)	410

Comprehensive loss	$(87,649)	$(16,389)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2020	2019
Operating activities:
Net loss	$(84,778)	$(16,799)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	32,670	30,749
Loss on asset disposals, abandonments and write-downs	1,098	1,241
Provision for expected credit losses	6,764	84
Impairment of long-lived assets	46,389	—
Impairment of cost-basis investment	3,000	—
Deferred income taxes	45	44
Stock-based compensation expense	3,995	4,327
Amortization of deferred financing costs	1,419	1,249
Accretion and amortization of debt discount and premium	3,326	4,774
Changes in operating assets and liabilities:
Accounts receivable	5,085	10,551
Inventories	(6,035)	(1,118)
Prepaid expenses and other current assets	1,038	3,015
Contract assets	(10,622)	(6,175)
Accounts payable	16,399	2,843
Accrued liabilities	(18,291)	(19,381)
Deferred airborne lease incentives	2,345	(3,923)
Deferred revenue	1,378	2,257
Accrued interest	26,413	(19,514)
Warranty reserves	(526)	(588)
Other non-current assets and liabilities	6,915	208

Net cash provided by (used in) operating activities	38,027	(6,156)

Investing activities:
Purchases of property and equipment	(13,202)	(23,154)
Acquisition of intangible assets—capitalized software	(2,108)	(4,557)
Redemptions of short-term investments	—	39,323
Other, net	89	95

Net cash provided by (used in) investing activities	(15,221)	11,707

Financing activities:
Proceeds from credit facility draw	22,000	—
Repurchase of convertible notes	(2,498)	—
Payment of debt issuance costs	—	(557)
Payments on financing leases	(247)	(125)
Stock-based compensation activity	(397)	(58)

Net cash provided by (used in) financing activities	18,858	(740)

Effect of exchange rate changes on cash	51	(276)
Increase in cash, cash equivalents and restricted cash	41,715	4,535
Cash, cash equivalents and restricted cash at beginning of period	177,675	191,116

Cash, cash equivalents and restricted cash at end of period	$219,390	$195,651

Cash, cash equivalents and restricted cash at end of period	$219,390	$195,651
Less: current restricted cash	560	1,535
Less: non-current restricted cash	4,601	5,426

Cash and cash equivalents at end of period	$214,229	$188,690

Supplemental Cash Flow Information:
Cash paid for interest	$66	$46,163
Cash paid for taxes	1	41
Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$6,411	$19,951
Purchases of property and equipment paid by commercial airlines	5,580	5,016

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended March 31, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2020	88,240,877	$9	$979,499	$(2,256)	$(1,376,142)	—	$—	$(398,890)
Net loss	—	—	—	—	(84,778)	—	—	(84,778)
Currency translation adjustments, net of tax	—	—	—	(2,871)	—	—	—	(2,871)
Stock-based compensation expense	—	—	3,995	—	—	—	—	3,995
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	522,490	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(682)	—	—	—	—	(682)
Issuance of common stock in connection with employee stock purchase plan	87,681	—	285	—	—	—	—	285
Settlement of prepaid forward shares	(5,077,400)	(1)	98,858			5,077,400	(98,857)	—
Impact of the adoption of new accounting standards	—	—	—	—	(3,665)	—	—	(3,665)

Balance at March 31, 2020	83,773,648	$8	$1,081,955	$(5,127)	$(1,464,585)	5,077,400	$(98,857)	$(486,606)

	For the Three Months Ended March 31, 2019
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2019	87,560,694	$9	$963,458	$(3,554)	$(1,228,674)	—	$—	$(268,761)
Net loss	—	—	—	—	(16,799)	—	—	(16,799)
Currency translation adjustments, net of tax	—	—	—	410	—	—	—	410
Stock-based compensation expense	—	—	4,327	—	—	—	—	4,327
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	161,667	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(351)	—	—	—	—	(351)
Issuance of common stock in connection with employee stock purchase plan	75,253	—	293	—	—	—	—	293
Impact of the adoption of new accounting standards	—	—	—	—	(3,093)	—	—	(3,093)

Balance at March 31, 2019	87,797,614	$9	$967,727	$(3,144)	$(1,248,566)	—	$—	$(283,974)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The Business - Gogo (“we,” “us,” “our”) is the global leader in providing broadband connectivity solutions and wireless in-flight entertainment to the aviation industry. We operate through the following three reportable segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA.” Services provided by our CA-NA and CA-ROW businesses include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”), which offers airlines connectivity for various operations and currently include, among other services, real-time credit card transaction processing, electronic flight bags and real-time weather information. Services are provided by CA-NA on commercial aircraft flying routes that generally begin and end within North America, which for this purpose includes the United States, Canada and Mexico. CA-ROW provides service on commercial aircraft operated by foreign-based commercial airlines and flights outside of North America for North American-based commercial airlines. The routes included in our CA-ROW segment are those that begin and/or end outside of North America (as defined above) on which our international service is provided. BA provides in-flight Internet connectivity and other voice and data communications products and services and sells equipment for in-flight telecommunications to the business aviation market. BA services include Gogo Biz, our in-flight broadband service, Passenger Entertainment, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020 (the “2019 10-K”). These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three month period ended March 31, 2020, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

We have one class of common stock outstanding as of March 31, 2020 and December 31, 2019.

During March 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions (as defined and described in Note 10, “Long-Term Debt and Other Liabilities”). We accounted for these shares as Treasury Stock and reclassified $98.9 million from Additional Paid-In Capital to Treasury Stock, at cost, in our unaudited condensed consolidated balance sheet. See Note 10, “Long-Term Debt and Other Liabilities,” for additional information.

Reclassifications – To conform with the current year presentation, $84 thousand of bad debt expense has been reclassified to a separate line from accounts receivable for the three month period ended March 31, 2019.

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

2. Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and the World Health Organization (the “WHO”) subsequently declared COVID-19 a “Public Health Emergency of International Concern.” The COVID-19 pandemic has caused a significant decline in commercial and business air travel, which has materially and adversely affected our business. Approximately 60% of our revenue comes from our two

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

commercial airline segments, CA-NA and CA-ROW. Passenger traffic declined significantly in April 2020 compared to March 2020, resulting in an expected significant reduction in service revenue in April 2020 as compared to the monthly service revenue in the first quarter of 2020. The approximate remaining 40% of our revenue comes from our business aviation segment, BA, which has also seen a sharp decrease in flight activity. Additionally, since many business aircraft are flying less frequently, there was an increase in requests for one-month account suspensions and a significant decrease in new plan activations in April 2020 compared to March 2020.

In response to the COVID-19 pandemic and resulting developments, we developed, and continue to refine on an ongoing basis, a range of projections based on estimated market conditions, and have implemented measures to protect our employees, ensure the business has adequate liquidity and maintain the value of our business segments, while at the same time continuing to make the interest payments on our outstanding debt. These measures include, but are not limited to, the following:

•

Employee and customer safety – Our employees are our most important resource and we are focused on the safety of our people and our customers. Every country in which we operate has issued work from home orders and over 1,000 of our employees are working remotely, with limited personnel in place for certain location-specific activities.

•

Personnel actions – We implemented several cost-cutting measures related to personnel, including implementing a hiring freeze, suspending 2020 merit salary increases and deferring the Chief Executive Officer’s 2019 bonus payout.

Additionally, we furloughed approximately 54% of our workforce and reduced compensation for most other employees, starting May 4, 2020. The furloughs impact approximately 600 employees across the entire company. The time and duration of the furloughs will vary based on workload in individual departments. Salary reductions begin at 30% for the Chief Executive Officer, then 20% for the executive leadership team and reducing downward by staff level from there. In addition, the compensation for the members of our Board of Directors has been reduced by 30%. Certain types of employees, such as hourly workers, have not had their compensation reduced.

•

Expense management – We have identified responsive action plans / levers that we are implementing, or considering implementing as needed, to dramatically reduce costs in order to ensure our long-term viability, including the following:

•	Renegotiating terms with suppliers, including satellite capacity providers;

•	Deferring purchases of capital equipment;

•	Delaying aircraft equipment installations;

•	Reducing marketing, travel and other non-essential spend; and

•	Renegotiating terms with airline partners.

•	Financing – In March 2020, we drew $22 million under the ABL Credit Facility.

•

Government assistance – We applied for an $81 million grant and a $150 million loan under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). If we receive such assistance, we will be subject to certain restrictions and will be required to modify the personnel actions discussed above to comply with the terms of the government assistance. Additionally, receipt of funds may require the consent of a majority of the holders of the 2024 Senior Secured Notes and the consent of the lenders under the ABL Credit Agreement to amend the terms governing such indebtedness.

We expect COVID-19 to continue to have a significant negative impact on our revenue and we are unable to predict how long that impact will continue. The extent of the impact of COVID-19 on our CA and BA businesses and our financial and operational performance will depend on future developments, including the duration, spread and severity of the outbreak, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

highly uncertain and cannot be predicted. We are unable to predict how long the pandemic and its negative impact will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel, our business partners and our business. Not only is the duration of the pandemic and future combative measures unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future material changes in the situation and whether the Company’s actions in response will be sufficient or successful.

Impairment assessments - We review our long-lived assets and indefinite-lived intangible assets for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We conducted a review as of March 31, 2020 in light of the COVID-19 outbreak and its impact on air travel, and recorded an impairment charge with respect to certain long-lived assets. We are continuously monitoring the COVID-19 pandemic and its impact. If the impact of the pandemic exceeds management’s estimates, we could incur additional material impairment charges in future periods. See Note 7, “Composition of Certain Balance Sheet Accounts,” for additional information on our long-lived assets and Note 8, “Intangible Assets,” for additional information on our indefinite-lived assets.

Credit Losses — We regularly evaluate our accounts receivable and contract assets for expected credit losses and recorded credit losses for the three month period ended March 31, 2020. We are continuously monitoring our assumptions used to determine our expected credit losses, including the impact of the COVID-19 pandemic, which could cause us to record additional material credit losses in future periods. See Note 9, “Composition of Certain Reserves and Allowances,” for additional information.

3. Recent Accounting Pronouncements

Accounting standards adopted:

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.

The cumulative effect adjustment from using the modified retrospective approach for the adoption of ASC 326 impacted our unaudited condensed consolidated balance sheet as of January 1, 2020 by the recognition of allowance for credit losses as summarized below:

			Balances
	Balance at		with
	December 31,	Impact of	Adoption of
	2019	ASC 326	ASC 326
Assets
Accounts receivable	101,360	(1,386)	99,974
Prepaid and other current assets	36,305	(356)	35,949
Other non-current assets	89,672	(1,923)	87,749
Equity
Accumulated deficit	(1,376,142)	(3,665)	(1,379,807)

See Note 9, “Composition of Certain Reserves and Allowances,” for additional information.

On January 1, 2020, we adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements.

On January 1, 2020, we adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements related to recurring or nonrecurring fair value measurements. Currently all of our fair value measurements are classified as Level 2 within the fair value hierarchy, and as such, the adoption of this standard did not have an impact on our unaudited condensed consolidated financial statements. See Note 14, “Fair Value of Financial Assets and Liabilities,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

New pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) and other interbank offered rates. This guidance is effective beginning on March 12, 2020 through December 31, 2022. We do not currently believe that the adoption of this standard will have a material impact on our consolidated financial statements.

4. Revenue Recognition

Arrangements with commercial airlines

For CA-NA and CA-ROW, pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines in order to deliver our service to passengers on the aircraft. We currently have two types of commercial airline arrangements: turnkey and airline-directed. Under the airline-directed model, we have transferred control of the equipment to the airline and therefore the airline is our customer in these transactions. Under the turnkey model, we have not transferred control of our equipment to our airline partner and, as a result, the airline passenger is deemed to be our customer. Transactions with our airline partners under the turnkey model are accounted for as an operating lease of space on an aircraft. See Note 12, “Leases,” for additional information on the turnkey model.

Remaining performance obligations

As of March 31, 2020, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations was approximately $585 million, most of which relate to our commercial aviation contracts. Approximately $109 million represents future equipment revenue that is expected to be recognized within the next one to three years. The remaining $476 million primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract (approximately 5-10 years). We have excluded from this amount: all variable consideration derived from our connectivity or entertainment services that is allocated entirely to our performance of obligations related to such services; consideration from contracts that have an original duration of one year or less; revenue from passenger service on airlines operating under the turnkey model; and revenue from contracts that have been executed but under which have not yet met the accounting definition of a contract since the airline has not yet determined which products in our portfolio it wishes to select, and, as a result we are unable to determine which products and services will be transferred to the customer.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended
	March 31, 2020
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$68,869	$18,029	$56,975	$143,873
Entertainment, CAS and other	4,959	1,199	751	6,909

Total service revenue	$73,828	$19,228	$57,726	$150,782

Equipment revenue
ATG	$4,396	$—	$9,624	$14,020
Satellite	1,832	14,184	3,374	19,390
Other	80	—	203	283

Total equipment revenue	$6,308	$14,184	$13,201	$33,693

Customer type
Airline passenger and aircraft owner/operator	$43,702	$6,517	$57,726	$107,945
Airline, OEM and aftermarket dealer	26,258	25,399	13,201	64,858
Third party	10,176	1,496	—	11,672

Total revenue	$80,136	$33,412	$70,927	$184,475

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

Contract balances

Our current and non-current deferred revenue balances totaled $57.9 million and $56.7 million as of March 31, 2020 and December 31, 2019, respectively. Deferred revenue includes, among other things, equipment, multi-pack and subscription connectivity products, sponsorship activities and airline-directed equipment and connectivity and entertainment service.

Our current and non-current contract asset balances totaled $70.8 million and $64.2 million as of March 31, 2020 and December 31, 2019, respectively. The contract asset balance as of March 31, 2020 was net of allowances of $7.1 million. See Note 9, “Composition of Certain Reserves and Allowances,” for additional information regarding allowances. Contract assets represent the aggregate amount of revenue recognized in excess of billings for our airline-directed contracts.

Capitalized STC balances for our airline-directed contracts were $16.5 million and $17.5 million as of March 31, 2020 and December 31, 2019, respectively. The capitalized STC costs are amortized over the life of the associated airline-directed contracts as part of our engineering, design and development costs in our unaudited condensed consolidated statements of operations. Total amortization expense was $0.8 million and $0.3 million, respectively, for the three month periods ended March 31, 2020 and 2019.

5. Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 10, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Additionally, the calculation of weighted average shares outstanding as of March 31, 2020 and 2019 excludes approximately 2.1 million shares and 7.2 million shares, respectively, associated with the Forward Transactions.

As a result of the net loss for the three month periods ended March 31, 2020 and 2019, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2020 and 2019; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2020 and 2019 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2020	2019
Net loss	$(84,778)	$(16,799)
Less: Participation rights of the Forward Transactions	—	—

Undistributed losses	$(84,778)	$(16,799)

Weighted-average common shares outstanding-basic and diluted	81,205	80,446

Net loss attributable to common stock per share-basic and diluted	$(1.04)	$(0.21)

6. Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or market. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Work-in-process component parts	$23,585	$23,141
Finished goods	99,594	94,003

Total inventory	$123,179	$117,144

7. Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Contract assets, net of allowances of $997 and $0, respectively (1)	$14,319	$12,364
Prepaid satellite services	7,970	11,299
Restricted cash	560	560
Other	13,613	12,082

Total prepaid expenses and other current assets	$36,462	$36,305

(1)	Allowance for contract assets as of March 31, 2020 is due to the adoption of ASC 326. See Note 9, “Composition of Certain Reserves and Allowances,” for additional information.

Property and equipment as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Office equipment, furniture, fixtures and other	$56,482	$56,205
Leasehold improvements	44,403	44,389
Airborne equipment (1)	709,980	737,593
Network equipment	225,169	229,451

	1,036,034	1,067,638
Accumulated depreciation	(530,450)	(507,320)

Total property and equipment, net	$505,584	$560,318

(1)	Decrease in Airborne equipment is due primarily to the impairment of airborne equipment associated with three of our airline agreements. See below for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other non-current assets as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Contract assets, net of allowances of $6,111 and $0, respectively (1)	$56,516	$51,829
Deferred STC costs	16,475	17,453
Restricted cash	4,601	7,099
Other (2)	8,637	13,291

Total other non-current assets	$86,229	$89,672

(1)	Allowances for contract assets as of March 31, 2020 is due to the adoption of ASC 326. See Note 9, “Composition of Certain Reserves and Allowances,” for additional information.
(2)

Decrease due in part to the $3.0 million impairment of a cost-basis investment which is included in Other (income) expense within our unaudited condensed consolidated statements of operations for the three month period ended March 31, 2020.

We review our long-lived assets, including property and equipment, right-of-use assets, and other non-current assets, for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We perform this review by comparing the carrying value of the long-lived assets to the estimated future undiscounted cash flows expected to result from the use of the assets. We group certain long-lived assets by airline contract and by connectivity technology. If we determine an impairment exists, the amount of the impairment is computed as the difference between the asset group’s carrying value and its estimated fair value, following which the assets are written down to their estimated fair value.

In light of the COVID-19 outbreak and its impact on air travel, including decreased flights, decreased gross passenger opportunity and our airline partners’ temporary parking of a significant number of their aircraft, we conducted a review as of March 31, 2020 and determined that the carrying values for the asset groups related to three of our airline agreements for the CA business exceeded their estimated undiscounted cash flows, which triggered the need to estimate the fair value of these assets. Fair value reflects our best estimate of the discounted cash flows of the impaired assets. For the airborne assets and right-of-use assets associated with the three airline agreements (the “impaired assets”), we recorded an impairment charge of $46.4 million for the three month period ended March 31, 2020, reflecting the difference between the carrying value and the estimated fair value of the impaired assets.

We are continuously monitoring the COVID-19 pandemic and its impact. If the negative impact of the pandemic on the assets related to our airline agreements continues, including as a result of airline partners’ decisions to temporarily park certain aircraft to reduce capacity, we could incur additional material impairment charges in future periods.

Accrued liabilities as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Airline related accrued liabilities	$40,882	$43,592
Accrued interest	43,461	17,048
Employee compensation and benefits	15,136	29,954
Accrued satellite network costs	19,438	13,843
Warranty reserve	12,639	13,165
Operating leases	9,484	12,241
Airborne equipment and installation costs	4,293	11,466
Other	30,905	32,802

Total accrued liabilities	$176,238	$174,111

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other non-current liabilities as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Deferred revenue	$29,433	$21,889
Asset retirement obligations	11,773	11,560
Deferred tax liabilities	2,384	2,340
Other	10,203	10,704

Total other non-current liabilities	$53,793	$46,493

8. Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets. Intangible assets with indefinite lives and goodwill are not amortized; rather, they are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of our indefinite-lived intangible assets and goodwill during the fourth quarter of each fiscal year. We also reevaluate the useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The results of our annual indefinite-lived intangible assets and goodwill impairment assessments in the fourth quarter of 2019 indicated no impairment. As of March 31, 2020, as a result of COVID-19, we reviewed the carrying value of our indefinite-lived intangible assets and goodwill and concluded there were no impairments.

As of both March 31, 2020 and December 31, 2019, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of March 31, 2020 and December 31, 2019 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of March 31, 2020			As of December 31, 2019
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	2.5	$180,568	$(139,943)	$40,625	$177,190	$(135,154)	$42,036
Other intangible assets	7.8	3,000	(1,445)	1,555	3,000	(1,440)	1,560
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—

Total amortized intangible assets		198,373	(156,193)	42,180	194,995	(151,399)	43,596

Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$230,656	$(156,193)	$74,463	$227,278	$(151,399)	$75,879

Amortization expense was $4.8 million and $5.3 million, respectively, for the three month periods ended March 31, 2020 and 2019.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2020 (period from April 1 to December 31)	$13,092
2021	$14,451
2022	$9,670
2023	$2,808
2024	$547
Thereafter	$1,612

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

9. Composition of Certain Reserves and Allowances

Credit Losses — We regularly evaluate our accounts receivable and contract assets for expected credit losses. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on the aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of each customer’s financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. We apply a similar methodology towards our current and non-current contract asset balances. However, due to the inherent additional risk associated with a long-term receivable, an additional provision is applied towards contract asset balances that will diminish over time as the contract nears its expiration date. For the three months ended March 31, 2020, we also considered the current and estimated future economic and market conditions resulting from the COVID-19 pandemic in the determination of our estimated credit losses.

Estimates are used to determine the expected loss allowances. Such allowances are based on management’s assessment of anticipated payment, taking into account available historical and current information as well as management’s assessment of potential future developments. We are continuously monitoring our assumptions used to determine our expected credit losses, including the impact of COVID-19, which could cause us to record additional material credit losses in future periods.

A summary of our allowances for credit losses were as follows (in thousands):

		Prepaid	Other
	Accounts	and other	non-current
	receivable	current assets	assets
Balance at January 1, 2020	$686	$—	$—
Cumulative-effect adjustment of ASC 326 adoption	1,386	356	1,923
Current-period provision for expected credit losses (1)	1,935	641	4,188
Write-offs charged against the allowances	—	—	—
Other, including dispositions and foreign currency	(37)	—	—

Balance at March 31, 2020	$3,970	$997	$6,111

(1)

The current-period provision for expected credit losses was due primarily to the impact of COVID-19. One international airline partner in particular accounted for approximately 70% of the provision recorded during the three month period ended March 31, 2020. Subsequent to March 31, 2020, such airline partner’s financial condition continued to deteriorate and we expect to record additional credit losses during the three month period ending June 30, 2020.

Warranties — We provide warranties on parts and labor related to our products. Our warranty terms range from two to ten years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $12.6 million and $13.2 million, respectively, as of March 31, 2020 and December 31, 2019.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

10. Long-Term Debt and Other Liabilities

Long-term debt as of March 31, 2020 and December 31, 2019 was as follows (in thousands):

	March 31,	December 31,
	2020	2019
2024 Senior Secured Notes	$921,310	$921,137
2022 Convertible Notes	205,020	201,868
ABL Credit Facility	22,000	—
2020 Convertible Notes	—	2,498

Total debt	1,148,330	1,125,503
Less deferred financing costs	(23,617)	(24,255)

Total long-term debt	$1,124,713	$1,101,248

2024 Senior Secured Notes - On April 25, 2019 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (“Gogo Finance” and, together with GIH, the “Issuers”) issued $905 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Initial Notes”) under an indenture (the “Base Indenture”), dated as of April 25, 2019, among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Initial 2024 Subsidiary Guarantors” and, together with us, the “Initial 2024 Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”). On May 3, 2019, the Issuers, the Initial 2024 Guarantors and the Trustee entered into the first supplemental indenture (the “First Supplemental Indenture”) to increase the amount of indebtedness that may be incurred under Credit Facilities (as defined in the 2024 Indenture) by GIH or its subsidiaries that are 2024 Guarantors (as defined below) by $20 million in aggregate principal amount. On March 6, 2020, the Issuers, the Initial 2024 Guarantors, Gogo Air International GmbH (an indirect subsidiary of GIH) (“Gogo International” and, together with the Initial 2024 Guarantors, the “2024 Guarantors”) and the Trustee entered into a second supplemental indenture (together with the Base Indenture and the First Supplemental Indenture, the “2024 Indenture”) to add Gogo International as a guarantor to the 2024 Indenture. On May 7, 2019, the Issuers issued an additional $20 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Additional Notes”). We refer to the Initial Notes and the Additional Notes collectively as the “2024 Senior Secured Notes”. The Initial Notes were issued at a price equal to 99.512% of their face value, and the Additional Notes were issued at a price equal to 100.5% of their face value, resulting in aggregate gross proceeds of $920.7 million. Additionally, we received approximately $0.1 million for interest that accrued from April 25, 2019 through May 7, 2019 with respect to the Additional Notes that was included in our interest payment on November 1, 2019. The 2024 Senior Secured Notes are guaranteed on a senior secured basis by Gogo Inc. and all of GIH’s existing and future restricted subsidiaries (other than Gogo Finance), subject to certain exceptions. The 2024 Senior Secured Notes and the related guarantees are secured by second-priority liens on the ABL Priority Collateral (as defined below) and by first-priority liens on the Cash Flow Priority Collateral (as defined below), including pledged equity interests of the Issuers and all of GIH’s existing and future restricted subsidiaries guaranteeing the 2024 Senior Secured Notes, except for certain excluded assets and subject to permitted liens.

As of March 31, 2020 and December 31, 2019, the outstanding principal amount of the 2024 Senior Secured Notes was $925.0 million for both dates, the unaccreted debt discount was $3.7 million and $3.9 million, respectively, and the net carrying amount was $921.3 million and $921.1 million, respectively.

We used a portion of the net proceeds from the issuance of the 2024 Senior Secured Notes to fund the redemption of all the outstanding 2022 Senior Secured Notes (as defined below) and to repurchase $159 million aggregate principal amount of the 2020 Convertible Notes (as defined below).

The 2024 Senior Secured Notes will mature on May 1, 2024. The 2024 Senior Secured Notes bear interest at a rate of 9.875% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2019.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We paid approximately $22.0 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which have been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $0.9 million for the three month period ended March 31, 2020. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the balance of unamortized deferred financing costs related to the 2024 Senior Secured Notes was $18.9 million and $19.7 million, respectively, and was included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 11, “Interest Costs,” for additional information.

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

•	structurally senior to all of our existing and future indebtedness, including our 2022 Convertible Notes (as defined below);

•	senior in right of payment to any and all of the Issuers’ future indebtedness that is subordinated in right of payment to the 2024 Senior Secured Notes;

•	structurally subordinated to all of the indebtedness and other liabilities of any non-2024 Guarantors (other than the Issuers); and

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

The 2024 Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding 2024 Senior Secured Notes issued under the 2024 Indenture to be due and payable immediately. As of March 31, 2020, no event of default had occurred.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Borrowing availability under the ABL Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable (including eligible unbilled accounts receivable) and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of March 31, 2020 and December 31, 2019, $22.0 million and zero, was outstanding under the ABL Credit Facility, respectively.

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

The ABL Credit Agreement includes a minimum fixed charge coverage ratio test of no less than 1.00 to 1.00, which is tested only when Specified Availability is less than the greater of (A) $4.5 million and (B) 15.0% of the then effective commitments under the ABL Credit Facility, and continuing until the first day immediately succeeding the last day of the calendar month which includes the thirtieth (30th) consecutive day on which Specified Availability is in excess of such threshold so long as no default has occurred and is continuing and certain other conditions are met. As of March 31, 2020, Specified Availability had not fallen below the amount specified and therefore the minimum fixed charge coverage ratio test was not applicable. Full availability under the ABL Credit Facility may be limited by our ability to comply with the fixed charge coverage ratio in future periods.

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

We paid approximately $0.9 million of origination fees and financing costs related to the issuance of the ABL Credit Facility, which have been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the ABL Credit Facility using the effective interest method. Total amortization expense was $0.1 million for the three month period ended March 31, 2020. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the balance of unamortized deferred financing costs related to the ABL Credit Facility was $0.7 million and $0.8 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 11, “Interest Costs,” for additional information.

2022 Senior Secured Notes – On June 14, 2016, the Issuers issued $525 million aggregate principal amount of 12.500% senior secured notes due 2022 (the “Original 2022 Senior Secured Notes”) under an Indenture, dated as of June 14, 2016 (as amended and supplemented thereafter, the “Indenture”), among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “2022 Subsidiary Guarantors” and, together with us, the “2022 Guarantors”), and U.S. Bank National Association, as Trustee and as Collateral Agent. On January 3, 2017, the Issuers issued $65 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “January 2017 Additional Notes”). The January 2017 Additional Notes were issued at a price equal to 108% of their face value resulting in gross proceeds of $70.2 million. On September 25, 2017, the Issuers issued $100 million aggregate principal amount of additional 12.500% senior secured notes due 2022 (the “September 2017 Additional Notes”). We refer to the Original 2022 Senior Secured Notes, the January 2017 Additional Notes and the September 2017 Additional Notes collectively as the “2022 Senior Secured Notes.”

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

We paid approximately $15.9 million of aggregate origination fees and financing costs related to the issuance of the 2022 Senior Secured Notes, which were accounted for as deferred financing costs. Additionally, we paid approximately $1.4 million of consent fees in connection with the Supplemental Indenture, which partially offset the net carrying value of the 2022 Senior Secured Notes. Total amortization expense was $0.8 million for the three month period ended March 31, 2019. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As noted above, the remaining unamortized deferred financing costs were written off as of May 15, 2019.

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

The $237.8 million of proceeds received from the issuance of the 2022 Convertible Notes was initially allocated between long-term debt (the liability component) at $188.7 million and additional paid-in capital (the equity component) at $49.1 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2022 Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the 2022 Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the 2022 Convertible Notes, which will result in additional non-cash interest expense being recognized in the consolidated statements of operations through the 2022 Convertible Notes maturity date (see Note 11, “Interest Costs,” for additional information). The effective interest rate on the 2022 Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 13.6%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2020 and December 31, 2019, the outstanding principal on the 2022 Convertible Notes was $237.8 million on both dates, the unaccreted debt discount was $32.7 million and $35.9 million, respectively, and the net carrying amount of the liability component was $205.0 million and $201.9 million, respectively.

We incurred approximately $8.1 million of issuance costs related to the issuance of the 2022 Convertible Notes, of which $6.4 million and $1.7 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2022 Convertible Notes. The $6.4 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.4 million for each of the three month periods ended March 31, 2020 and 2019. Amortization expense is included in interest expense in the consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $4.1 million and $4.5 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheets. See Note 11, “Interest Costs,” for additional information.

The 2022 Convertible Notes had an initial conversion rate of 166.6667 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $6.00 per share of our common stock. Upon conversion, we currently expect to deliver cash up to the principal amount of the 2022 Convertible Notes then outstanding. With respect to any conversion value in excess of the principal amount, we currently expect to deliver shares of our common stock. We may elect to deliver cash in lieu of all or a portion of such shares. The shares of common stock subject to conversion are excluded from diluted earnings per share calculations under the if-converted method as their impact is anti-dilutive.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

None of the above events allowing for conversion prior to January 15, 2022 occurred during the three month period ended March 31, 2020 or the year ended December 31, 2019. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2022 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding May 15, 2022.

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

2020 Convertible Notes

On March 3, 2015, we issued $340.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”) in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act. We granted an option to the initial purchasers to purchase up to an additional $60.0 million aggregate principal amount of 2020 Convertible Notes to cover over-allotments, of which $21.9 million was subsequently exercised during March 2015, resulting in a total issuance of $361.9 million aggregate principal amount of 2020 Convertible Notes. The 2020 Convertible Notes that were not repurchased prior to maturity, as described below, matured on March 1, 2020. We paid interest on the 2020 Convertible Notes semi-annually in arrears on March 1 and September 1 of each year from September 1, 2015 through March 1, 2020. In November 2018, in connection with the issuance of the 2022 Convertible Notes, we repurchased $199.9 million outstanding principal amount of the 2020 Convertible Notes at par value. As a result of the repurchase, the carrying value of the 2020 Convertible Notes was adjusted by $17.9 million to face value and included in the loss on extinguishment of debt in our consolidated statements of operations for the year ended December 31, 2018.

On April 18, 2019, we commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding 2020 Convertible Notes for an amount equal to $1,000 per $1,000 principal amount of 2020 Convertible Notes purchased, plus accrued and unpaid interest from the last interest payment date on the 2020 Convertible Notes to, but not including, the date of payment for the 2020 Convertible Notes accepted in the Tender Offer. The Tender Offer expired on May 15, 2019, resulting in the purchase of $159.0 million of outstanding 2020 Convertible Notes. As a result of the Tender Offer, the carrying value of the 2020 Convertible Notes was adjusted by $8.5 million to face value and unamortized deferred financing costs of $0.6 million were expensed. These two items are included in the loss on extinguishment of debt in our consolidated statements of operations for the year ended December 31, 2019. During September 2019, we purchased an additional $0.5 million of outstanding 2020 Convertible Notes. The remaining $2.5 million of outstanding 2020 Convertible Notes matured on March 1, 2020 and we repaid the remaining outstanding aggregate principle amount of the 2020 Convertible Notes, plus accrued and unpaid interest, in order to satisfy our obligations in full and retire the securities.

The $361.9 million of proceeds received from the issuance of the 2020 Convertible Notes was initially allocated between long-term debt (the liability component) at $261.9 million and additional paid-in capital (the equity component) at $100.0 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2020 Convertible Notes. If we or the holders of 2020 Convertible Notes elected not to settle the debt through conversion, we were required to settle the 2020 Convertible Notes at face value. Therefore, the liability component was accreted up to the face value of the 2020 Convertible Notes, which resulted in additional non-cash interest expense being recognized in the consolidated statements of operations (see Note 11, “Interest Costs,” for additional information). The effective interest rate on the 2020 Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5%.

As noted above, the 2020 Convertible Notes were no longer outstanding upon maturity on March 1, 2020. As of December 31, 2019, the outstanding principal on the 2020 Convertible Notes and the net carrying amount of the liability component was $2.5 million and the unamortized debt discount was zero.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We incurred approximately $10.4 million of issuance costs related to the issuance of the 2020 Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2020 Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet was amortized over the term of the 2020 Convertible Notes using the effective interest method. As of December 31, 2019, the balance of unamortized deferred financing costs related to the 2020 Convertible Notes was zero. Total amortization expense of the deferred financing costs was $0.2 million for the three month period ended March 31, 2019 and is included in interest expense in the unaudited condensed consolidated statements of operations. See Note 11, “Interest Costs,” for additional information.

The 2020 Convertible Notes had an initial conversion rate of 41.9274 common shares per $1,000 principal amount of 2020 Convertible Notes, which was equivalent to an initial conversion price of approximately $23.85 per share of our common stock. The shares of common stock subject to conversion were excluded from diluted earnings per share calculations under the if-converted method as their impact was anti-dilutive.

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

On December 11, 2019, we entered into an amendment to one of the Forward Transactions (the “Amended and Restated Forward Transaction”) to extend the expected settlement date with respect to approximately 2.1 million shares of common stock held by one of the Forward Counterparties, JPMorgan Chase Bank, National Association (the “2022 Forward Counterparty”), to correspond with the May 15, 2022 maturity date for the 2022 Convertible Notes. In the future, we may request that the 2022 Forward Counterparty modify the settlement terms of the Amended and Restated Forward Transaction to provide that, in lieu of the delivery of the applicable number of shares of our common stock to us to settle a portion of the Amended and Restated Forward Transaction in accordance with its terms, the 2022 Forward Counterparty would pay to us the net proceeds from the sale by the 2022 Forward Counterparty (or its affiliate) of a corresponding number of shares of our common stock in a registered offering (which may include block sales, sales on the NASDAQ Global Select Market, sales in the over-the-counter market, sales pursuant to negotiated transactions or otherwise, at market prices prevailing at the time of sale or at negotiated prices). Any such sales could potentially decrease (or reduce the size of any increase in) the market price of our common stock. The 2022 Forward Counterparty is not required to effect any such settlement in cash in lieu of delivery of shares of our common stock and, if we request that the 2022 Forward Counterparty effect any such settlement, it will be entered into in the discretion of the 2022 Forward Counterparty on such terms as may be mutually agreed upon at the time. As a result of the Forward Transactions, total shareholders’ equity within our consolidated balance sheet was reduced by approximately $140 million. During March 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions (as defined and described in Note 10, “Long-Term Debt and Other Liabilities”). We accounted for these shares as Treasury Stock and reclassified $98.9 million from Additional Paid-In Capital to Treasury Stock, at cost, in our unaudited condensed consolidated balance sheet.

Restricted Cash - Our restricted cash balances were $5.2 million and $7.7 million, respectively, as of March 31, 2020 and December 31, 2019 and primarily consist of letters of credit. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

11. Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three month periods ended Mach 31, 2020 and 2019 (in thousands):

	For the Three Months
	Ended March 31,
	2020	2019
Interest costs charged to expense	$26,429	$26,531
Amortization of deferred financing costs	1,419	1,249
Accretion of debt discount	3,326	5,534
Amortization of debt premium	—	(760)

Interest expense	31,174	32,554
Interest costs capitalized to property and equipment	—	4
Interest costs capitalized to software	89	125

Total interest costs	$31,263	$32,683

12. Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. For leases subsequent to adoption of ASC 842, lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements for certain facilities and equipment as well as tower space and base stations. Certain tower space leases have renewal option terms that have been deemed to be reasonably certain to be exercised. These renewal options extend a lease up to 20 years. We recognize operating lease expense on a straight-line basis over the lease term. As of March 31, 2020, there are no significant leases which have not commenced.

The following is a summary of our lease expense included in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$4,857	$4,918
Financing lease cost
Amortization of leased assets	91	205
Interest on lease liabilities	26	11

Total lease cost	$4,974	$5,134

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2020	March 31, 2019
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$5,700	$6,117
Operating cash flows used in financing leases	26	11
Financing cash flows used in financing leases	247	125
Non-cash items:
Operating leases obtained	7,274	279
Weighted average remaining lease term
Operating leases	8 years	9 years
Financing leases	2 years	1 year
Weighted average discount rate
Operating leases	9.4%	10.3%
Financing leases	8.3%	8.7%

Annual future minimum lease payments as of March 31, 2020 (in thousands):

	Operating	Financing
Years ending December 31,	Leases	Leases
2020 (period from April 1 to December 31)	$12,456	$529
2021	20,566	530
2022	18,994	451
2023	15,023	—
2024	11,451	—
Thereafter	56,550	—

Total future minimum lease payments	135,040	1,510
Less: Amount representing interest	(42,581)	(124)

Present value of net minimum lease payments	$92,459	$1,386

Reported as of March 31, 2020
Accrued liabilities	$9,484	$543
Non-current operating lease liabilities	82,975	—
Other non-current liabilities	—	843

Total lease liabilities	$92,459	$1,386

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

Under the turnkey model, the assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 7, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $7.1 million and $9.0 million,

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

respectively, for the three month periods ended March 31, 2020 and 2019 as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations from the amortization of deferred airborne lease incentives. As of March 31, 2020, deferred airborne lease incentives of $30.7 million and $145.2 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet. As of December 31, 2019, deferred airborne lease incentives of $26.6 million and $135.4 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet.

Under the turnkey model, the revenue share paid to our airline partners represents operating lease payments. They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Such rental expenses totaled a net charge of $4.6 million and $3.7 million, respectively, for the three month periods ended March 31, 2020 and 2019.

13. Commitments and Contingencies

Contractual Commitments - We have agreements with vendors to provide us with transponder and teleport satellite services. These agreements vary in length and amount and as of March 31, 2020 commit us to purchase transponder and teleport satellite services totaling approximately $101.0 million in 2020 (April 1 through December 31), $129.9 million in 2021, $110.0 million in 2022, $90.8 million in 2023, $85.4 million in 2024 and $259.4 million thereafter.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the 2024 Senior Secured Notes and the 2022 Convertible Notes, and, while outstanding, the 2020 Convertible Notes, which are reflected on the consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the 2024 Senior Secured Notes, the 2022 Convertible Notes, and, while outstanding, the 2020 Convertible Notes, by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our March 31, 2020 unaudited condensed consolidated balance sheet, excluding any issuance costs, are the amount that a market participant would be willing to lend at March 31, 2020 to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the 2024 Senior Secured Notes, the 2022 Convertible Notes and, while outstanding, the 2020 Convertible Notes. The calculated fair value of each of the 2022 Convertible Notes and, while outstanding, the 2020 Convertible Notes is correlated to our stock price and as a result, significant changes to our stock price could have a significant impact on their calculated fair values.

The fair value and carrying value of long-term debt as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020			December 31, 2019
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
2024 Senior Secured Notes	$731,000	$921,310	(2)	$982,000	$921,137	(2)
2022 Convertible Notes	177,000	205,020	(3)	297,000	201,868	(3)
2020 Convertible Notes	—	—		2,498	2,498

(1)	Fair value amounts are rounded to the nearest million, except for the 2020 Convertible Notes, as of December 31, 2019.
(2)

Carrying value of the 2024 Senior Secured Notes reflects the unaccreted debt discount of $3.7 million and $3.9 million, respectively, as of March 31, 2020 and December 31, 2019. See Note 10, “Long-Term Debt and Other Liabilities,” for further information.

(3)

Carrying value of the 2022 Convertible Notes reflects the unaccreted debt discount of $32.7 million and $35.9 million, respectively, as of March 31, 2020 and December 31, 2019. See Note 10, “Long-Term Debt and Other Liabilities,” for further information.

We have held-to-maturity financial instruments where carrying value approximates fair value. There were no fair value adjustments to these financial instruments during the three month periods ended March 31, 2020 and 2019.

15. Income Tax

The effective income tax rates for the three month periods ended March 31, 2020 and 2019 were (0.2)% and (1.2)%, respectively. For the three month periods ended March 31, 2020 and 2019, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets.

We are subject to income taxation in the United States, various states within the United States, Canada, Switzerland, Japan, Mexico, Brazil, Singapore, the United Kingdom, Hong Kong, Australia, China, India, France, Germany and the Netherlands. With few exceptions, as of March 31, 2020, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2016.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three month periods ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, we did not have a liability recorded for interest or potential penalties.

We do not expect a change in the unrecognized tax benefits within the next 12 months.

16. Business Segments and Major Customers

We operate our business through three operating segments: Commercial Aviation North America, or “CA-NA,” Commercial Aviation Rest of World, or “CA-ROW,” and Business Aviation, or “BA.” See Note 1, “Basis of Presentation,” for further information regarding our segments.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in our 2019 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. For the three month periods ended March 31, 2020 and 2019, our foreign revenue accounted for less than 15% of our consolidated revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. Additionally, assets outside of the United States totaled less than 15% of our unaudited condensed consolidated assets as of March 31, 2020 and December 31, 2019, respectively. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

Management evaluates performance and allocates resources to each segment based on reportable segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before unallocated corporate costs, interest expense, interest income, income taxes, depreciation and amortization, and certain non-cash items (including stock-based compensation expense, amortization of deferred airborne lease incentives, amortization of STC costs, impairment of long-lived assets, impairment of cost-basis investment and proceeds from litigation settlement) and other income (expense). Reportable segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, reportable segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that reportable segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, reportable segment profit (loss) should not be considered in isolation or as a substitute for net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of reportable segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

As noted in our 2019 10-K, during the fourth quarter of 2019, we revised the presentation of our reportable segments’ operating results in order to exclude the impact of certain corporate costs from the calculation of total reportable segment profit (loss). As such, all amounts for the three month period ended March 31, 2019 have been recast to conform to the current year’s presentation. Beginning in 2020, we adopted a new allocation methodology for the ATG network costs utilizing aircraft online, pricing and usage for each of CA-NA and BA. Under this new methodology, BA will continue to be allocated the majority of the ATG network costs.

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	March 31, 2020
	CA-NA	CA-ROW	BA	Total
Service revenue	$73,828	$19,228	$57,726	$150,782
Equipment revenue	6,308	14,184	13,201	33,693

Total revenue	$80,136	$33,412	$70,927	$184,475

Reportable segment profit (loss)	$15,883	$(17,371)	$35,854	$34,366

	For the Three Months Ended
	March 31, 2019
	CA-NA	CA-ROW	BA	Total
Service revenue	$92,027	$19,772	$53,213	$165,012
Equipment revenue	4,042	13,159	17,336	34,537

Total revenue	$96,069	$32,931	$70,549	$199,549

Reportable segment profit (loss)	$30,662	$(18,193)	$33,755	$46,224

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

A reconciliation of total reportable segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2020	2019
CA-NA segment profit	$15,883	$30,662
CA-ROW segment loss	(17,371)	(18,193)
BA segment profit	35,854	33,755

Total reportable segment profit	34,366	46,224
Unallocated corporate costs (1)	(8,636)	(8,333)
Interest income	606	1,149
Interest expense	(31,174)	(32,554)
Depreciation and amortization	(32,670)	(30,749)
Amortization of deferred airborne lease incentives	7,071	8,953
Amortization of STC costs	(807)	(320)
Stock-based compensation expense	(3,995)	(4,327)
Impairment of long-lived assets	(46,389)	—
Impairment of cost-basis investment	(3,000)	—
Proceeds from litigation settlement	—	3,215
Other income	7	150

Loss before income taxes	$(84,621)	$(16,592)

(1)

Represents costs that are not directly attributable to the reportable segments, comprised primarily of the costs of corporate functions, including executive, legal, finance and human resources, but excluding stock-based compensation expense for those functions of $1.6 million and $1.5 million, respectively, for the three month periods ending March 31, 2020 and 2019.

Major Customers and Airline Partnerships — Revenue earned from Delta Air Lines and its passengers accounted for approximately 28% and 29% of consolidated revenue, respectively, for the three month periods ended March 31, 2020 and 2019. Delta Air Lines accounted for approximately 16% and 11% of consolidated accounts receivable, respectively, as of March 31, 2020 and December 31, 2019.

17. Employee Retirement and Postretirement Benefits

Stock-Based Compensation — As of March 31, 2020, we maintained three stock-based incentive compensation plans (“Stock Plans”), as well as an Employee Stock Purchase Plan (“ESPP”). See Note 12, “Stock-Based Compensation,” in our 2019 10-K for further information regarding these plans. Most of our equity grants are awarded on an annual basis.

Effective March 17, 2020, the performance-vesting conditions for all outstanding options to purchase shares of common stock and restricted stock units (“RSUs”) subject to both service and performance vesting requirements that were granted in 2017, 2018, and 2019 were eliminated. The performance modification resulted in the immediate issuance of 186,139 shares of common stock, corresponding to the portion of RSUs for which service-vesting dates had previously elapsed.

For the three month period ended March 31, 2020, options to purchase 1,121,402 shares of common stock were granted, no options to purchase shares of common stock were exercised, options to purchase 25,747 shares of common stock were forfeited, and options to purchase 1,906,849 shares of common stock expired.

For the three month period ended March 31, 2020, 2,953,496 RSUs were granted, 752,342 RSUs vested (of which 186,139 were RSUs that fully and immediately vested in connection with the performance modification) and 87,138 RSUs were forfeited.

For the three month period ended March 31, 2020, 8,227 restricted shares vested and no shares were cancelled.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

These shares are deemed issued as of the date of grant, but not outstanding until they vest.

For the three month period ended March 31, 2020, 124,996 Deferred Stock Units were granted and 26,508 vested.

For the three month period ended March 31, 2020, 87,681 shares of common stock were issued under the ESPP.

On April 29, 2020, our stockholders approved a stock option exchange program that, when commenced, will provide eligible employees (which includes all current employees and executive officers and excludes all non-executive members of our board of directors) with the opportunity to exchange certain eligible options for a lesser number of replacement options, subject to certain terms and conditions.

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2020	2019
Cost of service revenue	$477	$428
Cost of equipment revenue	73	71
Engineering, design and development	753	774
Sales and marketing	752	970
General and administrative	1,940	2,084

Total stock-based compensation expense	$3,995	$4,327

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.2 million and $1.2 million, respectively, during the three month periods ended March 31, 2020 and 2019.

18. Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $15.7 million and $14.1 million, respectively, during the three month periods ended March 31, 2020 and 2019. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•

the duration for which and the extent to which the COVID-19 pandemic continues to impact demand for commercial and business aviation travel globally, including as a result of governmental restrictions on travel and business and social gatherings and overall economic conditions;

•

the failure to successfully implement our cost reduction plan and other measures taken to mitigate the impact of COVID-19 on our business and financial condition, including efforts to renegotiate contractual terms with certain suppliers and customers;

•

the loss of, or failure to realize the anticipated benefits from, agreements with our airline partners or customers on a timely basis or any failure to renew any existing agreements upon expiration or termination including the results of our ongoing discussions with Delta Air Lines with respect to its transition to free service, which may involve a decision to pursue supplier diversification for its domestic mainline fleet;

•	the failure to maintain airline and passenger satisfaction with our equipment or our service;

•

any inability to timely and efficiently deploy and operate our 2Ku service or implement our technology roadmap, including developing and deploying upgrades and installations of our ATG-4 and 2Ku technologies, Gogo 5G, any technology to which our ATG or satellite networks evolve and other new technologies, for any reason, including technological issues and related remediation efforts, changes in regulations or regulatory delays affecting us, or our suppliers, some of whom are single source, or the failure by our airline partners or customers to roll out equipment upgrades or new services or adopt new technologies in order to support increased demand and network capacity constraints, including as a result of airline partners shifting to a free-to-passenger business model;

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

•

our ability to expand our international or domestic operations, including our ability to grow our business with current and potential future airline partners and customers and the effect of shifts in business models, including a shift toward airlines providing free service to passengers;

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

•	our ability to protect our intellectual property;

•	breaches of the security of our information technology network, resulting in unauthorized access to our customers’ credit card information or other personal information;

•	our substantial indebtedness, including additional borrowings pursuant to the CARES Act, if any;

•	limitations and restrictions in the agreements governing our current and future indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing for operations, or financing intended to refinance our existing indebtedness, on acceptable terms or at all, including any loans pursuant to the CARES Act;

•	fluctuations in our operating results;

•	our ability to attract and retain customers and to capitalize on revenue from our platform;

•	the demand for and market acceptance of our products and services;

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

•	our ability to attract and retain qualified employees, including key personnel, including in light of recent furloughs and salary reductions;

•	the effectiveness of our marketing and advertising and our ability to maintain and enhance our brands;

•	our ability to manage our growth in a cost-effective manner and integrate and manage acquisitions;

•	compliance with anti-corruption laws and regulations in the jurisdictions in which we operate, including the Foreign Corrupt Practices Act and the (U.K.) Bribery Act 2010;

•	restrictions on the ability of U.S. companies to do business in foreign countries, including, among others, restrictions imposed by the U.S. Office of Foreign Assets Control;

•	difficulties in collecting accounts receivable;

•	our ability to successfully implement improvements to systems, operations, strategy and procedures needed to support our growth and to effectively evaluate and pursue strategic opportunities; and

•

other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020 (the “2019 10-K”) and in Item 1A of this report.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2019 10-K and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and the World Health Organization (the “WHO”) subsequently declared COVID-19 a “Public Health Emergency of International Concern.” The COVID-19 pandemic has caused a significant decline in commercial and business air travel, which has materially and adversely affected our business. Approximately 60% of our revenue comes from our two commercial airline segments, CA-NA and CA-ROW. Passenger traffic declined significantly in April 2020 compared to March 2020, resulting in an expected significant reduction in service revenue in April 2020 as compared to the monthly service revenue in the first quarter of 2020. The approximate remaining 40% of our revenue comes from our business aviation segment, BA, which has also seen a sharp decrease in flight activity. Additionally, since many business aircraft are flying less frequently, there was an increase in requests for one-month account suspensions and a significant decrease in new plan activations in April 2020 compared to March 2020.

In response to the COVID-19 pandemic and resulting developments, we developed, and continue to refine on an ongoing basis, a range of projections based on estimated market conditions, and have implemented measures to protect our employees, ensure the business has adequate liquidity and maintain the value of our business segments, while at the same time continuing to make the interest payments on our outstanding debt. These measures include, but are not limited to, the following:

•

Employee and customer safety – Our employees are our most important resource and we are focused on the safety of our people and our customers. Every country in which we operate has issued work from home orders and over 1,000 of our employees are working remotely, with limited personnel in place for certain location-specific activities.

•

Personnel actions – We implemented several cost-cutting measures related to personnel, including implementing a hiring freeze, suspending 2020 merit salary increases and deferring the Chief Executive Officer’s 2019 bonus payout.

Additionally, we furloughed approximately 54% of our workforce and reduced compensation for most other employees, starting May 4, 2020. The furloughs impact approximately 600 employees across the entire company. The time and duration of the furloughs will vary based on workload in individual departments. Salary reductions begin at 30% for the Chief Executive Officer, then 20% for the executive leadership team and reducing downward by staff level from there. In addition, the compensation for the members of our Board of Directors has been reduced by 30%. Certain types of employees, such as hourly workers, have not had their compensation reduced.

•

Expense management – We have identified responsive action plans / levers that we are implementing, or considering implementing as needed, to dramatically reduce costs in order to ensure our long-term viability, including the following:

•	Renegotiating terms with suppliers, including satellite capacity providers;

•	Deferring purchases of capital equipment;

•	Delaying aircraft equipment installations;

•	Reducing marketing, travel and other non-essential spend; and

•	Renegotiating terms with airline partners.

•	Financing – In March 2020, we drew $22 million under the ABL Credit Facility.

•

Government assistance – We applied for an $81 million grant and a $150 million loan under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). If we receive such assistance, we will be subject to certain restrictions and will be required to modify the personnel actions discussed above to comply with the terms of the government assistance. Additionally, receipt of funds may require the consent of a majority of the holders of the 2024 Senior Secured Notes or the consent of the lenders under the ABL Credit Agreement to amend the terms governing such indebtedness.

We expect COVID-19 to continue to have a significant negative impact on our revenue and we are unable to predict how long that impact will continue. The extent of the impact of COVID-19 on our CA and BA businesses and our financial and operational performance will depend on future developments, including the duration, spread and severity of the outbreak, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are highly uncertain and cannot be predicted. We are unable to predict how long the pandemic and its negative impact will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel, our business partners and our business. Not only is the duration of the pandemic and future combative measures unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future material changes in the situation and whether the Company’s actions in response will be sufficient or successful.

Impairment assessments - We review our long-lived assets and indefinite-lived intangible assets for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We conducted a review as of March 31, 2020 in light of the COVID-19 outbreak and its impact on air travel, and recorded an impairment charge with respect to certain long-lived assets. We are continuously monitoring the COVID-19 pandemic and its impact. If the impact of the pandemic exceeds management’s estimates, we could incur additional material impairment charges in future periods. See Note 7, “Composition of Certain Balance Sheet Accounts,” for additional information on our long-lived assets and Note 8, “Intangible Assets,” for additional information on our indefinite-lived assets.

Credit Losses — We regularly evaluate our accounts receivable and contract assets for expected credit losses and recorded credit losses for the three month period ended March 31, 2020. We are continuously monitoring our assumptions used to determine our expected credit losses, including the impact of the COVID-19 pandemic, which could cause us to record additional material credit losses in future periods. See Note 9, “Composition of Certain Reserves and Allowances,” for additional information

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the commercial airline and business aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•

the extent to which the COVID-19 pandemic continues to impact demand for commercial and business air travel globally, including as a result of governmental restrictions on travel and social gatherings and overall economic conditions;

•

the effectiveness of our cost reduction plan and other measures taken to mitigate the impact of COVID-19 on our business and financial stability, including efforts to renegotiate contractual terms with suppliers, and the impact such actions have on our operations and long-term success;

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

•

costs of satellite capacity in the United States and internationally, to which we may have to commit well in advance, including our ability to renegotiate the terms of such agreements in light of the COVID-19 pandemic;

•	the pace and extent of adoption of our service for use on domestic and international commercial aircraft by our current and new airline partners and customers;

•

the number of aircraft in service in our markets, including consolidation of the airline industry or changes in fleet size or bankruptcies by one or more of our commercial airline partners or BA large-fleet customers;

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

•

the results of our ongoing discussions with Delta Air Lines (“Delta”) with respect to its transition to free service, which may involve seeking to pursue supplier diversification for Delta’s domestic mainline fleet, and our ability to offset the impact of any deinstalled aircraft through increased demand and revenue;

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

Commercial Aviation North America
	For the Three Months
	Ended March 31,
	2020	2019
Aircraft online (at period end)	2,480	2,412
Satellite	925	718
ATG	1,555	1,694
Total aircraft equivalents (average during the period)	2,554	2,519
Net annualized average monthly service revenue per aircraft equivalent (annualized ARPA) (in thousands)	$99	$126

Commercial Aviation Rest of World
	For the Three Months
	Ended March 31,
	2020	2019
Aircraft online (at period end)	833	641
Total aircraft equivalents (average during the period)	737	550
Net annualized ARPA (in thousands)	$97	$136

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

All aircraft online for the CA-ROW segment are equipped with our satellite equipment. We are aware that, beginning March 2020 and continuing through the date of this filing, our airline partners have parked a significant number of aircraft due to the impact of COVID-19 on the aviation industry. We do not know the specific number of such parked aircraft. The CA-NA and CA-ROW aircraft online disclosed above as of March 31, 2020 still include such aircraft, which is consistent with our historical practice of not removing temporarily parked aircraft from the online count as those have historically been immaterial and temporary. Should the duration of the aircraft being parked extend deeper into 2020, we may revisit this methodology for counting aircraft online.

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

Business Aviation
	For the Three Months
	Ended March 31,
	2020	2019
Aircraft online (at period end)
Satellite	4,939	5,135
ATG	5,713	5,348
Average monthly service revenue per aircraft online
Satellite	$223	$237
ATG	3,143	3,071
Units Sold
Satellite	56	130
ATG	125	187
Average equipment revenue per unit sold (in thousands)
Satellite	$60	$40
ATG	77	61

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.

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

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of unaudited condensed consolidated statements of operations and segment profit (loss) as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in our 2019 10-K.

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

We constrain our estimates to reduce the probability of a significant revenue reversal in future periods, allocate variable consideration to the identified performance obligations and recognize revenue in the period the services are provided. Our estimates are based on historical experience, anticipated future performance, market conditions and our best judgment at the time. For the three months ended March 31, 2020, our estimates included management’s best assumptions for the impact of COVID-19, which includes decreased flights and gross passenger opportunity (“GPO”).

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

We regularly review and update our estimates, especially in light of COVID-19, and recognize adjustments under the cumulative catch-up method. Any adjustments under this method are recorded as a cumulative adjustment in the period identified and revenue for future periods is recognized using the new adjusted estimate.

See Note 4, “Revenue Recognition,” for additional information.

Long-Lived Assets:

Our long-lived assets (other than goodwill and indefinite-lived assets which are separately tested for impairment) are reviewed for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. Within the Commercial Aviation segment, certain certification and installation programs under some of our turnkey airline contracts are still in progress. Accordingly, we evaluate whether an indication of impairment exists for turnkey airline contracts based on our projected future cash flows associated with such contracts. We group certain long-lived assets by airline contract and by connectivity technology.

When an indication of impairment exists, we review long-lived assets for impairment by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets. If the future undiscounted cash flows are less than the carrying value, we then calculate an impairment loss equal to the difference between the long-lived asset’s carrying value and its estimated fair value following which the long-lived assets are written down to estimated fair value and the adjusted balance becomes the new cost basis and is depreciated (amortized) over the remaining useful life of the assets. We also periodically reassess the useful lives of our long-lived assets due to advances and changes in our technologies.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and long-lived asset fair values, including forecasting useful lives of the long-lived assets and selecting discount rates.

In light of the COVID-19 outbreak and its impact on air travel, including decreased flights, decreased gross passenger opportunity and our airline partners’ temporary parking of a significant number of their aircraft, we conducted a review as of March 31, 2020 and determined that the carrying value for the asset groups related to three of our airline agreements for the CA business exceeded their estimated undiscounted cash flows, which triggered the need to estimate the fair value of these assets. For the airborne assets and right-of-use assets associated with the three airline agreements (the “impaired assets”), we recorded an impairment charge of $46.4 million for the three month period ended March 31, 2020.

We are continuously monitoring the COVID-19 pandemic and its impact. If the negative impact of the pandemic on the assets related to our airline agreements continues, including as a result of airline partners’ decisions to temporarily park certain aircraft to reduce capacity, we could incur additional material impairment charges in future periods.

Indefinite-Lived Intangible Assets:

Our indefinite-lived intangible assets consist of our FCC spectrum licenses. Indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually or whenever events indicate that the carrying amount of such assets may not be recoverable. We perform our annual impairment test during the fourth quarter of each fiscal year. We assess qualitative factors to determine the likelihood of impairment. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions or events, such as COVID-19, financial performance versus budget and any other events or circumstances specific to the FCC licenses. We believed the impact of COVID-19 could indicate that the carrying value of our FCC spectrum licenses may not be recoverable and as such we reviewed the FCC spectrum licenses for impairment as of March 31, 2020. If it is more likely than not that the fair value of the FCC spectrum licenses is greater than the carrying value, no further testing is required. Otherwise, we apply the quantitative impairment test method. In determining which quantitative approach is most appropriate, we consider the cost approach, market approach and income approach. We determined that the income approach, utilizing the Greenfield method, is the most appropriate way to value our indefinite-lived assets.

For the Greenfield method we estimate the value of our FCC spectrum licenses by calculating the present value of the cash flows of a hypothetical new market participant whose only assets are such licenses to determine the enterprise value of the entire company. It includes all necessary costs and expenses to build the company’s infrastructure during the start-up period, projected revenue, and cash flows once the infrastructure is completed. Since there is no corroborating data available in the marketplace that would demonstrate a market participant’s experience in establishing an “air-to-ground” business, we utilize our historic results and future projections as the underlying basis for the application of the Greenfield method. We follow the traditional discounted cash flow method, calculating the present value of a new market participant’s estimated debt free cash flows.

Our impairment calculations contain uncertainties, including the impact of COVID-19, because they require management to make assumptions and to apply judgment to estimate future projected cash flows and estimated growth rates and discount rates, as well as new market participant assumptions. Estimates of future projected cash flows used in connection with the discounted cash flow analysis were consistent with the plans and estimates that we used to manage the business, including the impact of COVID-19, although there was inherent uncertainty in these estimates. The discount rate used in the calculation was based on our weighted average cost of capital. Our assessment as of March 31, 2020 indicated no impairment.

We are continuously monitoring the COVID-19 pandemic and its impact. If the negative impact of the pandemic exceeds management’s estimates, we could incur material impairment charges in future periods.

Credit Losses:

We regularly evaluate our accounts receivable and contract assets for expected credit losses and on January 1, 2020 adopted ASC 326.

Our expected loss methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of each customer’s trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of each customer’s financial condition and macroeconomic conditions.

We apply a similar methodology towards our current and non-current contract asset balances. However, due to the inherent additional risk associated with a long-term receivable, an additional provision is applied towards contract asset balances that will diminish over time as the contract nears its expiration date.

The estimates used to determine the allowances are based on management’s assessment of anticipated payment, taking into account available historical and current information as well as management’s assessment of potential future developments.

For the three months ended March 31, 2020, we also considered the current and estimated future economic and market conditions resulting from the COVID-19 pandemic in the determination of our estimated credit losses.

As such, we recorded a noncash cumulative effect adjustment to retained earnings of $3.7 million as a result of the adoption of ASC 326 for estimated credit losses. During the three month period ended March 31, 2020 we recorded an additional $6.8 million of additional estimated credit losses, which was primarily the result of COVID-19. One international airline partner in particular accounted for approximately 70% of our credit losses during the three month period ended March 31, 2020. Subsequent to March 31, 2020, such airline partner’s financial condition continued to deteriorate and we expect to record additional credit losses during the three month period ending June 30, 2020.

We are continuously monitoring our assumptions used to determine our expected credit losses, including the impact of the COVID-19 pandemic, which could cause us to record additional material credit losses in future periods.

Recent Accounting Pronouncements

See Note 3, “Recent Accounting Pronouncements,” to our unaudited condensed consolidated financial statements for additional information.

Results of Operations

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

Unaudited Condensed Consolidated Statement of Operations Data

(in thousands)

	For the Three Months
	Ended March 31,
	2020	2019
Revenue:
Service revenue	$150,782	$165,012
Equipment revenue	33,693	34,537

Total revenue	184,475	199,549

Operating expenses:
Cost of service revenue (exclusive of items shown below)	70,755	68,121
Cost of equipment revenue (exclusive of items shown below)	26,040	29,731
Engineering, design and development	22,863	24,728
Sales and marketing	9,652	12,318
General and administrative	27,166	22,454
Impairment of long-lived assets	46,389	—
Depreciation and amortization	32,670	30,749

Total operating expenses	235,535	188,101

Operating income (loss)	(51,060)	11,448

Other (income) expense:
Interest income	(606)	(1,149)
Interest expense	31,174	32,554
Other (income) expense	2,993	(3,365)

Total other expense	33,561	28,040

Loss before income taxes	(84,621)	(16,592)
Income tax provision (benefit)	157	207

Net loss	$(84,778)	$(16,799)

Three Months Ended March 31, 2020 and 2019

Revenue:

Revenue by segment and percent change for the three month periods ended March 31, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2020 over
	2020	2019	2019
Service Revenue:
CA-NA	$73,828	$92,027	(19.8)%
BA	57,726	53,213	8.5%
CA-ROW	19,228	19,772	(2.8)%

Total Service Revenue	$150,782	$165,012	(8.6)%

Equipment Revenue:
CA-NA	$6,308	$4,042	56.1%
BA	13,201	17,336	(23.9)%
CA-ROW	14,184	13,159	7.8%

Total Equipment Revenue	$33,693	$34,537	(2.4)%

Total Revenue:
CA-NA	$80,136	$96,069	(16.6)%
BA	70,927	70,549	0.5%
CA-ROW	33,412	32,931	1.5%

Total Revenue	$184,475	$199,549	(7.6)%

Commercial Aviation North America:

CA-NA revenue decreased to $80.1 million for the three month period ended March 31, 2020, as compared with $96.1 million for the prior-year period, due to a decrease in service revenue offset in part by an increase in equipment revenue.

A summary of the components of CA-NA’s service revenue for the three month periods ended March 31, 2020 and 2019 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2020 over
	2020	2019	2019
Connectivity revenue (1)	$68,869	$79,818	(13.7)%
Entertainment and CAS revenue	4,959	12,209	(59.4)%

Total service revenue	$73,828	$92,027	(19.8)%

(1)	Includes non-session related revenue of $2.2 million and $1.4 million, respectively, for the three month periods ended March 31, 2020 and 2019.

CA-NA service revenue decreased to $73.8 million for the three month period ended March 31, 2020, as compared with $92.0 million for the prior-year period, primarily due to a decrease in Connectivity revenue and Entertainment and CAS revenue.

Connectivity revenue decreased to $68.9 million for the three month period ended March 31, 2020, as compared with $79.8 million for the prior-year period primarily due to the full impact of American Airlines switching to the airline-directed model, the deinstallation of Gogo equipment from certain American Airlines aircraft during 2018 and the first half of 2019 and the impact of COVID-19, which includes a decrease in flights and gross passenger opportunity (“GPO”).

CA-NA Entertainment and CAS revenue decreased to $5.0 million for the three month period ended March 31, 2020 as compared with $12.2 million for the prior-year period primarily due to the recognition of product development-related revenue for one of our airline partners in the first quarter of 2019 and the impact of COVID-19.

Net annualized ARPA decreased to $99 thousand for the three month period ended March 31, 2020, as compared with $126 thousand for the prior-year period primarily due to the full impact of American Airlines’ switch to the airline-directed model, product development-related revenue in the first quarter of 2019 and the impact of COVID-19, which includes a decrease in flights and GPO. The connectivity take rate, which is the number of sessions expressed as a percentage of passengers, decreased to 13.3% for the three month period ended March 31, 2020, as compared with 13.9% for the prior-year period primarily due to the impact of COVID-19.

Equipment revenue increased to $6.3 million for the three month period ended March 31, 2020, as compared with $4.0 million for the prior-year period, primarily due to more installations under the airline-directed model.

We anticipate that service revenue for CA-NA will decrease significantly during the three month period ending June 30, 2020 as compared with the three month period ended March 31, 2020 as a result of the impact of COVID-19, which includes a decrease in flights and GPO.

Additionally, we and some of our airline partners plan to delay the installation of our equipment as a result of COVID-19, and, as a result, we anticipate significant declines in our equipment revenue during the three month period ending June 30, 2020 as compared with the three month period ended March 31, 2020.

Business Aviation:

BA revenue increased to $70.9 million for the three month period ended March 31, 2020, as compared with $70.5 million for the prior-year period, due to an increase in service revenue offset in part by a decrease in equipment revenue.

BA service revenue increased to $57.7 million for the three month period ended March 31, 2020, as compared with $53.2 million for the prior-year period primarily due to additional customers subscribing to our Gogo Biz (ATG) service offset in part by a decrease in the number of satellite customers. The number of ATG aircraft online increased 6.8% to 5,713 as of March 31, 2020, as compared with 5,348 as of March 31, 2019.

BA equipment revenue decreased to $13.2 million for the three month period ended March 31, 2020, as compared with $17.3 million for the prior-year period due primarily to decrease in the number of ATG and satellite units sold.

In April 2020, COVID-19 began to impact our BA segment, which included a decrease in flights, suspension of subscriptions and fewer activations. We do not currently anticipate nearly as significant of an impact on our BA segment as our CA-NA or CA-ROW segments but anticipate service and equipment revenues to decline during the three month period ending June 30, 2020, as compared with the three month period ended March 31, 2020.

Commercial Aviation Rest of World:

CA-ROW revenue increased to $33.4 million for the three month period ended March 31, 2020, as compared with $32.9 million for the prior-year period, due to an increase in equipment revenue offset in part by a decrease in service revenue.

CA-ROW equipment revenue increased to $14.2 million for the three month period ended March 31, 2020, as compared with $13.2 million for the prior-year period due to an increase in spare parts sold under the airline-directed model, offset in part by fewer installations under the airline-directed model.

CA-ROW service revenue decreased to $19.2 million for the three month period ended March 31, 2020, as compared with $19.8 million for the prior-year period, primarily due to the impact of COVID-19, which includes a decrease in flights and GPO, partially offset by an increase in aircraft equivalents. Net annualized ARPA for the CA-ROW segment decreased to $97 thousand for the three month period ended March 31, 2020, as compared with $136 thousand for the prior-year period due to an increase in aircraft online from new airline partners and the impact of COVID-19, which includes a decrease in flights and GPO.

We anticipate that service revenue for CA-ROW will decrease significantly during the three month period ending June 30, 2020 as compared with the three month period ended March 31, 2020 as a result of the impact of COVID-19, which includes a decrease in flights and GPO.

Additionally, our airline partners have significantly delayed the installation of our equipment as a result of COVID-19, and, as a result, we anticipate significant declines in our equipment revenue during the three month period ending June 30, 2020 as compared with the three month period ended March 31, 2020.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three month periods ended March 31, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2020 over
	2020	2019	2019
CA-NA	$40,065	$36,425	10.0%
BA	11,007	13,052	(15.7)%
CA-ROW	19,683	18,644	5.6%

Total	$70,755	$68,121	3.9%

CA-NA cost of service revenue increased to $40.1 million for the three month period ended March 31, 2020, as compared with $36.4 million for the prior-year period due to increases in satellite service fees, less amortization of deferred airborne lease incentives and an increase in allocated ATG network costs, partially offset by a decrease in revenue share and operational costs.

BA cost of service revenue decreased to $11.0 million for the three month period ended March 31, 2020, as compared with $13.1 million for the prior-year period, primarily due to allocated ATG network costs.

CA-ROW cost of service revenue increased to $19.7 million for the three month period ended March 31, 2020, as compared with $18.6 million for the prior-year period primarily due to an increase in satellite and network fees and revenue share.

A significant portion of CA-NA and CA-ROW cost of service revenue are satellite service fees which are relatively fixed in nature. We are currently in discussions with certain of our satellite service providers to reduce our satellite service charges as a result of the lower utilization from decreased flights and GPO resulting from COVID-19.

We expect cost of service revenue for BA to increase over time, primarily due to increasing ATG network costs associated with Gogo 5G.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three month periods ended March 31, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2020 over
	2020	2019	2019
CA-NA	$5,682	$1,591	257.1%
BA	8,511	11,398	(25.3)%
CA-ROW	11,847	16,742	(29.2)%

Total	$26,040	$29,731	(12.4)%

Cost of equipment revenue decreased to $26.0 million for the three month period ended March 31, 2020, as compared with $29.7 million for the prior-year period.

The increase in CA-NA for the three month period ended March 31, 2020, as compared with the prior-year period was due to more installations under the airline-directed model during 2020 as compared with the prior-year period.

BA cost of equipment decreased for the three month period ended March 31, 2020 as compared with the prior-year period, due to a decrease in equipment revenue and changes in product mix.

The decrease in CA-ROW during the three month period was due to fewer installations under airline-directed model, offset in part by an increase in the sale of spare parts.

We expect that CA-NA and CA-ROW cost of equipment revenue will decrease significantly during the three month period ending June 30, 2020 as compared with the three month period ended March 31, 2020 due to the delays in airline equipment installations, as noted above. BA equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development (“EDD”) expenses decreased to $22.9 million for the three month period ended March 31, 2020, as compared with $24.7 million for the prior-year period due to decreased STC and project-related spend in CA-NA and CA-ROW, offset in part by increased Gogo 5G network development costs at BA.

As noted in Note 2, “Impact of COVID-19 Pandemic,” we implemented various expense management and personnel actions to manage our costs. We are actively working with our vendors and evaluating projects. The personnel actions, which include furloughs and salary reductions, began May 4, 2020.

Sales and Marketing Expenses:

Sales and marketing expenses decreased to $9.7 million for the three month period ended March 31, 2020, as compared with $12.3 million for the prior-year period primarily due to decreased personnel and advertising expenses in all three segments. Consolidated sales and marketing expenses as a percentage of total consolidated service revenue was 6.4% for the three month period ended March 31, 2020, as compared with 7.5% for the prior-year period.

As noted in Note 2, “Impact of COVID-19 Pandemic,” we implemented various expense management and personnel actions to manage our costs. We are actively working with our vendors and evaluating projects. The personnel actions, which include furloughs and salary reductions, began May 4, 2020.

General and Administrative Expenses:

General and administrative expenses increased to $27.2 million for the three month period ended March 31, 2020, as compared with $22.5 million for the prior-year period, primarily due to allowances for credit losses of approximately $6.8 million, which was primarily driven by the impact of COVID-19 on one international airline partner in particular, offset in part by reductions in legal fees. Consolidated general and administrative expenses as a percentage of total consolidated service revenue was 18.0% for the three month period ended March 31, 2020, as compared with 13.6% for the prior-year period.

As noted above in Critical Accounting Policies and Estimates, subsequent to March 31, 2020, such airline partner’s financial condition continued to deteriorate and we expect to record additional credit losses during the three month period ending June 30, 2020. We are continuously monitoring our assumptions used to determine our expected credit losses, including the impact of the COVID-19 pandemic, which could cause us to record additional material credit losses in future periods. As noted in Note 2, “Impact of COVID-19 Pandemic,” we implemented various expense management and personnel actions to manage our costs. We are actively working with our vendors and evaluating projects. The personnel actions, which include furloughs and salary reductions, began May 4, 2020.

Segment Profit (Loss):

CA-NA’s segment profit decreased to $15.9 million for the three month period ended March 31, 2020, as compared with $30.7 million for the prior-year period, primarily due to the changes as discussed above.

BA’s segment profit increased to $35.9 million for the three month period ended March 31, 2020, as compared with $33.8 million for the prior-year period, primarily due to the changes as discussed above.

CA-ROW’s segment loss decreased to $17.4 million for the three month period ended March 31, 2020, as compared with $18.2 million for the prior-year period, primarily due to the changes as discussed above.

Unallocated corporate costs increased to $10.3 million for the three month period ended March 31, 2020, as compared with $9.8 million for the prior-year period. Unallocated corporate costs are primarily included within general and administrative expenses.

Impairment of Long-Lived Assets:

We recorded an impairment charge of $46.4 million for the three month period ended March 31, 2020 for the impaired assets related to three of our airline agreements for the CA business, while we had no such charges in the prior year. See Note 7, “Composition of Certain Balance Sheet Accounts” for additional information.

Depreciation and Amortization:

Depreciation and amortization expense increased to $32.7 million for the three month period ended March 31, 2020, as compared with $30.7 million for the prior-year period due to additional aircraft under the turnkey model and increased amortization of capitalized software.

We expect that our depreciation and amortization expense will vary in the future depending upon the number of installations under the turnkey model.

Other (Income) Expense:

Other (income) expense and percent change for the three month periods ended March 31, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2020 over
	2020	2019	2019
Interest income	$(606)	$(1,149)	(47.3)%
Interest expense	31,174	32,554	(4.2)%
Other expense	2,993	(3,365)	n/a

Total	$33,561	$28,040	19.7%

Total other expense increased to $33.6 million for the three month period ended March 31, 2020, as compared with $28.0 million for the prior-year period due primarily to the $3.0 million impairment of a cost-based investment in the current year while the prior year had no such activity. The three month period ended March 31, 2019 included $3.2 million in proceeds from a litigation settlement, while the current year had no such activity.

We expect our full-year 2020 interest expense to be down slightly as compared with 2019, primarily due to the reduction in interest expense related to the 2022 Senior Secured Notes, which were redeemed in full in May 2019, the partial repurchase of the 2020 Convertible Notes in April 2019 and the maturity of the remaining outstanding principal amount of 2020 Convertible Notes in March 2020. These decreases will be partially offset by higher average debt outstanding from the issuances of the 2024 Senior Secured Notes in April and May 2019, the drawdown of the ABL Credit Facility in March 2020 and the associated accretion expense and amortization of deferred financing costs. See Note 10, “Long-Term Debt and Other Liabilities,” in our unaudited condensed consolidated financial statements for additional information.

Income Taxes:

The effective income tax rates for the three month periods ended March 31, 2020 and 2019 were (0.2)% and (1.2)%, respectively. For the three month periods ended March 31, 2020 and 2019, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) amortization of deferred airborne lease incentives, (iii) amortization of STC costs, (iv) impairment of long-lived assets, (v) impairment of cost-basis investment and (vi) proceeds from litigation settlement. Our management believes that the use of Adjusted EBITDA eliminates items that, management believes, have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe that the exclusion of the amortization of deferred airborne lease incentives and amortization of STC costs from Adjusted EBITDA is useful as it allows an investor to view operating performance across time periods in a manner consistent with how management measures reportable segment profit and loss (see Note 16, “Business Segments and Major Customers,” for a description of reportable segment profit (loss) in our unaudited condensed consolidated financial statements). Management evaluates reportable segment profit and loss in this manner, excluding the amortization of deferred airborne lease incentives and amortization of STC costs, because such presentation reflects operating decisions and activities from the current period, without regard to the prior period decisions or the business model applicable to various connectivity agreements.

We believe that the exclusion of the impairment of long-lived assets from Adjusted EBITDA is appropriate because of the non-recurring nature of the activity to our operating performance.

We believe that the exclusion of the impairment of cost-basis investment from Adjusted EBITDA is appropriate because of the non-operating and non-recurring nature of the activity.

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
(unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(84,778)	$(16,799)
Interest expense	31,174	32,554
Interest income	(606)	(1,149)
Income tax provision	157	207
Depreciation and amortization	32,670	30,749

EBITDA	(21,383)	45,562
Stock-based compensation expense	3,995	4,327
Amortization of deferred airborne lease incentives	(7,071)	(8,953)
Amortization of STC costs	807	320
Impairment of long-lived assets	46,389	—
Impairment of cost-basis investment	3,000	—
Proceeds from litigation settlement	—	(3,215)

Adjusted EBITDA	$25,737	$38,041

Unlevered Free Cash Flow:
Net cash provided by (used in) operating activities (GAAP) (1)	$38,027	$(6,156)
Consolidated capital expenditures (1)	(15,310)	(27,711)

Free cash flow	22,717	(33,867)
Cash paid for interest (1)	66	46,163
Interest income (2)	(606)	(1,149)

Unlevered free cash flow	$22,177	$11,147

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	See unaudited condensed consolidated statements of operations.

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

Some of these limitations include:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;

•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;

•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;

•	Adjusted EBITDA does not reflect non-cash components of employee compensation;

•	Free Cash Flow and Unlevered Free Cash Flow do not represent the total increase or decrease in our cash balance for the period; and

•	since other companies in our or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$38,027	$(6,156)
Net cash provided by (used in) investing activities	(15,221)	11,707
Net cash provided by (used in) financing activities	18,858	(740)
Effect of foreign exchange rate changes on cash	51	(276)

Net increase in cash, cash equivalents and restricted cash	41,715	4,535
Cash, cash equivalents and restricted cash at the beginning of period	177,675	191,116

Cash, cash equivalents and restricted cash at the end of period	$219,390	$195,651

Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$219,390	$195,651
Less: current restricted cash	560	1,535
Less: non-current restricted cash	4,601	5,426

Cash and cash equivalents at the end of the period	$214,229	$188,690

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

In April 2020, we applied for an $81 million grant and a $150 million loan under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). If granted, the grant and the loan would be required to be secured by collateral to be determined. Any receipt of funds under the CARES Act may also require the consent of a majority of the holders of the 2024 Senior Secured Notes and the consent of the lenders under the ABL Credit Agreement to amend the terms governing such indebtedness to, among other things, permit the incurrence of additional indebtedness or granting of liens, which we may not be able to obtain on a timely basis or on terms acceptable to us, if at all. To the extent that we were able to obtain a grant and/or loan under the CARES Act (if at all), we would be subject to certain restrictions, including, but not limited to, requirements to maintain certain levels of service and employment (which would require bringing back furloughed employees), limits on certain executive compensation and limits on the use of the funds granted. In addition, we would likely be obligated to issue warrants to the U.S. Department of the Treasury to purchase shares of our common stock.

Liquidity:

As disclosed elsewhere in this report, the extent of the impact of COVID-19 on the CA and BA businesses and our financial and operational performance will depend on future developments, including the duration, spread and severity of the outbreak, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are highly uncertain and cannot be predicted. If our airline partners continue to experience significantly reduced demand for passenger traffic for an extended period, our liquidity and financial condition may be materially adversely affected. The extent to which the outbreak affects our liquidity and financial condition will depend in part on our ability to successfully implement various measures intended to reduce expenses and/or conserve cash, including:

•

Personnel actions, including the implementation of a hiring freeze, suspending 2020 merit salary increases, deferring the CEO’s bonus payout, a furlough of approximately 54% of our workforce and a reduction in compensation for most other employees;

•

Expense management, including deferring purchases of capital equipment, delaying equipment installations, renegotiating agreements with suppliers, reducing other non-essential spend and renegotiating with our airline partners;

•	In March 2020, we drew $22 million under the ABL Credit Facility; and

•	Applying for assistance under the CARES Act.

See “Risk Factors — Our business is highly dependent on the airline industry, which is itself affected by factors beyond the airlines’ control, including the novel strain of coronavirus first identified in Wuhan, China. The airline industry is highly competitive and sensitive to changing economic conditions.”

Excluding the impact of our initial public offering, our prior credit facility, the 2022 Convertible Notes, the 2020 Convertible Notes, the 2024 Senior Secured Notes, the 2022 Senior Secured Notes and the ABL Credit Facility, to date we have not generated positive cash flows on a consolidated basis. However, based on our current plans, including the measures outlined in our response to COVID-19, we believe that our cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet our operating obligations, including our capital expenditure requirements, for at least the next twelve months. As detailed in Note 10, “Long-Term Debt and Other Liabilities,” in March 2020, in order to enhance our liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we drew $22.0 million from our previously undrawn revolving ABL Credit Facility. Our intent is to continue to access the capital markets to refinance our future debt obligations on an as-needed basis.

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

For additional information on the 2024 Senior Secured Notes, the ABL Credit Facility, the 2022 Senior Secured Notes, the 2022 Convertible Notes and the 2020 Convertible Notes, see Note 10, “Long-Term Debt and Other Liabilities,” to our unaudited condensed consolidated financial statements.

Cash flows provided by (used in) Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(84,778)	$(16,799)
Non-cash charges and credits	98,706	42,468
Changes in operating assets and liabilities	24,099	(31,825)

Net cash provided by (used in) operating activities	$38,027	$(6,156)

For the three month period ended March 31, 2020, cash provided by operating activities was $38.0 million as compared with net cash used in operating activities of $6.2 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•	A $55.9 million increase in cash flows related to operating assets and liabilities resulting from:

•	An increase in cash flows due to the following:

•	Changes in accrued interest due to changes in the timing of payments as compared to the prior-year;

•	Changes in CA-NA’s and BA’s accounts payable due primarily to the timing of payments;

•	Changes in BA’s accounts receivable due primarily to the timing of collections;

•	Changes in CA-ROW’s and BA’s accrued liabilities due primarily to the timing of payments; and

•	Changes in CA-NA’s deferred airborne lease proceeds due to more installations under the turnkey model in the current year as compared with the prior year

•	Offset in part by a decrease in cash flows due to the following:

•	Changes in CA-ROW’s accounts receivable due to a larger reduction in accounts receivable balances in the first quarter of 2019 as compared with the first quarter of 2020;

•	Changes in CA-NA’s and BA’s inventories due to the timing of inventory purchases; and

•	Changes in CA-NA’s deferred revenue due primarily to the timing of customer payments.

•

An $11.7 million increase in net loss and non-cash charges and credits, primarily due to a decrease in CA-NA reportable segment profit offset in part by an increase in BA reportable segment profit and a decrease in CA-ROW reportable segment loss, as noted above under “—Results of Operations.”

Cash flows provided by (used in) Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “— Capital Expenditures” below. Additionally, cash used in investing activities includes net changes in our short-term investments of a cash inflow of $39.3 million for the three month period ended March 31, 2019, while no such activity occurred in the current year as we no longer hold any short-term investments.

Cash flows provided by (used in) Financing Activities:

Cash provided by financing activities for the three month period ended March 31, 2020 was $18.9 million primarily due to the $22.0 million of proceeds from the ABL Credit Facility offset in part by the repayment on maturity of the outstanding $2.5 million in aggregate principal amount of the 2020 Convertible Notes on March 1, 2020.

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

Capital expenditures for the three month periods ended March 31, 2020 and 2019 were $15.3 million and $27.7 million, respectively. The decrease in capital expenditures was primarily due to a decrease in airborne equipment purchases as well as a decrease in capitalized software.

We expect that our airborne-related capital expenditures will vary in the future depending upon the number of installations under the turnkey model. Network-related capital expenditures and investments in capitalized software will increase over time as we build out Gogo 5G.

Other

Contractual Commitments: We have agreements with vendors to provide us with transponder and teleport satellite services that vary in length and amount. See Note 13, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements for additional information.

We have agreements with various vendors under which we have remaining commitments to purchase satellite-based systems, certifications and development services. Such commitments will become payable as we receive the equipment or certifications, or as development services are provided.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. See Note 12, “Leases,” to our unaudited condensed consolidated financial statements for additional information.

The revenue share paid to our airline partners represents operating lease payments and is deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. As such, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. Rental expense related to the arrangements with commercial airlines included in cost of service revenue is primarily comprised of these revenue share payments offset by the amortization of the deferred airborne lease incentive discussed above. See Note 12, “Leases,” to our unaudited condensed consolidated financial statements for additional information.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of March 31, 2020 and December 31, 2019 primarily included amounts in bank deposit accounts and money market funds. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of March 31, 2020 and December 31, 2019 included amounts in bank deposit accounts and money market funds. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three month periods ended March 31, 2020 and 2019 by an immaterial amount.

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

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2019 10-K.

The COVID-19 pandemic, and the measures implemented to combat it, are having, and are likely to continue to have, a material adverse effect on our business. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be. It is likely that there will be future negative effects that we cannot presently predict, including near term effects.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and the World Health Organization (the “WHO”) subsequently declared COVID-19 a “Public Health Emergency of International Concern.” On March 13, 2020, the U.S. government declared a national emergency and on March 19, 2020, the U.S. Department of State issued a global Level 4 “do not travel” advisory advising U.S. citizens to avoid all international travel due to the global impact of COVID-19. The U.S. government has also implemented enhanced screenings, mandatory quarantine requirements and other travel restrictions in connection with the COVID-19 pandemic, including restrictions on travel from Asia, Europe, Mexico and Canada, and many foreign and U.S. state governments have instituted similar measures (including travel restrictions to and within the European Union) and declared states of emergency. At least 42 states, the District of Columbia and Puerto Rico have issued instructions for their residents to stay home or “shelter in place” and to avoid any non-essential travel for varied durations of time and may lift, have lifted or will be lifting or easing these instructions at varied times, often with certain restrictions still in place. In addition, depending on the results of any easing or lifting of instructions and other restrictions, federal, state or local governments or authorities may determine to reinstate, enhance or enforce the same or other instructions or restrictions in the future. Governments, non-governmental organizations and entities in the private sector have also issued and may continue to issue non-binding advisories or recommendations regarding air travel or other social distancing measures, including limitations on the number of persons that should be present at public gatherings.

The COVID-19 pandemic has caused a significant decline in international and domestic commercial and business aviation travel, which has materially and adversely affected our business. Passenger traffic on commercial airlines using Gogo’s service declined significantly in April 2020 compared to March 2020. Our airline partners have significantly reduced capacity in response to the reduced demand, both by taking a significant number of aircraft out of service and by reducing the number of flights flown by aircraft that remain in service and we are unable to predict how long such capacity reductions will continue. Our BA business has also seen a sharp decrease in flight activity, which has resulted in an increase in requests for one-month account suspensions and a significant decrease in new plan activations in April 2020 as compared to March 2020.

We expect COVID-19 to continue to negatively impact our CA and BA businesses and we are unable to predict how long or with what degree of severity that impact will continue. The extent of the impact of COVID-19 on our financial and operational performance will depend on future developments, including the duration, spread and severity of the outbreak, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are highly uncertain and cannot be predicted. If our airline partners continue to experience significantly reduced demand for passenger traffic, or continue to keep a significant number of aircraft out of service, for an extended period, our business, results of operations, liquidity and financial condition may be materially adversely affected.

In addition to directly impacting demand for air travel, COVID-19 and related restrictions may have a material and adverse impact on other aspects of our business, including:

•	enhanced risk of delays or defaults in payments by airline partners and other third parties due to liquidity constraints that extend in some cases to bankruptcy;

•	delays and difficulties in completing installations on certain aircraft;

•	delays or shortages in our supply chain;

•	our competitive position, including with respect to connectivity providers that do not operate exclusively in the aviation industry; and

•	limitations on our ability to market and grow our business and to promote technological innovation.

At this time we are also not able to predict whether the COVID-19 pandemic will result in long-term changes to business practices and consumer behavior, with such changes including but not limited to a long-term reduction in travel as a result of increased usage of “virtual” and “teleconferencing” products, a general reluctance to travel by consumers and the impact on demand and capacity, which could result from government mandates on commercial aviation service including, for instance, any requirement for passengers to wear masks while traveling or any limitation on the number of seats that can be occupied on an aircraft to allow for social distancing. Each of these factors could have a material impact on our business. The full extent of the ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control.

The extent to which the outbreak affects our future earnings and liquidity will depend in part on our ability to implement various measures intended to reduce expenses and/or conserve cash, which themselves may have negative consequences with respect to our business and operations. In April 2020, we applied for an $81 million grant and a $150 million loan under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), but we can provide no assurance that we will receive the grant or loan in the amounts for which we applied, or at all. If we do accept relief under the CARES Act, we will be subject to certain restrictions, including, but not limited to, requirements to maintain employment levels through September 30, 2020, requirements to issue warrants for our common stock to the U.S. Treasury Department and certain limitations on executive compensation. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing this impact. In addition, effective May 4, 2020, we furloughed approximately 54% of our workforce and implemented various reductions in compensation for other active employees, including salary reductions. Such actions could adversely affect employee morale, reduce overall productivity, lead to departures of key personnel or otherwise adversely impact normal operations. We may also be unsuccessful in amending contracts with certain suppliers and service providers, including satellite service providers. We are implementing and may consider other cost-saving measures, such as delaying aircraft equipment installations, deferring purchases of capital equipment, freezing new hires, reducing marketing and travel expenses and eliminating non-essential spend. There can be no assurances that any of the cost-saving measures described above, or any other actions, will successfully mitigate the impact of COVID-19 or the related decrease in demand for commercial air travel.

We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel and our business. Furthermore, not only is the duration of the pandemic and future measures taken to combat it presently unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future material changes in the situation. It therefore is impossible to predict whether any such unknown future developments will occur in the near, medium or long term, and depending on the duration of the pandemic, such negative developments may occur over the entirety of the event.

Our business is highly dependent on the airline industry, which is itself affected by factors beyond the airlines’ control, including COVID-19. The airline industry is highly competitive and sensitive to changing economic conditions.

Our business is directly affected by the number of passengers flying on commercial aircraft, the financial condition of the airlines and other economic factors. If consumer demand for air travel declines, including due to environmental concerns or regulation, increased use of technology such as videoconferencing for business travelers, or the number of flights shrink due to, among other reasons, reductions in capacity by airlines, the number of passengers available to use the Gogo service will be reduced, which may have a material adverse effect on our business and results of operations. Unfavorable general economic conditions and other events that are beyond the airlines’ control, including higher unemployment rates, higher interest rates, reduced stock prices, reduced consumer and business spending, outbreaks of communicable diseases and terrorist attacks or threats could also have a material adverse effect on the airline industry. In particular, the COVID-19 outbreak has resulted in widespread and prolonged global travel restrictions, the taking of a significant number of aircraft out of service by our airline partners and the suspension of certain commercial flights by all of our airline partners, which has had, and is expected to continue to have, an adverse impact on our business. See “—The COVID-19 pandemic, and the measures implemented to combat it, are having, and are likely to continue to have, a material adverse effect on our business. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be. It is likely that there will be future negative effects that we cannot presently predict, including near term effects.”

A general reduction or shift in discretionary spending could also result in decreased demand for leisure and business travel and lead to a reduction in airline flights offered and the number of passengers flying. Consolidation within the airline industry could also adversely affect our relationships with our existing airline partners or lead to Gogo-equipped aircraft being taken out of service.

Further, unfavorable economic conditions, including conditions associated with COVID-19, could also limit airlines’ ability to counteract any increased fuel, labor or other costs through raised prices. Our airline partners operate in a highly competitive business market and, as a result, continue to face pressure on offerings and pricing. These unfavorable conditions and the competitiveness of the air travel industry could cause one or more of our airline partners to reduce expenditures on passenger services including deployment of the Gogo service, to be unable to pay the amounts due under our contracts with them in a timely manner or at all or to file for bankruptcy. If one or more of our airline partners were to file for bankruptcy, bankruptcy laws could give them rights to terminate and/or renegotiate their contracts with us, as well as reduce their total fleet size and capacity and/or their total number of flights. For example, due to market conditions caused by the COVID-19 pandemic, the financial condition of one of the Company’s international airline partners already has deteriorated so significantly that it accounted for approximately 70% of the $6.8 million expected credit loss provision recorded during the three months ended March 31, 2020. Furthermore, we expect to record additional credit losses relating to such airline partner during the three month period ending June 30, 2020. Any of these aforementioned events or circumstances may have a material adverse effect on our business prospects, financial condition and results of operations.

We recorded an impairment charge on certain long-lived assets on March 31, 2020; we could incur additional losses in future periods due to impairment of long-lived assets and goodwill and other intangible assets as a result of the COVID-19 pandemic or other circumstances.

In accordance with applicable accounting standards, we are required to test our indefinite-lived intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment. In addition, we are required to test long-lived assets for impairment where there is any indication that an asset may be impaired. We believed that the impact of the COVID-19 pandemic on our business could be such an indication for both indefinite-lived and long-lived assets and tested such assets for impairment as of March 31, 2020.

Our review of our indefinite-lived intangible assets for impairment, including the impact of the COVID-19 pandemic, indicated that there were no impairments as of March 31, 2020.

Our review of our long-lived assets, including the impact of the COVID-19 pandemic, indicated that carrying values related to three of our airline agreements for the CA business exceeded their estimated undiscounted cash flows, which triggered the need to estimate the fair value of these assets. Fair value reflects our best estimate of the discounted cash flows of the impaired assets. For the airborne assets and right-of-use assets associated with the three airline agreements (the “impaired assets”), we recorded an impairment charge of $46.4 million for the three month period ended March 31, 2020, reflecting the difference between the carrying value and the estimated fair value of the impaired assets.

The risk of future additional material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our business and we can provide no assurance that a material impairment loss of long-lived assets or goodwill and other intangible assets will not occur in a future period. Other circumstances that could require us to recognize impairments in the future include, among other factors, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. The value of our equipment could also be impacted in future periods by changes in supply and demand for our services. An impairment loss could have a material adverse effect on our financial condition and results of operations.

We may need additional financing to execute our business plan or new initiatives and we expect that we will need additional financing to refinance or repay our existing indebtedness at maturity; we may not be able to secure additional financing on acceptable terms, or at all.

As of March 31, 2020, our total cash and cash equivalents totaled $214.2 million. However, to date, excluding the impact of financing activities, we have not generated positive cash flows on a consolidated basis. As a result, we may require additional financing at some point in the future to fully execute our business plan, including our technology roadmap, international or domestic expansion plans or other changes. In addition, as a result of the effects of COVID-19, we may require additional financing to fund our continuing operations. Our success may depend on our ability to raise such additional financing on reasonable terms and on a timely basis. The amount and timing of our capital needs will depend in part on the resources required to develop our next generation ATG solution, the extent of deployment of 2Ku and our next generation ATG service, the rate of customer penetration, the adoption of our service by airline partners and other factors described in our annual, quarterly or current report filings with the Securities and Exchange Commission that may adversely affect our business. In addition, we may actively consider from time to time other significant technological, strategic and operational initiatives. In order to execute on any of these initiatives, we may require additional financing. Furthermore, we expect that we will require additional financing to refinance, or repay at maturity, our indebtedness, including $237.8 million of 2022 Convertible Notes (as defined below) that mature on May 15, 2022. Conditions in the economy and the financial markets may make it more difficult for us to obtain necessary additional capital or financing on acceptable terms, or at all. In addition, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes is also limited by the indenture governing the 2024 Senior Secured Notes (as defined below), as amended, and the ABL Credit Agreement (as defined below). As of March 31, 2020, within our existing debt facilities, Gogo Intermediate Holdings LLC and its subsidiaries would have been able to incur approximately $17 million of additional indebtedness of capital leases and borrowing under the ABL Credit Agreement. Though the CARES Act, and other future legislation that may be passed by the U.S. government, may provide for additional potential sources of liquidity, we cannot be assured that we will receive such funding on acceptable terms, or at all. If we do receive funding from the U.S. government, we may be subject to additional restrictions or limitations, including limitations on the use of such funds. See “—The COVID-19 pandemic, and the measures implemented to combat it, are having, and are likely to continue to have, a material adverse effect on our business. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be. It is likely that there will be future negative effects that we cannot presently predict, including near term effects.” If we cannot secure sufficient additional financing, we may be forced to forego strategic opportunities or delay, scale back or eliminate additional service deployment, operations and investments or employ unplanned internal cost savings measures any of which could have a material adverse effect on our business prospects, financial condition and results of operations.

We and our subsidiaries have substantial debt and may incur substantial additional debt in the future, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and reduce the value of your investment.

As of March 31, 2020, we had total consolidated indebtedness of approximately $1,184.8 million, including $925.0 million outstanding of our 9.875% senior secured notes due 2024 (the “2024 Senior Secured Notes”), $237.8 million outstanding of our 6.00% convertible senior notes due 2022 (the “2022 Convertible Notes”) and $22.0 million outstanding under our asset-based revolving credit facility (the “ABL Credit Facility”) pursuant to the credit agreement, dated as of August 26, 2019 (the “ABL Credit Agreement”). Subject to certain limitations set forth in the indenture governing the 2024 Senior Secured Notes, as amended, and the ABL Credit Agreement, we and our subsidiaries may incur additional debt in the future, which could increase the risks described below and lead to other risks.

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

•

we may be at a competitive disadvantage compared to our competitors with less debt or with comparable debt at more favorable interest rates, or which are subject to fewer limitations or restrictions, and which, as a result, may be better positioned to withstand economic downturns;

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

In addition, in April 2020, we applied for a $150 million loan under the CARES Act, which, if received, may subject us to certain restrictions, including, but not limited to, requirements to maintain employment levels through September 30, 2020, requirements to issue warrants for our common stock to the U.S. Treasury Department and certain limitations on executive compensation. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing this impact.

We may have future capital needs and may not be able to obtain additional financing to fund our capital needs on acceptable terms, or at all.

We have from time to time evaluated, and we continue to evaluate, our potential capital needs in light of increasing demand for our services, limitations on bandwidth capacity and generally evolving technology in our industry. Additionally, in response to the travel restrictions, decreased demand for our services and other effects of COVID-19, we are currently evaluating our capital needs and liquidity position. In connection with our response to COVID-19, and due to other factors in the future, we may seek to utilize one or more types of capital raising in order to fund any initiative, including the issuance of new equity securities and new debt securities, including debt securities convertible into our common stock. We may also seek to issue such securities to service providers and vendors, in lieu of cash, in order to manage liquidity restraints. Since our IPO, we have obtained debt financing through our entry into our previous credit facility, issuances of convertible notes and issuances of senior secured notes. Excluding the impact of such financing activities, we have not generated positive cash flows on a consolidated basis, and our ability to do so will depend in large part on our ability to increase revenue and manage costs in each of our three business segments. In addition, our ability to generate positive cash flows from operating activities and the timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to international expansion and execution of our current technology roadmap, including continuing development of our 2Ku and ATG systems, and other potential future technologies. The market conditions and the macroeconomic conditions that affect the markets in which we operate, our non-investment grade rating, our substantial indebtedness, the availability of assets as collateral for loans or other indebtedness and other factors, including the impact of COVID-19, could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms or at all or our operating cash flow may be insufficient to satisfy our financial obligations under the indenture governing the 2024 Senior Secured Notes, the indenture governing the 2022 Convertible Notes, the ABL Credit Agreement and other indebtedness outstanding from time to time. Our liquidity has been, and may in the future be, negatively affected by the risk factors discussed in Item 1A. Risk Factors in the 2019 10-K, as updated by this Quarterly Report on Form 10-Q, including risks related to future results arising from the COVID-19 pandemic. If our liquidity is materially diminished, we may not be able to timely pay our debts and obligations as they become due, or otherwise comply with the covenants under the agreements and instruments governing our debt or with other material provisions of our contractual obligations.

Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes is limited by the indenture governing the 2024 Senior Secured Notes and the ABL Credit Agreement, and additional covenants, restrictions, limitations and provisions could become binding on us as we continue to seek additional liquidity in response to the COVID-19 pandemic. As of March 31, 2020, within our existing debt facilities, the remaining permitted indebtedness for Gogo Intermediate Holdings LLC (a wholly owned subsidiary of Gogo Inc.) and its subsidiaries was approximately $17 million of capital leases and borrowings under the ABL Credit Agreement. In the future, if our subsidiaries are in compliance with certain incurrence ratios set forth in the indenture governing the 2024 Senior Secured Notes and in the ABL Credit Agreement, our subsidiaries may be able to incur additional indebtedness, which may increase the risks created by our current substantial indebtedness. Neither the indenture governing the 2024 Senior Secured Notes nor the ABL Credit Agreement prohibits Gogo Inc. from incurring additional indebtedness under any circumstances, but they do limit the amount of cash that our subsidiaries may dividend, transfer or otherwise distribute to us, including cash distributed to us to pay interest on the 2022 Convertible Notes or to pay interest on other indebtedness incurred by us, including indebtedness or preferred stock incurred to refinance, replace, renew or refund the 2022 Convertible Notes.

The terms of any additional financing, including any financing obtained through the CARES Act, may further limit our financial and operating flexibility. Our ability to satisfy our financial obligations will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. Furthermore, if financing is not available when needed, or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which may have a material adverse effect on our business, financial condition and results of operations. Even if we are able to obtain additional financing, we may be required to use the proceeds from any such financing to repay a portion of our outstanding debt.

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

None.

b)	Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

4.11	Second Supplemental Indenture, dated as of March 6, 2020, by and among Gogo Air International GmbH, Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., each of the other guarantors party thereto and U.S. Bank National Association, as trustee

10.1.43†	Amendment #6 to the Unified In-Flight Connectivity Hardware, Services and Maintenance Agreement, effective as of December 5, 2019, between Gogo LLC and American Airlines, Inc.

10.1.44†	Amendment #7 to the Unified In-Flight Connectivity Hardware, Services and Maintenance Agreement, effective as of December 27, 2019, between Gogo LLC and American Airlines, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: May 11, 2020

/s/ Oakleigh Thorne
Oakleigh Thorne
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)