Form 10-Q
period 2020-06-30
Gogo Inc.
filed 2020-08-10
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 7, 2020, 85,063,638 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$156,286	$170,016
Accounts receivable, net of allowances of $5,048 and $686, respectively	71,684	101,360
Inventories	130,092	117,144
Prepaid expenses and other current assets, net of allowances of $1,491 and $0, respectively	32,411	36,305
Total current assets	390,473	424,825
Non-current assets:
Property and equipment, net	463,147	560,318
Goodwill and intangible assets, net	74,407	76,499
Operating lease right-of-use assets	56,173	63,386
Other non-current assets, net of allowances of $9,568 and $0, respectively	80,615	89,672
Total non-current assets	674,342	789,875
Total assets	$1,064,815	$1,214,700
Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$41,412	$17,160
Accrued liabilities	147,344	174,111
Deferred revenue	29,689	34,789
Deferred airborne lease incentives	73,166	26,582
Total current liabilities	291,611	252,642
Non-current liabilities:
Long-term debt	1,118,602	1,101,248
Deferred airborne lease incentives	89,283	135,399
Non-current operating lease liabilities	80,983	77,808
Other non-current liabilities	53,353	46,493
Total non-current liabilities	1,342,221	1,360,948
Total liabilities	1,633,832	1,613,590
Commitments and contingencies (Note 13)	-	-
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2020 and December 31, 2019; 84,058,310 and 88,292,821 shares issued at June 30, 2020 and December 31, 2019, respectively; and 84,032,343 and 88,240,877 shares outstanding at June 30, 2020 and December 31, 2019, respectively	8	9
Additional paid-in-capital	1,085,254	979,499
Accumulated other comprehensive loss	(4,858)	(2,256)
Treasury stock, at cost	(98,857)	-
Accumulated deficit	(1,550,564)	(1,376,142)
Total stockholders’ deficit	(569,017)	(398,890)
Total liabilities and stockholders’ deficit	$1,064,815	$1,214,700

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Revenue:
Service revenue	$74,279	$173,731	$225,061	$338,743
Equipment revenue	22,361	39,954	56,054	74,491
Total revenue	96,640	213,685	281,115	413,234
Operating expenses:
Cost of service revenue (exclusive of items shown below)	42,223	71,494	112,978	139,615
Cost of equipment revenue (exclusive of items shown below)	15,376	35,571	41,416	65,302
Engineering, design and development	15,409	26,912	38,272	51,640
Sales and marketing	5,880	12,994	15,532	25,312
General and administrative	22,505	27,081	49,671	49,535
Impairment of long-lived assets	987	-	47,376	-
Depreciation and amortization	48,690	29,967	81,360	60,716
Total operating expenses	151,070	204,019	386,605	392,120
Operating income (loss)	(54,430)	9,666	(105,490)	21,114
Other (income) expense:
Interest income	(81)	(1,230)	(687)	(2,379)
Interest expense	31,280	36,150	62,454	68,704
Loss on extinguishment of debt	-	57,962	-	57,962
Other (income) expense	233	443	3,226	(2,922)
Total other expense	31,432	93,325	64,993	121,365
Loss before income taxes	(85,862)	(83,659)	(170,483)	(100,251)
Income tax provision	117	304	274	511
Net loss	$(85,979)	$(83,963)	$(170,757)	$(100,762)
Net loss attributable to common stock per share—basic and diluted	$(1.05)	$(1.04)	$(2.10)	$(1.25)
Weighted average number of shares—basic and diluted	81,757	80,702	81,482	80,575

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Net loss	$(85,979)	$(83,963)	$(170,757)	$(100,762)
Currency translation adjustments, net of tax	269	927	(2,602)	1,337
Comprehensive loss	$(85,710)	$(83,036)	$(173,359)	$(99,425)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2020	2019
Operating activities:
Net loss	$(170,757)	$(100,762)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	81,360	60,716
Loss on asset disposals, abandonments and write-downs	1,403	4,425
Provision for expected credit losses	11,875	4,825
Impairment of long-lived assets	47,376	-
Impairment of cost-basis investment	3,000	-
Deferred income taxes	89	89
Stock-based compensation expense	7,159	8,645
Amortization of deferred financing costs	2,872	2,573
Accretion and amortization of debt discount and premium	6,762	8,374
Loss on extinguishment of debt	-	57,962
Changes in operating assets and liabilities:
Accounts receivable	24,961	15,905
Inventories	(12,948)	(5,297)
Prepaid expenses and other current assets	5,720	6,409
Contract assets	(13,152)	(20,313)
Accounts payable	25,689	5,736
Accrued liabilities	(24,053)	(6,877)
Deferred airborne lease incentives	(11,711)	(1,486)
Deferred revenue	(1,500)	(3,858)
Accrued interest	(5)	(28,375)
Warranty reserves	(715)	948
Right-of-use assets and operating lease liabilities	3,205	(1,756)
Other non-current assets and liabilities	4,814	(2,348)
Net cash provided by (used in) operating activities	(8,556)	5,535

Investing activities:
Purchases of property and equipment	(13,931)	(33,598)
Acquisition of intangible assets—capitalized software	(7,170)	(8,647)
Redemptions of short—term investments	-	39,323
Other, net	89	360
Net cash used in investing activities	(21,012)	(2,562)

Financing activities:
Proceeds from credit facility draw	22,000	-
Repayments of amounts drawn from credit facility	(5,000)	-
Repurchase of convertible notes	(2,498)	(158,954)
Proceeds from issuance of senior secured notes	-	920,683
Redemption of senior secured notes	-	(741,360)
Payment of debt issuance costs	-	(22,645)
Payments on financing leases	(310)	(383)
Stock-based compensation activity	(262)	(178)
Net cash provided by (used in) financing activities	13,930	(2,837)

Effect of exchange rate changes on cash	(90)	(378)

Decrease in cash, cash equivalents and restricted cash	(15,728)	(242)
Cash, cash equivalents and restricted cash at beginning of period	177,675	191,116
Cash, cash equivalents and restricted cash at end of period	$161,947	$190,874

Cash, cash equivalents and restricted cash at end of period	$161,947	$190,874
Less: current restricted cash	560	1,035
Less: non-current restricted cash	5,101	7,972
Cash and cash equivalents at end of period	$156,286	$181,867

Supplemental Cash Flow Information:
Cash paid for interest	$53,080	$86,420
Cash paid for taxes	56	412

Noncash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$5,637	$16,014
Purchases of property and equipment paid by commercial airlines	6,086	9,914

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended June 30, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at March 31, 2020	83,773,648	$8	$1,081,955	$(5,127)	$(1,464,585)	5,077,400	$(98,857)	$(486,606)
Net loss	-	-	-	-	(85,979)	-	-	(85,979)
Currency translation adjustments, net of tax	-	-	-	269	-	-	-	269
Stock-based compensation expense	-	-	3,164	-	-	-	-	3,164
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	118,938	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(127)	-	-	-	-	(127)
Issuance of common stock in connection with employee stock purchase plan	139,757	-	262	-	-	-	-	262
Balance at June 30, 2020	84,032,343	$8	$1,085,254	$(4,858)	$(1,550,564)	5,077,400	$(98,857)	$(569,017)

	For the Three Months Ended June 30, 2019
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at March 31, 2019	87,797,614	$9	$967,727	$(3,144)	$(1,248,566)	-	$-	$(283,974)
Net loss	-	-	-	-	(83,963)	-	-	(83,963)
Currency translation adjustments, net of tax	-	-	-	927	-	-	-	927
Stock-based compensation expense	-	-	4,318	-	-	-	-	4,318
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	183,446	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(456)	-	-	-	-	(456)
Issuance of common stock in connection with employee stock purchase plan	81,905	-	336	-	-	-	-	336
Repurchase of 2020 Convertible Notes	-	-	(795)	-	-	-	-	(795)
Balance at June 30, 2019	88,062,965	$9	$971,130	$(2,217)	$(1,332,529)	-	$-	$(363,607)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Six Months Ended June 30, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2020	88,240,877	$9	$979,499	$(2,256)	$(1,376,142)	-	$-	$(398,890)
Net loss	-	-	-	-	(170,757)	-	-	(170,757)
Currency translation adjustments, net of tax	-	-	-	(2,602)	-	-	-	(2,602)
Stock-based compensation expense	-	-	7,159	-	-	-	-	7,159
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	641,428	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(809)	-	-	-	-	(809)
Issuance of common stock in connection with employee stock purchase plan	227,438	-	547	-	-	-	-	547
Settlement of prepaid forward shares	(5,077,400)	(1)	98,858			5,077,400	(98,857)	-
Impact of the adoption of new accounting standards	-	-	-	-	(3,665)	-	-	(3,665)
Balance at June 30, 2020	84,032,343	$8	$1,085,254	$(4,858)	$(1,550,564)	5,077,400	$(98,857)	$(569,017)

	For the Six Months Ended June 30, 2019
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2019	87,560,694	$9	$963,458	$(3,554)	$(1,228,674)	-	$-	$(268,761)
Net loss	-	-	-	-	(100,762)	-	-	(100,762)
Currency translation adjustments, net of tax	-	-	-	1,337	-	-	-	1,337
Stock-based compensation expense	-	-	8,645	-	-	-	-	8,645
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	345,113	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(807)	-	-	-	-	(807)
Issuance of common stock in connection with employee stock purchase plan	157,158	-	629	-	-	-	-	629
Repurchase of 2020 Convertible Notes	-	-	(795)	-	-	-	-	(795)
Impact of the adoption of new accounting standards	-	-	-	-	(3,093)	-	-	(3,093)
Balance at June 30, 2019	88,062,965	$9	$971,130	$(2,217)	$(1,332,529)	-	$-	$(363,607)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The results of operations and cash flows for the three and six month periods ended June 30, 2020, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

We have one class of common stock outstanding as of June 30, 2020 and December 31, 2019.

Reclassifications – To conform with the current year presentation, $4,825 thousand of bad debt expense has been reclassified to a separate line from accounts receivable in our unaudited condensed consolidated statement of cash flows for the six month period ended June 30, 2019. Additionally, to conform with the current year presentation, $1,338 thousand and $418 thousand have been reclassified from Other non-current assets and liabilities and Accrued liabilities, respectively, to Right-of-use assets and operating lease liabilities in our statement of cash flows for the six month period ended June 30, 2019.

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

During the second quarter of 2020, our agreement with Delta Air Lines, Inc. (“Delta”) to provide 2Ku service on certain Delta aircraft  was amended to change the contract expiration date from February 2027 with respect to all aircraft to a staggered, fleet by fleet expiration schedule under which expiration dates will occur between November 2020 and July 2022 (the “Delta amendment”). As a result, the useful lives of the equipment installed on these fleets have been shortened to align with the expiration dates in the amended agreement. The change in estimated useful lives resulted in approximately $13.9 million of accelerated depreciation during the three and six month periods ended June 30, 2020. Additionally, the amortization periods for the remaining deferred airborne lease incentives, which is a reduction to cost of service revenue in our unaudited condensed consolidated statements of operations, associated with the equipment installed on the 2Ku fleets have been shortened to align with the new expiration dates, which  resulted in approximately $6 million of accelerated amortization during the three and six month periods ended June 30, 2020.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

In our two commercial airline (“CA”) segments, CA-NA and CA-ROW, passenger traffic on commercial airlines started to decline significantly in late March 2020 and while it has increased somewhat from mid-April lows, it has continued to be significantly below pre-COVID levels through July 2020. Our business aviation segment, BA, also saw a sharp decrease in flight activity, as well as an increase in requests for account suspensions and decreases in new plan activations. In BA, we are seeing positive signs that the business is recovering from mid-April lows, including increased flights, activations and sales in the months of June and July 2020. The duration and severity of the reduction in travel demand due to the COVID-19 pandemic in all three segments is uncertain. In CA, we expect these trends to continue until the global pandemic has moderated and demand for air travel returns. In BA, there can be no assurance that the recovery observed to date will continue.

In response to the significant decline in revenue caused by the pandemic, we have implemented the following liquidity-preservation initiatives:

•

Personnel actions – We implemented several cost-cutting measures related to personnel, including a hiring freeze, a suspension of 2020 merit salary increases and a modification of the 2020 bonus program allowing awards to be paid in stock or a combination of stock and cash at our option. Additionally, the Chief Executive Officer’s 2019 bonus payout was deferred and in July 2020 the Chief Executive Officer accepted common stock in lieu of cash for the after-tax portion of his 2019 bonus. We also furloughed approximately 54% of our workforce beginning May 4, 2020. Additionally, on July 30, 2020, we announced a reduction in force of approximately 14% of our workforce, effective August 14, 2020. Furloughed employees not affected by the reduction in force will return to full time work on August 31, 2020. Effective on May 4, 2020, we reduced compensation for salaried employees who were not furloughed. Salary reductions, which will be effective at least through the end of 2020, begin at 30% for the Chief Executive Officer, then 20% for the executive leadership team and reducing downward by staff level from there. In addition, the compensation for the members of our Board of Directors has been reduced by 30% for the last three quarters of 2020.

•	Expense management – We have identified and are implementing or continuing to pursue action plans / levers in areas not involving personnel to further reduce costs, including the following:
o	Renegotiating terms with suppliers, including agreements executed with satellite capacity providers to reduce and defer payments;
o	Deferring purchases of capital equipment;
o	Delaying aircraft equipment installations;
o	Reducing marketing, travel and other non-essential spend; and
o	Renegotiating terms with airline partners.
•

Financing – In March 2020, we drew $22 million under the ABL Credit Facility and in the second quarter we repaid $5 million of such amount. As of June 30, 2020, $17 million was outstanding and less than $1 million remained available for borrowing under the terms of the agreement that would allow for the company to meet the “payment conditions” criteria as described in our ABL Credit Agreement. See Note 10, “Long-Term Debt and Other Liabilities,” for additional information.

•

Government Assistance – We applied for an $81 million grant and a $150 million loan under the recently enacted Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Based on criteria recently released by the U.S. Treasury Department, we do not believe that we will qualify for a loan, although we have not received a formal determination. If we receive grant assistance, we will be subject to certain restrictions and will likely be required to modify the personnel actions discussed above to comply with the terms of the government assistance.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We expect COVID-19 to continue to have a significant negative impact on our revenue and we are unable to predict how long that impact will continue. The extent of the impact of COVID-19 on our CA and BA businesses and our financial and operational performance will depend on future developments, including the duration, spread and severity of the outbreak, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are highly uncertain and cannot be predicted. We are unable to predict how long the pandemic and its negative impact will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel, our business partners and our business. Not only is the duration of the pandemic and future combative measures unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future material changes in the situation and whether the Company’s actions in response will be sufficient or successful. However, based on our current plans, including the measures taken in our response to COVID-19, we believe that our cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet our operating obligations, including our capital expenditure requirements, for at least the next twelve months.

Impairment assessments - We review our long-lived assets and indefinite-lived intangible assets for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We conducted a review as of March 31, 2020 and June 30, 2020 in light of the COVID-19 pandemic and its impact on air travel, and recorded impairment charges for the three and six month periods ended June 30, 2020 with respect to certain long-lived assets. We are continuously monitoring the COVID-19 pandemic and its impact.  If the impact of the pandemic exceeds management’s estimates, we could incur additional material impairment charges in future periods. See Note 7, “Composition of Certain Balance Sheet Accounts,” for additional information on our long-lived assets and Note 8, “Intangible Assets,” for additional information on our indefinite-lived assets.

Credit Losses — We regularly evaluate our accounts receivable and contract assets for expected credit losses and recorded credit losses for the three and six month periods ended June 30, 2020. We are continuously monitoring our assumptions used to determine our expected credit losses, including the impact of the COVID-19 pandemic, which could cause us to record additional material credit losses in future periods.  See Note 9, “Composition of Certain Reserves and Allowances,” for additional information.
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

See Note 9, “Composition of Certain Reserves and Allowances,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Remaining performance obligations

As of June 30, 2020, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations was approximately $319 million, most of which relate to our commercial aviation contracts. Approximately $49 million represents future equipment revenue that is expected to be recognized within the next one to three years. The remaining $270 million primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract (approximately 1-8 years). We have excluded from this amount: all consideration related to contracts with customers that have filed for bankruptcy, which therefore fail to meet the GAAP definition of a contract; all variable consideration derived from our connectivity or entertainment services that is allocated entirely to our performance of obligations related to such services; consideration from contracts that have an original duration of one year or less; revenue from passenger service on airlines operating under the turnkey model; and revenue from contracts that have been executed but under which have not yet met the accounting definition of a contract since the airline has not yet determined which products in our portfolio it wishes to select, and, as a result we are unable to determine which products and services will be transferred to the customer.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended
	June 30, 2020
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$21,849	$3,888	$43,447	$69,184
Entertainment, CAS and other	3,687	822	586	5,095
Total service revenue	$25,536	$4,710	$44,033	$74,279

Equipment revenue
ATG	$1,786	$-	$6,876	$8,662
Satellite	2,709	7,267	3,518	13,494
Other	-	-	205	205
Total equipment revenue	$4,495	$7,267	$10,599	$22,361

Customer type
Airline passenger and aircraft owner/operator	$15,041	$1,970	$44,033	$61,044
Airline, OEM and aftermarket dealer	14,001	10,040	10,599	34,640
Third party	989	(33)	-	956
Total revenue	$30,031	$11,977	$54,632	$96,640

	For the Three Months Ended
	June 30, 2019
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$90,233	$21,656	$54,176	$166,065
Entertainment, CAS and other	6,169	917	580	7,666
Total service revenue	$96,402	$22,573	$54,756	$173,731

Equipment revenue
ATG	$5,636	$-	$12,344	$17,980
Satellite	3,329	14,144	3,809	21,282
Other	360	-	332	692
Total equipment revenue	$9,325	$14,144	$16,485	$39,954

Customer type
Airline passenger and aircraft owner/operator	$55,900	$6,767	$54,756	$117,423
Airline, OEM and aftermarket dealer	36,883	27,680	16,485	81,048
Third party	12,944	2,270	-	15,214
Total revenue	$105,727	$36,717	$71,241	$213,685

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	For the Six Months Ended
	June 30, 2020
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$90,718	$21,917	$100,422	$213,057
Entertainment, CAS and other	8,646	2,021	1,337	12,004
Total service revenue	$99,364	$23,938	$101,759	$225,061

Equipment revenue
ATG	$6,182	$-	$16,500	$22,682
Satellite	4,541	21,451	6,892	32,884
Other	80	-	408	488
Total equipment revenue	$10,803	$21,451	$23,800	$56,054

Customer type
Airline passenger and aircraft owner/operator	$58,743	$8,487	$101,759	$168,989
Airline, OEM and aftermarket dealer	40,259	35,439	23,800	99,498
Third party	11,165	1,463	-	12,628
Total revenue	$110,167	$45,389	$125,559	$281,115

	For the Six Months Ended
	June 30, 2019
	CA-NA	CA-ROW	BA	Total
Service revenue
Connectivity	$170,051	$40,510	$106,861	$317,422
Entertainment, CAS and other	18,378	1,835	1,108	21,321
Total service revenue	$188,429	$42,345	$107,969	$338,743

Equipment revenue
ATG	$8,508	$-	$23,679	$32,187
Satellite	3,959	27,303	9,044	40,306
Other	900	-	1,098	1,998
Total equipment revenue	$13,367	$27,303	$33,821	$74,491

Customer type
Airline passenger and aircraft owner/operator	$110,249	$12,618	$107,969	$230,836
Airline, OEM and aftermarket dealer	67,796	53,171	33,821	154,788
Third party	23,751	3,859	-	27,610
Total revenue	$201,796	$69,648	$141,790	$413,234

Contract balances

Our current and non-current deferred revenue balances totaled $55.1 million and $56.7 million as of June 30, 2020 and December 31, 2019, respectively. Deferred revenue includes, among other things, equipment, multi-pack and subscription connectivity products, sponsorship activities and airline-directed equipment and connectivity and entertainment service.

Our current and non-current contract asset balances totaled $69.4 million and $64.2 million as of June 30, 2020 and December 31, 2019, respectively. The contract asset balance as of June 30, 2020 was net of allowances of $11.1 million. See Note 9, “Composition of Certain Reserves and Allowances,” for additional information regarding allowances. Contract assets represent the aggregate amount of revenue recognized in excess of billings for our airline-directed contracts.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Capitalized supplemental type certificate (“STC”) balances for our airline-directed contracts were $14.9 million and $17.5 million as of June 30, 2020 and December 31, 2019, respectively. The capitalized STC costs are amortized over the life of the associated airline-directed contracts as part of our engineering, design and development costs in our unaudited condensed consolidated statements of operations. Total amortization expense was $0.8 million and $1.6 million, respectively, for the three and six month periods ended June 30, 2020, and $0.3 million and $0.6 million for the respective prior-year periods. Additionally, during the three and six month periods ended June 30, 2020, we recorded an impairment charge of $1.0 million for the remaining carrying value of capitalized STC costs associated with three of our airline partners who are currently in bankruptcy.

5.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 10, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities.  In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Additionally, the calculation of weighted average shares outstanding as of June 30, 2020 and 2019 excludes approximately 2.1 million shares and 7.2 million shares, respectively, associated with the Forward Transactions.

As a result of the net loss for the three and six month periods ended June 30, 2020 and 2019, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2020 and 2019; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2020 and 2019 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Net loss	$(85,979)	$(83,963)	$(170,757)	$(100,762)
Less: Participation rights of the Forward Transactions	-	-	-	-
Undistributed losses	$(85,979)	$(83,963)	$(170,757)	$(100,762)

Weighted-average common shares outstanding-basic and diluted	81,757	80,702	81,482	80,575

Net loss attributable to common stock per share-basic and diluted	$(1.05)	$(1.04)	$(2.10)	$(1.25)

6.	Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or market. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Work-in-process component parts	$21,752	$23,141
Finished goods	108,340	94,003
Total inventory	$130,092	$117,144

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7.	Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Contract assets, net of allowances of $1,491 and $0, respectively (1)	$14,944	$12,364
Prepaid satellite services	7,202	11,299
Restricted cash	560	560
Other	9,705	12,082
Total prepaid expenses and other current assets	$32,411	$36,305

(1)	Allowance for contract assets as of June 30, 2020 is due to the adoption of ASC 326. See Note 9, “Composition of Certain Reserves and Allowances,” for additional information.

Property and equipment as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Office equipment, furniture, fixtures and other	$57,335	$56,205
Leasehold improvements	44,402	44,389
Airborne equipment (1)	708,587	737,593
Network equipment	226,502	229,451
	1,036,826	1,067,638
Accumulated depreciation	(573,679)	(507,320)
Total property and equipment, net	$463,147	$560,318

(1)

Decrease in Airborne equipment is due primarily to the impairment of Airborne equipment associated with three of our airline agreements recorded during the three month period ended March 31, 2020. See below for additional information.

Other non-current assets as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Contract assets, net of allowances of $9,568 and $0, respectively (1)	$54,470	$51,829
Deferred STC costs (2)	14,851	17,453
Restricted cash	5,101	7,099
Other (3)	6,193	13,291
Total other non-current assets	$80,615	$89,672

(1)	Allowances for contract assets as of June 30, 2020 is due to the adoption of ASC 326. See Note 9, “Composition of Certain Reserves and Allowances,” for additional information.
(2)	Decrease due in part to the $1.0 million impairment of STC costs associated with three of our airline agreements. See below for additional information.
(3)

Decrease due in part to the $3.0 million impairment of a cost-basis investment which is included in Other (income) expense within our unaudited condensed consolidated statements of operations for the six month period ended June 30, 2020.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

In light of the COVID-19 pandemic and its impact on air travel, including decreased flights, decreased gross passenger opportunity and our airline partners’ temporary parking of a significant number of their aircraft, we conducted a review as of March 31, 2020 and determined that the carrying values for the asset groups related to three of our airline agreements for the CA business exceeded their estimated undiscounted cash flows, which triggered the need to estimate the fair value of these assets. Fair value reflects our best estimate of the discounted cash flows of the impaired assets. For the airborne assets and right-of-use assets associated with the three airline agreements (the “impaired assets”), we recorded an impairment charge of $46.4 million for the three month period ended March 31, 2020, reflecting the difference between the carrying value and the estimated fair value of the impaired assets. We conducted another review as of June 30, 2020 due to the continuation of the COVID-19 pandemic as well as the signing of the Delta amendment, and determined that $1.0 million of deferred STC costs were impaired due to the bankruptcy of three other airline partners. As such, we recorded a $1.0 million charge for impairment of long-lived assets.

We are continuously monitoring the COVID-19 pandemic and its impact.  If the negative impact of the pandemic on the assets related to our airline agreements continues, including as a result of airline partners’ decisions to temporarily park certain aircraft to reduce capacity, we could incur additional material impairment charges in future periods.

Accrued liabilities as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Airline related accrued liabilities	$30,680	$43,592
Accrued satellite network costs	33,445	13,843
Accrued interest	17,043	17,048
Warranty reserve	12,450	13,165
Employee compensation and benefits	7,351	29,954
Operating leases	8,990	12,241
Current portion of ABL Credit Facility (1)	6,000	-
Airborne equipment and installation costs	5,363	11,466
Other	26,022	32,802
Total accrued liabilities	$147,344	$174,111

(1)	See Note 10, “Long-Term Debt and Other Liabilities,” for additional information.

Other non-current liabilities as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Deferred revenue	$25,400	$21,889
Asset retirement obligations	12,024	11,560
Deferred tax liabilities	2,429	2,340
Other	13,500	10,704
Total other non-current liabilities	$53,353	$46,493

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8.	Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets. Intangible assets with indefinite lives and goodwill are not amortized; rather, they are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of our indefinite-lived intangible assets and goodwill during the fourth quarter of each fiscal year. We also reevaluate the useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The results of our annual indefinite-lived intangible assets and goodwill impairment assessments in the fourth quarter of 2019 indicated no impairment. As of June 30, 2020, as a result of COVID-19, we reviewed the carrying value of our indefinite-lived intangible assets and goodwill and concluded there were no impairments.

As of both June 30, 2020 and December 31, 2019, our goodwill balance, all of which related to our BA segment, was $0.6 million.

Our intangible assets, other than goodwill, as of June 30, 2020 and December 31, 2019 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of June 30, 2020			As of December 31, 2019
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:

Software	2.9	$184,386	$(144,432)	$39,954	$177,190	$(135,154)	$42,036
Other intangible assets	7.8	3,000	(1,450)	1,550	3,000	(1,440)	1,560
Service customer relationships		8,081	(8,081)	-	8,081	(8,081)	-
OEM and dealer relationships		6,724	(6,724)	-	6,724	(6,724)	-
Total amortized intangible assets		202,191	(160,687)	41,504	194,995	(151,399)	43,596

Unamortized intangible assets:

FCC Licenses		32,283	-	32,283	32,283	-	32,283

Total intangible assets		$234,474	$(160,687)	$73,787	$227,278	$(151,399)	$75,879

Amortization expense was $4.5 million and $9.3 million, respectively, for the three and six month periods ended June 30, 2020 and $5.1 million and $10.5 million, respectively, for the prior-year periods.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2020 (period from July 1 to December 31)	$8,206
2021	$15,622
2022	$10,097
2023	$3,796
2024	$817
Thereafter	$2,966

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9.	Composition of Certain Reserves and Allowances

Credit Losses — We regularly evaluate our accounts receivable and contract assets for expected credit losses. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on the aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of each customer’s financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. We apply a similar methodology towards our current and non-current contract asset balances.  However, due to the inherent additional risk associated with a long-term receivable, an additional provision is applied towards contract asset balances that will diminish over time as the contract nears its expiration date. For the three and six months ended June 30, 2020, we also considered the current and estimated future economic and market conditions resulting from the COVID-19 pandemic in the determination of our estimated credit losses.

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

A summary of our allowances for credit losses were as follows (in thousands):

	For the Three Months Ended
	June 30, 2020
		Prepaid	Other
	Accounts	and other	non-current
	receivable	current assets	assets
Balance at April 1, 2020	$3,970	$997	$6,111
Current-period provision for expected credit losses (1)	1,160	494	3,457
Write-offs charged against the allowances	(195)	-	-
Other, including dispositions and foreign currency	113	-	-
Balance at June 30, 2020	$5,048	$1,491	$9,568

	For the Six Months Ended
	June 30, 2020
		Prepaid	Other
	Accounts	and other	non-current
	receivable	current assets	assets
Balance at January 1, 2020	$686	$-	$-
Cumulative-effect adjustment of ASC 326 adoption	1,386	356	1,923
Current-period provision for expected credit losses (1)	3,095	1,135	7,645
Write-offs charged against the allowances	(195)	-	-
Other, including dispositions and foreign currency	76	-	-
Balance at June 30, 2020	$5,048	$1,491	$9,568

(1)

The current-period provision for expected credit losses was due primarily to the impact of COVID-19, with one international airline partner in particular accounting for approximately 94% and 80%, respectively, of the current-period provision recorded during the three and six month periods ended June 30, 2020.

Warranties — We provide warranties on parts and labor related to our products. Our warranty terms range from two to ten years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $12.5 million and $13.2 million, respectively, as of June 30, 2020 and December 31, 2019.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10.	Long-Term Debt and Other Liabilities

Long-term debt as of June 30, 2020 and December 31, 2019 was as follows (in thousands):

	June 30,	December 31,
	2020	2019
2024 Senior Secured Notes	$921,489	$921,137
2022 Convertible Notes	208,277	201,868
ABL Credit Facility	11,000	-
2020 Convertible Notes	-	2,498
Total debt	1,140,766	1,125,503
Less deferred financing costs	(22,164)	(24,255)
Total long-term debt	$1,118,602	$1,101,248

2024 Senior Secured Notes - On April 25, 2019 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (“Gogo Finance” and, together with GIH, the “Issuers”) issued $905 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Initial Notes”) under an indenture (the “Base Indenture”), dated as of April 25, 2019, among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Initial 2024 Subsidiary Guarantors” and, together with us, the “Initial 2024 Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral  Agent”). On May 3, 2019, the Issuers, the Initial 2024 Guarantors and the Trustee entered into the first supplemental indenture (the “First Supplemental Indenture”) to increase the amount of indebtedness that may be incurred under Credit Facilities (as defined in the 2024 Indenture) by GIH or its subsidiaries that are 2024 Guarantors (as defined below) by $20 million in aggregate principal amount. On March 6, 2020, the Issuers, the Initial 2024 Guarantors, Gogo Air International GmbH (an indirect subsidiary of GIH) (“Gogo International”) and the Trustee entered into a second supplemental indenture (the “Second Supplemental Indenture”) to add Gogo International as a guarantor under the 2024 Indenture. On July 31, 2020, the Issuers, the Initial 2024 Guarantors, Gogo International and Gogo Inflight Internet Canada Ltd., Gogo ATG LLC and Gogo CA Licenses LLC (collectively, the “Additional Guarantors” and, together with the Initial 2024 Guarantors and Gogo International, the “2024 Guarantors”) and the Trustee entered into a third supplemental indenture (together with the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “2024 Indenture”) to add the Additional Guarantors as guarantors under the 2024 Indenture. On May 7, 2019, the Issuers issued an additional $20 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Additional Notes”). We refer to the Initial Notes and the Additional Notes collectively as the “2024 Senior Secured Notes”. The Initial Notes were issued at a price equal to 99.512% of their face value, and the Additional Notes were issued at a price equal to 100.5% of their face value, resulting in aggregate gross proceeds of $920.7 million. Additionally, we received approximately $0.1 million for interest that accrued from April 25, 2019 through May 7, 2019 with respect to the Additional Notes that was included in our interest payment on November 1, 2019. The 2024 Senior Secured Notes are guaranteed on a senior secured basis by Gogo Inc. and all of GIH’s existing and future restricted subsidiaries (other than Gogo Finance), subject to certain exceptions. The 2024 Senior Secured Notes and the related guarantees are secured by second-priority liens on the ABL Priority Collateral (as defined below) and by first-priority liens on the Cash Flow Priority Collateral (as defined below), including pledged equity interests of the Issuers and all of GIH’s existing and future restricted subsidiaries guaranteeing the 2024 Senior Secured Notes, except for certain excluded assets and subject to permitted liens.

As of June 30, 2020 and December 31, 2019, the outstanding principal amount of the 2024 Senior Secured Notes was $925.0 million for both dates, the unaccreted debt discount was $3.5 million and $3.9 million, respectively, and the net carrying amount was $921.5 million and $921.1 million, respectively.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

We paid approximately $22.0 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which have been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $0.9 million and $1.8 million for the three and six month periods ended June 30, 2020, respectively, and $0.6 million for both prior-year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the balance of unamortized deferred financing costs related to the 2024 Senior Secured Notes was $17.9 million and $19.7 million, respectively, and was included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 11, “Interest Costs,” for additional information.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

The 2024 Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding 2024 Senior Secured Notes issued under the 2024 Indenture to be due and payable immediately. As of June 30, 2020, no event of default had occurred.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Borrowing availability under the ABL Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable (including eligible unbilled accounts receivable) and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of June 30, 2020, less than $1 million remained available for borrowing under the terms of the agreement that would allow for the company to meet the “payment conditions” criteria as described in our ABL Credit Agreement. As of June 30, 2020 and December 31, 2019, $17.0 million and zero, were outstanding under the ABL Credit Facility, respectively.  As a result of the borrowing base collateral that we have forecasted for the next twelve months, of the $17.0 million outstanding under the ABL Credit Facility as of June 30, 2020, $6.0 million was classified as current and included in accrued liabilities on our unaudited condensed consolidated balance sheet. During July 2020, we repaid $1.0 million of the outstanding amount.

The final maturity of the ABL Credit Facility is August 26, 2022, unless the aggregate outstanding principal amount of our 2022 Convertible Notes (as defined below) has not, on or prior to December 15, 2021, been repaid in full or refinanced with a new maturity date no earlier than February 26, 2023, in which case the final maturity date shall instead be December 16, 2021.

Loans outstanding under the ABL Credit Facility bear interest at a floating rate measured by reference to, at the Borrowers’ option, either (i) an adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from 1.50% to 2.00% per annum depending on a fixed charge coverage ratio, or (ii) an alternate base rate plus an applicable margin ranging from 0.50% to 1.00% per annum depending on a fixed charge coverage ratio. If LIBOR ceases to exist or otherwise becomes unsuitable for use as a benchmark, the alternate base rate will automatically apply unless we agree with the Administrative Agent on another rate that is the then prevailing market rate for syndicated loans. Unused commitments under the ABL Credit Facility are subject to a per annum fee ranging from 0.25% to 0.375% depending on the average quarterly usage of the revolving commitments.

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

The ABL Credit Agreement includes a minimum fixed charge coverage ratio test of no less than 1.00 to 1.00, which is tested only when Specified Availability is less than the greater of (A) $4.5 million and (B) 15.0% of the then effective commitments under the ABL Credit Facility, and continuing until the first day immediately succeeding the last day of the calendar month which includes the thirtieth (30th) consecutive day on which Specified Availability is in excess of such threshold so long as no default has occurred and is continuing and certain other conditions are met.  As of June 30, 2020, Specified Availability had not fallen below the amount specified and therefore the minimum fixed charge coverage ratio test was not applicable. Full availability under the ABL Credit Facility may be limited by our ability to comply with the fixed charge coverage ratio in future periods.

The ABL Credit Agreement provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and interest on all of the then outstanding obligations under the ABL Credit Facility to be due and payable immediately and the commitments under the ABL Credit Facility to be terminated.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

We paid approximately $0.9 million of origination fees and financing costs related to the issuance of the ABL Credit Facility, which have been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the ABL Credit Facility using the effective interest method. Total amortization expense was $0.1 million and $0.2 million, respectively, for the three and six month periods ended June 30, 2020. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the balance of unamortized deferred financing costs related to the ABL Credit Facility was $0.6 million and $0.8 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 11, “Interest Costs,” for additional information.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

As of June 30, 2020 and December 31, 2019, the outstanding principal on the 2022 Convertible Notes was $237.8 million on both dates, the unaccreted debt discount was $29.5 million and $35.9 million, respectively, and the net carrying amount of the liability component was $208.3 million and $201.9 million, respectively.

We incurred approximately $8.1 million of issuance costs related to the issuance of the 2022 Convertible Notes, of which $6.4 million and $1.7 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2022 Convertible Notes. The $6.4 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.4 million and $0.9 million, respectively, for the three and six month periods ended June 30, 2020, and $0.4 million and $0.8 million, respectively, for the prior-year periods. Amortization expense is included in interest expense in the consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $3.6 million and $4.5 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheets. See Note 11, “Interest Costs,” for additional information.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

None of the above events allowing for conversion prior to January 15, 2022 occurred during the three and six month periods ended June 30, 2020 or the year ended December 31, 2019. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2022 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding May 15, 2022.

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

We incurred approximately $10.4 million of issuance costs related to the issuance of the 2020 Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2020 Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet was amortized over the term of the 2020 Convertible Notes using the effective interest method. As of December 31, 2019, the balance of unamortized deferred financing costs related to the 2020 Convertible Notes was zero. Total amortization expense of the deferred financing costs was $0.1 million and $0.3 million, respectively, for the three and six month periods ended June 30, 2019 and is included in interest expense in the unaudited condensed consolidated statements of operations. See Note 11, “Interest Costs,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

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

Restricted Cash - Our restricted cash balances were $5.7 million and $7.7 million, respectively, as of June 30, 2020 and December 31, 2019 and primarily consist of letters of credit. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

11.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three and six month periods ended June 30, 2020 and 2019 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Interest costs charged to expense	$26,392	$31,226	$52,821	$57,757
Amortization of deferred financing costs	1,453	1,324	2,872	2,573
Accretion of debt discount	3,435	3,858	6,761	9,392
Amortization of debt premium	-	(258)	-	(1,018)
Interest expense	31,280	36,150	62,454	68,704
Interest costs capitalized to property and equipment	-	7	-	11
Interest costs capitalized to software	95	115	184	240
Total interest costs	$31,375	$36,272	$62,638	$68,955

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12.	Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. For leases subsequent to adoption of ASC 842, lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements for certain facilities and equipment as well as tower space and base stations. Certain tower space leases have renewal option terms that have been deemed to be reasonably certain to be exercised. These renewal options extend a lease up to 20 years. We recognize operating lease expense on a straight-line basis over the lease term. As of June 30, 2020, there were no significant leases which have not commenced.

The following is a summary of our lease expense included in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2020	June 30, 2019
Operating lease cost	$4,889	$5,194
Financing lease cost
Amortization of leased assets	94	171
Interest on lease liabilities	41	16
Total lease cost	$5,024	$5,381

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2020	June 30, 2019
Operating lease cost	$9,746	$10,112
Financing lease cost
Amortization of leased assets	185	376
Interest on lease liabilities	67	27
Total lease cost	$9,998	$10,515

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2020	June 30, 2019
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$11,225	$11,908
Operating cash flows used in financing leases	67	27
Financing cash flows used in financing leases	310	383
Non-cash items:
Operating leases obtained	7,726	1,047

Weighted average remaining lease term
Operating leases	8 years	8 years
Financing leases	2 years	1 year

Weighted average discount rate
Operating leases	9.5%	10.3%
Financing leases	11.4%	8.5%

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Annual future minimum lease payments as of June 30, 2020 (in thousands):

	Operating	Financing
Years ending December 31,	Leases	Leases
2020 (period from July 1 to December 31)	$7,694	$637
2021	20,210	935
2022	19,142	855
2023	15,175	45
2024	11,607	-
Thereafter	57,303	-
Total future minimum lease payments	131,131	2,472
Less: Amount representing interest	(41,158)	(205)
Present value of net minimum lease payments	$89,973	$2,267

Reported as of June 30, 2020
Accrued liabilities	$8,990	$858
Non-current operating lease liabilities	80,983	-
Other non-current liabilities	-	1,409
Total lease liabilities	$89,973	$2,267

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

Under the turnkey model, the assets are recorded as airborne equipment on our unaudited condensed consolidated balance sheets, as noted in Note 7, “Composition of Certain Balance Sheet Accounts.” Any upfront equipment payments are accounted for as lease incentives and recorded as deferred airborne lease incentives on our unaudited condensed consolidated balance sheets and are recognized as a reduction of the cost of service revenue on a straight-line basis over the term of the agreement with the airline. We recognized $14.8 million and $21.9 million, respectively, for the three and six month periods ended June 30, 2020 and $6.1 million and $15.0 million, respectively, for the prior-year periods as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations from the amortization of deferred airborne lease incentives. The increase during the three and six month periods ended June 30, 2020 was due to the Delta amendment.  See Note 1, “Basis of Presentation,” for additional information. As of June 30, 2020, deferred airborne lease incentives of $73.2 million and $89.3 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet and reflect changes resulting from the Delta amendment. As of December 31, 2019, deferred airborne lease incentives of $26.6 million and $135.4 million, respectively, are included in current and non-current liabilities in our unaudited condensed consolidated balance sheet.

Under the turnkey model, the revenue share paid to our airline partners represents operating lease payments.  They are deemed to be contingent rental payments, as the payments due to each airline are based on a percentage of our CA-NA and CA-ROW service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Due to the accelerated amortization resulting from the Delta amendment and a significant reduction in revenue share as a result of COVID-19, the amortization of deferred airborne lease incentive exceeded our revenue share expense, by $11.8 million and $7.2 million, respectively, for the three and six month periods ended June 30, 2020. We incurred net rental expenses of $6.8 million and $10.6 million, respectively, for the prior-year periods.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13.	Commitments and Contingencies

Contractual Commitments - We have agreements with vendors to provide us with satellite transponder and teleport services. These agreements vary in length and amount and as of June 30, 2020 commit us to purchase satellite transponder and teleport services totaling approximately $63.9 million in 2020 (July 1 through December 31), $131.4 million in 2021, $108.7 million in 2022, $91.4 million in 2023, $59.4 million in 2024 and $259.4 million thereafter. Subsequent to the issuance of the Company’s 2019 financial statements, the Company determined that the amounts of contractual commitments for satellite transponder and teleport services disclosed in the 2019 Form 10-K were overstated by $26 million in the “3-5 years” column related to 2024 and by $30 million in the “Thereafter” column related to 2029-2032. During the current year, the Company corrected these disclosed contractual commitments amounts. These disclosure adjustments did not impact the amounts recorded in the consolidated financial statements and the Company believes the disclosure adjustments are not material.

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

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Financial Officer and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

amended complaint. In October 2019 the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and in December 2019, plaintiffs filed a second amended complaint. In February 2020 we filed a motion to dismiss such second amended complaint. In July 2020, plaintiffs filed a motion requesting leave to file a proposed third amendment complaint, which was granted by the Court. We believe that the claims are without merit and intend to file a motion to dismiss the third amended complaint and to continue to defend the claims vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit.  No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the 2024 Senior Secured Notes and the 2022 Convertible Notes, and, while outstanding, the 2020 Convertible Notes, which are reflected on the consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the 2024 Senior Secured Notes, the 2022 Convertible Notes, and, while outstanding, the 2020 Convertible Notes, by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our June 30, 2020 unaudited condensed consolidated balance sheet, excluding any issuance costs, are the amount that a market participant would be willing to lend at June 30, 2020 to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the 2024 Senior Secured Notes, the 2022 Convertible Notes and, while outstanding, the 2020 Convertible Notes. The calculated fair value of each of the 2022 Convertible Notes and, while outstanding, the 2020 Convertible Notes is correlated to our stock price and as a result, significant changes to our stock price could have a significant impact on their calculated fair values.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The fair value and carrying value of long-term debt as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020			December 31, 2019
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value

2024 Senior Secured Notes	$777,000	$921,489	(2)	$982,000	$921,137	(2)
2022 Convertible Notes	168,000	208,277	(3)	297,000	201,868	(3)
2020 Convertible Notes	-	-		2,498	2,498

(1)	Fair value amounts are rounded to the nearest million, except for the 2020 Convertible Notes, as of December 31, 2019.
(2)

Carrying value of the 2024 Senior Secured Notes reflects the unaccreted debt discount of $3.5 million and $3.9 million, respectively, as of June 30, 2020 and December 31, 2019. See Note 10, “Long-Term Debt and Other Liabilities,” for further information.

(3)

Carrying value of the 2022 Convertible Notes reflects the unaccreted debt discount of $29.5 million and $35.9 million, respectively, as of June 30, 2020 and December 31, 2019. See Note 10, “Long-Term Debt and Other Liabilities,” for further information.

We have held-to-maturity financial instruments where carrying value approximates fair value. There were no fair value adjustments to these financial instruments during the three and six month periods ended June 30, 2020 and 2019.
15.	Income Tax

The effective income tax rates for the three and six month periods ended June 30, 2020 and 2019 were (0.1)% and (0.2)%, respectively, as compared with (0.4)% and (0.5)%, respectively, for the prior-year periods. For the three and six month periods ended June 30, 2020 and 2019, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets.

We are subject to income taxation in the United States, various states within the United States, Canada, Switzerland, Japan, Mexico, Brazil, Singapore, the United Kingdom, Hong Kong, Australia, China, India, France, Germany and the Netherlands. With few exceptions, as of June 30, 2020, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2016.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and six month periods ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, we did not have a liability recorded for interest or potential penalties.

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

The accounting policies of the operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in our 2019 10-K. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. For the three and six month periods ended June 30, 2020 and 2019, our foreign revenue accounted for less than 15% of our consolidated revenue. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. Additionally, assets outside of the United States totaled less than 15% of our unaudited condensed consolidated assets as of June 30, 2020 and December 31, 2019, respectively. For our airborne assets, we consider only those assets installed in aircraft associated with international commercial airline partners to be owned outside of the United States.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Management evaluates performance and allocates resources to each segment based on reportable segment profit (loss), which is calculated internally as net income (loss) attributable to common stock before unallocated corporate costs, interest expense, interest income, income taxes, depreciation and amortization, and certain non-cash items (including stock-based compensation expense, amortization of deferred airborne lease incentives, amortization of STC costs, impairment of long-lived assets, impairment of cost-basis investment, loss on extinguishment of debt and proceeds from litigation settlement) and other income (expense). Reportable segment profit (loss) is a measure of performance reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and evaluating segment performance. In addition, reportable segment profit (loss) is included herein in conformity with ASC 280-10, Segment Reporting. Management believes that reportable segment profit (loss) provides useful information for analyzing and evaluating the underlying operating results of each segment. However, reportable segment profit (loss) should not be considered in isolation or as a substitute for net income (loss) attributable to common stock or other measures of financial performance prepared in accordance with GAAP. Additionally, our computation of reportable segment profit (loss) may not be comparable to other similarly titled measures computed by other companies.

As noted in our 2019 10-K, during the fourth quarter of 2019, we revised the presentation of our reportable segments’ operating results in order to exclude the impact of certain corporate costs from the calculation of total reportable segment profit (loss). As such, all amounts for the three and six month periods ended June 30, 2019 have been recast to conform to the current year’s presentation. Beginning in 2020, we adopted a new allocation methodology for the ATG network costs utilizing aircraft online, pricing and usage for each of CA-NA and BA. Under this new methodology, BA will continue to be allocated the majority of the ATG network costs.

Information regarding our reportable segments is as follows (in thousands):

	For the Three Months Ended
	June 30, 2020
	CA-NA	CA-ROW	BA	Total

Service revenue	$25,536	$4,710	$44,033	$74,279
Equipment revenue	4,495	7,267	10,599	22,361
Total revenue	$30,031	$11,977	$54,632	$96,640
Reportable segment profit (loss)	$(10,572)	$(26,670)	$27,206	$(10,036)

	For the Three Months Ended
	June 30, 2019
	CA-NA	CA-ROW	BA	Total

Service revenue	$96,402	$22,573	$54,756	$173,731
Equipment revenue	9,325	14,144	16,485	39,954
Total revenue	$105,727	$36,717	$71,241	$213,685
Reportable segment profit (loss)	$34,123	$(16,402)	$31,395	$49,116

	For the Six Months Ended
	June 30, 2020
	CA-NA	CA-ROW	BA	Total

Service revenue	$99,364	$23,938	$101,759	$225,061
Equipment revenue	10,803	21,451	23,800	56,054
Total revenue	$110,167	$45,389	$125,559	$281,115
Reportable segment profit (loss)	$5,311	$(44,041)	$63,060	$24,330

	For the Six Months Ended
	June 30, 2019
	CA-NA	CA-ROW	BA	Total

Service revenue	$188,429	$42,345	$107,969	$338,743
Equipment revenue	13,367	27,303	33,821	74,491
Total revenue	$201,796	$69,648	$141,790	$413,234
Reportable segment profit (loss)	$64,785	$(34,595)	$65,150	$95,340

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

A reconciliation of total reportable segment profit (loss) to the relevant consolidated amounts is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

CA-NA segment profit (loss)	$(10,572)	$34,123	$5,311	$64,785
CA-ROW segment loss	(26,670)	(16,402)	(44,041)	(34,595)
BA segment profit	27,206	31,395	63,060	65,150
Total reportable segment profit (loss)	(10,036)	49,116	24,330	95,340
Unallocated corporate costs (1)	(5,589)	(10,920)	(14,225)	(19,253)
Interest income	81	1,230	687	2,379
Interest expense	(31,280)	(36,150)	(62,454)	(68,704)
Depreciation and amortization	(48,690)	(29,967)	(81,360)	(60,716)
Amortization of deferred airborne lease incentives	14,841	6,077	21,912	15,030
Amortization of STC costs	(805)	(322)	(1,612)	(642)
Stock-based compensation expense	(3,164)	(4,318)	(7,159)	(8,645)
Impairment of long-lived assets	(987)	-	(47,376)	-
Impairment of cost-basis investment	-	-	(3,000)	-
Loss on extinguishment of debt	-	(57,962)	-	(57,962)
Proceeds from litigation settlement	-	-	-	3,215
Other expense	(233)	(443)	(226)	(293)
Loss before income taxes	$(85,862)	$(83,659)	$(170,483)	$(100,251)

(1)

Represents costs that are not directly attributable to the reportable segments, comprised primarily of the costs of corporate functions, including executive, legal, finance and human resources, but excluding stock-based compensation expense for those functions of $0.6 million and $2.3 million, respectively, for the three and six month periods ending June 30, 2020 and $1.5 million and $3.0 million, respectively, for the prior-year periods.

Major Customers and Airline Partnerships — Revenue earned from Delta and its passengers accounted for approximately 16% and 24% of consolidated revenue, respectively, for the three and six month periods ended June 30, 2020 and approximately 28% for both prior-year periods. Delta accounted for approximately 24% and 11% of consolidated accounts receivable, respectively, as of June 30, 2020 and December 31, 2019.

17.	Employee Retirement and Postretirement Benefits

Stock-Based Compensation — As of June 30, 2020, we maintained three stock-based incentive compensation plans (“Stock Plans”), as well as an Employee Stock Purchase Plan (“ESPP”). See Note 12, “Stock-Based Compensation,” in our 2019 10-K for further information regarding these plans. Most of our equity grants are awarded on an annual basis.

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

For the six month period ended June 30, 2020, options to purchase 1,209,686 shares of common stock were granted, no options to purchase shares of common stock were exercised, options to purchase 50,383 shares of common stock were forfeited and options to purchase 2,854,006 shares of common stock expired. In addition, pursuant to an option exchange program that closed on June 12, 2020, we accepted for exchange, in the aggregate, eligible options (which excluded options granted for service by non-executive members of our board of directors) to purchase 6,664,773 shares of common stock. The surrendered eligible options were cancelled, and we granted replacement options to purchase an aggregate of 2,896,383 shares of our common stock in exchange for the tendered eligible options, subject to the terms and conditions of the exchange program.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

The stock-based compensation expense resulting from the option exchange program was less than $1.0 million, and the amount will be recorded on a straight-line basis through December 31, 2022.

For the six month period ended June 30, 2020, 3,013,949 RSUs were granted, 901,487 RSUs vested (of which 192,267 were RSUs that vested in connection with the performance modification) and 311,569 RSUs were forfeited.

For the six month period ended June 30, 2020, 25,977 restricted shares vested and no shares were cancelled. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

For the six month period ended June 30, 2020, 175,449 Deferred Stock Units were granted and 26,508 vested.

For the six month period ended June 30, 2020, 227,438 shares of common stock were issued under the ESPP.

In July 2020, due to the impact of COVID-19 and in order to conserve cash, our compensation committee determined that the annual bonus earned in 2020 would be paid in shares of Gogo common stock. Depending on our cash position at the time of bonus payout, the compensation committee may elect instead to have some or all of the bonus paid in cash.

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Cost of service revenue	$390	$374	$867	$802
Cost of equipment revenue	62	80	135	151
Engineering, design and development	588	780	1,341	1,554
Sales and marketing	589	967	1,341	1,937
General and administrative	1,535	2,117	3,475	4,201
Total stock-based compensation expense	$3,164	$4,318	$7,159	$8,645

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.9 million and $2.1 million, respectively, during the three and six month periods ended June 30, 2020 and $1.4 million and $2.6 million, respectively, for the prior-year periods.
18.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $10.9 million and $26.6 million, respectively, during the three and six month periods ended June 30, 2020 and $17.6 million and $31.7 million, respectively, for the prior-year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

•

the loss of, or failure to realize the anticipated benefits from, agreements with our airline partners or customers on a timely basis or any failure to renew any existing agreements upon expiration or termination including the results of our ongoing discussions with Delta Air Lines, Inc. (“Delta”) with respect to its transition to free service, the amendment to our agreement with Delta to provide 2Ku service on certain Delta aircraft to change the contract expiration date from February 2027 with respect to all aircraft to a staggered, fleet by fleet expiration schedule under which expiration dates will occur between November 2020 and July 2022 (the “Delta amendment”) and Delta’s stated intent to pursue supplier diversification for its domestic mainline fleet;

•	the failure to maintain airline and passenger satisfaction with our equipment or our service;
•

any inability to timely and efficiently deploy and operate our 2Ku service or implement our technology roadmap, including developing and deploying upgrades and installations of our ATG-4, 2Ku and 2Ka technologies, Gogo 5G, any technology to which our ATG or satellite networks evolve and other new technologies, for any reason, including technological issues, manufacturing defects and related remediation efforts, changes in regulations or regulatory delays affecting us, or our suppliers, some of whom are single source, or the failure by our airline partners or customers to roll out equipment upgrades or new services or adopt new technologies in order to support increased demand and network capacity constraints, including as a result of airline partners shifting to a free-to-passenger business model;

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

•	our ability to protect our intellectual property;
•	breaches of the security of our information technology network, resulting in unauthorized access to our customers’ credit card information or other personal information;
•	our substantial indebtedness;
•	limitations and restrictions in the agreements governing our current and future indebtedness and our ability to service our indebtedness;
•	our ability to obtain additional financing for operations, or financing intended to refinance our existing indebtedness, on acceptable terms or at all, including any grants pursuant to the CARES Act;
•	fluctuations in our operating results;
•	our ability to attract and retain customers and to capitalize on revenue from our platform;
•	the demand for and market acceptance of our products and services;
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
•

other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020 (the “2019 10-K”), in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 11, 2020 (the “2020 1Q 10-Q”), and in Item 1A of this report.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2019 10-K, in Item 1A of the 2020 1Q 10-Q and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

In our two commercial airline (“CA”) segments, CA-NA and CA-ROW, passenger traffic on commercial airlines started to decline significantly in late March 2020 and while it has increased somewhat from mid-April lows, it has continued to be significantly below pre-COVID levels through July 2020. Our business aviation segment, BA, also saw a sharp decrease in flight activity, as well as an increase in requests for account suspensions and decreases in new plan activations. In BA, we are seeing positive signs that the business is recovering from mid-April lows, including increased flights, activations and sales in the months of June and July 2020. The duration and severity of the reduction in travel demand due to the COVID-19 pandemic in all three segments is uncertain. In CA, we expect these trends to continue until the global pandemic has moderated and demand for air travel returns. In BA, there can be no assurance that the recovery observed to date will continue.

In response to the significant decline in revenue caused by the pandemic, we have implemented the following liquidity-preservation initiatives:

•

Personnel actions – We implemented several cost-cutting measures related to personnel, including a hiring freeze, a suspension of 2020 merit salary increases and a modification of the 2020 bonus program allowing awards to be paid in stock or a combination of stock and cash at our option. Additionally, the Chief Executive Officer’s 2019 bonus payout was deferred and in July 2020 the Chief Executive Officer accepted common stock in lieu of cash for the after-tax portion of his 2019 bonus.

We also furloughed approximately 54% of our workforce beginning May 4, 2020. Additionally, on July 30, 2020, we announced a reduction in force of approximately 14% of our workforce, effective August 14, 2020. Furloughed employees not affected by the reduction in force will return to full time work on August 31, 2020. Effective on May 4, 2020, we reduced compensation for salaried employees who were not furloughed. Salary reductions, which will be effective at least through the end of 2020, begin at 30% for the Chief Executive Officer, then 20% for the executive leadership team and reducing downward by staff level from there. In addition, the compensation for the members of our Board of Directors has been reduced by 30% for the last three quarters of 2020.

•	Expense management – We have identified and are implementing or continuing to pursue action plans / levers in areas not involving personnel to further reduce costs, including the following:

o	Renegotiating terms with suppliers, including agreements executed with satellite capacity providers to reduce and defer payments;
o	Deferring purchases of capital equipment;
o	Delaying aircraft equipment installations;
o	Reducing marketing, travel and other non-essential spend; and
o	Renegotiating terms with airline partners.

•

Financing – In March 2020, we drew $22 million under the ABL Credit Facility and in the second quarter we repaid $5 million of such amount. As of June 30, 2020, $17 million was outstanding and less than $1 million remained available for borrowing under the terms of the agreement that would allow for the company to meet the “payment conditions” criteria as described in our ABL Credit Agreement. See Note 10, “Long-Term Debt and Other Liabilities,” for additional information.

•

Government Assistance – We applied for an $81 million grant and a $150 million loan under the recently enacted Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Based on criteria recently released by the U.S. Treasury Department, we do not believe that we will qualify for a loan, although we have not received a formal determination. If we receive grant assistance, we will be subject to certain restrictions and will likely be required to modify the personnel actions discussed above to comply with the terms of the government assistance.

We expect COVID-19 to continue to have a significant negative impact on our revenue and we are unable to predict how long that impact will continue. The extent of the impact of COVID-19 on our CA and BA businesses and our financial and operational performance will depend on future developments, including the duration, spread and severity of the outbreak, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are highly uncertain and cannot be predicted. We are unable to predict how long the pandemic and its negative impact will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel, our business partners and our business. Not only is the duration of the pandemic and future combative measures unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future material changes in the situation and whether the Company’s actions in response will be sufficient or successful. However, based on our current plans, including the measures taken in our response to COVID-19, we believe that our cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet our operating obligations, including our capital expenditure requirements, for at least the next twelve months.

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

•

costs associated with the implementation of, and our ability to implement on a timely basis our technology roadmap, upgrades and installation of our ATG-4, 2Ku and 2Ka technologies, Gogo 5G, any technology to which our ATG or satellite networks evolve and other new technologies (including technological issues, manufacturing defects and related remediation efforts and failures or delays on the part of antenna and other equipment developers and providers, some of which are single source, or delays in obtaining STCs including as a result of any government shutdown), the potential licensing of additional spectrum, and the improvements to our network and operations as technology changes and we experience increased demand and network capacity constraints, including as a result of airline partners deciding to provide free service to passengers;

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
•

the results of our ongoing discussions with Delta with respect to its transition to free service and its stated intent to pursue supplier diversification for its domestic mainline fleet, and our ability to offset the impact of the Delta amendment and any deinstalled aircraft through increased demand and revenue;

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

Commercial Aviation North America
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Aircraft online (at period end)	2,455	2,443	2,455	2,443
Satellite	924	777	924	777
ATG	1,531	1,666	1,531	1,666
Total aircraft equivalents (average during the period)	2,562	2,480	2,558	2,500
Net annualized average monthly service revenue per aircraft equivalent (annualized ARPA) (in thousands)	$37	$136	$68	$131

Commercial Aviation Rest of World
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Aircraft online (at period end)	842	691	842	691
Total aircraft equivalents (average during the period)	734	619	735	585
Net annualized ARPA (in thousands)	$25	$135	$61	$135

•

Aircraft online. We define aircraft online as the total number of commercial aircraft on which our equipment is installed and service has been made commercially available as of the last day of each period presented. We assign aircraft to CA-NA or CA-ROW at the time of contract signing as follows: (i) all aircraft operated by North American airlines and under contract for ATG or ATG-4 service are assigned to CA-NA, (ii) all aircraft operated by North American airlines and under a contract for satellite service are assigned to CA-NA or CA-ROW based on whether the routes flown by such aircraft under the contract are anticipated to be predominantly within or outside of North America at the time the contract is signed, and (iii) all aircraft operated by non-North American airlines and under a contract are assigned to CA-ROW. All aircraft online for the CA-ROW segment are equipped with our satellite equipment. We are aware that, beginning March 2020 and continuing through the date of this filing, our airline partners have parked a significant number of aircraft due to the impact of COVID-19 on the aviation industry. We do not know the specific number of such parked aircraft. The CA-NA and CA-ROW aircraft online disclosed above as of June 30, 2020 still include such aircraft, which is consistent with our historical practice of not removing temporarily parked aircraft from the online count as those have historically been immaterial and temporary. Should the duration of the aircraft being parked extend deeper into 2020, we may revisit this methodology for counting aircraft online.

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

Business Aviation
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Aircraft online (at period end)
Satellite	4,704	5,099	4,704	5,099
ATG	5,399	5,462	5,399	5,462
Average monthly service revenue per aircraft online
Satellite	$185	$249	$205	$243
ATG	2,570	3,091	2,867	3,081
Units Sold
Satellite	67	78	123	208
ATG	100	186	225	373
Average equipment revenue per unit sold (in thousands)
Satellite	$53	$49	$56	$43
ATG	69	66	73	63

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.
•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.
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

See Note 4, “Revenue Recognition,” to our unaudited condensed consolidated financial statements for additional information.

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

In light of the COVID-19 pandemic and its impact on air travel, including decreased flights, decreased gross passenger opportunity and our airline partners’ temporary parking of a significant number of their aircraft, we conducted a review as of March 31, 2020 and determined that the carrying value for the asset groups related to three of our airline agreements for the CA business exceeded their estimated undiscounted cash flows, which triggered the need to estimate the fair value of these assets.  For the airborne assets and right-of-use assets associated with the three airline agreements (the “impaired assets”), we recorded an impairment charge of $46.4 million for the three month period ended March 31, 2020.  We conducted another review as of June 30, 2020 due to the continuation of the COVID-19 pandemic and the signing of the Delta amendment, and determined that $1.0 million of deferred STC costs were impaired due to the bankruptcy of three other airline partners. As such, we recorded a $1.0 million charge for impairment of long-lived assets.

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

Our impairment calculations contain uncertainties, including the impact of COVID-19, because they require management to make assumptions and to apply judgment to estimate future projected cash flows and estimated growth rates and discount rates, as well as new market participant assumptions. Estimates of future projected cash flows used in connection with the discounted cash flow analysis were consistent with the plans and estimates that we used to manage the business, including the impact of COVID-19, although there was inherent uncertainty in these estimates. The discount rate used in the calculation was based on our weighted average cost of capital. Our assessment as of June 30, 2020 indicated no impairment.

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

As such, we recorded a noncash cumulative effect adjustment to retained earnings of $3.7 million as a result of the adoption of ASC 326 for estimated credit losses. During the three and six month periods ended June 30, 2020 we recorded $5.1 million and $11.9 million, respectively, of additional estimated credit losses, which was primarily driven by the impact of COVID-19 on one international airline partner in particular.

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

Unaudited Condensed Consolidated Statement of Operations Data
(in thousands)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Revenue:
Service revenue	$74,279	$173,731	$225,061	$338,743
Equipment revenue	22,361	39,954	56,054	74,491
Total revenue	96,640	213,685	281,115	413,234
Operating expenses:
Cost of service revenue (exclusive of items shown below)	42,223	71,494	112,978	139,615
Cost of equipment revenue (exclusive of items shown below)	15,376	35,571	41,416	65,302
Engineering, design and development	15,409	26,912	38,272	51,640
Sales and marketing	5,880	12,994	15,532	25,312
General and administrative	22,505	27,081	49,671	49,535
Impairment of long-lived assets	987	-	47,376	-
Depreciation and amortization	48,690	29,967	81,360	60,716
Total operating expenses	151,070	204,019	386,605	392,120
Operating income (loss)	(54,430)	9,666	(105,490)	21,114
Other (income) expense:
Interest income	(81)	(1,230)	(687)	(2,379)
Interest expense	31,280	36,150	62,454	68,704
Loss on extinguishment of debt	-	57,962	-	57,962
Other (income) expense	233	443	3,226	(2,922)
Total other expense	31,432	93,325	64,993	121,365
Loss before income taxes	(85,862)	(83,659)	(170,483)	(100,251)
Income tax provision	117	304	274	511
Net loss	$(85,979)	$(83,963)	$(170,757)	$(100,762)

Three and Six Months Ended June 30, 2020 and 2019

Revenue:

Revenue by segment and percent change for the three and six month periods ended June 30, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2020 over
	2020	2019	2019
Service Revenue:
CA-NA	$25,536	$96,402	(73.5)%
BA	44,033	54,756	(19.6)%
CA-ROW	4,710	22,573	(79.1)%
Total Service Revenue	$74,279	$173,731	(57.2)%
Equipment Revenue:
CA-NA	$4,495	$9,325	(51.8)%
BA	10,599	16,485	(35.7)%
CA-ROW	7,267	14,144	(48.6)%
Total Equipment Revenue	$22,361	$39,954	(44.0)%
Total Revenue:
CA-NA	$30,031	$105,727	(71.6)%
BA	54,632	71,241	(23.3)%
CA-ROW	11,977	36,717	(67.4)%
Total Revenue	$96,640	$213,685	(54.8)%

	For the Six Months		% Change
	Ended June 30,		2020 over
	2020	2019	2019
Service Revenue:
CA-NA	$99,364	$188,429	(47.3)%
BA	101,759	107,969	(5.8)%
CA-ROW	23,938	42,345	(43.5)%
Total Service Revenue	$225,061	$338,743	(33.6)%
Equipment Revenue:
CA-NA	$10,803	$13,367	(19.2)%
BA	23,800	33,821	(29.6)%
CA-ROW	21,451	27,303	(21.4)%
Total Equipment Revenue	$56,054	$74,491	(24.8)%
Total Revenue:
CA-NA	$110,167	$201,796	(45.4)%
BA	125,559	141,790	(11.4)%
CA-ROW	45,389	69,648	(34.8)%
Total Revenue	$281,115	$413,234	(32.0)%

Commercial Aviation North America:

CA-NA revenue decreased to $30.0 million and $110.2 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $105.7 million and $201.8 million, respectively, for the prior-year periods, due to decreases in both service and equipment revenue.

A summary of the components of CA-NA’s service revenue for the three and six month periods ended June 30, 2020 and 2019 is as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2020 over
	2020	2019	2019
Connectivity revenue (1)	$21,849	$90,233	(75.8)%
Entertainment and CAS revenue	3,687	6,169	(40.2)%
Total service revenue	$25,536	$96,402	(73.5)%

	For the Six Months		% Change
	Ended June 30,		2020 over
	2020	2019	2019
Connectivity revenue (1)	$90,718	$170,051	(46.7)%
Entertainment and CAS revenue	8,646	18,378	(53.0)%
Total service revenue	$99,364	$188,429	(47.3)%

(1)

Includes non-session related revenue of $1.1 million and $3.3 million, respectively, for the three and six month periods ended June 30, 2020, and $5.3 million and $6.7 million, respectively, for the prior-year periods.

CA-NA service revenue decreased to $25.5 million and $99.4 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $96.4 million and $188.4 million, respectively, for the prior-year periods, due to decreases in both Connectivity revenue and Entertainment and CAS revenue.

Connectivity revenue decreased to $21.8 million and $90.7 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $90.2 million and $170.1 million, respectively, for the prior-year periods primarily due the impact of COVID-19, which includes decreases in flights and gross passenger opportunity (“GPO”), and, to a lesser extent, the full impact of American Airlines switching to the airline-directed model.

CA-NA Entertainment and CAS revenue decreased to $3.7 million and $8.6 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $6.2 million and $18.4 million, respectively, for the prior-year periods primarily due to the impact of COVID-19.  The decrease for the six months ended June 30, 2020 also reflects product development-related revenue for one of our airline partners in the first quarter of 2019, while the current year period included no such activity.

Net annualized ARPA decreased to $37 thousand and $68 thousand, respectively, for the three and six month periods ended June 30, 2020, as compared with $136 thousand and $131 thousand, respectively, for the prior-year periods primarily due to the impact of COVID-19, which includes decreases in flights and GPO, as well as the full impact of American Airlines’ switch to the airline-directed model, and product development-related revenue in the first quarter of 2019. Equipment revenue decreased to $4.5 million and $10.8 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $9.3 million and $13.4 million, respectively, for the prior-year periods, primarily due to fewer installations under the airline-directed model.

The length and severity of the reduction in travel demand resulting from the COVID-19 pandemic are uncertain. We expect these trends in revenue to continue until the global pandemic has moderated and demand for air travel returns. We anticipate that service revenue for CA-NA will be significantly lower during the three month period ending September 30, 2020 as compared with the three month period ended September 30, 2019 as a result of the impact of COVID-19, which includes decreases in flights and GPO.

As the recognition of CA-NA equipment revenue is a function of equipment installation schedules, equipment revenue in future periods will be driven by our ability to execute our existing airline partner contracts and enter into new contracts.

Business Aviation:

BA revenue decreased to $54.6 million and $125.6 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $71.2 million and $141.8 million, respectively, for the prior-year periods, due to decreases in service revenue and equipment revenue.

BA service revenue decreased to $44.0 million and $101.8 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $54.8 million and $108.0 million, respectively, for the prior-year periods primarily due to the impact of COVID-19. The decrease resulted primarily from ATG deactivations and suspensions related to COVID-19. ATG aircraft online decreased 1% to 5,399 as of June 30, 2020, as compared with 5,462 as of June 30, 2019.

BA equipment revenue decreased to $10.6 million and $23.8 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $16.5 million and $33.8 million, respectively, for the prior-year periods primarily due to decreases in the number of ATG and satellite units sold as a result of COVID-19.

COVID-19 continues to impact our BA segment, resulting in a decrease in flights, suspension of subscriptions and fewer activations. We do not currently anticipate nearly as significant of an impact on our BA segment as our CA-NA or CA-ROW segments but do expect service and equipment revenues to decline during the three month period ending September 30, 2020, as compared with the three month period ended September 30, 2019.

Commercial Aviation Rest of World:

CA-ROW revenue decreased to $12.0 million and $45.4 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $36.7 million and $69.6 million, respectively, for the prior-year periods, due to decreases in both service and equipment revenue.

CA-ROW equipment revenue decreased to $7.3 million and $21.5 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $14.1 million and $27.3 million, respectively, for the prior-year periods primarily due to fewer installations under the airline-directed model.

CA-ROW service revenue decreased to $4.7 million and $23.9 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $22.6 million and $42.3 million, respectively, for the prior-year periods, primarily due to the impact of COVID-19, which includes decreases in flights and GPO. Net annualized ARPA for the CA-ROW segment decreased to $25 thousand and $61 thousand, respectively, for the three and six month periods ended June 30, 2020, as compared with $135 thousand for both prior-year periods due to the impact of COVID-19, which includes a decrease in flights and GPO.

The length and severity of the reduction in travel demand due to the COVID-19 pandemic are uncertain. We expect these trends in revenue to continue until the global pandemic has moderated and demand for air travel returns. We anticipate that service revenue for CA-ROW will be significantly lower during the three month period ending September 30, 2020 as compared with the three month period ended September 30, 2019 as a result of the impact of COVID-19, which includes decreases in flights and GPO.

Additionally, our airline partners have significantly delayed the installation of our equipment as a result of COVID-19, and, as a result, we anticipate significant declines in our equipment revenue during the three month period ending September 30, 2020 as compared with the three month period ended September 30, 2019.

Cost of Service Revenue:

Cost of service revenue by segment and percent change for the three and six month periods ended June 30, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2020 over
	2020	2019	2019
CA-NA	$15,308	$38,645	(60.4)%
BA	10,167	13,101	(22.4)%
CA-ROW	16,748	19,748	(15.2)%
Total	$42,223	$71,494	(40.9)%

	For the Six Months		% Change
	Ended June 30,		2020 over
	2020	2019	2019
CA-NA	$55,373	$75,070	(26.2)%
BA	21,174	26,153	(19.0)%
CA-ROW	36,431	38,392	(5.1)%
Total	$112,978	$139,615	(19.1)%

CA-NA cost of service revenue decreased to $15.3 million and $55.4 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $38.6 million and $75.1 million, respectively, for the prior-year periods, due to decreased revenue share resulting from lower CA-NA service revenue, increased amortization of deferred airborne lease incentives and decreased operational costs as a result of cost controls implemented by management, partially offset by increases in satellite service fees and allocated ATG network costs.

BA cost of service revenue decreased to $10.2 million and $21.2 million, respectively, for the three and six month period ended June 30, 2020, as compared with $13.1 million and $26.2 million, respectively, for the prior-year periods, primarily due to a decrease in allocated ATG network costs.

CA-ROW cost of service revenue decreased to $16.7 million and $36.4 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $19.7 million and $38.4 million, respectively, for the prior-year periods primarily due to decreased revenue share, increased amortization of deferred airborne lease incentives and decreased operational costs as a result of cost controls implemented by management, partially offset by an increase in satellite service fees.

A significant portion of CA-NA and CA-ROW costs of service revenue are satellite service fees which are relatively fixed in nature. We are continuing discussions with certain of our satellite service providers to reduce our satellite service charges as a result of the lower utilization from decreased flights and GPO resulting from COVID-19.

We expect cost of service revenue for BA to increase over time, primarily due to increasing ATG network costs associated with Gogo 5G.

As noted in Note 2, “Impact of COVID-19 Pandemic,” we implemented various expense management and personnel actions to manage our costs. We continue to work with our vendors and evaluate projects. The personnel actions, which include furloughs and salary reductions, began May 4, 2020 and a reduction in force is to take effect August 14, 2020.

Cost of Equipment Revenue:

Cost of equipment revenue by segment and percent change for the three and six month periods ended June 30, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2020 over
	2020	2019	2019
CA-NA	$2,147	$5,865	(63.4)%
BA	6,982	11,809	(40.9)%
CA-ROW	6,247	17,897	(65.1)%
Total	$15,376	$35,571	(56.8)%

	For the Six Months		% Change
	Ended June 30,		2020 over
	2020	2019	2019
CA-NA	$7,829	$7,456	5.0%
BA	15,493	23,207	(33.2)%
CA-ROW	18,094	34,639	(47.8)%
Total	$41,416	$65,302	(36.6)%

Cost of equipment revenue decreased to $15.4 million and $41.4 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $35.6 million and $65.3 million, respectively, for the prior-year periods.

The decrease in CA-NA for the three month period ended June 30, 2020 and the decreases in CA-ROW for the three and six month periods ended June 30, 2020, as compared with the prior-year periods were due to fewer installations under the airline-directed model during 2020 as compared with the respective prior-year periods. The increase in CA-NA for the six month period ended June 30, 2020 was due to more installations under the airline-directed model as compared with the prior-year period.

BA cost of equipment decreased for the three and six month periods ended June 30, 2020 as compared with the prior-year period, due to a decrease in equipment revenue and changes in product mix.

We expect that CA-ROW cost of equipment revenue will decrease significantly during the three month period ending September 30, 2020 as compared with the three month period ended September 30, 2019 due to the delays in airline equipment installations, as noted above. CA-NA cost of equipment revenue will vary with installations under the airline-direct model and BA cost of equipment revenue will vary with changes in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development (“EDD”) expenses decreased to $15.4 million and $38.3 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $26.9 million and $51.6 million, respectively, for the prior-year periods primarily due to decreased personnel costs as a result of cost controls implemented by management and STC and project-related spend in CA-NA and CA-ROW, offset in part by increased Gogo 5G network development costs at BA.

As noted in Note 2, “Impact of COVID-19 Pandemic,” we implemented various expense management and personnel actions to manage our costs.  We continue to work with our vendors and evaluate projects.  The personnel actions, which include furloughs and salary reductions, began May 4, 2020 and a reduction in force is to take effect August 14, 2020.

Sales and Marketing Expenses:

Sales and marketing expenses decreased to $5.9 million and $15.5 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $13.0 million and $25.3 million, respectively, for the prior-year periods primarily due to decreased personnel and advertising expenses in all three segments as a result of cost controls implemented by management.

As noted in Note 2, “Impact of COVID-19 Pandemic,” we implemented various expense management and personnel actions to manage our costs.  We continue to work with our vendors and evaluate projects.  The personnel actions, which include furloughs and salary reductions, began May 4, 2020 and a reduction in force is to take effect August 14, 2020.

General and Administrative Expenses:

General and administrative expenses decreased to $22.5 million for the three month period ended June 30, 2020, as compared with $27.1 million, for the prior-year period, while general and administrative expenses increased to $49.7 million for the six month period ended June 30, 2020, as compared with $49.5 million for the prior-year period. The decreases are primarily due to cost controls implemented by management, partially offset by increases in allowances for credit reserves. The three and six month periods ended June 30, 2020 included allowances for credit losses of approximately $5.1 million and $11.9 million, respectively, which was primarily driven by the impact of COVID-19 on one international airline partner in particular.

We are continuously monitoring our assumptions used to determine our expected credit losses, including the impact of the COVID-19 pandemic, which could cause us to record additional material credit losses in future periods.  As noted in Note 2, “Impact of COVID-19 Pandemic,” we implemented various expense management and personnel actions to manage our costs. We continue to work with our vendors and evaluate projects.  The personnel actions, which include furloughs and salary reductions, began May 4, 2020 and a reduction in force is to take effect August 14, 2020.

Segment Profit (Loss):

CA-NA’s segment profit decreased to a loss of $10.6 million and profit of $5.3 million, respectively, for the three and six month periods ended June 30, 2020, as compared with profit of $34.1 million and $64.8 million, respectively, for the prior-year periods, primarily due to the changes discussed above.

BA’s segment profit decreased to $27.2 million and $63.1 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $31.4 million and $65.2 million, respectively, for the prior-year periods, primarily due to the changes discussed above.

CA-ROW’s segment loss increased to $26.7 million and $44.0 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $16.4 million and $34.6 million, respectively, for the prior-year periods, primarily due to the changes discussed above.

Unallocated corporate costs decreased to $6.2 million and $16.5 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $12.5 million and $22.3 million, respectively, for the prior-year periods. Unallocated corporate costs are primarily included within general and administrative expenses.

Impairment of Long-Lived Assets:

We recorded impairment charges of $1.0 million and $47.4 million for the three and six month periods ended June 30, 2020, respectively, for the impaired assets related to six of our airline agreements for the CA business, while we had no such charges in the prior year.  See Note 7, “Composition of Certain Balance Sheet Accounts” to our unaudited condensed consolidated financial statements for additional information.

Depreciation and Amortization:

Depreciation and amortization expense increased to $48.7 million and $81.4 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $30.0 million and $60.7 million, respectively, for the prior-year periods, due primarily to the Delta amendment.  See Note 1, “Basis of Presentation,” to our unaudited condensed consolidated financial statements for additional information.

We expect that our depreciation and amortization expense will vary in the future depending upon the number of installations under the turnkey model.

Other (Income) Expense:

Other (income) expense and percent change for the three and six month periods ended June 30, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2020 over
	2020	2019	2019
Interest income	$(81)	$(1,230)	(93.4)%
Interest expense	31,280	36,150	(13.5)%
Loss on extinguishment of debt	-	57,962	n/a
Other expense	233	443	(47.4)%
Total	$31,432	$93,325	(66.3)%

	For the Six Months		% Change
	Ended June 30,		2020 over
	2020	2019	2019
Interest income	$(687)	$(2,379)	(71.1)%
Interest expense	62,454	68,704	(9.1)%
Loss on extinguishment of debt	-	57,962	n/a
Other expense	3,226	(2,922)	n/a
Total	$64,993	$121,365	(46.4)%

Total other expense decreased to $31.4 million and $65.0 million, respectively, for the three and six month periods ended June 30, 2020, as compared with $93.3 million and $121.4 million, respectively, for the prior-year periods, due primarily to the loss on extinguishment of debt included in the three and six month periods ended June 30, 2019, while no such activity occurred in the current year.  The six month period ended June 30, 2020 included a $3.0 million impairment of a cost-based investment in the current year while the prior year had no such activity.  The six month period ended June 30, 2019 included $3.2 million in proceeds from a litigation settlement, while the current year had no such activity.

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

Income Taxes:

The effective income tax rates for the three and six month periods ended June 30, 2020 were (0.1)% and (0.2)%, respectively, as compared with (0.4)% and (0.5)%, respectively, for the prior-year periods. For the three and six month periods ended June 30, 2020 and 2019, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) amortization of deferred airborne lease incentives, (iii) amortization of STC costs, (iv) impairment of long-lived assets, (v) impairment of cost-basis investment, (vi) loss on extinguishment of debt and (vii) proceeds from litigation settlement. Our management believes that the use of Adjusted EBITDA eliminates items that, management believes, have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude the loss on extinguishment of debt from Adjusted EBITDA because of the non-recurring nature of this activity.

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

Gogo Inc. and Subsidiaries
Reconciliation of GAAP to Non-GAAP Measures
(in thousands, except per share amounts)
(unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(85,979)	$(83,963)	$(170,757)	$(100,762)
Interest expense	31,280	36,150	62,454	68,704
Interest income	(81)	(1,230)	(687)	(2,379)
Income tax provision	117	304	274	511
Depreciation and amortization	48,690	29,967	81,360	60,716
EBITDA	(5,973)	(18,772)	(27,356)	26,790
Stock-based compensation expense	3,164	4,318	7,159	8,645
Amortization of deferred airborne lease incentives	(14,841)	(6,077)	(21,912)	(15,030)
Amortization of STC costs	805	322	1,612	642
Impairment of long-lived assets	987	-	47,376	-
Impairment of cost-basis investment	-	-	3,000	-
Loss on extinguishment of debt	-	57,962	-	57,962
Proceeds from litigation settlement	-	-	-	(3,215)
Adjusted EBITDA	$(15,858)	$37,753	$9,879	$75,794
Unlevered Free Cash Flow:
Net cash provided by (used in) operating activities (GAAP) (1)	$(46,583)	$11,691	$(8,556)	$5,535
Consolidated capital expenditures (1)	(5,791)	(14,534)	(21,101)	(42,245)
Free cash flow	(52,374)	(2,843)	(29,657)	(36,710)
Cash paid for interest (1)	53,014	40,257	53,080	86,420
Interest income (2)	(81)	(1,230)	(687)	(2,379)
Unlevered free cash flow	$559	$36,184	$22,736	$47,331

(1)	See unaudited condensed consolidated statements of cash flows.
(2)	See unaudited condensed consolidated statements of operations.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(8,556)	$5,535
Net cash used in investing activities	(21,012)	(2,562)
Net cash provided by (used in) financing activities	13,930	(2,837)
Effect of foreign exchange rate changes on cash	(90)	(378)
Net decrease in cash, cash equivalents and restricted cash	(15,728)	(242)
Cash, cash equivalents and restricted cash at the beginning of period	177,675	191,116
Cash, cash equivalents and restricted cash at the end of period	$161,947	$190,874
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$161,947	$190,874
Less: current restricted cash	560	1,035
Less: non-current restricted cash	5,101	7,972
Cash and cash equivalents at the end of the period	$156,286	$181,867

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

In April 2020, we applied for an $81 million grant and a $150 million loan under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Based on criteria recently released by the U.S. Treasury Department, we do not believe that we will qualify for the loan, although we have not received a formal determination. If we receive a grant under the CARES Act, we would be subject to certain restrictions, including, but not limited to, requirements to maintain certain levels of service and employment (which could require modifying certain personnel actions we have undertaken), limits on certain executive compensation and limits on the use of the funds granted. In addition, we would likely be obligated to issue warrants to the U.S. Department of the Treasury to purchase shares of our common stock.

Liquidity:

As disclosed elsewhere in this report, the extent of the impact of COVID-19 on the CA and BA businesses and our financial and operational performance will depend on future developments, including the duration, spread and severity of the outbreak, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are highly uncertain and cannot be predicted. If our airline partners continue to experience significantly reduced demand for passenger traffic for an extended period and/or if the recent recovery observed in the BA business does not continue, our liquidity and financial condition may be materially adversely affected. The extent to which the outbreak affects our liquidity and financial condition will depend in part on our ability to successfully implement various measures intended to reduce expenses and/or conserve cash, including:

•

Personnel actions, including the implementation of a hiring freeze, a suspension of 2020 merit salary increases, a modification of the 2020 bonus program allowing awards to be paid in stock or a combination of stock and cash at our option, paying the after-tax portion of the CEO’s bonus payout in stock, a furlough of approximately 54% of our workforce which began May 4, 2020 and is expected to end on August 31, 2020, a reduction in force of approximately 14% of our workforce and a reduction in salary for most other employees;

•

Expense management, including deferring purchases of capital equipment, delaying equipment installations, renegotiating agreements with suppliers, reducing other non-essential spend and renegotiating certain terms of our contracts with our airline partners; and

•	Financing activities, including drawing from the ABL Credit Facility.

See Note 2, “Impact of COVID-19 Pandemic” to our unaudited condensed consolidated financial statements and “Risk Factors ─ The COVID-19 pandemic, and the measures implemented to combat it, are having, and are likely to continue to have, a material adverse effect on our business. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be. It is likely that there will be future negative effects that we cannot presently predict, including near-term effects.”

Excluding the impact of our initial public offering, our prior credit facility, the 2022 Convertible Notes, the 2020 Convertible Notes, the 2024 Senior Secured Notes, the 2022 Senior Secured Notes and the ABL Credit Facility, to date we have not generated positive cash flows on a consolidated basis. However, based on our current plans, including the measures taken in our response to COVID-19, we believe that our cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet our operating obligations, including our capital expenditure requirements, for at least the next twelve months. As detailed in Note 10, “Long-Term Debt and Other Liabilities,” in March 2020, in order to enhance our liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we drew $22 million under our previously undrawn revolving ABL Credit Facility, of which $17 million was outstanding as of June 30, 2020. As of June 30, 2020, less than $1 million remained available for borrowing under the terms of the agreement that would allow for the company to meet the “payment conditions” criteria as described in our ABL Credit Agreement. Our intent is to continue to access the capital markets to refinance our future debt obligations on an as-needed basis.

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

Cash flows provided by (used in) Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2020	2019
Net loss	$(170,757)	$(100,762)
Non-cash charges and credits	161,896	147,609
Changes in operating assets and liabilities	305	(41,312)
Net cash provided by (used in) operating activities	$(8,556)	$5,535

For the six month period ended June 30, 2020, cash used in operating activities was $8.6 million as compared with net cash provided by operating activities of $5.5 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•	A $55.7 million decrease in net loss and non-cash charges and credits, primarily due to a decrease in reportable segment profit for all three segments, as noted above under “—Results of Operations.”
•	Partially offset by a $41.6 million increase in cash flows related to operating assets and liabilities resulting from:
o	An increase in cash flows due to the following:
▪	Changes in accrued interest due to changes in the timing of payments as compared to the prior-year;
▪	Changes in CA-NA’s and BA’s accounts payable due primarily to the timing of payments;
▪	Changes in CA-NA’s and BA’s accounts receivable due primarily to the timing of collections and a decrease in revenue as a result of COVID-19; and
▪	Changes in CA-NA’s and CA-ROW’s contract assets due to fewer installations in the current year as compared with the prior year.

o	Offset in part by a decrease in cash flows due to the following:
▪	Changes in the accrued liabilities of all three segments due primarily to the timing of payments;
▪	Changes in CA-ROW’s accounts receivable due to a larger reduction in accounts receivable balances in the first half of 2019 as compared with the first half of 2020;
▪	Changes in CA-NA’s and CA-ROW’s deferred airborne lease proceeds due to fewer installs in the current year as compared with the prior year and the acceleration of Delta related balances; and
▪	Changes in CA-NA’s and BA’s inventories due to the timing of inventory purchases.

Cash flows provided by (used in) Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to airborne equipment, cell site construction, software development, and data center upgrades. See “— Capital Expenditures” below. Additionally, cash used in investing activities includes net changes in our short-term investments of a cash inflow of $39.3 million for the six month period ended June 30, 2019, while no such activity occurred in the current year as we no longer hold any short-term investments.

Cash flows provided by (used in) Financing Activities:

Cash provided by financing activities for the six month period ended June 30, 2020 was $13.9 million primarily due to the $22.0 million of proceeds from the ABL Credit Facility offset in part by the repayment of $5.0 million of the ABL Credit Facility and repayment on maturity of the outstanding $2.5 million in aggregate principal amount of the 2020 Convertible Notes on March 1, 2020.

Cash used in financing activities for the six month period ended June 30, 2019 was $2.8 million primarily due to the redemption of all of our outstanding 2022 Senior Secured Notes (including the make-whole premium payable under the indenture governing the 2022 Senior Secured Notes), at a redemption price totaling $741.4 million, the repurchase of $159.0 million of outstanding 2020 Convertible Notes and the payment of $22.6 million of deferred financing costs associated with the issuance of the 2024 Senior Secured Notes, offset in part by $920.7 million of proceeds from the issuance of the 2024 Senior Secured Notes.

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

Capital expenditures for the six month periods ended June 30, 2020 and 2019 were $21.1 million and $42.2 million, respectively. The decrease in capital expenditures was primarily due to a decrease in airborne equipment purchases as well as a decrease in capitalized software.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of June 30, 2020 and December 31, 2019 primarily included amounts in bank deposit accounts and money market funds. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of June 30, 2020 and December 31, 2019 included amounts in bank deposit accounts and money market funds. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three and six month periods ended June 30, 2020 and 2019 by an immaterial amount.

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
(a)	Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Financial Officer and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019 the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and in December 2019, plaintiffs filed a second amended complaint. In February 2020 we filed a motion to dismiss such second amended complaint. In July 2020, plaintiffs filed a motion requesting leave to file a proposed third amendment complaint, which the Court granted. We believe that the claims are without merit and intend to file a motion to dismiss the third amended complaint and continue to defend the claims vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit.  No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K and our first quarter 2020 10-Q. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2019 10-K or first quarter 2020 10-Q.

The COVID-19 pandemic, and the measures implemented to combat it, are having, and are likely to continue to have, a material adverse effect on our business. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be. It is likely that there will be future negative effects that we cannot presently predict, including near term effects.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and the World Health Organization (the “WHO”) subsequently declared COVID-19 a “Public Health Emergency of International Concern.” On March 13, 2020, the U.S. government declared a national emergency and on March 19, 2020, the U.S. Department of State issued a global Level 4 “do not travel” advisory advising U.S. citizens to avoid all international travel due to the global impact of COVID-19. The U.S. government has also implemented enhanced screenings, mandatory quarantine requirements and other travel restrictions in connection with the COVID-19 pandemic, including restrictions on travel from Asia, Europe, Mexico and Canada, and many foreign and U.S. state governments have instituted similar measures (including travel restrictions to and within the European Union) and declared states of emergency. At various points, most states and U.S. territories have issued instructions for their residents to stay home or “shelter in place” and to avoid any non-essential travel for varied durations of time and may lift, have lifted or will be lifting or easing these instructions at varied times, often with certain restrictions still in place. In addition, depending on the results of any easing or lifting of instructions and other restrictions, federal, state or local governments or authorities may determine to reinstate, enhance or enforce the same or other instructions or restrictions in the future. Governments, non-governmental organizations and entities in the private sector have also issued and may continue to issue non-binding advisories or recommendations regarding air travel or other social distancing measures, including limitations on the number of persons that should be present at public gatherings.

The COVID-19 pandemic has caused a significant decline in international and domestic commercial and business aviation travel, which has materially and adversely affected our business. Passenger traffic on commercial airlines using Gogo’s service started to decline in late March 2020 and while it has increased somewhat from mid-April lows, it has continued to be significantly below pre-COVID levels through July 2020. Our airline partners have significantly reduced capacity in response to the reduced demand, both by taking a significant number of aircraft out of service and by reducing the number of flights flown by aircraft that remain in service and we are unable to predict how long such capacity reductions will continue. Our BA business also saw a sharp decrease in flight activity, as well as an increase in requests for account suspensions and decreases in new plan activations. Though we have seen signs of recovery in the BA business from mid-April lows, there can be no assurance that such recovery will continue at the current pace or at all.

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

The extent to which the outbreak affects our future earnings and liquidity will depend in part on our ability to implement various measures intended to reduce expenses and/or conserve cash, which themselves may have negative consequences with respect to our business and operations. In April 2020, we applied for an $81 million grant and a $150 million loan under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Based on criteria recently released by the U.S. Treasury Department, we do not believe that we will qualify for a loan, although we have not received a formal determination. We can provide no assurance that we will receive the grant in the amount for which we applied, or at all. If we do accept relief under the CARES Act, we will be subject to certain restrictions, including, but not limited to, requirements to maintain employment levels for a period of time, requirements to issue warrants for our common stock to the U.S. Treasury Department and certain limitations on executive compensation. The substance and duration of these restrictions may materially affect our operations, and we may not be successful in managing this impact. In addition, we have taken various actions with respect to our workforce, including the furlough of approximately 54% of our workforce which began May 4, 2020 and is expected to end on August 31, 2020, a reduction in force affecting approximately 14% of our workforce that will take effect on August 14, 2020 and reductions in compensation for certain active employees. Such actions could adversely affect employee morale, reduce overall productivity, lead to departures of key personnel or otherwise adversely impact normal operations. We may also be unsuccessful in amending contracts with certain suppliers, service providers and airline partners, including satellite service providers. We are implementing and may consider other cost-saving or other measures, such as delaying aircraft equipment installations, deferring purchases of capital equipment, freezing new hires, reducing marketing and travel expenses and eliminating non-essential spend. There can be no assurances that any of the cost-saving or other measures described above, or any other actions, will successfully mitigate the impact of COVID-19 or the related decrease in demand for commercial air travel.

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

We rely on third-party suppliers for equipment components and services that we use to provide our ATG and satellite services. Many suppliers of critical components of our equipment are single-source providers. Components for which we rely on single-source suppliers include, among others, the antennas and modems for all systems, the radomes for our satellite systems and the equipment used at our ATG cell site base stations. If we are required for any reason (including expiration of the contract, termination by one party for material breach or other termination events) to find one or more alternative suppliers, we estimate that the replacement process could take up to two years depending upon the component, and we may not be able to contract with such alternative suppliers on a timely basis, on commercially reasonable terms, or at all. Finding and contracting with suppliers of some components may be delayed or made more difficult by current suppliers’ ownership of key intellectual property that requires alternative suppliers to either obtain rights to such intellectual property or develop new designs that do not infringe on such intellectual property. Operational issues relating to our suppliers, including delays or defects in components, failure to meet specifications or failure to achieve required regulatory approvals, could result in significant costs and delays in installations. For example, certain manufacturer defects have recently been identified relating to certain satellite radomes. As a result, we are unable to install certain radomes currently in inventory except for use in maintenance programs and may be required to replace radomes already on certain aircraft. If we are unable to successfully enforce our warranty with the supplier of such components, we could incur significant remediation costs and, if we fail to remediate such problems or implement satisfactory alternatives when and as required to meet our contract requirements, we may be in breach of the affected contracts, which could result in liquidated damages, or termination rights and associated claims or damages, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, many of our components, such as the equipment used in our base stations, are highly integrated with other system components, which may further lengthen the time required for an alternative supplier to deliver a component that meets our system requirements. We also rely on a third party to provide the links between our data centers and our ground network. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services in sufficient quantities or on a timely basis consistent with our schedule, our business, financial condition and results of operations may be materially adversely affected.

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

4.12

Third Supplemental Indenture, dated as of July 31, 2020, by and among Gogo Inflight Internet Canada Ltd., Gogo ATG LLC, Gogo CA Licenses LLC, Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., each of the other guarantors party thereto and U.S. Bank National Association, as trustee

10.1.45

Amendment No. 6 to the 2Ku In-Flight Connectivity Services Agreement, dated as of June 5, 2020, by and between Gogo LLC and Delta Air Lines, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 11, 2020 (File Number 001-35975))

10.1.46†	Amended and Restated Amendment #3 to the Unified In-Flight Connectivity Hardware, Services and Maintenance Agreement, effective as of October 1, 2019, between Gogo LLC and American Airlines, Inc.

10.9.1#	Form of Director Stock Option Agreement for Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (effective April 29, 2020)

10.9.2#	Amendment to Non-Employee Director Stock Option Agreements for Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan granted before April 29, 2020 (effective April 29, 2020)

10.9.3#	Temporary Director Compensation Policy Adjustment (effective April 28, 2020)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 10, 2020
/s/ Oakleigh Thorne
Oakleigh Thorne
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)