Form 10-Q
period 2020-09-30
Gogo Inc.
filed 2020-11-09
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020

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

Telephone Number (312) 517-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	GOGO	NASDAQ Global Select Market
Preferred Stock Purchase Rights	GOGO	NASDAQ Global Select Market

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

As of November 6, 2020, 85,249,840 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$117,483	$170,016
Accounts receivable, net of allowances of $1,539 and $660, respectively	32,497	42,322
Inventories	35,107	35,205
Prepaid expenses and other current assets	6,448	6,813
Current assets held for sale	627,499	170,469
Total current assets	819,034	424,825
Non-current assets:
Property and equipment, net	64,307	69,183
Goodwill and intangible assets, net	53,188	51,803
Operating lease right-of-use assets	32,564	35,807
Other non-current assets, net of allowances of $320 and $0, respectively	15,362	12,121
Non-current assets held for sale	-	620,961
Total non-current assets	165,421	789,875
Total assets	$984,455	$1,214,700
Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$6,060	$5,495
Accrued liabilities	77,901	48,070
Deferred revenue	2,492	2,225
Current liabilities held for sale	369,436	196,852
Total current liabilities	455,889	252,642
Non-current liabilities:
Long-term debt	1,126,634	1,101,248
Non-current operating lease liabilities	38,223	42,016
Other non-current liabilities	10,903	7,531
Non-current liabilities held for sale	-	210,153
Total non-current liabilities	1,175,760	1,360,948
Total liabilities	1,631,649	1,613,590
Commitments and contingencies (Note 14)	-	-
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2020 and December 31, 2019; 85,255,574 and 88,292,821 shares issued at September 30, 2020 and December 31, 2019, respectively; and 85,237,282 and 88,240,877 shares outstanding at September 30, 2020 and December 31, 2019, respectively	9	9
Additional paid-in-capital	1,086,665	979,499
Accumulated other comprehensive loss	(4,323)	(2,256)
Treasury stock, at cost	(98,857)	-
Accumulated deficit	(1,630,688)	(1,376,142)
Total stockholders’ deficit	(647,194)	(398,890)
Total liabilities and stockholders’ deficit	$984,455	$1,214,700

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Revenue:
Service revenue	$53,324	$55,349	$155,083	$163,318
Equipment revenue	13,201	25,991	37,001	59,812
Total revenue	66,525	81,340	192,084	223,130

Operating expenses:
Cost of service revenue (exclusive of items shown below)	11,635	10,046	32,809	29,847
Cost of equipment revenue (exclusive of items shown below)	8,543	14,915	24,036	38,122
Engineering, design and development	4,510	8,130	17,365	18,620
Sales and marketing	3,758	5,178	10,724	15,946
General and administrative	12,539	12,157	36,378	41,627
Depreciation and amortization	3,320	3,861	10,117	11,876
Total operating expenses	44,305	54,287	131,429	156,038
Operating income	22,220	27,053	60,655	67,092

Other (income) expense:
Interest income	(36)	(960)	(689)	(3,231)
Interest expense	31,199	30,694	93,595	99,368
Loss on extinguishment of debt	-	-	-	57,962
Other expense	12	19	12	27
Total other expense	31,175	29,753	92,918	154,126

Loss from continuing operations before income taxes	(8,955)	(2,700)	(32,263)	(87,034)
Income tax provision (benefit)	(65)	154	216	461
Net loss from continuing operations	(8,890)	(2,854)	(32,479)	(87,495)
Net loss from discontinued operations, net of tax	(71,234)	(20,037)	(218,402)	(36,158)
Net loss	$(80,124)	$(22,891)	$(250,881)	$(123,653)

Net loss attributable to common stock per share – basic and diluted:
Net loss from continuing operations	$(0.11)	$(0.04)	$(0.40)	$(1.09)
Net loss from discontinued operations	(0.86)	(0.25)	(2.67)	(0.45)
Net loss	$(0.97)	$(0.29)	$(3.07)	$(1.54)

Weighted average number of shares—basic and diluted	82,707	80,908	81,892	80,370

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net loss	$(80,124)	$(22,891)	$(250,881)	$(123,653)
Currency translation adjustments, net of tax	535	(663)	(2,067)	674
Comprehensive loss	$(79,589)	$(23,554)	$(252,948)	$(122,979)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months
	Ended September 30,
	2020	2019
Operating activities from continuing operations:
Net loss	$(32,479)	(87,495)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	10,117	11,876
Loss on asset disposals, abandonments and write-downs	64	438
Provision for expected credit losses	1,048	-
Deferred income taxes	134	133
Stock-based compensation expense	8,283	6,731
Amortization of deferred financing costs	4,355	3,901
Accretion and amortization of debt discount and premium	10,311	11,490
Loss on extinguishment of debt	-	57,962
Changes in operating assets and liabilities:
Accounts receivable	8,619	(6,986)
Inventories	98	5,019
Prepaid expenses and other current assets	1,487	715
Contract assets	(7,581)	(567)
Accounts payable	577	2,425
Accrued liabilities	(11,364)	(1,835)
Deferred revenue	277	(186)
Accrued interest	26,379	(1,993)
Warranty reserves	(450)	700
Right-of-use assets and operating lease liabilities	(924)	(1,065)
Other non-current assets and liabilities	1,364	158
Net cash provided by operating activities from continuing operations	20,315	1,421

Investing activities from continuing operations:
Purchases of property and equipment	(448)	(1,091)
Acquisition of intangible assets—capitalized software	(5,915)	(4,229)
Redemptions of short—term investments	-	39,323
Net cash provided by (used in) investing activities from continuing operations	(6,363)	34,003

Financing activities from continuing operations:
Proceeds from credit facility draw	26,000	-
Repayments of amounts drawn from credit facility	(6,000)	-
Repurchase of convertible notes	(2,498)	(159,502)
Proceeds from issuance of senior secured notes	-	920,683
Redemption of senior secured notes	-	(741,360)
Payment of debt issuance costs	-	(23,409)
Other financing activities	(1,461)	88
Net cash provided by (used in) financing activities from continuing operations	16,041	(3,500)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities	(56,009)	73,917
Cash used in investing activities	(28,152)	(70,403)
Cash used in financing activities	(344)	(576)
Net cash provided by (used in) discontinued operations	(84,505)	2,938

Effect of exchange rate changes on cash	(19)	(357)

Increase (decrease) in cash, cash equivalents and restricted cash	(54,531)	34,505
Cash, cash equivalents and restricted cash at beginning of period	177,675	191,116
Cash, cash equivalents and restricted cash at end of period	$123,144	$225,621

Cash, cash equivalents and restricted cash at end of period	$123,144	$225,621
Less: current restricted cash	560	535
Less: non-current restricted cash	5,101	7,424
Cash and cash equivalents at end of period	$117,483	$217,662

Supplemental Cash Flow Information:
Cash paid for interest	$53,230	$86,477
Cash paid for taxes	311	456

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended September 30, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at June 30, 2020	84,032,343	$8	$1,085,254	$(4,858)	$(1,550,564)	5,077,400	$(98,857)	$(569,017)
Net loss	-	-	-	-	(80,124)	-	-	(80,124)
Currency translation adjustments, net of tax	-	-	-	535	-	-	-	535
Stock-based compensation expense	-	-	2,577	-	-	-	-	2,577
Issuance of common stock upon exercise of stock options	38,383	-	102	-	-	-	-	102
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	1,066,909	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(1,464)	-	-	-	-	(1,464)
Issuance of common stock in connection with employee stock purchase plan	99,647	1	196	-	-	-	-	197
Balance at September 30, 2020	85,237,282	$9	$1,086,665	$(4,323)	$(1,630,688)	5,077,400	$(98,857)	$(647,194)

	For the Three Months Ended September 30, 2019
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at June 30, 2019	88,062,965	$9	$971,130	$(2,217)	$(1,332,529)	-	$-	$(363,607)
Net loss	-	-	-	-	(22,891)	-	-	(22,891)
Currency translation adjustments, net of tax	-	-	-	(663)	-	-	-	(663)
Stock-based compensation expense	-	-	4,066	-	-	-	-	4,066
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	13,892	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(27)	-	-	-	-	(27)
Issuance of common stock in connection with employee stock purchase plan	80,969	-	293	-	-	-	-	293
Balance at September 30, 2019	88,157,826	$9	$975,462	$(2,880)	$(1,355,420)	-	$-	$(382,829)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Nine Months Ended September 30, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2020	88,240,877	$9	$979,499	$(2,256)	$(1,376,142)	-	$-	$(398,890)
Net loss	-	-	-	-	(250,881)	-	-	(250,881)
Currency translation adjustments, net of tax	-	-	-	(2,067)	-	-	-	(2,067)
Stock-based compensation expense	-	-	9,736	-	-	-	-	9,736
Issuance of common stock upon exercise of stock options	38,383		102					102
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	1,708,337	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(2,273)	-	-	-	-	(2,273)
Issuance of common stock in connection with employee stock purchase plan	327,085	1	743	-	-	-	-	744
Settlement of prepaid forward shares	(5,077,400)	(1)	98,858			5,077,400	(98,857)	-
Impact of the adoption of new accounting standards	-	-	-	-	(3,665)	-	-	(3,665)
Balance at September 30, 2020	85,237,282	$9	$1,086,665	$(4,323)	$(1,630,688)	5,077,400	$(98,857)	$(647,194)

	For the Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2019	87,560,694	$9	$963,458	$(3,554)	$(1,228,674)	-	$-	$(268,761)
Net loss	-	-	-	-	(123,653)	-	-	(123,653)
Currency translation adjustments, net of tax	-	-	-	674	-	-	-	674
Stock-based compensation expense	-	-	12,711	-	-	-	-	12,711
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	359,005	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(834)	-	-	-	-	(834)
Issuance of common stock in connection with employee stock purchase plan	238,127	-	922	-	-	-	-	922
Repurchase of 2020 Convertible Notes	-	-	(795)	-	-	-	-	(795)
Impact of the adoption of new accounting standards	-	-	-	-	(3,093)	-	-	(3,093)
Balance at September 30, 2019	88,157,826	$9	$975,462	$(2,880)	$(1,355,420)	-	$-	$(382,829)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Business - Gogo (“we,” “us,” “our”) is the global leader in providing broadband connectivity solutions and wireless in-flight entertainment to the business aviation industry. Through our Business Aviation (“BA”) business, we provide in-flight Internet connectivity and other voice and data communications products and services and sell equipment for in-flight telecommunications to the business aviation market. These services include Gogo Biz, our in-flight broadband service, Gogo Vision, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

On August 31, 2020, we entered into an agreement to sell our Commercial Aviation, or “CA,” business to Intelsat Jackson Holdings S.A. (“Intelsat” or the “Buyer”), as discussed below. As a result, the CA business is classified as held for sale and reported as discontinued operations and all periods presented in this Form 10-Q have been conformed to represent the CA business as a discontinued operation. See Note 3, “Discontinued Operations,” for additional information.

Services provided on commercial aircraft by our CA business include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”), which offer airlines connectivity for various operations and currently includes, among other services, real-time credit card transaction processing, electronic flight bags and real-time weather information. Before classifying the CA business as held for sale we divided it into two segments – Commercial Aviation North America, or “CA-NA,” and Commercial Aviation Rest of World, or “CA-ROW.”

As a result of the pending sale of the CA business, the chief operating decision maker evaluates performance and business results for continuing operations, and makes resource and operating decisions, on a consolidated basis. As such, we do not have segment information to disclose in this Form 10-Q.

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

The results of operations and cash flows for the three and nine month periods ended September 30, 2020, including the impact of COVID-19, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

We have one class of common stock outstanding as of September 30, 2020 and December 31, 2019.

Sale of CA Business - On August 31, 2020, we entered into a purchase and sale agreement (the “Purchase Agreement”) with the Buyer, pursuant to which, subject to the satisfaction of the conditions set forth in the Purchase Agreement, we will sell our CA Business to the Buyer through the sale of all of the issued and outstanding units of our subsidiaries Gogo LLC, a Delaware limited liability company, and Gogo International Holdings LLC, a Delaware limited liability company, for a purchase price of $400 million in cash, subject to certain adjustments (the “Transaction”).

Consummation of the Transaction is subject to the satisfaction or waiver of (i) certain customary mutual closing conditions, including (a) the absence of any law or injunction prohibiting consummation of the Transaction, (b) the expiration or termination of the required waiting, notice or review periods and approvals or clearances under the Hart-Scott-Rodino Act, as amended (the “HSR Act”), and certain other approvals under competition laws, (c) the receipt of the CFIUS Clearance (as defined in the Purchase Agreement) and (d) the receipt of certain specified regulatory approvals, including the receipt of approvals required by the Federal Communications Commission and (ii) certain conditions in favor of the Company, including that the DIP (“debtor-in-possession”) Order and the Bankruptcy Court Order (each as defined in the Purchase Agreement), remain in full force and effect. The waiting period under the HSR Act expired on October 15, 2020. The Transaction has been approved by the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division.

Under the Purchase Agreement, until the closing of the Transaction, we will be subject to a customary exclusivity covenant, which restricts our ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in negotiations with third parties regarding alternative acquisition proposals.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The Purchase Agreement contains certain termination rights, including, among others, (i) for the Company and Buyer, if the Transaction is not consummated on or before April 30, 2021, subject to extension to July 31, 2021 for certain limited purposes, including obtaining certain required regulatory consents, and (ii) for the Company, if either the DIP Order or the Bankruptcy Court Order ceases to be in full force and effect.

At the closing of the Transaction, the parties will enter into certain ancillary agreements, including a transition services agreement, an intellectual property license agreement and commercial agreements, including an ATG network sharing agreement, pursuant to which we will provide to the Buyer certain inflight connectivity services on our current ATG network and access to the 5G ATG network upon its launch, subject to certain revenue sharing obligations. Under the ATG network sharing agreement, the Buyer will have exclusive access to the ATG network for commercial aviation in North America, subject to minimum revenue guarantees starting at $5 million in the first year of the agreement.

We expect to use the proceeds from the Transaction to improve our net debt position and continue to invest in growth opportunities, such as Gogo 5G. The Transaction is currently expected to close before the end of the first quarter of 2021.

As a result of the pending Transaction, the CA business is classified as held for sale and reported in discontinued operations and all periods presented in this Form 10-Q have been conformed to represent the CA business as a discontinued operation. We report the financial results of discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components (i) meets the held-for-sale classification criteria or is disposed of by sale or other than by sale, and (ii) represents a strategic shift that will have a major effect on our operations and financial results. The results of operations and cash flows of a discontinued operation are restated for all comparative periods presented. Unless otherwise noted, discussion in these Notes to Unaudited Condensed Consolidated Financial Statements refers to our continuing operations.  Refer to Note 3, “Discontinued Operations” for further information.

Shareholder Rights Plan - On September 23, 2020, our Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent, and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company, outstanding on the record date of October 2, 2020, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Shares”) at a price of $38.40 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment.

The purpose of the Rights Agreement is to facilitate the Company’s ability to preserve its net operating losses (“NOLs”) and certain other tax attributes in order to be able to offset potential future income taxes for federal income tax purposes. The Company’s ability to use its NOLs and other tax attributes would be substantially limited if it experiences an “ownership change,” as such term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). A company generally experiences an ownership change if the percentage of the value of its stock owned by certain “5-percent shareholders,” as such term is defined in Section 382 of the Code, increases by more than 50 percentage points over a rolling three-year period. The Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the Code by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the shares of the Company’s common stock then-outstanding.

Initially, the Rights will be attached to all shares of the Company’s common stock. Until the Distribution Date (as defined below), the Rights will be transferred with and only with the common stock. As long as the Rights are attached to the common stock, the Company will issue one Right with each new share of common stock so that all such shares of common stock will have Rights attached (subject to certain limited exceptions).  The Rights will separate and begin trading separately from the common stock, and Right certificates will be caused to evidence the Rights, on the earlier to occur of (i) the close of business on the tenth day following public disclosure of facts indicating that a person or group has acquired beneficial ownership of 4.9% or more of the outstanding common stock (an “Acquiring Person”) (or, in the event the Board of Directors determines to effect an exchange in accordance with Section 24 of the Rights Agreement and the Board of Directors determines that a later date is advisable, then such later date) and (ii) the close of business on the tenth business day (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 4.9% or more of the outstanding common stock (the earlier of such dates, the “Distribution Date”).

The Rights are not exercisable until the Distribution Date. The Rights will expire on the earliest to occur of (i) the close of business on the day following the certification of the voting results of the Company’s 2021 annual meeting of stockholders, if at such stockholder meeting or any other meeting of stockholders of the Company duly held prior to such meeting, a proposal to ratify the Rights Agreement has not been passed by the requisite vote of the Company’s stockholders, (ii) the date on which the Board of Directors determines in its sole discretion that (x) the Rights Agreement is no longer necessary for the preservation of material valuable NOLs or tax attributes or (y) the NOLs and tax attributes have been fully utilized and may no longer be carried forward and (iii) the close of business on September 23, 2023.

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

2.Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and the World Health Organization (the “WHO”) subsequently declared COVID-19 a “Public Health Emergency of International Concern.” The COVID-19 pandemic has caused a significant decline in commercial and business air travel, which has materially and adversely affected our business.

In BA, we continue to see signs that the business is recovering from mid-April lows, including an increase in daily flights and many previously suspended and deactivated aircraft returning to pre-COVID plans or better. With respect to the CA business held for sale, passenger traffic on commercial airlines started to decline significantly in late March 2020 and while it has increased somewhat from mid-April lows, it has continued to be significantly below pre-COVID levels through October 2020. The duration and severity of the reduction in travel demand due to the COVID-19 pandemic in both BA and CA is uncertain. In CA, we expect these trends to continue until the global pandemic has moderated and demand for air travel returns. There can be no assurance that any recovery observed to date will continue.

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
We also furloughed approximately 54% of our workforce beginning May 4, 2020. Additionally, effective August 14, 2020, we implemented a reduction in force of approximately 14% of our workforce. Furloughed employees not affected by the reduction in force returned to full time work on August 31, 2020. Effective May 4, 2020, we reduced compensation for salaried employees who were not furloughed. Salary reductions, which will be effective at least through the end of 2020, begin at 30% for the Chief Executive Officer, then 20% for the executive leadership team and reducing downward by staff level from there. In addition, the compensation for the members of our Board of Directors has been reduced by 30% for the last three quarters of 2020.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

•

Financing – In March 2020, we drew $22 million under the ABL Credit Facility and in the second quarter we repaid $5 million of such amount. In the third quarter we repaid an additional $1 million and subsequently drew $4 million. As of September 30, 2020, $20 million was outstanding and less than $1 million remained available for borrowing under the terms of the agreement that would allow for the company to meet the “payment conditions” criteria as described in our ABL Credit Agreement. On November 6, 2020, we agreed to issue $50 million aggregate principal amount of additional 9.875% senior secured notes due 2024 at a price equal to 103.5% of their face value, which upon issuance will result in gross proceeds of $51.8 million. See Note 11, “Long-Term Debt and Other Liabilities,” for additional information.

We expect COVID-19 to continue to have a significant negative impact on our revenue and we are unable to predict how long that impact will continue. The extent of the impact of COVID-19 on both our continuing BA business and the CA business now held for sale, as well as on our financial and operational performance will depend on future developments, including the duration, spread and severity of the outbreak, the duration and geographic scope of related travel advisories and restrictions, and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are highly uncertain and cannot be predicted. We are unable to predict how long the pandemic and its negative impact will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel, our business partners and our business. Not only is the duration of the pandemic and future combative measures unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future material changes in the situation and whether the Company’s actions in response will be sufficient or successful. However, based on our current plans, including the measures taken in our response to COVID-19, we believe that our cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet our operating obligations, including our capital expenditure requirements, for at least the next twelve months.

Impairment assessments - We review our long-lived assets and indefinite-lived intangible assets for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We are continuously monitoring the COVID-19 pandemic and its impact.  If the impact of the pandemic exceeds management’s estimates, we could incur material impairment charges in future periods. See Note 3, “Discontinued Operations,” for additional information on our long-lived assets and Note 9, “Intangible Assets,” for additional information on our indefinite-lived assets.

Credit Losses — We regularly evaluate our accounts receivable and contract assets for expected credit losses and recorded credit losses for the three and nine month periods ended September 30, 2020. We are continuously monitoring our assumptions used to determine our expected credit losses, including the impact of the COVID-19 pandemic, which could cause us to record additional credit losses in future periods.  See Note 10, “Composition of Certain Reserves and Allowances,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

3.	Discontinued Operations

As discussed in Note 1, “Basis of Presentation,” on August 31, 2020, we entered into a Purchase Agreement with Intelsat pursuant to which, Intelsat will purchase the CA business. As a result of the pending transaction, the CA business is classified as held for sale and reported as discontinued operations.

Total assets and liabilities held for sale related to discontinued operations are stated separately in our unaudited condensed consolidated balance sheet and are comprised of the following items (in thousands):

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Accounts receivable, net of allowances of $2,959 and $0, respectively	$46,314	$59,038
Inventories	82,033	81,939
Prepaid expenses and other current assets, net of allowances of $1,511 and $0, respectively	34,101	29,492
Total current assets	162,448	170,469

Non-current assets:
Property and equipment, net	355,674	491,135
Goodwill and intangible assets, net	20,886	24,696
Operating lease right-of-use assets	22,229	27,579
Other non-current assets, net of allowances of $9,302 and $0, respectively	66,262	77,551
Total non-current assets	465,051	620,961
Total assets	$627,499	$791,430

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$30,622	$11,665
Accrued liabilities	94,796	126,041
Deferred revenue	25,249	32,564
Deferred airborne lease incentives	54,255	26,582
Total current liabilities	204,922	196,852

Non-current liabilities:
Deferred airborne lease incentives	82,523	135,399
Non-current operating lease liabilities	38,823	35,792
Other non-current liabilities	43,168	38,962
Total non-current liabilities	164,514	210,153
Total liabilities	$369,436	$407,005

All assets and liabilities held for sale were classified as Current assets held for sale and Current liabilities held for sale as of September 30, 2020 in the unaudited condensed consolidated balance sheets as it is probable that the sale will occur within one year.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table summarizes the results of discontinued operations which are presented as Net loss from discontinued operations in our unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months		For the Nine Months
	September 30,		Ended September 30,
	2020	2019	2020	2019
Revenue:
Service revenue	$40,498	$103,050	$163,800	$333,824
Equipment revenue	3,496	16,792	35,750	57,462
Total revenue	43,994	119,842	199,550	391,286

Operating expenses:
Cost of service revenue (exclusive of items shown below)	29,530	63,845	121,334	183,659
Cost of equipment revenue (exclusive of items shown below)	5,984	13,915	31,907	56,010
Engineering, design and development	16,285	20,747	41,702	61,897
Sales and marketing	5,742	7,156	14,308	21,700
General and administrative	11,306	8,583	37,138	28,648
Impairment of long-lived assets	—	—	47,376	—
Depreciation and amortization	45,666	25,431	120,229	78,132
Total operating expenses	114,513	139,677	413,994	430,046
Operating income (loss)	(70,519)	(19,835)	(214,444)	(38,760)

Total other (income) expense	315	143	3,565	(2,865)

Loss before income taxes	(70,834)	(19,978)	(218,009)	(35,895)
Income tax provision	400	59	393	263
Net loss from discontinued operations, net of tax	$(71,234)	$(20,037)	$(218,402)	$(36,158)

Change in estimates - During the second quarter of 2020, our agreement with Delta Air Lines, Inc. (“Delta”) to provide 2Ku service on certain Delta aircraft  was amended to change the contract expiration date from February 2027 with respect to all aircraft to a staggered, fleet by fleet expiration schedule under which expiration dates will occur between November 2020 and July 2022 (the “Delta amendment”). As a result, the useful lives of the equipment installed on these fleets have been shortened to align with the expiration dates in the amended agreement. The change in estimated useful lives resulted in approximately $27 million and $41 million, respectively, of accelerated depreciation during the three and nine month periods ended September 30, 2020. We ceased depreciating these assets and other depreciable assets included as part of the discontinued operations when the CA business was classified as held for sale. Additionally, the amortization periods for the remaining deferred airborne lease incentives associated with the equipment installed on the 2Ku fleets have been shortened to align with the new expiration dates, which  resulted in approximately $18 million and $24 million, respectively, of accelerated amortization during the three and nine month periods ended September 30, 2020. Amortization of deferred airborne lease incentives is a reduction to cost of service revenue in our unaudited condensed consolidated statements of operations.

Credit Losses -  During the nine month period ended September 30, 2020, we recorded $10.7 million of provisions for expected credit losses, primarily related to one international airline partner entering bankruptcy administration during the period, while we had recoveries of approximately $0.4 million during the three month period ended September 30, 2020.  See Note 4, “Recent Accounting Pronouncements” for additional information.

Arrangements with commercial airlines – For our CA business, pursuant to contractual agreements with our airline partners, we place our equipment on commercial aircraft operated by the airlines in order to deliver our service to passengers on the aircraft. We currently have two types of commercial airline arrangements: turnkey and airline-directed.  Under the airline-directed model, we have transferred control of the equipment to the airline and therefore the airline is our customer in these transactions.  Under the turnkey model, we have not transferred control of our equipment to our airline partner and, as a result, the airline passenger is deemed to be our customer. Transactions with our airline partners under the turnkey model are accounted for as an operating lease of space on an aircraft.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We recognized $27.4 million and $49.3 million, respectively, for the three and nine month periods ended September 30, 2020 and $6.3 million and $21.4 million, respectively, for the prior-year periods as a reduction to our cost of service revenue in our unaudited condensed consolidated statements of operations from the amortization of deferred airborne lease incentives. The increase during the three and nine month periods ended September 30, 2020 was due to the Delta amendment.

Under the turnkey model, the revenue share paid to our airline partners represents operating lease payments. These payments are deemed to be contingent rental payments as the payments due to each airline are based on a percentage of our CA service revenue generated from that airline’s passengers, which is unknown until realized. Therefore, we cannot estimate the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Due to the accelerated amortization resulting from the Delta amendment and a significant reduction in revenue share as a result of COVID-19, the amortization of deferred airborne lease incentives exceeded our revenue share expense by $23.0 million and $30.2 million, respectively, for the three and nine month periods ended September 30, 2020. We incurred net rental expense of $5.0 million and $15.6 million, respectively, for the prior-year periods.

Asset impairment - We review our long-lived assets, including property and equipment, right-of-use assets, and other non-current assets, for potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We perform this review by comparing the carrying value of the long-lived assets to the estimated future undiscounted cash flows expected to result from the use of the assets.  We group certain long-lived assets by airline contract and by connectivity technology.  If we determine an impairment exists, the amount of the impairment is computed as the difference between the asset group’s carrying value and its estimated fair value, following which the assets are written down to their estimated fair value.

In light of the COVID-19 pandemic and its impact on air travel, including decreased flights, decreased gross passenger opportunity and our airline partners’ temporary parking of a significant number of their aircraft, we conducted a review as of March 31, 2020 and determined that the carrying values for the asset groups related to three of our airline agreements for the CA business exceeded their estimated undiscounted cash flows, which triggered the need to estimate the fair value of these assets. Fair value reflects our best estimate of the discounted cash flows of the impaired assets. For the airborne assets and right-of-use assets associated with the three airline agreements (the “impaired assets”), we recorded an impairment charge of $46.4 million for the three month period ended March 31, 2020, reflecting the difference between the carrying value and the estimated fair value of the impaired assets.  We conducted another review as of June 30, 2020 due to the continuation of the COVID-19 pandemic as well as the signing of the Delta amendment and determined that $1.0 million of deferred STC costs was impaired due to the bankruptcy of three airline partners. As such, we recorded a $1.0 million charge for impairment of long-lived assets for the three month period ended June 30, 2020.  We had no such impairment charges during the three months ended September 30, 2020.

We are continuously monitoring the COVID-19 pandemic and its impact.  If the negative impact of the pandemic on the assets related to our airline agreements continues, including as a result of airline partners’ decisions to temporarily park certain aircraft or permanently remove certain aircraft from their fleets to reduce capacity, we could incur additional material impairment charges in future periods.

Stock-based compensation – In August 2020, our compensation committee approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of our current employees. These modifications were made in connection with, and contingent upon the consummation of, the Transaction. Certain of these awards vest based on conditions that are not classified as a service, market or performance condition and as a result such awards are classified as a liability.

The following is a summary of our stock-based compensation expense by operating expense line contained within the results of discontinued operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Cost of service revenue	$2,259	$367	$3,066	$1,106
Engineering, design and development	2,712	559	3,735	1,832
Sales and marketing	2,141	463	2,957	1,597
General and administrative	1,409	405	2,319	1,445
Total stock-based compensation expense	$8,521	$1,794	$12,077	$5,980

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For additional information on our stock-based compensation plans, see Note 17, “Employee Retirement and Postretirement Benefits.”

Contractual Commitments - We have agreements with vendors to provide us with satellite transponder and teleport services. These agreements vary in length and amount and as of September 30, 2020 commit us to purchase satellite transponder and teleport services totaling approximately $28.8 million in 2020 (October 1 through December 31), $138.6 million in 2021, $118.5 million in 2022, $92.3 million in 2023, $59.4 million in 2024 and $259.4 million thereafter.

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

4.	Recent Accounting Pronouncements

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

The cumulative effect adjustment from using the modified retrospective approach for the adoption of ASC 326 impacted our unaudited condensed consolidated balance sheet as of January 1, 2020 by the recognition of allowance for credit losses as summarized below:

	Balance at December 31,	Impact of	Balances with Adoption of
	2019	ASC 326	ASC 326
Assets
Accounts receivable	$42,322	$(404)	$41,918
Other non-current assets	$12,121	$(75)	$12,046
Equity
Accumulated deficit (1)	$(1,376,142)	$(3,665)	$(1,379,807)

(1)

The impact of the adoption of ASC 326 includes the impacts related to our discontinued operations of $1.0 million related to accounts receivable, $0.4 million related to prepaid and other current assets, and $1.8 million related to other non-current assets, for a total impact of $3.7 million when combined with the amounts related to continuing operations.

See Note 10, “Composition of Certain Reserves and Allowances,” for additional information.

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

On January 1, 2020, we adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements related to recurring or nonrecurring fair value measurements. Currently all of our fair value measurements are classified as Level 2 within the fair value hierarchy and, as such, the adoption of this standard did not have an impact on our unaudited condensed consolidated financial statements. See Note 15, “Fair Value of Financial Assets and Liabilities,” for additional information.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This ASU simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this ASU amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. This guidance is effective beginning on January 1, 2022. We are currently evaluating the impact that this guidance will have upon our consolidated financial statements.

5.	Revenue Recognition

Remaining performance obligations

As of September 30, 2020, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations was approximately $66.2 million. Approximately $1.9 million represents future equipment revenue that is expected to be recognized within the next year. The remaining $64.3 million primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract. We have excluded from this amount consideration from contracts that have an original duration of one year or less.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Service revenue
Connectivity	$52,607	$54,698	$153,029	$161,559
Entertainment and other	717	651	2,054	1,759
Total service revenue	$53,324	$55,349	$155,083	$163,318
Equipment revenue
ATG	$10,785	$20,099	$27,285	$43,778
Satellite	2,176	5,292	9,068	14,336
Other	240	600	648	1,698
Total equipment revenue	$13,201	$25,991	$37,001	$59,812
Customer type
Aircraft owner/operator	$53,324	$55,349	$155,083	$163,318
OEM and aftermarket dealer	13,201	25,991	37,001	59,812
Total revenue	$66,525	$81,340	$192,084	$223,130

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Contract balances

Our current and non-current deferred revenue balances totaled $2.5 million and $2.2 million as of September 30, 2020 and December 31, 2019, respectively. Deferred revenue includes, among other things, equipment and subscription connectivity products.

Our current and non-current contract asset balances totaled $10.4 million and $3.1 million as of September 30, 2020 and December 31, 2019, respectively. The contract asset balance as of September 30, 2020 was net of allowances of $0.3 million. See Note 10, “Composition of Certain Reserves and Allowances,” for additional information regarding allowances. Contract assets represent the aggregate amount of revenue recognized in excess of billings primarily for certain promotional sales programs.
6.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 11, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities.  In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Additionally, the calculation of weighted average shares outstanding as of September 30, 2020 and 2019 excludes approximately 2.1 million shares and 7.2 million shares, respectively, associated with the Forward Transactions.

As a result of the net loss for the three and nine month periods ended September 30, 2020 and 2019, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2020 and 2019; however, because of the undistributed losses, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share in 2020 and 2019 as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net loss from continuing operations	$(8,890)	$(2,854)	$(32,479)	$(87,495)
Net loss from discontinued operations	(71,234)	(20,037)	(218,402)	(36,158)
Net loss	(80,124)	(22,891)	(250,881)	(123,653)
Less: Participation rights of the Forward Transactions	-	-	-	-
Undistributed losses	$(80,124)	$(22,891)	$(250,881)	$(123,653)

Weighted-average common shares outstanding-basic and diluted	82,707	80,908	81,892	80,370

Net loss attributable to common stock per share from continuing operations-basic and diluted	$(0.11)	$(0.04)	$(0.40)	$(1.09)

Net loss attributable to common stock per share from discontinued operations-basic and diluted	(0.86)	(0.25)	(2.67)	(0.45)

Net loss attributable to common stock per share -basic and diluted	$(0.97)	$(0.29)	$(3.07)	$(1.54)

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

7.	Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or market. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Work-in-process component parts	$19,663	$23,141
Finished goods	15,444	12,064
Total inventory	$35,107	$35,205

8.	Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Contract assets	$1,670	$540
Restricted cash	560	560
Other	4,218	5,713
Total prepaid expenses and other current assets	$6,448	$6,813

Property and equipment as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Office equipment, furniture, fixtures and other	$10,650	$10,526
Leasehold improvements	12,012	12,012
Network equipment	139,049	138,727
	161,711	161,265
Accumulated depreciation	(97,404)	(92,082)
Total property and equipment, net	$64,307	$69,183

Other non-current assets as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Contract assets, net of allowances of $320 and $0, respectively (1)	$8,719	$2,588
Restricted cash	5,101	7,099
Other	1,542	2,434
Total other non-current assets	$15,362	$12,121

(1)	Allowances for contract assets as of September 30, 2020 is due to the adoption of ASC 326. See Note 10, “Composition of Certain Reserves and Allowances,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued liabilities as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Accrued interest	$43,427	$17,048
Operating leases	7,197	7,580
Employee compensation and benefits (1)	11,296	9,818
Taxes	1,950	5,037
Current portion of ABL Credit Facility (2)	6,000	-
Warranty reserve	2,050	2,500
Other	5,981	6,087
Total accrued liabilities	$77,901	$48,070

(1)

Includes certain amounts expected to be paid in Gogo common stock for employees classified within discontinued operations. See Note, 17 “Employee Retirement and Postretirement Benefits,” for additional information.

(2)	See Note 11, “Long-Term Debt and Other Liabilities,” for additional information.

Other non-current liabilities as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Asset retirement obligations	$4,296	$4,093
Deferred tax liabilities	2,474	2,340
Employee compensation (1)	1,308	-
Other	2,825	1,098
Total other non-current liabilities	$10,903	$7,531

(1)

Includes certain amounts expected to be paid in Gogo common stock for employees classified within discontinued operations. See Note, 17 “Employee Retirement and Postretirement Benefits,” for additional information.

9.	Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets. Intangible assets with indefinite lives and goodwill are not amortized; rather, they are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of our indefinite-lived intangible assets and goodwill during the fourth quarter of each fiscal year. We also reevaluate the useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The results of our annual indefinite-lived intangible assets and goodwill impairment assessments in the fourth quarter of 2019 indicated no impairment. As of September 30, 2020, as a result of COVID-19, we reviewed the carrying value of our indefinite-lived intangible assets and goodwill and concluded there were no impairments.

As of both September 30, 2020 and December 31, 2019, our goodwill balance was $0.6 million.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Our intangible assets, other than goodwill, as of September 30, 2020 and December 31, 2019 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of September 30, 2020			As of December 31, 2019
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:

Software	3.4	$48,572	$(29,787)	$18,785	$42,591	$(25,191)	$17,400
Other intangible assets	8.0	1,500	-	1,500	1,500	-	1,500
Service customer relationships		8,081	(8,081)	-	8,081	(8,081)	-
OEM and dealer relationships		6,724	(6,724)	-	6,724	(6,724)	-
Total amortized intangible assets		64,877	(44,592)	20,285	58,896	(39,996)	18,900

Unamortized intangible assets:

FCC Licenses		32,283	-	32,283	32,283	-	32,283

Total intangible assets		$97,160	$(44,592)	$52,568	$91,179	$(39,996)	$51,183

Amortization expense was $1.6 million and $4.6 million, respectively, for the three and nine month periods ended September 30, 2020 and $1.2 million and $4.2 million, respectively, for the prior-year periods.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2020 (period from October 1 to December 31)	$1,817
2021	$7,168
2022	$4,637
2023	$2,159
2024	$873
Thereafter	$3,631

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

10.	Composition of Certain Reserves and Allowances

Credit Losses — We regularly evaluate our accounts receivable and contract assets for expected credit losses. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on the aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of each customer’s financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. We apply a similar methodology towards our current and non-current contract asset balances.  However, due to the inherent additional risk associated with a long-term receivable, an additional provision is applied towards contract asset balances that will diminish over time as the contract nears its expiration date. For the three and nine months ended September 30, 2020, we also considered the current and estimated future economic and market conditions resulting from the COVID-19 pandemic in the determination of our estimated credit losses.

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

A summary of our allowances for credit losses were as follows (in thousands):

	For the three months ended
	September 30, 2020
		Other
	Accounts	non-current
	Receivable	assets
Balance at July 1, 2020	$1,619	$250
Current-period provision for expected credit losses	127	70
Write-offs charged against the allowances	(216)	-
Other and foreign currency	9	-
Balance at September 30, 2020	$1,539	$320

	For the nine months ended
	September 30, 2020
		Other
	Accounts	non-current
	Receivable	assets
Balance at January 1, 2020	$660	$-
Cumulative-effect adjustment of ASC 326 adoption	404	75
Current-period provision for expected credit losses	803	245
Write-offs charged against the allowances	(411)	-
Other and foreign currency	83	-
Balance at September 30, 2020	$1,539	$320

Warranties — We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $2.1 million and $2.5 million, respectively, as of September 30, 2020 and December 31, 2019.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

11.	Long-Term Debt and Other Liabilities

Long-term debt as of September 30, 2020 and December 31, 2019 was as follows (in thousands):

	September	December
	30, 2020	31, 2019
2024 Senior Secured Notes	$921,672	$921,137
2022 Convertible Notes	211,643	201,868
ABL Credit Facility	14,000	-
2020 Convertible Notes	-	2,498
Total debt	1,147,315	1,125,503
Less deferred financing costs	(20,681)	(24,255)
Total long-term debt	$1,126,634	$1,101,248

2024 Senior Secured Notes - On April 25, 2019 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (“Gogo Finance” and, together with GIH, the “Issuers”) issued $905 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Initial Notes”) under an indenture (the “Base Indenture”), dated as of April 25, 2019, among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Initial 2024 Subsidiary Guarantors” and, together with us, the “Initial 2024 Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral  Agent”). On May 3, 2019, the Issuers, the Initial 2024 Guarantors and the Trustee entered into the first supplemental indenture (the “First Supplemental Indenture”) to increase the amount of indebtedness that may be incurred under Credit Facilities (as defined in the 2024 Indenture) by GIH or its subsidiaries that are 2024 Guarantors (as defined below) by $20 million in aggregate principal amount. On March 6, 2020, the Issuers, the Initial 2024 Guarantors, Gogo Air International GmbH (an indirect subsidiary of GIH) (“Gogo International”) and the Trustee entered into a second supplemental indenture (the “Second Supplemental Indenture”) to add Gogo International as a guarantor under the 2024 Indenture. On July 31, 2020, the Issuers, the Initial 2024 Guarantors, Gogo International and Gogo Inflight Internet Canada Ltd., Gogo ATG LLC and Gogo CA Licenses LLC (collectively, the “Additional Guarantors” and, together with the Initial 2024 Guarantors and Gogo International, the “2024 Guarantors”) and the Trustee entered into a third supplemental indenture (together with the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “2024 Indenture”) to add the Additional Guarantors as guarantors under the 2024 Indenture. On May 7, 2019, the Issuers issued an additional $20 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Additional Notes” and, together with the Initial Notes, the “Existing 2024 Senior Secured Notes”). We refer to the Initial Notes, the Additional Notes and the 2020 Additional Notes (as defined below) collectively as the “2024 Senior Secured Notes”. The Initial Notes were issued at a price equal to 99.512% of their face value, and the Additional Notes were issued at a price equal to 100.5% of their face value, resulting in aggregate gross proceeds of $920.7 million. Additionally, we received approximately $0.1 million for interest that accrued from April 25, 2019 through May 7, 2019 with respect to the Additional Notes that was included in our interest payment on November 1, 2019. The 2024 Senior Secured Notes are guaranteed on a senior secured basis by Gogo Inc. and all of GIH’s existing and future restricted subsidiaries (other than Gogo Finance), subject to certain exceptions. The 2024 Senior Secured Notes and the related guarantees are secured by second-priority liens on the ABL Priority Collateral (as defined below) and by first-priority liens on the Cash Flow Priority Collateral (as defined below), including pledged equity interests of the Issuers and all of GIH’s existing and future restricted subsidiaries guaranteeing the 2024 Senior Secured Notes, except for certain excluded assets and subject to permitted liens. Upon the closing of the Transaction, certain subsidiaries will be released from their guarantees under the 2024 Indenture, and certain of the ABL Priority Collateral and Cash Flow Priority Collateral will be released.

As of September 30, 2020 and December 31, 2019, the outstanding principal amount of the 2024 Senior Secured Notes was $925.0 million for both dates, the unaccreted debt discount was $3.3 million and $3.9 million, respectively, and the net carrying amount was $921.7 million and $921.1 million, respectively.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We paid approximately $22.0 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which have been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $0.9 million and $2.7 million for the three and nine month periods ended September 30, 2020, respectively, and $0.9 million and $1.5 million, respectively, for the prior-year periods. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, the balance of unamortized deferred financing costs related to the 2024 Senior Secured Notes was $17.0 million and $19.7 million, respectively, and was included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 12, “Interest Costs,” for additional information.

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

The 2024 Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding 2024 Senior Secured Notes issued under the 2024 Indenture to be due and payable immediately. As of September 30, 2020, no event of default had occurred.

On November 6, 2020, the Issuers and the 2024 Guarantors entered into a Purchase Agreement with certain holders of the Existing 2024 Senior Secured Notes (the “Purchasers”) pursuant to which the Purchasers agreed to purchase $50 million aggregate principal amount of the Issuers’ 9.875% senior secured notes due 2024 (the “2020 Additional Notes”). The 2020 Additional Notes will be issued at a price equal to 103.5% of their face value, resulting in aggregate gross proceeds of $51.8 million.  The closing of the purchase of 2020 Additional Notes (the “Notes Closing”) is subject to customary conditions, including execution by the Issuers, the 2024 Guarantors and the Trustee of a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the 2024 Indenture to increase the amount of additional indebtedness under Credit Facilities (as defined in the 2024 Indenture) that may be incurred by the Issuers or the Subsidiary Guarantors (as defined in the 2024 Indenture) under the 2024 Indenture by $50 million (from $20 million to $70 million in aggregate principal amount). The Fourth Supplemental Indenture was executed on November 9, 2020, following our receipt of consents from holders of a majority of the outstanding principal amount of the Existing 2024 Senior Secured Notes

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(excluding Existing 2024 Senior Secured Notes held by the Issuers or any affiliates of the Issuers). The Purchase Agreement will terminate on November 13, 2020 if the Notes Closing has not occurred by such date.

On November 6, 2020, we entered into the Letter Agreement with the Purchasers, pursuant to which, and conditioned on the Notes Closing, we agreed that if the Transaction has not closed by May 5, 2021, we will issue equity securities in one or more transactions with aggregate net proceeds of no less than $20 million by no later than May 5, 2021. If by May 5, 2021, the closing of the Transaction has not occurred and we have not issued equity securities with net proceeds of at least $20 million, then subject to certain conditions, we will be required to issue up to $5.0 million in aggregate principal amount of 2020 Additional Notes to the Purchasers and the Purchasers will have the right to require the Issuers to repurchase all or a portion of the 2020 Additional Notes from the Purchasers between December 15, 2021 and the maturity date of the 2024 Senior Secured Notes.

  In order to permit the transactions contemplated by the Purchase Agreement and the Letter Agreement, on November 6, 2020, the Borrowers entered into an amendment to the ABL Credit Agreement (the “ABL Credit Agreement Amendment”) with the lenders party thereto and the Administrative Agent to permit (i) the issuance of $50.0 million aggregate principal amount of 2020 Additional Notes by November 13, 2020 and (ii) the issuance of $5.0 million aggregate principal amount of 2020 Additional Notes by May 7, 2021, in each case, subject to the terms of the Intercreditor Agreement (as defined below).  The ABL Credit Agreement Amendment became effective immediately upon execution.

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

Borrowing availability under the ABL Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable (including eligible unbilled accounts receivable) and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings. As of September 30, 2020, less than $1 million remained available for borrowing under the terms of the agreement that would allow for the company to meet the “payment conditions” criteria as described in our ABL Credit Agreement. As of September 30, 2020 and December 31, 2019, $20.0 million and zero, were outstanding under the ABL Credit Facility, respectively.  As a result of the borrowing base collateral that we have forecasted for the next twelve months, of the $20.0 million outstanding under the ABL Credit Facility as of September 30, 2020, $6.0 million was classified as current and included in accrued liabilities on our unaudited condensed consolidated balance sheet.

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

The obligations under the ABL Credit Agreement are guaranteed by Gogo Inc. and all of its existing and future subsidiaries, subject to certain exceptions (collectively, the “ABL Guarantors”), and such obligations and the obligations of the ABL Guarantors are secured on a (i) senior basis by a perfected security interest in all present and after-acquired inventory, accounts receivable, deposit accounts, securities accounts, and any cash or other assets in such accounts and other related assets owned by each ABL Guarantor and the proceeds of the foregoing, subject to certain exceptions (the “ABL Priority Collateral”) and (ii) junior basis by a perfected security interest in substantially all other tangible and intangible assets owned by each ABL Guarantor (the “Cash Flow Priority Collateral”). Upon the closing of the Transaction, certain subsidiaries will be released from their guarantees under the ABL Credit Agreement, and certain of the ABL Priority Collateral and Cash Flow Priority Collateral will be released.

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

The ABL Credit Agreement includes a minimum fixed charge coverage ratio test of no less than 1.00 to 1.00, which is tested only when Specified Availability is less than the greater of (A) $4.5 million and (B) 15.0% of the then effective commitments under the ABL Credit Facility, and continuing until the first day immediately succeeding the last day of the calendar month which includes the thirtieth (30th) consecutive day on which Specified Availability is in excess of such threshold so long as no default has occurred and is continuing and certain other conditions are met.  As of September 30, 2020, Specified Availability had not fallen below the amount specified and therefore the minimum fixed charge coverage ratio test was not applicable. Full availability under the ABL Credit Facility may be limited by our ability to comply with the fixed charge coverage ratio in future periods.

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

We paid approximately $0.9 million of origination fees and financing costs related to the issuance of the ABL Credit Facility, which have been accounted for as deferred financing costs. The deferred financing costs on our unaudited condensed consolidated balance sheet are being amortized over the contractual term of the ABL Credit Facility using the effective interest method. Total amortization expense was $0.1 million and $0.3 million, respectively, for the three and nine month periods ended September 30, 2020. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, the balance of unamortized deferred financing costs related to the ABL Credit Facility was $0.5 million and $0.8 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheet. See Note 12, “Interest Costs,” for additional information.

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

The $237.8 million of proceeds received from the issuance of the 2022 Convertible Notes was initially allocated between long-term debt (the liability component) at $188.7 million and additional paid-in capital (the equity component) at $49.1 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2022 Convertible Notes. If we or the note holders elect not to settle the debt through conversion, we must settle the 2022 Convertible Notes at face value. Therefore, the liability component will be accreted up to the face value of the 2022 Convertible Notes, which will result in additional non-cash interest expense being recognized in the consolidated statements of operations through the 2022 Convertible Notes maturity date (see Note 12, “Interest Costs,” for additional information). The effective interest rate on the 2022 Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 13.6%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of September 30, 2020 and December 31, 2019, the outstanding principal on the 2022 Convertible Notes was $237.8 million on both dates, the unaccreted debt discount was $26.2 million and $35.9 million, respectively, and the net carrying amount of the liability component was $211.6 million and $201.9 million, respectively.

We incurred approximately $8.1 million of issuance costs related to the issuance of the 2022 Convertible Notes, of which $6.4 million and $1.7 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2022 Convertible Notes. The $6.4 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.5 million and $1.3 million, respectively, for the three and nine month periods ended September 30, 2020, and $0.4 million and $1.2 million, respectively, for the prior-year periods. Amortization expense is included in interest expense in the consolidated statements of operations. As of September 30, 2020 and December 31, 2019, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $3.2 million and $4.5 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheets. See Note 12, “Interest Costs,” for additional information.

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

The first of the above events allowing for conversion prior to January 15, 2022 occurred during the three month period ended September 30, 2020, and, as a result, the 2022 Convertible Notes are convertible during the fourth quarter of 2020.  None of the above events allowing for conversion prior to January 15, 2022 occurred during the year ended December 31, 2019. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2022 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding May 15, 2022.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The $361.9 million of proceeds received from the issuance of the 2020 Convertible Notes was initially allocated between long-term debt (the liability component) at $261.9 million and additional paid-in capital (the equity component) at $100.0 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2020 Convertible Notes. If we or the holders of 2020 Convertible Notes elected not to settle the debt through conversion, we were required to settle the 2020 Convertible Notes at face value. Therefore, the liability component was accreted up to the face value of the 2020 Convertible Notes, which resulted in additional non-cash interest expense being recognized in the consolidated statements of operations (see Note 12, “Interest Costs,” for additional information). The effective interest rate on the 2020 Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 11.5%.

As noted above, the 2020 Convertible Notes were no longer outstanding upon maturity on March 1, 2020. As of December 31, 2019, the outstanding principal on the 2020 Convertible Notes and the net carrying amount of the liability component was $2.5 million and the unamortized debt discount was zero.

We incurred approximately $10.4 million of issuance costs related to the issuance of the 2020 Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2020 Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet was amortized over the term of the 2020 Convertible Notes using the effective interest method. As of December 31, 2019, the balance of unamortized deferred financing costs related to the 2020 Convertible Notes was zero. Total amortization expense of the deferred financing costs was $0.3 million for the nine month period ended September 30, 2019 and is included in interest expense in the unaudited condensed consolidated statements of operations. See Note 12, “Interest Costs,” for additional information.

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

Restricted Cash - Our restricted cash balances were $5.7 million and $7.7 million, respectively, as of September 30, 2020 and December 31, 2019 and primarily consist of letters of credit. Certain of the letters of credit require us to maintain restricted cash accounts in a similar amount, and are issued for the benefit of the landlords at our current office locations in Chicago, IL, Bensenville, IL and Broomfield, CO.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

12.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three and nine month periods ended September 30, 2020 and 2019 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Interest costs charged to expense	$26,164	$26,250	$78,928	$83,977
Amortization of deferred financing costs	1,484	1,328	4,355	3,901
Accretion of debt discount	3,551	3,116	10,312	12,508
Amortization of debt premium	-	-	-	(1,018)
Interest expense	31,199	30,694	93,595	99,368
Interest costs capitalized to property and equipment	-	-	-	11
Interest costs capitalized to software	381	188	565	428
Total interest costs	$31,580	$30,882	$94,160	$99,807

13.	Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. For leases subsequent to adoption of ASC 842, lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements for certain facilities and equipment as well as tower space and base stations. Certain tower space leases have renewal option terms that have been deemed to be reasonably certain to be exercised. These renewal options extend a lease up to 20 years. We recognize operating lease expense on a straight-line basis over the lease term. As of September 30, 2020, there were no significant leases which have not commenced.

The following is a summary of our lease expense included in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2020	September 30, 2019
Operating lease cost	$2,864	$2,837
Financing lease cost:
Amortization of leased assets	38	171
Interest on lease liabilities	31	8
Total lease cost	$2,933	$3,016

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2020	September 30, 2019
Operating lease cost	$8,657	$8,800
Financing lease cost:
Amortization of leased assets	219	548
Interest on lease liabilities	80	35
Total lease cost	$8,956	$9,383

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2020	September 30, 2019
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$9,331	$9,847
Operating cash flows used in financing leases	$80	$35
Financing cash flows used in financing leases	$513	$532
Non-cash items:
Operating leases obtained	$2,660	$2,795
Financing leases obtained	$428	$-
Weighted average remaining lease term
Operating leases	7 years	8 years
Financing leases	2 years	1 year

Weighted average discount rate
Operating leases	10.4%	10.3%
Financing leases	11.1%	8.1%

Annual future minimum lease payments as of September 30, 2020 (in thousands):

	Operating	Financing
Years ending December 31,	Leases	Leases
2020 (period from October 1 to December 31)	$2,280	$126
2021	12,566	503
2022	11,278	442
2023	7,276	80
2024	5,521	-
Thereafter	28,956	-
Total future minimum lease payments	67,877	1,151
Less: Amount representing interest	(22,457)	(177)
Present value of net minimum lease payments	$45,420	$974

Reported as of September 30, 2020
Accrued liabilities	$7,197	$339
Non-current operating lease liabilities	38,223	-
Other non-current liabilities	-	635
Total lease liabilities	$45,420	$974

14.	Commitments and Contingencies

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We have entered into a number of agreements pursuant to which we indemnify the other party for losses and expenses suffered or incurred in connection with any patent, copyright, or trademark infringement or misappropriation claim asserted by a third party with respect to our equipment or services. The maximum potential amount of future payments we could be required to make under these indemnification agreements is uncertain and is typically not limited by the terms of the agreements.

Linksmart Litigation - On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against Gogo Inc., Gogo LLC and eight of our airline partners in the U.S. District Court for the Central District of California alleging that our redirection server and login portal infringe a patent owned by the plaintiff. The suits seek an unspecified amount of damages. We are required under our contracts with these airlines to indemnify them for defense costs and any liabilities resulting from the suit. The Court has stayed the suits against our airline customers pending resolution of the suit against Gogo. Linksmart has also filed suit against other defendants asserting the same patent. Following the filing by one of those defendants of a petition to commence an inter partes review against the asserted patent in the U.S. Patent and Trademark Office, the Court stayed the litigation against such other defendant and Gogo, but such stay was lifted in July 2019 when the U.S. Patent and Trademark Office determined that the petitioner had not met the standard of proof required to commence the inter partes review. We believe that the plaintiff’s claims are without merit and intend to defend them vigorously. The outcome of this litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Financial Officer and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019 the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and in December 2019, plaintiffs filed a second amended complaint. In February 2020 we filed a motion to dismiss such second amended complaint. In July 2020, plaintiffs filed a motion requesting leave to file a proposed third amendment complaint, which was granted by the Court. Plaintiffs proceeded to file the third amended complaint in July 2020 and we filed a motion to dismiss in September 2020. We believe that the claims are without merit and intend to continue to defend the claims vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit.  No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the 2024 Senior Secured Notes and the 2022 Convertible Notes, and, while outstanding, the 2020 Convertible Notes, which are reflected on the consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the 2024 Senior Secured Notes, the 2022 Convertible Notes, and, while outstanding, the 2020 Convertible Notes, by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our September 30, 2020 unaudited condensed consolidated balance sheet, excluding any issuance costs, are the amount that a market participant would be willing to lend at September 30, 2020 to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the 2024 Senior Secured Notes, the 2022 Convertible Notes and, while outstanding, the 2020 Convertible Notes. The calculated fair value of each of the 2022 Convertible Notes and, while outstanding, the 2020 Convertible Notes is correlated to our stock price and as a result, significant changes to our stock price could have a significant impact on their calculated fair values.

The fair value and carrying value of long-term debt as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020			December 31, 2019
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value

2024 Senior Secured Notes	$989,000	$921,672	(2)	$982,000	$921,137	(2)
2022 Convertible Notes	$379,000	$211,643	(3)	$297,000	$201,868	(3)
2020 Convertible Notes	$-	$-		$2,498	$2,498

(1)	Fair value amounts are rounded to the nearest million, except for the 2020 Convertible Notes, as of December 31, 2019.
(2)

Carrying value of the 2024 Senior Secured Notes reflects the unaccreted debt discount of $3.3 million and $3.9 million, respectively, as of September 30, 2020 and December 31, 2019. See Note 11, “Long-Term Debt and Other Liabilities,” for further information.

(3)

Carrying value of the 2022 Convertible Notes reflects the unaccreted debt discount of $26.1 million and $35.9 million, respectively, as of September 30, 2020 and December 31, 2019. See Note 11, “Long-Term Debt and Other Liabilities,” for further information.

We have held-to-maturity financial instruments where carrying value approximates fair value. There were no fair value adjustments to these financial instruments during the three and nine month periods ended September 30, 2020 and 2019.
16.	Income Tax

The effective income tax rates for continuing operations for the three and nine month periods ended September 30, 2020 and 2019 were 0.7% and (0.7)%, respectively, as compared with (5.7)% and (0.5)%, respectively, for the prior-year periods. For the three and nine month periods ended September 30, 2020 and 2019, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We are subject to income taxation in the United States, various states within the United States, Canada, Switzerland, Japan, Mexico, Brazil, Singapore, the United Kingdom, Hong Kong, Australia, China, India, France, Germany and the Netherlands. With few exceptions, as of September 30, 2020, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2016.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three and nine month periods ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, we did not have a liability recorded for interest or potential penalties.

We do not expect a change in the unrecognized tax benefits within the next 12 months.

17.	Employee Retirement and Postretirement Benefits

Stock-Based Compensation — As of September 30, 2020, we maintained three stock-based incentive compensation plans (“Stock Plans”), as well as an Employee Stock Purchase Plan (“ESPP”). See Note 12, “Stock-Based Compensation,” in our 2019 10-K for further information regarding these plans. Most of our equity grants are awarded on an annual basis.

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

For the nine month period ended September 30, 2020, options to purchase 4,140,378 shares of common stock were granted, 38,383 options to purchase shares of common stock were exercised, options to purchase 71,008 shares of common stock were forfeited and options to purchase 2,929,350 shares of common stock expired. In addition, pursuant to an option exchange program that closed on June 12, 2020, we accepted for exchange, in the aggregate, eligible options (which excluded options granted for service by non-executive members of our board of directors) to purchase 6,664,773 shares of common stock. The surrendered eligible options were cancelled, and we granted replacement options to purchase an aggregate of 2,896,383 shares of our common stock in exchange for the tendered eligible options.

The stock-based compensation expense resulting from the option exchange program was less than $1.0 million, and the amount will be recorded on a straight-line basis through December 31, 2022.

For the nine month period ended September 30, 2020, 3,033,702 RSUs were granted, 2,146,750 RSUs vested (of which 193,154 were RSUs that vested in connection with the performance modification) and 549,493 RSUs were forfeited.

For the nine month period ended September 30, 2020, 25,977 restricted shares vested and no shares were cancelled. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

For the nine month period ended September 30, 2020, 192,702 Deferred Stock Units were granted and 26,508 vested.

For the nine month period ended September 30, 2020, 327,085 shares of common stock were issued under the ESPP.

In August 2020, we communicated to employees that the 2020 annual bonus, which historically has been paid in cash, is expected to be paid in shares of Gogo common stock. The bonus payment amount will be determined based upon our performance against established goals and as a result, the value of the shares of Gogo common stock expected to be distributed is classified as a liability as of September 30, 2020. In August 2020, we announced two new bonus plans. One is related to and contingent upon the closing of the Transaction and is expected to be paid in cash. This bonus has not been accrued as of September 30, 2020. The other is related to a reorganization of the business undertaken to prepare for the Transaction and is expected to be paid in shares of Gogo common stock. The payment of the reorganization bonus plan is fixed and as a result, the value of the shares of Gogo common stock expected to be distributed is classified as a liability as of September 30, 2020. The 2020 annual bonus and the reorganization bonus are treated as stock-based compensation in our unaudited condensed consolidated financial statements as they are expected to be paid in shares of Gogo common stock. Our compensation committee reserves the discretion to change the method of payment for any of the three bonus plans from cash to stock or vice versa.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Cost of service revenue	$179	$27	$239	$90
Cost of equipment revenue	203	60	338	211
Engineering, design and development	584	158	902	439
Sales and marketing	413	386	938	1,189
General and administrative	3,301	1,641	5,866	4,802
Total stock-based compensation expense	$4,680	$2,272	$8,283	$6,731

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.3 million and $0.9 million, respectively, during the three and nine month periods ended September 30, 2020 and $0.3 million and $1.0 million, respectively, for the prior-year periods.
18.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $4.5 million and $17.4 million, respectively, during the three and nine month periods ended September 30, 2020 and $8.1 million and $18.6 million, respectively, for the prior-year periods. Research and development costs are reported as a component of engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

•

our ability to complete the sale of our CA business in a timely manner, or at all, and the related uncertainty or disruption to our business and operations during the pendency of the sale, including as a result of certain contractual restrictions in the Purchase Agreement (as defined below);

•	our ability to operate as a standalone business subsequent to the sale of our CA business;
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
•

other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020 (the “2019 10-K”), in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 11, 2020 (the 2020 Q1 10-Q”), in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the SEC on August 10, 2020 (the “2020 Q2 10-Q”), and in Item 1A of this report.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2019 10-K, in Item 1A of the 2020 Q1 10-Q, in Item 1A of the 2020 Q2 10-Q and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to “years” or “fiscal” are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo (“we,” “us,” “our”) is the global leader in providing broadband connectivity solutions and wireless in-flight entertainment to the business aviation industry. Through our Business Aviation (“BA”) business, we provide in-flight Internet connectivity and other voice and data communications products and services and sell equipment for in-flight telecommunications to the business aviation market. These services include Gogo Biz, our in-flight broadband service, Gogo Vision, our in-flight entertainment service, and satellite-based voice and data services through our strategic alliances with satellite companies.

On August 31, 2020, we entered into an agreement to sell our Commercial Aviation, or “CA,” business to Intelsat Jackson Holdings S.A. (the “Buyer”), as discussed below.

Services provided on commercial aircraft by our CA business include Passenger Connectivity, which allows passengers to connect to the Internet from their personal Wi-Fi-enabled devices; Passenger Entertainment, which offers passengers the opportunity to enjoy a broad selection of in-flight entertainment options on their personal Wi-Fi enabled devices; and Connected Aircraft Services (“CAS”), which offer airlines connectivity for various operations and currently include, among other services, real-time credit card transaction processing, electronic flight bags and real-time weather information. Before classifying the CA business as held for sale, we divided it into two segments – Commercial Aviation North America, or “CA-NA,” and Commercial Aviation Rest of World, or “CA-ROW.”

Sale of the CA Business

On August 31, 2020, we entered into a purchase and sale agreement (the “Purchase Agreement”) with the Buyer, pursuant to which, subject to the satisfaction of the conditions set forth in the Purchase Agreement, we will sell our CA business to the Buyer through the sale of all of the issued and outstanding units of our subsidiaries Gogo LLC, a Delaware limited liability company, and Gogo International Holdings LLC, a Delaware limited liability company, for a purchase price of $400 million in cash, subject to certain adjustments (the “Transaction”).  As a result of the Transaction, the CA business is classified as held for sale and reported as discontinued operations and all periods presented in this Form 10-Q have been conformed to represent the CA business as a discontinued operation. See Note 3, “Discontinued Operations,” to our unaudited condensed consolidated financial statements for additional information.

Consummation of the Transaction is subject to the satisfaction or waiver of (i) certain customary mutual closing conditions, including (a) the absence of any law or injunction prohibiting consummation of the Transaction, (b) the expiration or termination of the required waiting, notice or review periods and approvals or clearances under the Hart-Scott-Rodino Act, as amended (the “HSR Act”), and certain other approvals under competition laws, (c) the receipt of the CFIUS Clearance (as defined in the Purchase Agreement) and (d) the receipt of certain specified regulatory approvals, including the receipt of approvals required by the Federal Communications Commission and (ii) certain conditions in favor of the Company, including that the Buyer Parent’s DIP Order and the Bankruptcy Court Order (each as defined in the Purchase Agreement), remain in full force and effect. The waiting period under the HSR Act expired on October 15, 2020. The Transaction has been approved by the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division.

Under the Purchase Agreement, until the closing of the Transaction, the Company will be subject to a customary exclusivity covenant, which restricts our ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in negotiations with third parties regarding alternative acquisition proposals.

The Purchase Agreement contains certain termination rights, including, among others, (i) for the Company and Buyer, if the Transaction is not consummated on or before April 30, 2021, subject to extension to July 31, 2021 for certain limited purposes, including obtaining certain required regulatory consents, and (ii) for the Company, if either the DIP Order or the Bankruptcy Court Order ceases to be in full force and effect.

At the closing of the Transaction, the parties will enter into certain ancillary agreements, including a transition services agreement, an intellectual property license agreement and commercial agreements, including a ATG network sharing agreement, pursuant to which we will provide to the Buyer certain inflight connectivity services on our current ATG network and access to the 5G ATG network upon its launch, subject to certain revenue sharing obligations. Under the ATG network sharing agreement, the Buyer will have exclusive access to the ATG network in North America, subject to minimum revenue guarantees starting at $5 million in the first year of the agreement.

We expect to use the proceeds from the Transaction to improve our net debt position and continue to invest in growth opportunities, such as Gogo 5G. The Transaction is currently expected to close before the end of the first quarter of 2021.

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

In BA, we continue to see signs that the business is recovering from mid-April lows, including an increase in daily flights and many previously suspended and deactivated aircraft returning to pre-COVID plans or better. With respect to the CA business held for sale, passenger traffic on commercial airlines started to decline significantly in late March 2020 and while it has increased somewhat from mid-April lows, it has continued to be significantly below pre-COVID levels through October 2020. The duration and severity of the reduction in travel demand due to the COVID-19 pandemic in both BA and CA is uncertain. In CA, we expect these trends to continue until the global pandemic has moderated and demand for air travel returns. There can be no assurance that any recovery observed to date will continue.

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

We also furloughed approximately 54% of our workforce beginning May 4, 2020. Additionally, effective August 14, 2020, we implemented a reduction in force of approximately 14% of our workforce. Furloughed employees not affected by the reduction in force returned to full time work on August 31, 2020. Effective May 4, 2020, we reduced compensation for salaried employees who were not furloughed. Salary reductions, which will be effective at least through the end of 2020, begin at 30% for the Chief Executive Officer, then 20% for the executive leadership team and reducing downward by staff level from there. In addition, the compensation for the members of our Board of Directors has been reduced by 30% for the last three quarters of 2020.

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
•

Financing – In March 2020, we drew $22 million under the ABL Credit Facility and in the second quarter we repaid $5 million of such amount. In the third quarter we repaid an additional $1 million and subsequently drew $4 million. As of September 30, 2020, $20 million was outstanding and less than $1 million remained available for borrowing under the terms of the agreement that would allow for the company to meet the “payment conditions” criteria as described in our ABL Credit Agreement. On November 6, 2020, we agreed to issue $50 million aggregate principal amount of additional 9.875% senior secured notes due 2024 at a price equal to 103.5% of their face value, which upon issuance will result in gross proceeds of $51.8 million. See Note 11, “Long-Term Debt and Other Liabilities,” for additional information.

We expect COVID-19 to continue to have a significant negative impact on our revenue and we are unable to predict how long that impact will continue. The extent of the impact of COVID-19 on both our continuing BA business and the CA business now held for sale, as well as on our financial and operational performance will depend on future developments, including the duration, spread and severity of the outbreak, the duration and geographic scope of related travel advisories and restrictions, and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are highly uncertain and cannot be predicted. We are unable to predict how long the pandemic and its negative impact will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel, our business partners and our business. Not only is the duration of the pandemic and future combative measures unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future material changes in the situation and whether the Company’s actions in response will be sufficient or successful. However, based on our current plans, including the measures taken in our response to COVID-19, we believe that our cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet our operating obligations, including our capital expenditure requirements, for at least the next twelve months.

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

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections.

Business Aviation

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Aircraft online (at period end)
Satellite	4,737	5,043	4,737	5,043
ATG	5,577	5,527	5,577	5,527
Average monthly service revenue per aircraft online
Satellite	$211	$244	$207	$244
ATG	2,996	3,087	2,910	3,083
Units Sold
Satellite	28	137	151	345
ATG	167	293	392	666
Average equipment revenue per unit sold (in thousands)
Satellite	$78	$39	$60	$42
ATG	65	69	70	66

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.
•	ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented.
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

Key Components of Consolidated Statements of Operations

As a result of the pending Transaction, the CA business is classified as held for sale and reported in discontinued operations and all periods presented in this Form 10-Q have been conformed to represent the CA business as a discontinued operation. We report the financial results of discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. The results of operations and cash flows of a discontinued operation are restated for all comparative periods presented. Refer to Note 3, “Discontinued Operations,” to our unaudited condensed consolidated financial statements for further information.

The following briefly describes certain key components of revenue and expenses for the BA business, as presented as a single segment in our consolidated statements of operations.

Revenue:

We generate two types of revenue: service revenue and equipment revenue.

Service Revenue:

Service revenue primarily consists of monthly subscription and usage fees paid by aircraft owners and operators for telecommunication, data, and in-flight entertainment services. Revenue is recognized as the services are provided to the customer.

Equipment Revenue:

Equipment revenue primarily consists of the sale of ATG and satellite connectivity equipment and the sale of entertainment equipment. We primarily recognize equipment revenue when the equipment is shipped to OEMs and dealers.

Cost of Service Revenue:

Cost of service revenue consists of ATG network costs, satellite provider service costs, transaction costs and costs related to network operations.

Beginning in January 2019, the BA segment assumed responsibility for operating and maintaining our ATG network and was allocated the majority of the 2019 ATG network costs. In 2020, we adopted a new allocation methodology for the ATG network costs utilizing pricing and usage for each of CA and BA. This allocation methodology has been applied retrospectively to prior periods as the CA business is classified as held for sale and reported in discontinued operations.

Cost of Equipment Revenue:

Our cost of equipment revenue primarily consists of the purchase costs for component parts used in the manufacture of our equipment and the production, installation, technical support and quality assurance costs associated with the equipment sales.

Engineering, Design and Development Expenses:

Engineering, design and development expenses include the costs to design and develop next generation technologies and to obtain and maintain FAA and other regulatory certifications. This includes the development of ground and airborne systems, including customization of network and airborne equipment, along with the design of airborne system installation processes. Engineering, design and development expenses also include costs associated with the enhancement of existing products. Upon adoption of revenue recognition standard ASC 606 on January 1, 2018, certification and other regulatory costs directly attributable to our new airline-directed customers are capitalized and amortized over the life of the contract.

Sales and Marketing Expenses:

Sales and marketing expenses consist of costs associated with activities related to customer sales (including sales commissions), digital marketing and lead generation, advertising and promotions, product management, trade shows and customer service support related activities to end users.

General and Administrative Expenses:

General and administrative expenses include staff and related operating costs of the business support functions, including finance and accounting, legal, human resources, administrative, information technology, facilities and executive groups.

Depreciation and Amortization:

Depreciation expense includes depreciation expense associated with our office equipment, furniture, fixtures and leasehold improvements. Amortization expense includes the amortization of our finite-lived intangible assets on a straight-line basis over their estimated useful lives that range from three to ten years, depending on the assets being amortized.

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

Revenue Recognition:

We account for revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Our CA business airline-directed contracts contain multiple performance obligations, which primarily include the sale of equipment, installation services, connectivity services and entertainment services.  For these contracts, we account for each distinct good or service as a separate performance obligation. We allocate the contract’s transaction price to each performance obligation using the relative standalone selling price, which is based on the actual selling price for any good or service sold separately to a similar class of customer, if available.  To the extent a good or service is not sold separately, we use our best estimate of the standalone selling price and maximize the use of observable inputs.  The primary method we use to estimate the standalone selling price is the expected cost-plus margin approach.

The contractual consideration used for allocation purposes includes connectivity and entertainment services, which may be based on a fixed monthly fee per aircraft or a variable fee based on the volume of connectivity activity, or a combination of both. Examples of variable consideration within our contracts include megabyte overages and pay-per-use sessions.

We constrain our estimates to reduce the probability of a significant revenue reversal in future periods, allocate variable consideration to the identified performance obligations and recognize revenue in the period the services are provided.  Our estimates are based on historical experience, anticipated future performance, market conditions and our best judgment at the time.  For the three and nine months ended September 30, 2020, our estimates included management’s best assumptions for the continued impact of COVID-19, which includes decreased flights and gross passenger opportunity (“GPO”).

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

See Note 5, “Revenue Recognition,” to our unaudited condensed consolidated financial statements for additional information.

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

In light of the COVID-19 pandemic and its impact on air travel, including decreased flights, decreased gross passenger opportunity and our airline partners’ temporary parking of a significant number of their aircraft, we conducted a review as of March 31, 2020 and determined that the carrying value for the asset groups related to three of our airline agreements for the CA business exceeded their estimated undiscounted cash flows, which triggered the need to estimate the fair value of these assets.  For the airborne assets and right-of-use assets associated with the three airline agreements (the “impaired assets”), we recorded an impairment charge of $46.4 million for the three month period ended March 31, 2020.  We conducted another review as of June 30, 2020 due to the continuation of the COVID-19 pandemic and the signing of the Delta amendment, and determined that $1.0 million of deferred STC costs were impaired due to the bankruptcy of three other airline partners. As such, we recorded a $1.0 million charge for impairment of long-lived assets.  See Note 3, “Discontinued Operations,” to our unaudited condensed consolidated financial statements for additional information.

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

Our impairment calculations contain uncertainties, including the impact of COVID-19, because they require management to make assumptions and to apply judgment to estimate future projected cash flows and estimated growth rates and discount rates, as well as new market participant assumptions. Estimates of future projected cash flows used in connection with the discounted cash flow analysis were consistent with the plans and estimates that we used to manage the business, including the impact of COVID-19, although there was inherent uncertainty in these estimates. The discount rate used in the calculation was based on our weighted average cost of capital. Our assessment as of March 31, 2020 indicated no impairment. Other than the impact of COVID-19 noted for the three month period ended March 31, 2020, no events were observed during the nine month period ended September 30, 2020 that may indicate that the carrying amount of intangible assets may not be recoverable.

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

For the three and nine months ended September 30, 2020, we also considered the current and estimated future economic and market conditions resulting from the COVID-19 pandemic in the determination of our estimated credit losses.

As such, we recorded a noncash cumulative effect adjustment to retained earnings of $3.7  million for estimated credit losses ($0.5 million associated with continuing operations and $3.2 million associated with discontinued operations) as a result of the adoption of ASC 326. During the three and nine month periods ended September 30, 2020, we recorded $0.2 million and $1.0 million, respectively, of provisions for expected credit losses, associated with our continuing operations.  For our discontinued operations, during the nine month period ended September 30, 2020, we recorded $10.7 million of provisions for expected credit losses, primarily related to one international airline partner entering bankruptcy administration, while we had recoveries of approximately $0.4 million during the three month period ended September 30, 2020.

We are continuously monitoring our assumptions used to determine our expected credit losses, including the impact of the COVID-19 pandemic, which could cause us to record additional material credit losses in future periods.

Recent Accounting Pronouncements

See Note 4, “Recent Accounting Pronouncements,” to our unaudited condensed consolidated financial statements for additional information.

Results of Operations

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations. The information contained in the table below should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

Gogo Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	September 30,		Ended September 30,
	2020	2019	2020	2019
Revenue:
Service revenue	$53,324	$55,349	$155,083	$163,318
Equipment revenue	13,201	25,991	37,001	59,812
Total revenue	66,525	81,340	192,084	223,130
Operating expenses:
Cost of service revenue (exclusive of items shown below)	11,635	10,046	32,809	29,847
Cost of equipment revenue (exclusive of items shown below)	8,543	14,915	24,036	38,122
Engineering, design and development	4,510	8,130	17,365	18,620
Sales and marketing	3,758	5,178	10,724	15,946
General and administrative	12,539	12,157	36,378	41,627
Depreciation and amortization	3,320	3,861	10,117	11,876
Total operating expenses	44,305	54,287	131,429	156,038
Operating income	22,220	27,053	60,655	67,092
Other (income) expense:
Interest income	(36)	(960)	(689)	(3,231)
Interest expense	31,199	30,694	93,595	99,368
Loss on extinguishment of debt	-	-		57,962
Other expense	12	19	12	27
Total other expense	31,175	29,753	92,918	154,126
Loss from continuing operations before income taxes	(8,955)	(2,700)	(32,263)	(87,034)
Income tax provision (benefit)	(65)	154	216	461
Net loss from continuing operations	(8,890)	(2,854)	(32,479)	(87,495)
Net loss from discontinued operations, net of tax	(71,234)	(20,037)	(218,402)	(36,158)
Net loss	$(80,124)	$(22,891)	$(250,881)	$(123,653)

Three and Nine Months Ended September 30, 2020 and 2019

Revenue:

Revenue and percent change for the three and nine month periods ended September 30, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Three Months		% Change	For the Nine Months		% Change
	Ended September 30,		2020 over	Ended September 30,		2020 over
	2020	2019	2019	2020	2019	2019
Service revenue	$53,324	$55,349	(3.7)%	$155,083	$163,318	(5.0)%
Equipment revenue	13,201	25,991	(49.2)%	37,001	59,812	(38.1)%
Total revenue	$66,525	$81,340	(18.2)%	$192,084	$223,130	(13.9)%

Revenue decreased to $66.5 million and $192.1 million, respectively, for the three and nine month periods ended September 30, 2020, as compared with $81.3 million and $223.1 million, respectively, for the prior-year periods, due to decreases in equipment revenue and service revenue.

Service revenue decreased to $53.3 million and $155.1 million, respectively, for the three and nine month periods ended September 30, 2020, as compared with $55.3 million and $163.3 million, respectively, for the prior-year periods primarily due to ATG deactivations and suspensions related to the COVID-19 pandemic.

Equipment revenue decreased to $13.2 million and $37.0 million, respectively, for the three and nine month periods ended September 30, 2020, as compared with $26.0 million and $59.8 million, respectively, for the prior-year periods, primarily due to decreases in the number of ATG and satellite units sold due to the COVID-19 pandemic.

COVID-19 continues to impact our revenues, resulting in a decrease in flights from pre-COVID levels, suspension of subscriptions and fewer activations. Despite a steady improvement from the lows experienced during the second quarter we still expect total revenue to be lower during the three month period ending December 31, 2020, as compared with the three month period ended December 31, 2019.

Cost of Revenue:

Cost of revenue and percent change for the three and nine month periods ended September 30, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Three Months		% Change	For the Nine Months		% Change
	Ended September 30,		2020 over	Ended September 30,		2020 over
	2020	2019	2019	2020	2019	2019
Cost of service revenue	$11,635	$10,046	15.8%	$32,809	$29,847	9.9%
Cost of equipment revenue	$8,543	$14,915	(42.7)%	$24,036	$38,122	(36.9)%

Cost of service revenue increased to $11.6 million and $32.8 million, respectively, for the three and nine month period ended September 30, 2020, as compared with $10.0 million and $29.8 million, respectively, for the prior-year periods, primarily due to an increase in allocated ATG network cost.

Cost of equipment revenue decreased to $8.5 million and $24.0 million, respectively, for the three and nine month periods ended September 30, 2020 as compared with $14.9 million and $38.1 million, respectively, for the prior-year periods, primarily due to a decrease in equipment revenue. We expect cost of service revenue to increase over time, primarily due to service revenue growth as well as increasing ATG network costs associated with Gogo 5G.

As noted in Note 2, “Impact of COVID-19 Pandemic,” we implemented various expense management and personnel actions to manage our costs and we continue to work with our vendors and evaluate projects to further improve our cost structure.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased to $4.5 million and $17.4 million, respectively, for the three and nine month periods ended September 30, 2020, as compared with $8.1 million and $18.6 million, respectively, for the prior-year periods primarily due to a decrease in Gogo 5G development costs and decreased personnel costs as a result of cost controls implemented by management.

As noted in Note 2, “Impact of COVID-19 Pandemic,” we implemented various expense management and personnel actions to manage our costs and we continue to work with our vendors and evaluate projects to further improve our cost structure.

Sales and Marketing Expenses:

Sales and marketing expenses decreased to $3.8 million and $10.7 million, respectively, for the three and nine month periods ended September 30, 2020, as compared with $5.2 million and $15.9 million, respectively, for the prior-year periods, primarily due to decreased personnel and advertising expenses as a result of cost controls implemented by management.

As noted in Note 2, “Impact of COVID-19 Pandemic,” we implemented various expense management and personnel actions to manage our costs and we continue to work with our vendors and evaluate projects to further improve our cost structure.

General and Administrative Expenses:

General and administrative expenses increased to $12.5 million for the three month period ended September 30, 2020, as compared with $12.2 million for the prior-year period, but decreased to $36.4 million for the nine month period ended September 30, 2020, as compared with $41.6 million for the prior-year period. The decrease for the nine month period was primarily due to lower outside services costs and the various cost controls implemented by management.

As noted in Note 2, “Impact of COVID-19 Pandemic,” we implemented various expense management and personnel actions to manage our costs and we continue to work with our vendors and evaluate projects to further improve our cost structure.

Depreciation and Amortization:

Depreciation and amortization expense decreased to $3.3 million and $10.1 million, respectively, for the three and nine month periods ended September 30, 2020, as compared with $3.9 million and $11.9 million, respectively, for the prior-year periods, primarily due to certain ATG network assets becoming fully depreciated.

Other (Income) Expense:

Other (income) expense and percent change for the three and nine month periods ended September 30, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended September 30,		2020 over
	2020	2019	2019
Interest income	$(36)	$(960)	(96.3)%
Interest expense	31,199	30,694	1.6%
Other expense	12	19	(36.8)%
Total	$31,175	$29,753	4.8%

	For the Nine Months		% Change
	Ended September 30,		2020 over
	2020	2019	2019
Interest income	$(689)	$(3,231)	(78.7)%
Interest expense	93,595	99,368	(5.8)%
Loss on extinguishment of debt	-	57,962	n/a
Other expense	12	27	n/a
Total	$92,918	$154,126	(39.7)%

Total other expense increased to $31.2 million for the three month period ended September 30, 2020, as compared with $29.8 million for the prior-year period, and total other expense decreased to $92.9 million for the nine month period ended September 30, 2020 as compared with $154.1 million for the prior-year period.  The increase for the three month period ended September 30, 2020 was primarily due to an increase in interest expense as a result of higher average debt outstanding during the current period as compared to the prior-year period. The decrease during the nine month period ended September 30, 2020 is due primarily to the loss on extinguishment of debt in the prior year, while no such activity occurred in the current year.

We expect our full-year 2020 interest expense to be down slightly as compared with 2019, primarily due to the reduction in interest expense related to the 2022 Senior Secured Notes, which were redeemed in full in May 2019, the partial repurchase of the 2020 Convertible Notes in April 2019 and the maturity of the remaining outstanding principal amount of 2020 Convertible Notes in March 2020. These decreases will be partially offset by higher average debt outstanding from the issuances of the 2024 Senior Secured Notes in April and May 2019 and November 2020, the drawdowns of the ABL Credit Facility since March 2020 and the associated accretion expense and amortization of deferred financing costs. See Note 11, “Long-Term Debt and Other Liabilities,” to our unaudited condensed consolidated financial statements for additional information.

Income Taxes:

The effective income tax rates for the three and nine month periods ended September 30, 2020 were 0.7% and (0.7)%, respectively, as compared with (5.7)% and (0.5)%, respectively, for the prior-year periods. For the three and nine month periods ended September 30, 2020 and 2019, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets.

We expect our income tax provision to increase in future periods to the extent we become profitable.

Discontinued Operations:

Loss from discontinued operations increased to $71.2 million and $218.4 million, respectively, for the three and nine month periods ended September 30, 2020, as compared with $20.0 million and $36.2 million, respectively, for the prior year periods due primarily to a decrease in revenue and an increase in depreciation expense.  Revenue decreased 63.3% and 49.0% for the three and nine month periods ended September 30, 2020 as compared with prior year periods, primarily as a result of COVID-19.   The increase in depreciation expense due primarily to the acceleration of depreciation for Delta aircraft as a result of the Delta amendment, partially offset by an increase in the amortization of deferred lease proceeds. Additionally, the nine month period included charges related to the impairment of long-lived assets and provisions for expected credit losses while no such charges were incurred in the prior year period. These changes were partially offset by declines in cost of service revenue, cost of equipment revenue, engineering, design, and development and general and administrative expenses, primarily due to the cost control measures that we implemented in 2020 as a result of COVID-19.

See Note 3, “Discontinued Operations,” to our unaudited condensed consolidated financial statements for additional information.

Non-GAAP Measures

In our discussion below, we discuss Adjusted EBITDA, as defined below, which is a non-GAAP financial measurements. Management uses Adjusted EBITDA for business planning purposes, including managing our business against internally projected results of operations and measuring our performance. This supplemental performance measure also provides another basis for comparing period-to-period results by excluding potential differences caused by non-operational and unusual or non-recurring items. Adjusted EBITDA may vary from and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is not a recognized measurement under accounting principles generally accepted in the United States, or GAAP; when analyzing our performance with Adjusted EBITDA investors should (i) evaluate each adjustment in our reconciliation to the corresponding GAAP measure, and the explanatory footnotes regarding those adjustments, and (ii) use Adjusted EBITDA in addition to, and not as an alternative to, net loss attributable to common stock as a measure of operating results.

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net loss attributable to common stock before interest expense, interest income, income taxes and depreciation and amortization expense.

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) discontinued operations, and (iii) loss on extinguishment of debt. Our management believes that the use of Adjusted EBITDA eliminates items that, management believes, have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude the results of our discontinued operations because it is not part of our ongoing operations.

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

Gogo Inc.

and Subsidiaries
Reconciliation of GAAP to Non-GAAP Measures
(in thousands, except per share amounts)
(unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(80,124)	$(22,891)	$(250,881)	$(123,653)
Interest expense	31,199	30,694	93,595	99,368
Interest income	(36)	(960)	(689)	(3,231)
Income tax provision (benefit)	(65)	154	216	461
Depreciation and amortization	3,320	3,861	10,117	11,876
EBITDA	(45,706)	10,858	(147,642)	(15,179)
Stock-based compensation expense	4,680	2,272	8,283	6,731
Loss from discontinued operations	71,234	20,037	218,402	36,158
Loss on extinguishment of debt	-	-	-	57,962
Adjusted EBITDA	$30,208	$33,167	$79,043	$85,672

Material limitations of Non-GAAP measures

Although EBITDA and Adjusted EBITDA are measurements frequently used by investors and securities analysts in their evaluations of companies, EBITDA and Adjusted EBITDA each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with GAAP.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months
	Ended September 30,
	2020	2019
Continuing operations cash flow activity:
Net cash provided by operating activities	$20,315	$1,421
Net cash used in investing activities	(6,363)	34,003
Net cash provided by (used in) financing activities	16,041	(3,500)
Discontinued operations cash flow activity	(84,505)	2,938
Effect of foreign exchange rate changes on cash	(19)	(357)
Net decrease in cash, cash equivalents and restricted cash	(54,531)	34,505
Cash, cash equivalents and restricted cash at the beginning of period	177,675	191,116
Cash, cash equivalents and restricted cash at the end of period	$123,144	$225,621
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$123,144	$225,621
Less: current restricted cash	560	535
Less: non-current restricted cash	5,101	7,424
Cash and cash equivalents at the end of the period	$117,483	$217,662

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

Liquidity:

As disclosed elsewhere in this report, the extent of the impact of COVID-19 on the CA and BA businesses and our financial and operational performance will depend on future developments, including the duration, spread and severity of the outbreak, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are highly uncertain and cannot be predicted. If our airline partners continue to experience significantly reduced demand for passenger traffic for an extended period and/or if the recent recovery observed in the BA business does not continue, our liquidity and financial condition may be materially adversely affected. The extent to which the outbreak affects our liquidity and financial condition will depend in part on our ability to successfully implement various measures intended to reduce expenses and/or conserve cash, including:

•

Personnel actions, including the implementation of a hiring freeze, a suspension of 2020 merit salary increases, a modification of the 2020 bonus program allowing awards to be paid in stock or a combination of stock and cash at our option, paying the after-tax portion of the CEO’s bonus payout in stock, a furlough of approximately 54% of our workforce which began May 4, 2020 and ended on August 31, 2020, a reduction in force of approximately 14% of our workforce that was implemented on August 14, 2020 and a reduction in salary for most employees who were not furloughed;

•

Expense management, including deferring purchases of capital equipment, delaying equipment installations, renegotiating agreements with suppliers, reducing other non-essential spend and renegotiating certain terms of our contracts with our airline partners; and

•	Financing activities, including drawings under the ABL Credit Facility and the issuance of the 2020 Additional Notes (as defined below).

See Note 2, “Impact of COVID-19 Pandemic” to our unaudited condensed consolidated financial statements and “Risk Factors ─ The COVID-19 pandemic, and the measures implemented to combat it, are having, and are likely to continue to have, a material adverse effect on our business. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be. It is likely that there will be future negative effects that we cannot presently predict, including near-term effects,” in Item 1A of Part II of this report.

Excluding the impact of our initial public offering, our prior credit facility, the 2022 Convertible Notes, the 2020 Convertible Notes, the 2024 Senior Secured Notes, the 2022 Senior Secured Notes and the ABL Credit Facility, to date we have not generated positive cash flows on a consolidated basis. However, based on our current plans, including the timely consummation of the Transaction and the measures taken in our response to COVID-19, we believe that our cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet our operating obligations, including our capital expenditure requirements, for at least the next twelve months. As detailed in Note 11, “Long-Term Debt and Other Liabilities,” since March 2020, in order to enhance our liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we have made certain drawings and repayments under the revolving ABL Credit Facility, and $20 million was outstanding as of September 30, 2020. As of September 30, 2020, less than $1 million remained available for borrowing under the terms of the agreement that would allow for the company to meet the “payment conditions” criteria as described in the agreement. Our intent is to continue to access the capital markets to refinance our future debt obligations on an as-needed basis.

On November 6, 2020, the Issuers and the 2024 Guarantors entered into a Purchase Agreement with certain holders of the Existing 2024 Senior Secured Notes (the “Purchasers”) pursuant to which the Purchasers agreed to purchase $50 million aggregate principal amount of the Issuers’ 9.875% senior secured notes due 2024 (the “2020 Additional Notes”). The 2020 Additional Notes will be issued at a price equal to 103.5% of their face value, resulting in aggregate gross proceeds of $51.8 million.  The closing of the purchase of 2020 Additional Notes (the “Notes Closing”) is subject to customary conditions, including execution by the Issuers, the 2024 Guarantors and the Trustee of a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the 2024 Indenture to increase the amount of additional indebtedness under Credit Facilities (as defined in the 2024 Indenture) that may be incurred by the Issuers or the Subsidiary Guarantors (as defined in the 2024 Indenture) under the 2024 Indenture by $50 million (from $20 million to $70 million in aggregate principal amount). The Fourth Supplemental Indenture was executed on November 9, 2020, following our receipt of consents from holders of a majority of the outstanding principal amount of the Existing 2024 Senior Secured Notes (excluding Existing 2024 Senior Secured Notes held by the Issuers or any affiliates of the Issuers). The Purchase Agreement will terminate on November 13, 2020 if the Notes Closing has not occurred by such date.

On November 6, 2020, we entered into the Letter Agreement with the Purchasers, pursuant to which, and conditioned on the Notes Closing, we agreed that if the Transaction has not closed by May 5, 2021, we will issue equity securities in one or more transactions with aggregate net proceeds of no less than $20 million by no later than May 5, 2021. If by May 5, 2021, the closing of the Transaction has not occurred and we have not issued equity securities with net proceeds of at least $20 million, then subject to certain conditions, we will be required to issue up to $5.0 million in aggregate principal amount of 2020 Additional Notes to the Purchasers and the Purchasers will have the right to require the Issuers to repurchase all or a portion of the 2020 Additional Notes from the Purchasers between December 15, 2021 and the maturity date of the 2024 Senior Secured Notes.

In order to permit the transactions contemplated by the Purchase Agreement and the Letter Agreement, on November 6, 2020, the Borrowers entered into an amendment to the ABL Credit Agreement (the “ABL Credit Agreement Amendment”) with the lenders party thereto and the Administrative Agent to permit (i) the issuance of $50.0 million aggregate principal amount of 2020 Additional Notes by November 13, 2020 and (ii) the issuance of $5.0 million aggregate principal amount of 2020 Additional Notes by May 7, 2021, in each case, subject to the terms of the Intercreditor Agreement.  The ABL Credit Agreement Amendment became effective immediately upon execution.

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

For additional information on the 2024 Senior Secured Notes, the ABL Credit Facility, the 2022 Senior Secured Notes, the 2022 Convertible Notes and the 2020 Convertible Notes, see Note 11, “Long-Term Debt and Other Liabilities,” to our unaudited condensed consolidated financial statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Nine Months
	Ended September 30,
	2020	2019
Net loss	$(32,479)	$(87,495)
Non-cash charges and credits	34,312	92,531
Changes in operating assets and liabilities	18,482	(3,615)
Net cash provided by operating activities	$20,315	$1,421

For the nine month period ended September 30, 2020, cash provided by operating activities was $20.3 million as compared with net cash provided by operating activities of $1.4 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•	A $22.1 million increase in cash flows related to operating assets and liabilities resulting from:
o	An increase in cash flows due to the following:
▪	Changes in accrued interest due to changes in the timing of payments as compared to the prior-year; and
▪	Changes in accounts receivable due primarily to the timing of collections and a decrease in revenue as a result of COVID-19.
o	Offset in part by a decrease in cash flows due to the following:
▪	Changes in accounts payable and accrued liabilities due primarily to the timing of payments; and
▪	Changes in contract assets due primarily to additional promotional sales programs in the current year as compared to the prior year.

•	Partially offset by a $3.2 million decrease in net loss and non-cash charges and credits, as noted above under “—Results of Operations.”

Cash flows provided by (used in) Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to cell site construction, software development, and data center upgrades. See “— Capital Expenditures” below. Additionally, cash used in investing activities includes net changes in our short-term investments of a cash inflow of $39.3 million for the nine month period ended September 30, 2019, while no such activity occurred in the current year as we no longer hold any short-term investments.

Cash flows provided by (used in) Financing Activities:

Cash provided by financing activities for the nine month period ended September 30, 2020 was $16.0 million primarily due to the $26.0 million of proceeds from the ABL Credit Facility offset in part by the repayment of $6.0 million of the ABL Credit Facility and repayment on maturity of the outstanding $2.5 million in aggregate principal amount of the 2020 Convertible Notes on March 1, 2020.

Cash used in financing activities for the nine month period ended September 30, 2019 was $3.5 million primarily due to the redemption of all of our outstanding 2022 Senior Secured Notes (including the make-whole premium payable under the indenture governing the 2022 Senior Secured Notes), at a redemption price totaling $741.4 million, the repurchase of $159.5 million of outstanding 2020 Convertible Notes and the payment of $23.4 million of deferred financing costs associated with the issuance of the 2024 Senior Secured Notes, offset in part by $920.7 million of proceeds from the issuance of the 2024 Senior Secured Notes.

Capital Expenditures

Our operations require capital expenditures associated with our ATG network and data centers. We capitalize software development costs related to network technology solutions. We also capitalize costs related to the build out of our office locations.

Capital expenditures for the nine month periods ended September 30, 2020 and 2019 were $6.4 million and $5.3 million, respectively.

Capital expenditures are expected to increase over time as we build out Gogo 5G and further invest in capitalized software.

Cash flow (used in) provided by discontinued operations:

For the nine month period ended September 30, 2020, cash used in discontinued operations was $84.5 million as compared with net cash provided by discontinued operations of $2.9 million for the prior year period.  The change is primarily due to a $129.9 million change in cash flows from operating activities partially offset by a $42.3 million decrease in cash used in investing activities. The change in cash flows from operating activities is due to a $71.0 million decrease in net loss and non-cash charges and credits, primarily due to the impact of COVID-19, and due to a $58.9 million decrease in cash flows related to operating assets and liabilities primarily due to changes in accounts receivable, inventory, deferred lease proceeds and accrued liabilities, offset in part by changes in accounts payable and contract assets.

Other

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. See Note 13, “Leases,” to our unaudited condensed consolidated financial statements for additional information.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and our debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of September 30, 2020 and December 31, 2019 primarily included amounts in bank deposit accounts and money market funds. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of September 30, 2020 and December 31, 2019 included amounts in bank deposit accounts and money market funds. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three and nine month periods ended September 30, 2020 and 2019 by an immaterial amount.

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
(a)	Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

Linksmart Litigation - On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against Gogo Inc., Gogo LLC and eight of our airline partners in the U.S. District Court for the Central District of California alleging that our redirection server and login portal infringe a patent owned by the plaintiff. The suits seek an unspecified amount of damages. We are required under our contracts with these airlines to indemnify them for defense costs and any liabilities resulting from the suit. The Court has stayed the suits against our airline customers pending resolution of the suit against Gogo. Linksmart has also filed suit against other defendants asserting the same patent. Following the filing by one of those defendants of a petition to commence an inter partes review against the asserted patent in the U.S. Patent and Trademark Office, the Court stayed the litigation against such other defendant and Gogo, but such stay was lifted in July 2019 when the U.S. Patent and Trademark Office determined that the petitioner had not met the standard of proof required to commence the inter partes review. We believe that the plaintiff’s claims are without merit and intend to defend them vigorously. The outcome of this litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer and its current Chief Financial Officer and President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to our 2Ku antenna’s reliability and installation and remediation costs. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019 the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and in December 2019, plaintiffs filed a second amended complaint. In February 2020 we filed a motion to dismiss such second amended complaint. In July 2020, plaintiffs filed a motion requesting leave to file a proposed third amendment complaint, which was granted by the Court. Plaintiffs proceeded to file the third amended complaint in July 2020 and we filed a motion to dismiss in September 2020. We believe that the claims are without merit and intend to continue to defend the claims vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit.  No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2019 10-K, our 2020 Q1 10-Q and our 2020 Q2 10-Q. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2019 10-K, 2020 Q1 10-Q or 2020 Q2 10-Q.

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

The COVID-19 pandemic has caused a significant decline in international and domestic commercial and business aviation travel, which has materially and adversely affected our business. Passenger traffic on commercial airlines using Gogo’s service started to decline in late March 2020 and while it has increased somewhat from mid-April lows, it has continued to be significantly below pre-COVID levels through October 2020. Our airline partners have significantly reduced capacity in response to the reduced demand, both by taking a significant number of aircraft out of service and by reducing the number of flights flown by aircraft that remain in service and we are unable to predict how long such capacity reductions will continue. Our BA business also saw a sharp decrease in flight activity, as well as an increase in requests for account suspensions and decreases in new plan activations. Though we continue to see signs of recovery in the BA business from mid-April lows, there can be no assurance that such recovery will continue at the current pace or at all.

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

The extent to which the outbreak affects our future earnings and liquidity will depend in part on our ability to implement various measures intended to reduce expenses and/or conserve cash, which themselves may have negative consequences with respect to our business and operations. In April 2020, we applied for an $81 million grant and a $150 million loan under the Coronavirus Aid, Relief, and Economic Security Act, and in the third quarter we were informed that we did not qualify for relief under either program. In addition, we have taken various actions with respect to our workforce, including the furlough of approximately 54% of our workforce which began May 4, 2020 and ended on August 31, 2020, a reduction in force affecting approximately 14% of our workforce that took effect on August 14, 2020 and reductions in compensation for certain employees who were not furloughed. Such actions could adversely affect employee morale, reduce overall productivity, lead to departures of key personnel or otherwise adversely impact normal operations. We may also be unsuccessful in amending contracts with certain suppliers, service providers and airline partners, including satellite service providers. We are continuing to implement and may consider other cost-saving or other measures, such as delaying aircraft equipment installations, deferring purchases of capital equipment, freezing new hires, reducing marketing and travel expenses and eliminating non-essential spend. There can be no assurances that any of the cost-saving or other measures described above, or any other actions, will successfully mitigate the impact of COVID-19 or the related decrease in demand for commercial air travel.

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

The pendency of the sale of our CA business, and certain contractual restrictions and other obligations contained in the Purchase Agreement, may disrupt and adversely affect our business.

The pending sale of our CA business may be disruptive to our business and our relationships with current and prospective airline partners, customers, suppliers and other business partners, and may create uncertainty surrounding our ongoing business operations, which could materially adversely affect our business, financial condition and results of operations. Uncertainties related to the pending sale of our CA business may impair our ability to recruit, train and retain the highly skilled, key personnel that are necessary to our business, and could cause our airline partners, customers, suppliers and other business partners to defer entering into contracts with us or seek to terminate or change existing business relationships with us. In addition, activities relating to the pending sale and related uncertainties could divert the attention of our management and other employees from our day-to-day business or disrupt our operations in preparation for and during the post-closing separation of our CA business. If we are unable to effectively manage these risks, including the potential loss or deterioration of significant business and operational relationships, our business, financial condition and results of operations may be adversely affected.

Additionally, under the terms of the Purchase Agreement entered into in connection with the sale of our CA business, we are subject to certain restrictions on the conduct of the CA business without the consent of Intelsat, the Buyer, or its permitted assignee, including the ability in certain cases to enter into or amend contracts, acquire, encumber or dispose of assets, make certain changes with respect to employees or employee benefits plans, incur indebtedness or make capital expenditures in excess of designated amounts. Such limitations could negatively affect our business and operations prior to the completion of the sale of our CA business, and could be exacerbated by delays or other adverse developments with respect to the completion of the sale of our CA business.

The sale of our CA business may not be completed or could be significantly delayed.

The completion of the sale of our CA business is subject to customary closing conditions, including the expiration or termination of the required waiting, notice or review periods and approvals or clearances under the HSR Act, and certain other approvals under competition laws, the receipt of the CFIUS Clearance (as defined in the Purchase Agreement) and the receipt of certain specified regulatory approvals, including the receipt of approvals required by the Federal Communications Commission. It is also a condition to the closing that the Bankruptcy Court Order and the DIP Order (each as defined in the Purchase Agreement) remain in full force and effect prior to the consummation of the transaction. If any condition to the closing of the sale of our CA business is neither satisfied nor, where permissible, waived, the sale will not be completed. In addition, satisfying the closing conditions to the sale of our CA business may take longer than expected due to, among other things, longer than expected regulatory review periods, unanticipated developments and uncertainty in the financial markets, or may result in increased transaction costs. Regulators may impose material conditions, terms, obligations, costs or restrictions in connection with their approval of or consent to the sale of the CA business, which could delay completion of the transaction, or if such approvals or consents are not obtained, could prevent completion of the transaction. There can be no assurance that all of the closing conditions will be satisfied or waived or that other events will not intervene to delay, or result in a failure to close, the sale of our CA business.

In addition, both we and the Buyer maintain certain termination rights pursuant to the Purchase Agreement. Either party may terminate if, among other things, the sale has not been consummated by April 30, 2021 (subject to extension to July 31, 2021 for certain limited purposes, including obtaining certain required regulatory consents). Additionally, the Buyer may terminate the

Purchase Agreement if certain closing conditions are not met, subject to a cure period, and we may terminate the Purchase Agreement if either the DIP Order or Bankruptcy Court Order (each as defined in the Purchase Agreement) ceases to be in full force and effect, subject to a cure period. If either party terminates the Purchase Agreement and we seek an alternative transaction or another buyer for the sale of our CA business, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Purchase Agreement, or at all. Furthermore, if the Buyer terminates the Purchase Agreement, we will not receive any fees or other compensation in connection with such termination.

If the sale of our CA business is not completed for any reason, or if there is a significant delay in completing the sale, our business, financial condition, results of operations and stock price may be materially adversely affected. A failed transaction may result in negative publicity and may affect our relationships with airline partners, customers, suppliers and other business partners. In addition, in the event of a failed transaction, we will have expended significant management resources in an effort to complete the sale and we will have incurred significant transaction costs, including legal fees, financial advisor fees and other related costs, without any commensurate benefit. We have incurred, and will continue to incur, transaction costs in connection with the pending sale of our CA business, and many of these fees and costs are payable regardless of whether or not the sale is completed. Further, if the sale is not completed or is significantly delayed, we may require additional financing in order to continue to operate our business, including the CA business. However, conditions in the economy and the financial markets may make it more difficult for us to obtain necessary additional capital or financing on acceptable terms, or at all. See the risk factors in our 2019 Form 10-K, including “Risk Factors—Risks Related to Our Business and Industry—We may need additional financing to execute our business plan or new initiatives and we expect that we will need additional financing to refinance or repay our existing indebtedness at maturity; we may not be able to secure additional financing on acceptable terms, or at all” and “Risk Factors—Risks Related to Our Indebtedness.”

We may not achieve some or all of the anticipated benefits of, or be able to operate as, a standalone BA business after the sale of our CA business.

We cannot be sure that the sale of the CA business, if completed, will be successful in reducing our overall expenses and the expected efficiencies, benefits and cost savings of such a transaction and operating our BA business as a standalone business might be delayed or not realized. We expect to use the proceeds of the sale of our CA business to, among other things, reduce our net debt position and continue to invest in growth opportunities such as Gogo 5G. Such use of proceeds, however, may not ultimately have the desired result.

Upon the closing of the Transaction, we currently expect to enter into a short term Transition Services Agreement (the “TSA”) with Buyer under which we and Buyer will agree to, among other things, provide certain services to one another following the closing at negotiated prices. We will be dependent upon Buyer for certain resources essential to the day to day operation of our business. In addition, performance of our obligations to Buyer under the TSA may divert the attention of management and other employees from our day-to-day business and could disrupt our operations. If we are unable to manage the costs and the other risks associated with the TSA, our business, financial condition and results of operations could be adversely affected.

Moreover, after the sale of our CA business, we will operate as a standalone BA business and will be smaller and less diversified, with a narrower business focus and may be more vulnerable to changing market conditions in the business aviation market. Additionally, the sale will reduce our ability to share certain costs across our businesses, such as the costs of operating as a public company or ATG network costs, and may increase certain other operating costs, as we will no longer share suppliers and other business partners with the CA business. In connection with the Purchase Agreement, we and the Buyer also entered into a term sheet that sets forth the key terms of an ATG Network Sharing Agreement to be entered into by the parties in connection with the closing of the sale, pursuant to which we will provide certain inflight connectivity services on our ATG network to the Buyer, subject to certain revenue sharing obligations, and pursuant to which the Buyer will have exclusive commercial aviation access to the ATG network in North America, subject to certain revenue guarantees. There can be no assurances that the Buyer will satisfy the revenue guarantees or that the Buyer will maximize the revenues we could have generated if it did not have exclusive rights under the ATG Network Sharing Agreement. In addition, the Purchase Agreement provides that the parties will enter into a satellite network sharing agreement in connection with the closing of the sale, pursuant to which the Buyer will provide certain network services to us on their Ku-band and Ka-band satellite network. There can be no certainty that such agreement will provide us with sufficient network capacity or other benefits that we anticipate, or that it will remain in effect beyond the contemplated initial term. If we are unable to manage our cost structure and benefit from our ongoing relationship with the Buyer following the closing of the sale of the CA business, our business, financial condition and results of operations may be materially and adversely affected.

Finally, the sale of the CA business could adversely impact our business and financial condition, or ability to obtain financing going forward. The transfer of assets associated with the sale of the CA business may adversely affect our ability to retain personnel, our earnings and our cash flows. Further, our borrowing capacity under the ABL Agreement will likely be significantly reduced as a result of the sale, and we may not be able to secure other forms of financing in the future on favorable terms, if at all, as a result of our change in business.

The utilization of our tax losses could be substantially limited if we experienced an “ownership change” as defined in the Internal Revenue Code.

As of September 30, 2020, we had approximately $719 million in federal and $462 million in state NOLs. These deferred tax assets are currently fully reserved. The federal NOLs begin to expire in 2031. The state NOLs expire in various tax years and began to expire in 2016. Under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as an increase of more than 50% of the value of the Company’s stock owned by certain “5-percent shareholders,” as such term is defined in Section 382 of the Code, in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited.

In September 2020, our Board of Directors adopted the Rights Agreement and declared a dividend of one Right for each outstanding share of common stock of the Company outstanding on the record date of October 2, 2020, to the stockholders of record on that date. The Rights Agreement is designed to facilitate the Company’s ability to protect its NOLs and certain other tax attributes in order to be able to offset potential future income taxes for federal income tax purposes. The Rights Agreement may make it more difficult for the Company to undergo an ownership change by deterring a third party from acquiring 4.9% or more of the shares of our common stock. This may adversely affect the marketability of our common stock by discouraging any individual, firm, corporation, partnership or other person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more shares of our common stock then outstanding. In addition, although the Rights Agreement is intended to reduce the likelihood of an ownership change that could adversely affect utilization of our NOLs, there is no assurance that the Rights Agreement will prevent all transfers that could result in such an ownership change. We may experience ownership changes in the future as a result of subsequent shifts in our common stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOLs is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Additionally, our Board of Directors adopted the Rights Agreement, which is intended to reduce the likelihood of an ownership change under Section 382 of the Code by deterring a third party from acquiring 4.9% or more of our shares of common stock then outstanding. The Rights Agreement, as well as the provisions described above, may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of the Rights Agreement or such provisions may adversely affect the prevailing market price of our common stock if viewed as discouraging takeover attempts in the future.

The Rights Agreement as well as the provisions of our amended and restated certificate of incorporation and amended and restated bylaws may also make it difficult for stockholders to replace or remove our management or Board of Directors. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	Sales of Unregistered Securities

None.

b)	Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

On November 6, 2020, the Issuers and the 2024 Guarantors entered into a Purchase Agreement (the “Note Purchase Agreement”) with certain holders of the Existing 2024 Senior Secured Notes (the “Purchasers”) pursuant to which the Purchasers agreed to purchase $50 million aggregate principal amount of the Issuers’ 9.875% senior secured notes due 2024 (the “2020 Additional Notes”). The 2020 Additional Notes will be issued at a price equal to 103.5% of their face value, resulting in aggregate gross proceeds of $51.8 million. The closing of the purchase of 2020 Additional Notes (the “Notes Closing”) is subject to customary conditions, including execution by the Issuers, the 2024 Guarantors and the Trustee of a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the 2024 Indenture to increase the amount of additional indebtedness under Credit Facilities (as defined in the 2024 Indenture) that may be incurred by the Issuers or the Subsidiary Guarantors (as defined in the 2024 Indenture) under the 2024 Indenture by $50 million (from $20 million to $70 million in aggregate principal amount). The Fourth Supplemental Indenture was executed on November 9, 2020, following our receipt of consents from holders of a majority of the outstanding principal amount of the Existing 2024 Senior Secured Notes (excluding Existing 2024 Senior Secured Notes held by the Issuers or any affiliates of the Issuers). The Note Purchase Agreement will terminate on November 13, 2020 if the Notes Closing has not occurred by such date.

On November 6, 2020, we entered into the Letter Agreement with the Purchasers, pursuant to which, and conditioned on the Notes Closing, we agreed that if the Transaction has not closed by May 5, 2021, we will issue equity securities in one or more transactions with aggregate net proceeds of no less than $20 million by no later than May 5, 2021. If by May 5, 2021, the closing of the Transaction has not occurred and we have not issued equity securities with net proceeds of at least $20 million, then subject to certain conditions, we will be required to issue up to $5.0 million in aggregate principal amount of 2020 Additional Notes to the Purchasers and the Purchasers will have the right to require the Issuers to repurchase all or a portion of the 2020 Additional Notes from the Purchasers between December 15, 2021 and the maturity date of the 2024 Senior Secured Notes.

In order to permit the transactions contemplated by the Note Purchase Agreement and the Letter Agreement, on November 6, 2020, the Borrowers entered into an amendment to the ABL Credit Agreement (the “ABL Credit Agreement Amendment”) with the lenders party thereto and the Administrative Agent to permit (i) the issuance of $50.0 million aggregate principal amount of 2020 Additional Notes by November 13, 2020 and (ii) the issuance of $5.0 million aggregate principal amount of 2020 Additional Notes by May 7, 2021, in each case, subject to the terms of the Intercreditor Agreement. The ABL Credit Agreement Amendment became effective immediately upon execution.

The ABL Credit Agreement Amendment, the Letter Agreement and the Note Purchase Agreement are attached hereto as Exhibits 10.1.48, 10.1.49 and 10.1.50, respectively. The foregoing descriptions of the ABL Credit Agreement Amendment, the Letter Agreement and the Note Purchase Agreement are qualified in their entirety by reference to the full texts of the agreements, which are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

2.1**†

Purchase and Sale Agreement by and among Gogo Inc. and Intelsat Jackson Holdings S.A, dated August 31, 2020 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 1, 2020 (File Number 001-35975))

3.3

Certificate of Designations of Series A Preferred Stock of Gogo Inc., as filed with the Secretary of State of the State of Delaware on September 23, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 23, 2020 (File Number 001-35975))

4.12

Third Supplemental Indenture, dated as of July 31, 2020, between Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee

4.13

Section 382 Rights Agreement, dated as of September 23, 2020, between Gogo Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 23, 2020 (File Number 001-35975))

10.1.47†	Letter Agreement, dated as of August 13, 2020, between New Skies Satellites B.V. and Gogo LLC

10.1.48

Amendment to the Credit Agreement, dated as of November 6, 2020, by and among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.1.49**	Letter Agreement, dated as of November 6, 2020, by and among Gogo Inc. and the purchasers named therein.

10.1.50**	Purchase Agreement, dated as of November 6, 2020, by and among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., the guarantors party thereto and the purchasers named therein

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

**

Certain schedules and other similar attachments to such agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of such omitted documents to the SEC upon request.

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
Date: November 9, 2020
/s/ Oakleigh Thorne
Oakleigh Thorne
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)