Form 10-K
period 2020-12-31
Gogo Inc.
filed 2021-03-11
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File Number: 001-35975

Gogo Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1650905
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 North Canal St., Suite 1400

Chicago, IL 60606

(Address of principal executive offices)

Telephone Number (303) 301-3271

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	GOGO	NASDAQ Global Select Market
Preferred Stock Purchase Rights	GOGO	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☑     No  ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $164,358,666 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of March 4, 2021, 86,395,670 shares of $0.0001 par value common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held May 27, 2021 are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

Gogo Inc.

INTRODUCTORY NOTE

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020,  references to: (i) “we,” “us,” “our,” “Gogo,” or the “Company” refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the term means only Gogo Inc. exclusive of its subsidiaries; and (ii) “fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal year ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2020. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.

On December 1, 2020, we completed the previously announced sale of our commercial aviation (“CA”) business to a subsidiary of Intelsat Jackson Holdings S.A. (“Intelsat”) for a purchase price of $400 million in cash, subject to certain adjustments (the “Transaction”). As a result, all periods presented in this Form 10-K have been conformed to present the CA business as discontinued operations.

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

Summary of Risk Factors

The following summarizes the principal factors that make an investment in our company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. The following factors could result in harm to our business, reputation, revenue, financial results and prospects, among other impacts:

Risks Related to Our Business

•	our ability to continue to generate revenue from the provision of our connectivity services;
•	our reliance on our key OEMs and dealers for equipment sales;
•	the impact of competition;
•	the impact of the COVID-19 pandemic and the measures implemented to combat it;
•	the achievement of the anticipated benefits of the sale of the CA business;
•	our ability to obtain financing to support our business strategy;
•	our ability to evaluate or pursue strategic opportunities;
•	our reliance on third parties for components, equipment and services;

•	our ability to recruit, train and retain highly skilled employees; and
•	the impact of adverse economic conditions.

Risks Related to Our Technology and Intellectual Property

•	our ability to develop and deploy Gogo 5G;
•	our ability to maintain our rights to use our licensed 3Mhz of ATG spectrum in the United States and obtain rights to additional spectrum if needed;
•	the impact of disruptions and equipment or software defects or other errors;
•	the impact of assertions by third parties of infringement, misappropriation or other violations;
•	our ability to innovate and provide products and services;
•	our ability to protect our intellectual property rights; and
•	the impact of our use of open source software.

Risks Related to Litigation and Regulation

•	our ability to comply with applicable foreign ownership limitations;
•	the impact of government regulation of the internet and conflict minerals;
•	our possession and use of personal information; and
•	the extent of expenses or liabilities resulting from litigation.

Risks Related to Our Indebtedness

•	the impact of our substantial indebtedness;
•	our ability to obtain additional financing to refinance or repay our existing indebtedness;
•	the impact of restrictions and limitations in the agreements and instruments governing our debt;
•	the impact of a substantial portion of our indebtedness being secured by substantially all of our assets;
•	the impact of a downgrade, suspension or withdrawal of the rating assigned by a rating agency.

Risks Related to Our Common Stock

•	the volatility of our stock price;
•	the impact of adjustments by holders of our convertible debt of their hedging positions in our common stock and the forward stock purchase transactions;
•	the dilutive impact of future stock issuances, including upon conversion of our convertible debt;
•	the impact of our President, CEO and Chairman of the Board being a significant stockholder;
•	our ability to fulfill our obligations associated with being a public company;
•	the utilization of our tax losses; and
•	the impact of anti-takeover provisions, ownership provisions and certain other provisions in our charter, bylaws, Delaware law, and our existing and any future credit facilities.

Item 1.	Business

Who We Are

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 20 years. Our mission is to provide ground-like connectivity to every passenger on every business aviation flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated air-to-ground (“ATG”) networks and engineer, install and maintain in-flight systems of proprietary hardware and software. We hold the exclusive license to 4MHz of U.S. nationwide spectrum dedicated to air-to-ground use, as well as exclusive rights to the same spectrum in Canada. We offer our customers a broad suite of integrated equipment, network and Internet connectivity products and services as well as global support capabilities. Our offerings include a customizable suite of smart cabin systems for highly integrated connectivity, in-flight entertainment and voice solutions.

As of December 31, 2020, we had approximately 5,800 ATG business aircraft online of which approximately 1,700 were equipped with our AVANCE platform and approximately 4,100 with Gogo Biz, our legacy ATG broadband system. AVANCE is a software-centric platform that enables us to offer a broad range of products and features and employ multiple spectrum frequencies and networks as new technologies emerge. Of the AVANCE aircraft online at December 31, 2020, approximately 1,200 were equipped with AVANCE L5TM and approximately 500 with AVANCE L3™, a compact version of AVANCE L5 modified for small business aircraft. As of December 31, 2020, we had approximately 700 paid subscribers to Gogo Vision, our in-flight video on demand entertainment service. As of such date, we also had approximately 4,700 aircraft online equipped with narrow band satellite solutions that we provide pursuant to distribution agreements with satellite providers.

We continually innovate to maintain our leading global market share and support our customers’ needs, and in May 2019, we announced our plans to build our Gogo 5G network for use on business aviation aircraft, commercial regional jets and smaller mainline jets operating within the continental United States and Canada. We expect the new network to be deployed on a nationwide basis in 2022. Gogo 5G will support licensed and unlicensed spectrum and allow us to take advantage of new advances in technology as they are developed. We will continue to provide 3G and 4G service over our ATG networks in North America to augment performance and provide redundancy to the Gogo 5G network. Our technology roadmap includes plans for continued rapid improvement in the performance of our in-flight systems.

Our Customers and Distribution Partners

Our end users are primarily aircraft owners/operators in the business aviation market. As of December 31, 2020, our market was comprised of approximately 23,800 business aircraft in North America, of which approximately 30% have broadband connectivity, and approximately 14,500 business aircraft in the rest of the world, of which fewer than 6% have broadband connectivity.

We sell directly to every Original Equipment Manufacturer (“OEM”) of business aviation aircraft including Bombardier, Dassault Falcon, Embraer, Gulfstream, Pilatus and Textron Aviation. In the aftermarket, we sell through a global distribution network of approximately 120 independent dealers who are certified by the Federal Aviation Administration (“FAA”) as aircraft Maintenance and Repair Organizations (“MROs”). Our dealers market, resell and obtain FAA-required Supplemental Type Certificates (“STCs”) for our equipment. Our customers also include fractional jet operators such as Flexjet and NetJets, charter operators such as Wheels Up, corporate flight departments, and individuals. As of December 31, 2020, we had approximately 4,000 customers, none of which accounted for more than 5% of our revenue from continuing operations in 2020.

Upon the closing of the Transaction, we and Intelsat entered into a network sharing agreement (the “ATG Network Sharing Agreement”), pursuant to which we provide certain inflight connectivity services on our ATG network to Intelsat, subject to certain revenue sharing obligations, and pursuant to which Intelsat has exclusive commercial aviation access to the ATG network in North America, subject to certain revenue guarantees. As of December 31, 2020, our ATG network was accessible to more than 1,300 commercial aircraft, primarily regional jets, operated by Intelsat’s airline customers.

Our In-flight Internet Portfolio

We focus exclusively on aviation and implement our value proposition of offering the best products and services through a comprehensive portfolio consisting of our in-flight network, in-flight systems, in-flight services, aviation partner support and production operations functions.

In-flight Network. Our network solutions are engineered to provide industry-leading cost, capacity, coverage, reliability and aero-performance. We offer business aviation partners a variety of network solutions suitable for operation on most of the world’s business aircraft and one or more of our systems are line fit offerable on the vast majority of aircraft models manufactured by our OEM distribution partners. Our terrestrial network targets approximately 23,800 business aircraft based in North America. Such aircraft generally fly over land and are well-suited for our ATG solutions given their need for smaller antennas, lighter weight equipment and reduced equipment and operating costs.

•

North American Terrestrial Network: We operate a terrestrial network using 3 MHz of licensed spectrum in the 800 MHz band and approximately 260 terrestrial cell sites in the lower 48 states and parts of Alaska and Canada. All but one of our cell sites are leased from tower operators. As of December 31, 2020, this network supported 3.1 Mbps 3G service and 9.8 Mbps 4G service. We are currently building our Gogo 5G network, which we expect to be deployed on a nationwide basis in 2022.

•

Ground Network: We lease an extensive, predominantly fiber-optic network to connect our approximately 260 cell sites to our two data centers, the Internet and cloud-based services, and our network operations center (“NOC”). Our data centers and cloud-based services provide redundant telecommunications connections to the Internet and contain numerous servers that enable the expansive set of features that we offer. The NOC monitors daily network operations, conducts network diagnostics and coordinates responses to any performance issues. We augment our ability to monitor, maintain and update our in-flight systems while aircraft are on the ground with a terrestrial modem utilizing 3G, 4G and Wi-Fi wireless service.

In-flight Systems. To utilize our in-flight network and provide our in-flight services, we have developed proprietary systems of airborne equipment and software. Our in-flight systems are designed for superior performance, future adaptability and ease of certification, installation and maintenance. Each system consists of: (i) an antenna specifically designed for the network and technology being used to provide the service; (ii) a modular in-cabin Wi-Fi network that includes state-of-the art servers, modems and wireless access points; and (iii) system software designed to reliably support a variety of in-flight services provided by Gogo, our aviation partners and third parties. The flexibility of the AVANCE platform provides significant benefits both to customers and Gogo operations. AVANCE provides customers with a common software platform that operates across all Gogo networks and allows aviation partners to customize their passengers’ in-flight experiences by selecting from a variety of offerings that include various levels of connectivity; on-demand entertainment; information and applications; smart cabin customization; and real-time support and tools. The flexibility of the AVANCE platform enables aircraft owners and operators to add or reduce system capabilities as their needs change. AVANCE is designed with a flexible architecture and common componentry across all devices to facilitate equipment standardization and allow Gogo to add multiple products and features, augment spectrum and employ multiple ATG or satellite networks with minimal or no changes to installed hardware or the aircraft.

In-flight Services. We provide a wide range of in-flight services for passengers, flight and cabin crews and operational use by our aviation partners.

•

Passenger Connectivity Services: Passengers connect to the Internet from their personal electronic devices, as they would on the ground, to access corporate and personal applications that include streaming services on our higher capacity networks.  We offer a variety of connectivity services tailored to our various networks and technologies that are generally priced on a per aircraft per month basis.

•

Passenger Entertainment Services: Through Gogo Vision, our video-on-demand product accessible from passengers’ personal electronic devices, passengers can access a large library of entertainment options, which currently include on-demand movies and television shows. Content is wirelessly updated each month through Gogo Cloudport, either in the customer’s own hanger or at Gogo Cloud locations in

the Unites States and Europe.   In December 2020, we launched Gogo Vision 360, a premium IFE service that includes unlimited on-demand movies and television shows along with digital magazines and a state-of-the art 3D moving map. As of December 31, 2020, we had approximately 700 paid subscribers to Gogo Vision.

Aviation Partner Support.

•

Account Team. We have a customer operations team that assists our dealers with installation, troubleshooting and system activations, and our customers’ flight departments are supported by field service engineering teams located at key locations across the United States and Europe. Both the dealer network and customer flight departments have access to our technical and logistical support 24 hours a day, seven days a week.

•

Operational Support. We provide a variety of services required to install and maintain our in-flight systems.  Our OEM distribution partners and our dealers are responsible for obtaining the FAA certifications required for installation of our equipment on aircraft, and we support them in obtaining such certifications and installing the equipment. Following installation, our NOC continually monitors the network and its usage and performance.

•

Comprehensive Analytics. We have extensive databases, a big data platform and analytical capabilities to evaluate our system and operational performance. Our analytical capabilities are used by us, our aviation partners and our vendors in designing, manufacturing, and operating our systems to maximize performance and minimize disruptions and system downtime.

Engineering, Design and Development. We employ a large in-house Engineering, Design and Development (“ED&D”) organization. ED&D is responsible for translating business requirements into products that comply with rigorous avionics certification requirements. Its capabilities include: (i) a radiofrequency engineering team with expertise in antenna specifications, radio technology, spectrum analysis, network design and regulatory requirements; (ii) an airborne platform development team which manages the design, development and testing of airborne equipment and its integration with ground systems and leads FAA certification efforts; (iii) a product management and systems engineering team that manages all aspects of turning business requirements into technical specifications and is responsible for our program management process;  (iv) an application development and business systems organization team that manages development of our internal business systems and the product extensions that sit on the AVANCE platform; and (v) a network engineering team that designs, implements and manages our network and data center infrastructure, security and core network functions.

Production Operations. Our manufacturing objective is to produce superior quality products that conform to avionics specifications while providing the best value to our customers. Given our highly specialized technology and required production levels, we design, assemble and test our airborne line replaceable units in-house, while relying on third parties to manufacture specific components based on our design specifications to maximize production efficiencies. We retain the intellectual property associated with the airborne equipment. We also rely on third parties to manufacture our antennas and we generally share antenna design responsibilities and intellectual property with these vendors. Our manufacturing processes include internally designed test fixtures and software that we and our third-party manufacturers employ at all levels of manufacturing.  Our manufacturing-related business processes – from sales forecasts to supply chain activities to shipping – are integrated and automated within our enterprise resource planning tools. Our manufacturing and repair facilities are FAA-certified.

Competitive Strengths

We maintain the leading global market position in connectivity for the business aviation market.  We have designed our value proposition to align with our aviation partners’ priorities and we believe that our comprehensive product and service portfolio sets us apart from competitors by better meeting customer needs through:

•

Our Proprietary Networks and Exclusive Spectrum. We have developed, deployed and operated our own networks for more than 20 years, resulting in know-how and experience that we believe is unmatched by any other provider in our industry. We hold the exclusive license to the only nationwide broadband radiofrequency spectrum dedicated to air-to-ground use, as well as exclusive rights to the same spectrum in Canada. This enables us to avoid the interference issues that can accompany use of shared, unlicensed spectrum. In addition to our ATG network, we have deployed Gogo Cloudport, which enables customers to wirelessly update Gogo Vision content while the plane is parked in the hanger.

•

Our Innovative Culture. We continuously innovate and have a strong track record of innovation in our networks.  We pioneered and have led innovation in our industry for nearly 30 years, as evidenced by the three proprietary ATG networks technologies that we have deployed for the business aviation market. In addition, we hold approximately 350 U.S. and international patents, most of which relate to network technology. We are currently building our fourth ATG network – Gogo 5G. Gogo 5G will improve the passenger experience by providing lower latency and higher throughput than our current network using both our proprietary licensed spectrum and available unlicensed spectrum.

•

Our Extensible, Software-centric AVANCE Platform. Our networks and systems are designed to provide the best in-flight Internet experience and highest network and system availability across the broadest range of aircraft wherever they fly, and a growing number of our installed aircraft are on the AVANCE platform. The AVANCE platform is designed to be extensible. For example, we can add new products, features and options, we can increase connectivity speeds by augmenting spectrum and we can add proprietary or third-party ATG or satellite networks, all with minimal or no hardware or aircraft modifications. We expect this extensibility to facilitate standardization of hardware and FAA certifications across multiple products, spectrum frequencies and networks, and we expect that such standardization will in turn increase efficiency and improve quality in functions that include supply chain, production operations and customer support.

•

Our Vertical Integration. Unlike some of our competitors, our supply chain is vertically integrated. We believe that this vertical integration offers several advantages including: (i) increased agility in adjusting to changing market conditions; (ii) greater control over hardware design, manufacturing, cost and quality; (iii) greater control over hardware and services pricing; and (iv) increased ability to invest in and offer unique products and services at greater value to the customer.

•

Our Distribution Partners.  Our distribution partners include every OEM of business aviation aircraft and an aftermarket network of approximately 120 dealers, many of whom we have worked with for decades. We have established trusted relationships with our distribution partners and a proven track record of generating revenues and profits for them, and they have trust and confidence in our ability to continue to do so. This facilitates our sales and our speed to market as our distribution partners are willing to invest in marketing and certification efforts for our equipment.

Strategy

Our strategy is to maintain and strengthen our leadership position by leveraging the competitive strengths described above to providing high-quality, cost-effective connectivity products and services. The principal elements of our strategy include the following:

•	Enhancing our networks by launching Gogo 5G and leveraging our licensed spectrum to provide the most reliable business aviation service in North America;
•	Increasing AVANCE units online by selling to new customers and upgrading current customers;
•	Offering AVANCE customers upgrades of existing products and services as well as new products and services in order to drive Average Revenue per Aircraft (“ARPA”);
•	Continuously improving our operations and leveraging the standardization inherent in the AVANCE platform to provide superior service and reduce costs; and
•	Optimizing our capital structure in order to strengthen our balance sheet and ensure our competitiveness.

Competition

We compete against both equipment and telecommunications service providers to the business aviation market, including Honeywell Aerospace, Collins Aerospace, Satcom Direct, Inmarsat and ViaSat. Also, SmartSky Networks has announced that it intends to enter the business aviation market later this year for aircraft operating in the continental United States.  We believe that the principal points of competition in our market are technological capabilities, price, customer service, product development, conformity to customer specifications, quality of support after the sale and timeliness of delivery and installation.

Licenses and Regulation

Federal Aviation Administration

The FAA prescribes standards and certification requirements for the manufacturing of aircraft and aircraft components, and certifies repair stations to perform aircraft maintenance, preventive maintenance and alterations, including the installation and maintenance of aircraft components. Each type of aircraft operated in the United States under an FAA-issued standard airworthiness certificate must possess an FAA Type Certificate, which constitutes approval of the design of the aircraft type based on applicable airworthiness standards. When a party other than the holder of the Type Certificate develops a major modification to an aircraft already type-certificated, that party must obtain an FAA-issued STC approving the design of the modified aircraft type. The dealers and OEMs to which we sell our equipment are generally responsible for obtaining STCs for each aircraft type on which our equipment will be installed, and we support them in those efforts. Separate STCs typically are required for different configurations of the same aircraft type, such as when they are configured differently for different owners and operators.

After an STC is obtained, a manufacturer desiring to manufacture components to be used in the modification covered by the STC must apply to the FAA for a Parts Manufacturer Approval, or PMA, which permits the holder to manufacture and sell components manufactured in conformity with the PMA and its approved design and data package. In general, each initial PMA is an approval of a manufacturing or modification facility’s production quality control system. PMA supplements are obtained to authorize the manufacture of a particular part in accordance with the requirements of the pertinent PMA, including its production quality control system. We routinely apply for and receive such PMAs and supplements.

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

The FAA holds bilateral agreements with certification authorities around the globe. Bilateral agreements facilitate the reciprocal airworthiness certification of civil aeronautical products that are imported/exported between two signatory countries. A Bilateral Airworthiness Agreement (“BAA”) or Bilateral Aviation Safety Agreement (“BASA”) with Implementation Procedures for Airworthiness provides for airworthiness technical cooperation between the FAA and its counterpart CAA. Under a BAA or BASA, the CAA of the aircraft’s country of registration generally validates STCs issued by the FAA and then issues a Validation Supplemental Type Certificate. For countries with which the FAA does not have a BAA or BASA, Gogo must apply for certification approval with the CAA of the country in which the aircraft is registered. In order to obtain the necessary certification, Gogo will be required to comply with the airworthiness regulations of the country in which the aircraft is registered. Failure to address all foreign airworthiness and aviation regulatory requirements at the commencement of each aircraft operator’s service in any country in which it registers aircraft when there are no applicable bilateral agreements may lead to significant additional costs related to certification and could impact the timing of our ability to provide our service on such aircraft.

U.S. Department of Transportation

The U.S. Department of Transportation (“DOT”) established an Advisory Committee on Accessible Air Transport to negotiate and develop a proposed rule concerning accommodations for passengers with disabilities in three basic areas, including in-flight entertainment (“IFE”) and closed captioning of IFE. The Committee issued a resolution in late 2016 which included its recommendations to the DOT for a rule on IFE. However, since a final rule on IFE has not yet been issued, it is unclear how, if at all, it may impact Gogo.  According to the Fall 2020 United Agenda of Regulatory and Deregulatory Actions posted by the Office of Information and Regulatory Affairs, Office of Management and Budget, the projected date of publication of a Notice of Proposed Rulemaking (“NPRM”) by DOT on Accessible IFE is July 2021.

Federal Communications Commission

Under the Communications Act of 1934, as amended (the “Communications Act”), the FCC licenses the spectrum that we use and regulates the construction, operation, acquisition and sale of our wireless services. The Communications Act and FCC rules also require the FCC’s prior approval of the assignment or transfer of control of an FCC license, or the acquisition, directly or indirectly, of more than 25% of the equity or voting control of Gogo by non-U.S. individuals or entities.

Our various services are regulated differently by the FCC. For example, we provide some of our voice and data services (not including Gogo Biz or AVANCE) by reselling the telecommunications services of two satellite operators. Because we provide these services on a common carrier basis, we are subject to the provisions of Title II of the Communications Act, which require, among other things, that the charges and practices of common carriers be just, reasonable and non-discriminatory. In addition, we provide an interconnected voice over Internet protocol (“VoIP”) service. The FCC applies many, but not all, of the same regulatory requirements to interconnected VoIP service as it does to common carrier telecommunications services.

We offer connectivity service in the United States to business aviation aircraft and, pursuant to the ATG Network Sharing Agreement, to certain commercial aircraft operated by Intelsat’s airline customers, through our own facilities, using our ATG License, a nationwide commercial air-ground radiotelephone license in the 800 MHz band. We obtained and paid for this spectrum through an auction conducted by the FCC. See “ATG License Terms and Conditions.”

The FCC’s current rules classify broadband Internet access service as a lightly regulated, non-common carrier “information service,” and remove virtually all of the previously-imposed network neutrality restrictions on blocking access to lawful content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind; or prioritizing the content and services of broadband providers’ affiliates. We remain subject to certain modified transparency obligations that require disclosure of network management practices, performance, and commercial terms.  In its October 1, 2019 Mozilla Corp. v. FCC decision, a panel of the U.S. Court of Appeals for the D.C. Circuit partially upheld the FCC’s network neutrality rules and remanded several issues back to the FCC for further explanation, which the FCC resolved in October 2020. To the extent the FCC further restricts reasonable network management, or to the extent network neutrality proponents prevail on further administrative or appellate review, our business may be affected.

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

In addition, most of our services are subject to various rules that seek to ensure that the services are accessible to persons with disabilities, including requirements related to the pass-through of closed captioning for certain IP-delivered video content offered through our Gogo Vision.

In addition to the two ATG licenses, we hold microwave licenses that are used for backhaul in our terrestrial network and an authorization for the provision of voice and data services between the United States and foreign points.

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

A bilateral ATG spectrum coordination agreement between the U.S. and Canada has been negotiated and approved and a bilateral agreement between the United States and Mexico is pending. In 2012, Industry Canada issued to our Canadian subsidiary a subordinate license that allows us to use Canadian ATG spectrum of which SkySurf Communications Inc. is the primary licensee, and in 2019 the primary license was renewed for an eight-year term expiring June 29, 2027. In 2012, we entered into the License Agreement with SkySurf, which has an initial term of ten years commencing on August 14, 2012, and, provided that the primary spectrum license agreement issued by Industry Canada (now Innovation, Science and Economic Development Canada or ISED) to SkySurf remains in effect at such dates, is renewable at our option for an additional 10-year term following the initial expiration and thereafter for a further five-year term. The term of the License Agreement, including the initial 10-year term and any renewals, is contingent on the effectiveness of the primary spectrum license.

Any future coordination agreement with Mexico and/or a Mexican ATG licensee could affect our ability to provide our broadband Internet service in the border areas using our current cell sites at current operating power levels and could affect our ability to establish or maintain ATG service in the border areas as aircraft fly into and out of Mexican airspace.

Equipment Certification

We may not lease, sell, market or distribute any radio transmission equipment used in the provision of our services unless such equipment is certified by the FCC as compliant with the FCC’s technical rules. All certifications required for equipment currently used in the provision of our services have been obtained.

Privacy and Data Security-Related Regulations

We collect personal information, such as name, address, e-mail address and credit card information, directly from our users when they register to use our service. We also may obtain information about our users from third parties. We use the information that we collect to, for example, consummate their purchase transaction, customize and personalize advertising and content for our users and enhance the entertainment options when using our service. Our collection and use of such information are intended to comply with our privacy policy, which is posted on our website; applicable law; and our contractual obligations to aviation partners and other third parties; as well as industry standards such as the Payment Card Industry Data Security Standard.

Notwithstanding that broadband Internet access is currently classified as a Title I information service, we must continue to comply with certain Communications Act and FCC privacy and data security rules for our services, including certain provisions applicable to customer proprietary network information.

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

Certain states have also enacted specific privacy laws to which we may be subject. For example, the California Consumer Privacy Act (“CCPA”) took effect January 1, 2020 and provides broad new privacy rights for California consumers, including, among others, the right to obtain copies of their personal information collected in the past 12 months, the ability to opt out from the sale of personal information, and the right to demand deletion of personal information. The CCPA also imposes compliance requirements on companies that do business in California and collect personal information from consumers, including, among others, notice, consent, and service provider requirements. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The California Office of the Attorney General has published final regulations to implement portions of the CCPA. In addition, in November 2020 California voters passed the California Privacy Rights Act (“CPRA”) ballot initiative, which introduces significant amendments to the CCPA. The CPRA will go into effect on January 1, 2023, and new regulations are expected to be introduced.  Depending on such regulations, the measures we are required to take to comply with the CCPA may be significantly impacted.

Congress and state legislatures have also been considering legislation relating to privacy and data breaches.  Should any additional laws be enacted, they could affect our business.

To the extent we collect personally identifiable information of residents in other countries, we may be subject to the data protection regulations of the relevant countries. On May 25, 2018, the General Data Protection Regulation (“GDPR”) of the European Union (“EU”) took effect, which has imposed more restrictive privacy-related requirements for entities outside the EU that process personally identifiable information about European data subjects. In addition, certain countries have laws which restrict the transfer of personally identifiable information outside of such countries. For example, both Switzerland and the member states of the EU impose restrictions on transferring such data to countries, including the U.S., that they do not deem to offer a similar standard of protection as they require. Certain mechanisms apply under Swiss and EU member state laws that permit the cross-border transfer of personal information to countries that are not deemed adequate, such as the United States. Additionally, on July 16, 2020, the European Court of Justice (the highest EU court) ruled the EU-US privacy shield to be an invalid data transfer mechanism, confirmed that the Model Standard Contractual Clauses (“SCC”) remain valid, and left unaddressed some issues regarding supplementary measures that may need to be taken to support transfers. ~~.~~

The regulation of data privacy and security in the EU and in other jurisdictions continues to evolve. EU member states also have some flexibility to supplement the GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities.

Truth in Billing and Consumer Protection

The FCC’s Truth in Billing rules require full and fair disclosure of all charges on customer bills for telecommunications services, except for broadband Internet access services. Thus, these rules apply to our satellite-based services. This disclosure must include brief, clear and non-misleading plain language descriptions of the services provided. However, the FCC has recently initiated a proceeding to revise and potentially extend certain of its Truth in Billing rules, and any changes the FCC adopts may affect our compliance obligations.  States also have the right to regulate wireless carriers’ billing; however, we are not currently aware of any states that impose billing requirements on ATG services.

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

We have patented certain of our technologies in the United States and certain countries outside of the United States. As of March 4, 2021 we held U.S. patents expiring on dates ranging from January 2022 to March 2039, and foreign patents expiring on dates ranging from October 2021 to June 2037. We do not believe that our business is dependent to any material extent on any single patent or group of patents that we own. We also have a number of patent applications pending both in and outside of the United States and we will continue to seek patent protection in the United States and certain other countries to the extent we believe such protection is appropriate and cost-effective.

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

Under the terms of the Transaction, we retained ownership of the entire patent portfolio held by Gogo Inc. and its affiliates, including patents developed and obtained in connection with our former commercial aviation business. We have granted Intelsat a worldwide, perpetual, non-exclusive license to our patent portfolio for use in the commercial aviation and satellite mobility businesses (each as defined in the license agreement). Intelsat also has a limited, non-exclusive license right to use certain of our trademarks for up to two years as it transitions to its own brand.

We have developed certain ideas, processes, and methods that contribute to our success and competitive position that we consider to be trade secrets. We protect our trade secrets by keeping them confidential through the use of internal and external controls, including contractual protections with employees, contractors, customers and vendors. Trade secrets can be protected for an indefinite period so long as their secrecy is maintained.

Human Capital

We believe that our success is the product of an integrated approach to talent management that touches every part of our business. Rather than focusing on individual processes, we manage our employee ecosystem holistically by encouraging behaviors, conversations, relationships and activities that represent best practices for a high performing culture. We are committed to fostering a highly engaged workforce and in turn driving satisfaction among partners and customers through the following initiatives:

•

Compensation: Our compensation program is designed to attract, retain and reward the best performers. In addition to carefully calibrated salaries and bonuses, which are reviewed annually, our employees benefit from a generous benefit package, including employee stock purchase and 401(k) programs. Additionally, many of our employees are eligible for equity awards through our annual equity program as a part of their compensation.

•

Diversity: Gogo has formed a Diversity Council dedicated to furthering a culture of acceptance and respect for the attributes that differentiate people and/or groups. These attributes include race, ethnicity, gender, sexual orientation and physical and developmental disabilities. It is our desire to create an environment where each individual’s uniqueness is respected and which allows for a sense of inclusion and belonging.

•

Training & Development: The continued development of our people is critical to our success. New hires participate in an onboarding and orientation program, which is intended to build knowledge and understanding of our business. We also invest in various professional development and leadership training initiatives and conduct quarterly forums relevant to our business that provide unique learning and networking opportunities across all business functions.

•

Recognition: Our employees’ success is celebrated. Our recognition programs include service awards, peer-to-peer recognition awards (called Gogo Props), spot bonuses for significant contributions above and beyond daily work efforts and special equity awards for high performers nominated by their leaders. We believe these programs promote a positive employee experience that champions performance while creating a sense of community.

•

Talent Review: We employ a comprehensive talent review program to assess the performance and capabilities of each individual. Annually we set company-wide priorities that serve as the basis upon which clear individual objectives are set across the entire workforce.  Feedback is provided regularly and our annual talent review process identifies and supports high performers in the form of additional development opportunities so that each employee has the opportunity to reach their full potential. By investing in our people and taking the opportunity to promote from within when appropriate, we believe we are best able to reinforce our core values and achieve our strategic objectives.

•

Feedback: We conduct annual employee engagement surveys to solicit feedback and help guide planning on all people related efforts and initiatives that not only support our team members but propel our business forward.

These efforts are supported by our dedicated human resources team and led by our Executive Vice President, Chief People Experience Officer, who is responsible for developing and executing our human capital strategy and regularly updates our board of directors and senior management on the operation and status of our human capital activities.

We have always made the health and safety of our employees a top priority, and even more so since the COVID pandemic started.  We have encouraged those employees who can work remote to do so and have seen no negative impacts to productivity.  We have also adopted various safety and cleaning protocols for those coming into our offices to ensure that we are doing everything we can to prevent the spread of the virus amongst our employees and the community.

As of December 31, 2020, we had 349 employees, 347 of whom were full-time. No employee is a member of a labor union.

Corporate Information

Gogo Inc. is a holding company that does business through its subsidiaries. Our principal operating subsidiary is Gogo Business Aviation LLC, which is a direct, wholly-owned subsidiary of Gogo Intermediate Holdings LLC.

Our principal executive offices are located at 111 N. Canal St., Suite 1400, Chicago, IL 60606. Our telephone number is (303) 301-3271. Our website addresses are www.gogoair.com and www.business.gogoair.com.

Available Information

Our websites are located at www.gogoair.com and www.business.gogoair.com, and our investor relations website is located at http://ir.gogoair.com. Our Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide a link to the section of the SEC's website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings.

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

Risks Related to Our Business

We may be unable to continue to generate revenue from the provision of our connectivity services, which could materially and adversely affect our business and profitability.

Our business is dependent on our ability to continuously attract and retain users of our connectivity and other service offerings, and we cannot be certain that we will be successful in these efforts or that customer retention levels will not materially decline. For the fiscal years ended December 31, 2020, 2019 and 2018, the Gogo service we provided on business aircraft (which excludes service provided on commercial aircraft under the ATG Network Sharing Agreement) generated approximately 78%, 72% and 68% of our revenue from continuing operations, respectively. A significant portion of such service revenue is generated through individual subscription agreements with our customers that cover a single or small number of aircraft, with the remainder generated through subscription agreements with certain fractional or charter operators covering larger fleets of aircraft. These agreements are generally no more than one-year in duration. As such, we have no assurance that any of such customers will renew their existing agreements with us upon expiration on comparable terms or at all, including as a result of a lack of demand or dissatisfaction with our services or the availability of superior or less expensive alternatives in the market. In addition, our subscription agreements are generally terminable at will by our customers and, if terminated, we may not be able to collect amounts we would have otherwise expected to receive during the full term of the agreement. To the extent that our subscribers terminate or fail to renew their contracts with us for any reason, our business prospects, financial condition and results of operations may be materially adversely affected.

Our subscription agreements do not generally contain minimum commitments for the usage of our connectivity and other services. We have in the past, and may in the future, experience periods of reduced usage of our services by our customers or allow customers to suspend their accounts, which could adversely impact our results of operations and profitability. For example, we experienced a sharp decrease in flight activity, an increase in account suspensions and a decrease in new plan activities in the second quarter and, to a lesser extent, in the third quarter, of 2020 as a result of reduced travel demand due to the COVID-19 pandemic.

We are reliant on our key OEMs and dealers for equipment sales.

Revenue from equipment sales accounted for approximately 21%, 28% and 32% of our revenue from continuing operations for the fiscal years ended December 31, 2020, 2019 and 2018, respectively. More than 90% of our equipment revenue in each such fiscal year was generated from contracts with OEMs and after-market dealers. Almost all of our contracts with OEMs and dealers are terminable at will by either party on short notice. If one or more key OEMs or dealers terminates its relationship with us for any reason or our contract expires and is not renewed, our business and results of operations may be materially and adversely affected. In addition, pursuant to many of our contracts with our OEM distribution partners, we have agreed to deliver equipment and/or services, including equipment and services not yet in production, for a fixed price and, accordingly, take the risk of any cost overruns or delays in the completion of the design and manufacturing of the product. Certain of our contracts with our OEMs also include provisions that, under specified circumstances, entitle them to the benefit of certain more favorable provisions in other equipment contracts, including with respect to pricing. These provisions, some of which have retroactive effect, may limit the benefits we realize from contracts containing such provisions. Our inability to identify and offer improved terms to a distribution partner or customer in accordance with such a provision could negatively affect our relationship with that distribution partner or customer or give rise to a claim that we are in breach of such contract.

Many of our distribution partners have also not committed to purchase any minimum quantity of our equipment. In certain cases, we must anticipate the future volume of orders based upon non-binding production schedules provided by OEMs, historical purchasing patterns and informal discussions with customers as to their anticipated future requirements. Cancellations, reductions or delays by OEMS and dealers may have a material adverse effect on our business, financial condition and results of operations.

Our distribution partners may be materially adversely impacted by economic downturns and market disruptions. In anticipation of changing economic conditions, OEMs in particular may be more conservative in their production, which may reduce our market opportunities. Further, unfavorable market conditions could cause one or more of OEMs or dealers to file for bankruptcy, which may have a material adverse effect on our business, financial condition and results of operations.

Competition could result in price reduction, reduced revenue and loss of market position and could harm our results of operations.

Our equipment and service are sold in competitive markets. Some of our current or potential future competitors are larger, more diversified corporations and have greater financial, marketing, production, and research and development resources. As a result, they may be better able to withstand pricing pressures and the effects of periodic economic downturns. Some of our current or future competitors may offer a broader product line or broader geographic coverage to customers. Our business and results of operations may be materially adversely affected if our competitors:

•	develop equipment or service that is superior to our equipment and service;
•	develop equipment or service that is priced more competitively than our equipment and service;
•	develop methods of more efficiently and effectively providing equipment and services; or
•	adapt more quickly than we do to new technologies or evolving customer requirements.

We believe that the principal points of competition in our business are technological capabilities, price, customer service, product development, conformity to customer specifications, compliance with regulatory certification requirements, quality of support after the sale and timeliness of delivery and installation. Maintaining and improving our competitive position will require continued investment in technology, manufacturing, engineering, quality standards, marketing and customer service and support. If we do not maintain sufficient resources to make these investments or are not successful in maintaining our competitive position, our operations and financial performance will suffer. In addition, competition may subject us to downward pricing pressures. Pricing at too high a level could adversely affect our ability to gain new customers and retain current customers, while increased competition could force us to lower our prices or lose market position and could adversely affect growth prospects and profitability. We may not have the financial resources, technical expertise or support capabilities to continue to compete successfully. A failure to respond to established and new competitors may have a material adverse impact on our business and results of operations. A competitor is developing a North American air-to-ground 4G network using unlicensed spectrum and has announced that it will launch in-flight connectivity service in the continental United States in 2021. Other competitors could enter this business using the same or other air-to-ground spectrum. Another in-flight connectivity provider has launched service on commercial aircraft in Europe using a hybrid air-to-ground/satellite network. We do not currently offer satellite-based broadband service, and could face competition, particularly outside of North America, from owners of low earth orbit and other new non-geostationary satellite constellations should they decide to enter our market.

The COVID-19 pandemic and the measures implemented to combat it have had, and may continue to have, a material adverse effect on our business.

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

The COVID-19 pandemic caused a significant decline in international and domestic business aviation travel, which materially and adversely affected our business in 2020. Beginning in March 2020, our business saw a sharp decrease in flight activity, as well as an increase in requests for account suspensions and decreases in new plan activations. Though we continue to see strong signs of recovery from the lows we experienced in mid-April 2020, there can be no assurance that such recovery will continue at the current pace or at all. The impact of the pandemic has varied across different parts of our customer base – for example corporate flight departments, charter operators and commercial aircraft (under the ATG Network Sharing Agreement) – and we expect the pace of recovery to vary by type of customer also. The negative impact of COVID-19 on demand for commercial air travel could have an adverse effect on the revenue share payable to us by Intelsat under the ATG Network Sharing Agreement.

We expect COVID-19 to continue to negatively impact our business and we are unable to predict how long or with what degree of severity that impact will continue.  The extent of the impact of COVID-19 on our financial and operational performance will depend on future developments, including the duration, spread and severity of the outbreak, the timetable for administering and efficacy of vaccines, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are highly uncertain and cannot be predicted.

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

At this time we are also not able to predict whether the COVID-19 pandemic will result in long-term changes to business practices and consumer behavior, with such changes including but not limited to a long-term reduction in travel as a result of increased usage of “virtual” and “teleconferencing” products. The full extent of the ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control.

Our business requires substantial investment and/or financing and there can be no assurance that such investment and/or financing will result in increased revenue or growth in our business.

Our business requires substantial investment and there can be no assurance that such investment will result in increased revenue or growth in our business. Since our initial public offering (“IPO”), we have obtained debt financing through our entry into our previous credit facility, issuances of convertible notes and issuances of senior secured notes. Since the Transaction closed on December 1, 2020, we have not yet operated for a full fiscal quarter as a standalone business aviation provider and have not demonstrated an ability to generate positive cash flows.  Our ability to do so will depend in large part on our ability to increase revenue and manage costs in our business.

Our success may depend on our ability to raise additional financing on reasonable terms and on a timely basis. The amount and timing of our capital needs will depend in part on the extent of operating and capital expenditures required to broaden our service offerings and further develop and implement Gogo 5G and other components of our technology roadmap. In addition, we may actively consider from time to time other significant technological, strategic and operational initiatives. In order to execute on any of these initiatives, we may require additional financing.

Furthermore, we expect that we will require additional financing to refinance, or repay at maturity, our indebtedness, including our 2022 Convertible Notes (as defined below) that mature on May 15, 2022, of which $237.8 million was outstanding at December 31, 2020. Conditions in the economy and the financial markets may make it more difficult for us to obtain necessary additional capital or financing on acceptable terms, or at all. In addition, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes is also limited by the indenture governing the 2024 Senior Secured Notes, as amended, and the ABL Credit Agreement. As of December 31, 2020, Gogo Intermediate Holdings LLC and its subsidiaries would have been able to incur approximately $35 million of additional indebtedness, in the form of capital leases and borrowing under the ABL Credit Agreement. See “—Risks Related to Our Indebtedness—We may have future capital needs and may not be able to obtain additional financing to fund our capital needs on acceptable terms, or at all.” If we cannot secure sufficient additional financing, we will be forced to forego strategic opportunities or delay, scale back or eliminate additional service deployment, operations and investments or employ unplanned internal cost savings measures, any of which could have a material adverse effect on our business prospects, financial condition and results of operations.

We may be unsuccessful at evaluating or pursuing strategic opportunities, which could adversely affect our revenue, operating results and financial condition.

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

We rely on third-party suppliers for equipment components and services that we use to provide our services. Many suppliers of critical components of our equipment are single-source providers. Components for which we rely on single-source suppliers include, among others, the antennas and modems for all systems and the equipment used at our ATG cell site base stations. If we are required for any reason (including expiration of the contract, termination by one party for material breach or other termination events) to find one or more alternative suppliers, we estimate that the replacement process could take up to two years depending upon the component, and we may not be able to contract with such alternative suppliers on a timely basis, on commercially reasonable terms, or at all. Finding and contracting with suppliers of some components may be delayed or made more difficult by current suppliers’ ownership of key intellectual property that requires alternative suppliers to either obtain rights to such intellectual property or develop new designs that do not infringe on such intellectual property. In addition, many of our components, such as the equipment used in our base stations, are highly integrated with other system components, which may further lengthen the time required for an alternative supplier to deliver a component that meets our system requirements. We also rely on third parties to provide the links between our data centers and our ground network. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services in sufficient quantities or on a timely basis consistent with our schedule, our business, financial condition and results of operations may be materially adversely affected.

The supply of third-party components and services could be interrupted or halted by a termination of our relationships, a failure of quality control or other operational problems at such suppliers or a significant decline in their financial condition. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services on a timely basis consistent with our schedule, our business, financial condition and results of operations may be materially adversely affected.

We may fail to recruit, train and retain the highly skilled employees that are necessary to remain competitive and execute our growth strategy. The loss of one or more of our key personnel could harm our business.

Competition for key technical personnel in high-technology industries such as ours is intense. We believe that our future success depends in large part on our continued ability to hire, train, retain and leverage the skills of qualified engineers and other highly skilled personnel needed to maintain and grow our ATG networks and related technology and develop and successfully deploy our technology roadmap and new wireless telecommunications products and technology. We may not be as successful as our competitors at recruiting, training, retaining and utilizing these highly skilled personnel. Any failure to recruit, train and retain highly skilled employees may have a material adverse effect on our business and results of operations.

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

Macro-economic challenges are capable of creating volatile and unpredictable environments for doing business. We cannot predict the nature, extent, timing or likelihood of any economic slowdown or the strength or sustainability of any economic recovery, worldwide, in the United States or in the aviation industry. A weaker business environment could lead to a decrease in air travel, cause owners and operators of business aircraft to cut costs by reducing their purchases or use of private aircraft or their use of in-flight Internet access on such aircraft or reduce the number of airline passengers on commercial aircraft to which we supply ATG network access, thus adversely affecting the revenue share payable by Intelsat to us under the ATG Network Sharing Agreement. Should an economic slowdown occur in the U.S. or globally, our business and results of operations may be materially adversely affected.

We may not achieve some or all of the anticipated benefits of operating as a standalone business after the sale of our CA business.

We cannot be sure that the recent sale of the CA business will be successful in reducing our overall expenses and the expected efficiencies, benefits and cost savings of such a transaction and operating our business as a standalone business might be delayed or not realized. We expect to use the proceeds of the sale of our CA business to, among other things, reduce our net debt position and continue to invest in growth opportunities such as Gogo 5G. Such use of proceeds, however, may not ultimately have the desired result.

Upon the closing of the Transaction, we entered into a Transition Services Agreement (the “TSA”) with Intelsat under which we and Intelsat agreed to, among other things, provide certain services to one another following the closing at negotiated prices for a period of up to one year. We are dependent upon Intelsat for certain resources essential to the day-to- day operation of our business. In addition, performance of our obligations to Intelsat under the TSA may divert the attention of management and other employees from our day-to-day business and could disrupt our operations. If we are unable to manage the costs and the other risks associated with the TSA, our business, financial condition and results of operations could be adversely affected.

Moreover, we now operate as a standalone business aviation connectivity provider and are smaller and less diversified, with a narrower business focus, and we may be more vulnerable to changing market conditions in the business aviation market. Additionally, the sale has reduced our ability to share certain costs across our businesses, such as the costs of operating as a public company, and may increase certain other operating costs, as we will no longer share suppliers and other business partners with the CA business. Upon the closing of the Transaction, we and Intelsat entered into the ATG Network Sharing Agreement, pursuant to which we provide certain inflight connectivity services on our ATG network to Intelsat, subject to certain revenue sharing obligations, and pursuant to which Intelsat has exclusive commercial aviation access to the ATG network in North America, subject to certain revenue guarantees. There can be no assurances that Intelsat will satisfy the revenue guarantees or maximize the revenues we could have generated if it did not have exclusive rights under the ATG Network Sharing Agreement. In addition, we and Intelsat have entered into a satellite network sharing agreement, pursuant to which Intelsat provides certain network services to us on their Ku-band and Ka-band satellite network. There can be no certainty that such agreement will provide us with sufficient network capacity or other benefits that we anticipate, or that it will remain in effect beyond the contemplated initial term. If we are unable to manage our cost structure and benefit from our ongoing relationship with Intelsat, our business, financial condition and results of operations may be materially and adversely affected.

Risks Related to Our Technology and Intellectual Property

We may be unsuccessful or delayed in developing and deploying Gogo 5G or other next generation technologies.

We are currently developing a next generation ATG network using 5G technology and unlicensed spectrum. Gogo 5G will be capable of working with different spectrums and supporting different next generation technologies. There can be no assurance that we will launch Gogo 5G or any other next generation technology in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market, due to, among other things, risks associated with: (i) our failure to design and develop a technology that provides the features and performance we require; (ii) integrating the solution with our existing ATG network; (iii) the availability of adequate spectrum; (iv) the failure of spectrum to perform as expected; (v) the failure of equipment and software to perform as expected; (vi) problems arising in the manufacturing process; (vii) our ability to negotiate contracts with suppliers on acceptable commercial and other terms; (viii) our reliance on single-source suppliers for the development and manufacturing of the core elements of the network and on other suppliers to provide certain components and services; and (ix) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. If Gogo 5G or any other next generation technology fails to perform as expected or its commercial availability is significantly delayed as compared to the timelines we establish, our business, financial condition and results of operations may be materially adversely affected.

Our business is dependent on the availability of spectrum.

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

Our ability to offer in-flight broadband Internet access through our ATG service currently depends on our ability to maintain rights to use the 3 MHz ATG spectrum in the U.S. and our failure to do so may have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to meet increasing performance demands and expand our service offerings in the United States will depend in part upon our ability to successfully roll-out our plans to employ unlicensed spectrum in the 2.4 GHz band for concurrent use with the licensed 3 MHz spectrum and to launch Gogo 5G, and may likely require that we obtain additional licensed or unlicensed spectrum suitable for our use. Such spectrum may not be available to us on commercially reasonable terms or at all. Our failure to obtain adequate spectrum could have a material adverse effect on our business, financial condition and results of operations.

Additional ATG spectrum, whether licensed or unlicensed, is or may become available in the United States or internationally in the future.

While we have exclusive rights to the only broadband spectrum licensed by the FCC for ATG use and are currently the only provider of ATG service to business aircraft in the United States, the FCC may in the future decide to auction additional spectrum for ATG use that is not currently designated for that purpose, or a competitor could develop technology or a business plan that allows it to cost effectively use spectrum not specifically reserved for ATG, but on which ATG use is not prohibited, to provide broadband connectivity.

The availability of additional spectrum in the marketplace that is available for ATG use may increase the possibility that we may face competition from one or more other ATG service providers in the future. For example, a competitor has announced that it is developing a North American 4G ATG network using the same unlicensed spectrum that we intend to use in our Gogo 5G network.

Additionally, an in-flight connectivity provider has launched service on commercial aircraft in Europe using a hybrid air-to-ground/satellite network, and over time, we may face competition from that provider or ATG providers in other regions.

We could be adversely affected if we suffer service interruptions or delays, technology failures, damage to our equipment or system disruptions or failures arising from, among other things, force majeure events, cyber-attacks or other malicious activities.

Our brand, reputation and ability to attract, retain and serve our customers depend upon the reliable performance of our ground network and in-flight systems. We have experienced interruptions in these systems in the past, and we may experience service interruptions, service delays or technology or systems failures, which may be due to factors beyond our control. If we experience frequent system or network failures, our reputation, brand and customer retention could be harmed, and such failure could be material breaches of our customer contracts resulting in termination rights, penalties or claims for damages.

Our operations and services depend upon the extent to which our equipment is protected against damage or interruption from fire, floods, earthquakes, tornados, power loss, solar flares, telecommunication failures, break-ins, acts of war or terrorism and similar events. The capacity, reliability and security of our network infrastructure are important to the operation of our business, which may suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities. Our networks may be vulnerable to these attacks and unauthorized access.

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and materially adversely affect our business and results of operations.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. We have faced, and may in the future face, claims that we or a supplier have violated patent, trademark or other intellectual property rights of third parties. Many companies, including our competitors, are devoting significant resources to obtaining patents that could potentially cover many aspects of our business. While we have reviewed the patent portfolios of certain competitors and other third parties, we have not exhaustively searched all patents relevant to our technologies and business and therefore it is possible that we may be unknowingly infringing the patents of others. Any infringement, misappropriation or related claims, whether or not meritorious and whether or not they result in litigation, are time-consuming, divert technical and management personnel and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our merchandizing or marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Pursuant to our contracts with certain customers, we have agreed to indemnify such customers against such claims, and our indemnification obligations generally include defending or paying for the defense of the action and paying any judgments or other costs assessed against the customer in the event of an adverse outcome. In most cases, our contracts do not cap our indemnification obligations. In addition, certain of our suppliers do not indemnify us for third party infringement or misappropriation claims arising from our use of supplier technology, and we may be liable in the event of such claims. Our inability to meet our indemnification obligations and our customers terminating or failing to renew their contracts may have a material adverse effect on our business and financial condition.

We or our technology suppliers may be unable to continue to innovate and provide products and services that are useful to customers and passengers.

The market for our services is characterized by evolving technology, changes in customer and passenger needs and performance expectations, and frequent new service and product introductions. Our success will depend, in part, on our and our suppliers’ ability to continue to enhance existing technology and services or develop new technology and services on a timely and cost-effective basis. If we or our suppliers fail to adapt quickly enough to changing technology, aviation partner and passenger requirements and/or regulatory requirements, our business and results of operations may be materially adversely affected. We expect to have to invest significant capital to keep pace with innovation and changing technology, and if the amount of such investment exceeds our plans or the amount of investment permitted under the indenture governing the 2024 Senior Secured Notes or the ABL Credit Agreement, it may have a material adverse effect on our results of operations.

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

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies, domain names and similar intellectual property as important to our success. We rely on trademark, copyright and patent law, trade secret protection, and confidentiality agreements with our employees, vendors, customers and others to protect our proprietary rights. We have sought and obtained patent protection for certain of our technologies in the United States and certain other countries. Many of the trademarks that we use (including marks we have applied to register) contain words or terms having a somewhat common usage, such as “Gogo” and “Gogo Vision” and, as a result, we may have difficulty registering them in certain jurisdictions. We do not own, for example, the domain www.gogo.com and we have not yet obtained registrations for our most important marks in all markets in which we do business or may do business in the future. If other companies have registered or have been using in commerce similar trademarks for services similar to ours in foreign jurisdictions, we may have difficulty in registering, or enforcing an exclusive right to use, our marks in those foreign jurisdictions.

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

Open source software is software made widely and freely available to the public in human-readable source code form, usually with liberal rights to modify and improve such software. Some open source licenses require as a condition of use that proprietary software that is combined with licensed open source software and distributed must be released to the public in source code form and under the terms of the open source license. Accordingly, depending on the manner in which such licenses were interpreted and applied, we could face restrictions on our ability to commercialize certain of our products and we could be required to: (i) release the source code of certain of our proprietary software to the public, including competitors, if the open source software was linked in a manner that would require such release of our proprietary software source code; (ii) seek licenses from third parties for replacement software; and/or (iii) re-engineer our software in order to continue offering our products. Such consequences may materially adversely affect our business.

The failure of our equipment or material defects or errors in our software may damage our reputation, result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages, and impair our ability to sell our service.

Our products contain complex systems, components and software that could contain errors or defects, particularly when we incorporate new technology or when new software is first introduced or new versions or enhancements are released. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. In addition, such events could result in significant expenses and diversion of development and other resources, a reduction in sales or delay in market acceptance of our products and services, loss of existing customers, terminations of, failures to renew, penalties or damage claims under aviation partner contracts, harm to our reputation and brand image and increased insurance costs. If our in-flight system has a malfunction resulting from an error or defect or a problem with installation or maintenance and such malfunction causes physical damage to an aircraft or impairs its on-board electronics or avionics, significant property loss and serious personal injury or death could result. Any such failure could expose us to substantial personal injury claims, product liability claims or costly repair obligations. The aircraft operated by our customers may be very costly to repair and the damages in any product liability claims could be material. We carry aircraft and non-aircraft product liability insurance consistent with industry norms; however, such insurance coverage may not be sufficient to fully cover claims. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. Further, we indemnify some of our customers for losses due to third-party claims and in certain cases the causes of such losses may include failure of our products. Should we be required by the FAA or otherwise to cease providing the Gogo service, even on a temporary basis, as a result of a product malfunction or defect, our business, financial condition and results of operations may also be materially adversely affected.

Risks Related to Litigation and Regulation

If we fail to comply with the Communications Act and FCC regulations limiting ownership and voting of our capital stock by non-U.S. persons, we could lose our FCC license.

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

As discussed in more detail in the section entitled “Business—Licenses and Regulation—Federal Aviation Administration,” FAA approvals required to operate our business include STCs and Parts Manufacturing Authority (PMA). While our distribution partners are responsible for obtaining STCs, obtaining PMAs is an expensive and time-consuming process that requires significant focus and resources. Prior to installation of our equipment, any inability to obtain, delay in obtaining (including as a result of a government shutdown or funding shortages), or change in, needed FAA certifications, authorizations, or approvals, could have an adverse effect on our ability to meet our installation commitments, manufacture and sell parts for installation on aircraft, or expand our business. Following installation of our equipment, if we were to discover that our equipment or components of our equipment were not in compliance with specifications on which the STC authorizing installation was based, or if the FAA’s requirements changed, our non-compliance could result in our incurring material costs to inspect and in some circumstances modify or replace such equipment, and could in rare circumstances result in our system being turned off or installed aircraft being grounded. If we fail to comply with the FAA’s many regulations and standards that apply to our activities, we could lose the FAA certifications, authorizations, or other approvals on which our manufacturing, installation, maintenance, preventive maintenance, and alteration capabilities are based. In addition, from time to time, the FAA or comparable foreign agencies adopt new regulations or amend existing regulations. The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, our compliance costs would likely increase.

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

We are also subject to regulation by certain foreign laws and regulatory bodies, including Innovation, Science and Economic Development Canada, which issued our exclusive Canadian ATG subordinate spectrum license and regulates our use of the spectrum licensed to us.

Adverse decisions or regulations of these U.S. and foreign regulatory bodies may have a material adverse effect on our business and results of operations.  We are unable to predict the impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

Our possession and use of personal information present risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation.

In the ordinary course of our business, we or our third-party providers collect, process and store sensitive data, including personal information of aircraft passengers and our employees. The secure processing, maintenance and transmission of this information (and other sensitive data such as our proprietary business information and that of our customers and suppliers) is critical to our operations and business strategy. We depend on the security of our networks and, in part, on the security of the network infrastructures of our third-party providers of telecommunications, cloud computing, customer support and other vendors. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or compromised due to employee error, malfeasance, hardware or software defects or other disruptions. Further, our in-cabin network operates as an open, unsecured Wi-Fi hotspot, and non-encrypted transmissions users send over this network may be vulnerable to access by other users on the same plane. Unauthorized use of our, or our third-party service providers’, networks, computer systems and services could potentially jeopardize the security of confidential information, including personal information of passengers using our service. Data security threats are constantly evolving and may be difficult to anticipate or to detect for long periods of time. There can be no assurance that any security measures we, or third parties, take will be effective in preventing these activities, given the constantly changing nature of the threats. Any such security incidents, unauthorized access or disclosure, or other loss of information could result in legal claims or proceedings and liability under our contracts with certain customers, which generally require us to indemnify the customer for passenger and other third-party claims arising from data security breaches. In addition, such incidents may disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, all of which may have a material adverse effect on our business prospects, financial condition and results of operations.

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

Certain states have also enacted specific privacy laws to which we may be subject. For example, the California Consumer Privacy Act (“CCPA”) took effect January 1, 2020 and provides broad new privacy rights for California consumers, including, among others, the right to obtain copies of their personal information collected in the past 12 months, the ability to opt out from the sale of personal information, and the right to demand deletion of personal information. The CCPA also imposes compliance requirements on companies that do business in California and collect personal information from consumers, including, among others, notice, consent, and service provider requirements. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The California Office of the Attorney General has published final regulations to implement portions of the CCPA. In addition, in November 2020 California voters passed the California Privacy Rights Act (“CPRA”) ballot initiative, which introduces significant amendments to the CCPA. The CPRA will go into effect on January 1, 2023, and new regulations are expected to be introduced.  Depending on such regulations, the measures we are required to take to comply with the CCPA may be significantly impacted.

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

Gogo Inc. and Intelsat, as well as certain of Intelsat’s airline partners, are currently defendants in a patent infringement lawsuit initially filed when we owned the CA business. In addition, Gogo Inc. and certain of our current and former executives are defendants in a securities class action lawsuit, and we are a nominal defendant, and members of our board of directors and certain current and former executives are defendants, in a related stockholder derivative lawsuit. We are required to indemnify the directors and current and former officers who are defendants in the class action and derivative lawsuits for their defense costs and any judgments resulting from such suits. In the future, we may be subject to additional securities class action or derivative litigation. From time to time, we may also be subject to other claims or litigation in the ordinary course of our business, including for example, claims related to employment matters. Our operations are characterized by the use of new technologies and services across multiple jurisdictions that implicate various statutes and a range of rules and regulations that may be subject to broad or creative interpretation. This may result in litigation, including class action lawsuits, the outcome of which may be difficult to assess or quantify due to the potential ambiguity inherent in these regulatory schemes and/or the nascence of our technologies and services. Plaintiffs may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, or require us to pay significant monetary damages, which may have a material adverse effect on our results of operations. In addition, costly and time-consuming litigation could be necessary to enforce our existing contracts and, even if successful, may have a material adverse effect on our business. In addition, litigation by or against any customer or supplier could have the effect of negatively impacting our reputation and goodwill with existing and potential customers and suppliers.

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

As of December 31, 2020, we had total consolidated indebtedness of approximately $1.2 billion, including $975.0 million outstanding of our 9.875% senior secured notes due 2024 (the “2024 Senior Secured Notes”), and $237.8 million outstanding of our 6.00% convertible senior notes due 2022 (the “2022 Convertible Notes”). Subject to certain limitations set forth in the indenture governing the 2024 Senior Secured Notes, as amended, we and our subsidiaries may incur additional debt in the future, including up to $30.0 million, subject to borrowing base availability (and including letter of credit and swingline sub-facilities) under our asset-based revolving credit facility (the “ABL Credit Facility”) pursuant to the credit agreement, dated as of August 26, 2019 (the “ABL Credit Agreement”), which could increase the risks described below and lead to other risks. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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

We have from time to time evaluated, and we continue to evaluate, our potential capital needs in light of increasing demand for our services, limitations on bandwidth capacity and performance and generally evolving technology in our industry. We may utilize one or more types of capital raising in order to fund any initiative in this regard, including the issuance of new equity securities and new debt securities, including debt securities convertible into our common stock. Since our IPO, we have obtained debt financing through our entry into our previous credit facility, issuances of convertible notes and issuances of senior secured notes. Since the Transaction closed on December 1, 2020, we have not completed a full fiscal quarter of operation as a standalone business aviation provider, and we have not demonstrated an ability to generate positive cash flows. Our ability to do so will depend in large part on our ability to increase revenue and manage costs in our business. In addition, our ability to generate positive cash flows from operating activities and the extent and timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to execution of our current technology roadmap, including continuing development and deployment of Gogo 5G and other future technologies. The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms or at all or our operating cash flow may be insufficient to satisfy our financial obligations under the indenture governing the 2024 Senior Secured Notes, the indenture governing the 2022 Convertible Notes, the ABL Credit Agreement and other indebtedness outstanding from time to time.

Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes is limited by the indenture governing the 2024 Senior Secured Notes and the ABL Credit Agreement. As of December 31, 2020, the remaining permitted indebtedness for Gogo Intermediate Holdings LLC (a wholly owned subsidiary of Gogo Inc.) and its subsidiaries was approximately $35 million in the form of capital leases and borrowings under the ABL Credit Agreement. In the future, if our subsidiaries are in compliance with certain incurrence ratios set forth in the indenture governing the 2024 Senior Secured Notes and in the ABL Credit Agreement, our subsidiaries may be able to incur additional indebtedness, which may increase the risks created by our current substantial indebtedness. Neither the indenture governing the 2024 Senior Secured Notes nor the ABL Credit Agreement prohibits Gogo Inc. from incurring additional indebtedness under any circumstances, but they do limit the amount of cash that our subsidiaries may dividend, transfer or otherwise distribute to us, including cash distributed to us to pay interest on the 2022 Convertible Notes or to pay interest on other indebtedness incurred by us, including indebtedness or preferred stock incurred to refinance, replace, renew or refund the 2022 Convertible Notes.

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

If we raise additional funds or seek to reduce our current levels of indebtedness through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company. In addition, any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock, and we may grant holders of such securities rights with respect to the governance and operations of our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

We cannot make assurances that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements and instruments governing our debt. In addition, we do not currently have a revolving credit facility under which we can borrow to make payments of the principal of, to pay interest on or to refinance any indebtedness. In the absence of such sources of capital, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The indenture governing the 2024 Senior Secured Notes and the ABL Credit Agreement restrict our ability to dispose of assets and how we use the proceeds from any such dispositions. In particular, the indenture governing the 2024 Senior Secured Notes provides that if we complete certain sales or transfers of assets, we are required to apply the Net Cash Proceeds (as defined in the indenture governing the 2024 Senior Secured Notes) generated therefrom within 365 days to either permanently repay indebtedness or invest in property or non-current assets of a nature or type used in our or a similar or related business. If we do not so apply the Net Cash Proceeds from the Transaction by December 1, 2021, we will be required to offer to repurchase for cash an aggregate principal amount of 2024 Senior Secured Notes equal to any Net Cash Proceeds not so applied as of such date, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the repurchase date. Our inability to utilize the Net Cash Proceeds from the Transaction or other dispositions for other purposes, such as to pay for general operating expenses, may negatively impact our business or financial condition.

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

Additionally, any indebtedness under our ABL Credit Agreement will bear interest at variable rates that use the London inter-bank offered rate (“LIBOR”). On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop encouraging or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021 and, based on the foregoing, it appears likely that LIBOR will be discontinued or modified before the end of 2021. In 2020, ICE Benchmark Administration, which administers LIBOR publication, issued a consultation requesting feedback on its intention to continue publication of overnight and one-, three-, six- and 12-month USD LIBOR rates through June 30, 2023 (“IBA Announcement”). There were concurrent announcements by the UK’s Financial Conduct Authority, U.S. bank regulators, the Federal Reserve Board and the Alternative Reference Rates Committee supporting the IBA Announcement and, among other things, encouraging banks to stop entering into new LIBOR-based contracts by the end of 2021. It is not possible to predict the effect the FCA Announcement, the IBA Announcement, any discontinuation, modification or other reforms to LIBOR or the establishment of alternative reference rates may have on LIBOR. Furthermore, the use of alternative reference rates or other reforms could increase the interest rates payable under our current and/or future indebtedness bearing interest at variable rates.

The 2024 Senior Secured Notes, and any indebtedness under the ABL Credit Facility, are secured by substantially all of our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our secured indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

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

Holders of the 2022 Convertible Notes will have the right to require us to purchase their 2022 Convertible Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. In addition, in the event the conditional conversion feature of the 2022 Convertible Notes is triggered, holders of the 2022 Convertible Notes will be entitled to convert the 2022

Convertible Notes at any time during specified periods at their option. The 2020 Convertible Notes became eligible for conversion at the election of holders on October 1, 2020 and are currently convertible until at least March 31, 2021. Upon conversion of the 2022 Convertible Notes, we will be required to make cash payments in respect of the 2022 Convertible Notes being converted, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share). Moreover, we will be required to repay the 2022 Convertible Notes in cash on May 15, 2022, their maturity date, unless earlier converted or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make purchases of 2022 Convertible Notes surrendered therefor or repay the 2022 Convertible Notes at maturity or upon 2022 Convertible Notes being converted. The indenture governing the 2024 Senior Secured Notes and the ABL Credit Agreement also does not allow our subsidiaries to distribute cash to us for the payment of the principal of the 2022 Convertible Notes. In addition, the indenture governing the 2024 Senior Secured Notes and the ABL Credit Agreement limits the amount of cash our subsidiaries may dividend, transfer or otherwise distribute to us, including cash distributed to pay interest on the 2022 Convertible Notes or to pay any interest on other indebtedness incurred by us, including indebtedness or preferred stock incurred to refinance, replace, renew or refund the 2022 Convertible Notes, which may limit our ability to issue debt or other securities in an amount necessary to refinance the outstanding 2022 Convertible Notes or at rates that such distributions could support. While we have reserved a portion of the net proceeds from the issuance of the 2022 Convertible Notes to fund a portion of future interest payments on the 2022 Convertible Notes, the amount of such funds, together with funds up-streamed from subsidiaries and from other potential sources of liquidity (if any) may not be adequate to fund any future liquidity shortfall. See “—We may have future capital needs and may not be able to obtain additional financing to fund our capital needs on acceptable terms, or at all.”

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

Risks Related to Our Common Stock

The price of our common stock may be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our IPO, which occurred on June 21, 2013 and in which shares of common stock were sold at a price of $17.00 per share. From the IPO date through March 4, 2021, the price of our common stock has ranged from a closing low of $1.40 per share to a closing high of $34.34 per share. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate widely in response to various factors, many of which are beyond our control. They include:

•

aviation industry or general market conditions, including those related to the impact of COVID-19 on restrictions on and demand for air travel, as well as disruptions to supply chains and installations;

•	domestic and international economic factors unrelated to our performance;
•	changes in technology or customer usage of Wi-Fi and Internet broadband services;
•	any inability to timely and efficiently roll out Gogo 5G or other components of our technology roadmap;
•	uncertainties and consequences arising from the United Kingdom’s departure from the European Union, including any financial, trade, tax and legal implications;
•	new regulatory pronouncements and changes in regulatory guidelines;
•	actual or anticipated fluctuations in our quarterly operating results and any inability to generate positive cash flows on a consolidated basis in the future or to obtain additional financing;
•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;
•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;
•	action by institutional stockholders or other large stockholders, including future sales;
•	short-selling or other transactions involving derivatives of our securities;
•	speculation in the press or investment community;
•	investor perception of us and our industry;
•	changes in market valuations or earnings of similar companies;
•	announcements by us or our competitors of significant products, contracts, contract amendments, acquisitions or strategic partnerships;
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

We may issue additional shares of common stock or other equity or debt securities convertible into common stock from time to time in connection with a financing, acquisition, litigation settlement, employee arrangement, as consideration to third party service or equipment providers or otherwise. In addition, a substantial number of shares of our common stock are reserved for issuance upon the conversion of the 2022 Convertible Notes. The conversion of some or all of the 2022 Convertible Notes may dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion. The 2020 Convertible Notes are currently convertible at the election of holders and, to date, approximately $1.0 million of 2020 Convertible Notes have been converted into shares of common stock. We may issue additional shares of common stock upon any conversion or exchange of 2020 Convertible Notes pursuant to their terms or otherwise. Any sales in the public market of the common stock issuable upon such conversion or exchange could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2022 Convertible Notes may encourage short selling by market participants because the conversion of the 2022 Convertible Notes could be used to satisfy short positions. In addition, the anticipated conversion of the 2022 Convertible Notes into shares of our common stock could depress the price of our common stock.

Additional shares of common stock are also issuable upon exercise of outstanding stock options, including those subject to our option exchange program, which closed on June 12, 2020, that resulted in a reduction in the applicable exercise price of such options. We may also reserve additional shares of our common stock for issuance upon the exercise of stock options or other similar forms of equity incentives. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

Our President and CEO is a significant stockholder and could exert influence over our company, and if the ownership of our common stock continues to be concentrated, or becomes more concentrated in the future, it could prevent our other stockholders from influencing significant corporate decisions.

As of December 31, 2020, Oakleigh Thorne, our President and CEO and the Chairman of our Board of Directors, and the entities affiliated with Mr. Thorne (the “Thorne Entities”) beneficially owned approximately 30% of the outstanding shares of our common stock. As a result, Mr. Thorne is able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions and the election of directors. Such ability to influence may reduce the market price of our common stock.

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

Fulfilling our obligations associated with being a public company is expensive and time-consuming, and any delays or difficulties in satisfying these obligations may have a material adverse effect on our results of operations and our stock price.

As a public company, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and the related rules and regulations of the SEC, as well as NASDAQ rules, require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We are also required under Sarbanes-Oxley to document and test the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Our ability to maintain the effectiveness of our internal controls will depend, in part, on our ability to transition responsibility for certain internal control processes from personnel whom we no longer employ following the Transaction to our employees. Any failure to maintain effective controls or implement required new or improved controls may materially adversely affect our results of operations or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, NASDAQ, or other regulatory authorities.

The utilization of our tax losses could be substantially limited if we experienced an “ownership change” as defined in the Internal Revenue Code.

As of December 31, 2020, we had approximately $647 million in federal and $452 million in state NOLs. These deferred tax assets are currently fully reserved. The federal NOLs begin to expire in 2031. The state NOLs expire in various tax years and began to expire in 2016. Under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as an  increase of more than 50% of the value of the Company’s stock owned by certain “5-percent shareholders,” as such term is defined in Section 382 of the Code, in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited.

In September 2020, our Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent, and declared a dividend of one Right for each outstanding share of common stock of the Company outstanding on the record date of October 2, 2020, to the stockholders of record on that date. The Rights Agreement is designed to facilitate the Company’s ability to protect its NOLs and certain other tax attributes in order to be able to offset potential future income taxes for federal income tax purposes. The Rights Agreement may make it more difficult for the Company to undergo an ownership change by deterring a third party from acquiring 4.9% or more of the shares of our common stock. This may adversely affect the marketability of our common stock by discouraging any individual, firm, corporation, partnership or other person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more shares of our common stock then outstanding. In addition, although the Rights Agreement is intended to reduce the likelihood of an ownership change that could adversely affect utilization of our NOLs, there is no assurance that the Rights Agreement will prevent all transfers that could result in such an ownership change. We may experience ownership changes in the future as a result of subsequent shifts in our common stock ownership, some of which may be outside of our control. In addition, pursuant to the terms of the Rights Agreement, our Board of Directors may determine that it is in the best interests of the Company to exempt certain transactions, that could result in an ownership change, from triggering the Rights Agreement. If an ownership change occurs and our ability to use our NOLs is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

The Communications Act and FCC regulations impose restrictions on foreign ownership of FCC licensees, as described in the above risk factor, “—Risks Related to Our Technology and Intellectual Property—If we fail to comply with the Communications Act and FCC regulations limiting ownership and voting of our capital stock by non-U.S. persons we could lose our FCC license.” Our corporate charter and bylaws include provisions that permit our Board of Directors to take certain actions in order to comply with FCC regulations regarding foreign ownership, including but not limited to, a right to redeem shares of common stock from non-U.S. citizens at prices at or below fair market value. Non-U.S. citizens should consider carefully the redemption provisions in our certificate of incorporation prior to investing in our common stock.

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

Currently, we lease approximately 120,000 square feet for our business in Broomfield, Colorado, under a lease agreement that expires in 2029. In addition, we license approximately 8,200 square feet in Chicago, Illinois for those of our employees who live in the metropolitan Chicago area, pursuant to a license agreement with Intelsat that expires on November 30, 2021 and is renewable by agreement of the parties. Before renewing the license agreement, we plan to explore opportunities to lease other space in the Chicago area. We believe that our existing Broomfield facilities, together with our current Chicago space or such other space in the Chicago area as we determine to lease, will be adequate for the foreseeable future.

Item 3.	Legal Proceedings

Linksmart Litigation - On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against Gogo Inc., Gogo LLC, our former subsidiary and the entity that operated our CA business (“Gogo LLC”), and eight CA airline partners in the U.S. District Court for the Central District of California alleging that CA’s redirection server and login portal infringe a patent owned by the plaintiff. The suits seek an unspecified amount of damages. Intelsat is required under its contracts with these airlines, which it assumed in the Transaction, to indemnify them for defense costs and any liabilities resulting from the suit. The Court has stayed the suits against the airline customers pending resolution of the suit against Gogo. Linksmart has also filed suit against other defendants asserting the same patent. Following the filing by one of those defendants of a petition to commence an inter partes review against the asserted patent in the U.S. Patent and Trademark Office, the Court stayed the litigation against such other defendant, Gogo Inc. and Gogo LLC, but such stay was lifted in July 2019 when the U.S. Patent and Trademark Office determined that the petitioner had not met the standard of proof required to commence the inter partes review. Since the stay was lifted, discovery has been completed and motion practice continues. No date has been set for trial. We believe that the plaintiff’s claims are without merit and intend to continue to defend them vigorously. The outcome of this litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer, its current Chief Financial Officer and its then-current President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to the reliability of and installation and remediation costs associated with CA’s 2Ku antenna. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019 the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and in December 2019, defendants filed a second amended complaint. In July 2020, plaintiffs filed a motion requesting leave to file a proposed third amendment complaint, which was granted by the Court. Plaintiffs proceeded to file the third amended complaint in July 2020 and we filed a motion to dismiss in September 2020. That motion has been fully briefed and we await the Court’s ruling. We believe that the claims are without merit and intend to continue to defend them vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit.  No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Derivative Litigation - On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer and President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to the 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. The two lawsuits were consolidated and are stayed until a final disposition of the motion to dismiss in the class action suit. We believe that the claims are without merit and intend to defend them vigorously if the litigation resumes. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to these suits. No amounts have been accrued for any potential costs under this matter, as we cannot reasonably predict the outcome of the litigation or any potential costs.

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

Holders of Record

As of March 4, 2021, there were 45 stockholders of record of our common stock, and the closing price of our common stock was $11.39 per share as reported on the NASDAQ. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Repurchases of Equity Securities

None.

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information regarding securities authorized for issuance.

Performance

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Gogo Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (“S&P 500”) and the Nasdaq Composite Index (“NASDAQ Composite”) for the period from December 31, 2015 through December 31, 2020, the last trading day of 2020. The graph assumes that $100 was invested at the market close on December 31, 2015 in our common stock, the S&P 500 and the NASDAQ Composite and assumes reinvestments of dividends, if any. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	Selected Financial Data

Not applicable. Financial information related to fiscal years 2017 and 2016 may be found in Part II, Item 6. Selected Financial Data in our fiscal 2019 Form 10-K filed with the SEC on March 13, 2020. Please refer to the consolidated financial statements included herein in Part II, Item 8. Financial Statements and Supplementary Data for fiscal year 2020, 2019 and 2018 information.

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

On December 1, 2020, we completed the previously announced sale of our commercial aviation (“CA”) business to a subsidiary of Intelsat Jackson Holdings S.A. (“Intelsat”) for a purchase price of $400 million in cash, subject to certain adjustments (the “Transaction”). As a result, all periods presented in our consolidated financial statements and other portions of this Annual Report on Form 10-K have been conformed to present the CA business as discontinued operations.

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

Company Overview

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. Our mission is to provide ground-like connectivity to every passenger on every flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated air-to-ground (“ATG”) networks, engineer, install and maintain in-flight systems of proprietary hardware and software, and deliver customizable connectivity and wireless entertainment services and global support capabilities to our aviation partners. Our services include satellite-based voice and data services made available through strategic partnerships with satellite providers.

Our chief operating decision maker evaluates performance and business results for our operations, and makes resource and operating decisions, on a consolidated basis. As such, we do not present segment information in this Annual Report on Form 10-K.

Impact of COVID-19 Pandemic

The COVID-19 pandemic caused a significant decline in international and domestic business aviation travel, which materially and adversely affected our business in 2020. Beginning in March 2020, our business saw a sharp decrease in flight activity, as well as an increase in requests for account suspensions and decreases in new plan activations. Though we continue to see strong signs of recovery from the lows we experienced in mid-April 2020, we expect COVID-19 to continue to negatively impact our business and we are unable to predict how long or with what degree of severity that impact will continue. The impact of the pandemic has varied across different parts of our customer base – for example corporate flight departments, charter operators and commercial aircraft (under the ATG Network Sharing Agreement) – and we expect the pace of recovery to vary by customer type also.

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the business aviation industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•

costs associated with the implementation of, and our ability to implement on a timely basis our technology roadmap, including upgrades to and installation of the ATG technologies we currently offer, Gogo 5G, and any other next generation or other new technology;

•

our ability to manage issues and related costs that may arise in connection with the implementation of our technology roadmap, including technological issues and related remediation efforts and failures or delays on the part of antenna and other equipment developers and providers, some of which are single source;

•	our ability to license additional spectrum and make other improvements to our network and operations as technology and user expectations change;
•	the number of aircraft in service in our markets, including consolidations or changes in fleet size by one or more of our large-fleet customers;
•

the economic environment and other trends that affect both business and leisure aviation travel, including the impact of COVID-19 on restrictions on and demand for air travel, as well as disruptions to supply chains and installations;

•

the extent of our customers’ adoption of our products and services, which is affected by, among other things, willingness to pay for the services that we provide, the quality and reliability of our products and services, changes in technology and competition from current competitors and new market entrants;

•	our ability to engage suppliers of equipment components and network services on a timely basis and on commercially reasonable terms;
•

changes in laws, regulations and interpretations affecting telecommunications services, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, expand our service offerings and manage our network; and

•

changes in laws, regulations and policies affecting our business or the business of our customers and suppliers, including changes that impact the design of our equipment and our ability to obtain required certifications for our equipment.

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections.

	For the Years Ended December 31,
	2020	2019	2018
Aircraft online (at period end)
ATG	5,778	5,669	5,224
Satellite	4,702	5,001	5,124
Average monthly connectivity service revenue per aircraft online
ATG	$2,951	$3,113	$3,027
Satellite	212	249	243
Units sold
ATG	667	909	1,062
Satellite	199	560	460
Average equipment revenue per unit sold (in thousands)
ATG	$68	$69	$66
Satellite	59	39	39

•

ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented. This number excludes aircraft receiving ATG service as part of the ATG Network Sharing Agreement with Intelsat.

•	Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide satellite services as of the last day of each period presented.

•

Average monthly connectivity service revenue per ATG aircraft online. We define average monthly connectivity service revenue per ATG aircraft online as the aggregate ATG connectivity service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period). Revenue share earned from the ATG Network Sharing Agreement with Intelsat is excluded from this calculation.

•

Average monthly service revenue per satellite aircraft online. We define average monthly service revenue per satellite aircraft online as the aggregate satellite service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).

•	Units sold. We define units sold as the number of ATG or satellite units for which we recognized revenue during the period.
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

Key Components of Consolidated Statements of Operations

As a result of the Transaction, all periods presented in this Form 10-K have been conformed to present the CA business as a discontinued operation. We report the financial results of discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. The results of operations and cash flows of a discontinued operation are restated for all comparative periods presented. Refer to Note 2, “Discontinued Operations,” to our consolidated financial statements for further information.

The following briefly describes certain key components of revenue and expenses as presented in our consolidated statements of operations.

Revenue:

We generate two types of revenue: service revenue and equipment revenue.

Service revenue primarily consists of monthly subscription and usage fees paid by aircraft owners and operators for telecommunication, data, and in-flight entertainment services. Service revenue is recognized as the services are provided to the customer. Beginning December 2020, service revenue includes revenue earned from the ATG Network Sharing Agreement with Intelsat.

Equipment revenue primarily consists of proceeds from the sale of ATG and satellite connectivity equipment and entertainment equipment. Equipment revenue is generally recognized when the equipment is shipped to OEMs and dealers.

Cost of Revenue:

Cost of service revenue consists of ATG network costs, satellite provider service costs, transaction costs and costs related to network operations.

Before closing the Transaction, we operated two divisions – business aviation (“BA”) and commercial aviation (“CA”). In January 2019, BA assumed responsibility for operating and maintaining our ATG network and was allocated the majority of the ATG network costs incurred in fiscal year 2019. In January 2020, we adopted a new allocation methodology for the ATG network costs utilizing pricing and usage for each of CA and BA. This allocation methodology has been applied retrospectively to prior periods presented as the CA business is reported in discontinued operations. Since the completion of the Transaction, we ceased allocating ATG network costs to the divested CA business.

Cost of equipment revenue primarily consists of the costs of purchasing component parts used in the manufacture of our equipment and the production, installation, technical support and quality assurance costs associated with the equipment sales.

Engineering, Design and Development Expenses:

Engineering, design and development expenses include the costs incurred to design and develop our technologies and products and to obtain and maintain FAA and other regulatory certifications. This includes the design, development and integration of our ATG ground networks and airborne line replaceable units, the design and development of products and enhancements thereto, and program management activities. Engineering, design and development expenses also include costs associated with enhancements to existing products.

Sales and Marketing Expenses:

Sales and marketing expenses consist of costs associated with activities related to customer sales (including sales commissions), digital marketing and lead generation, advertising and promotions, product management, trade shows and customer service support for end users.

General and Administrative Expenses:

General and administrative expenses include personnel and related operating costs of the business support functions, including finance and accounting, legal, human resources, administrative, information technology, facilities and executive groups.

Depreciation and Amortization:

Depreciation expense includes expense associated with the depreciation of our network equipment, office equipment, furniture, fixtures and leasehold improvements, which is recorded over their estimated useful lives. Amortization expense includes the amortization of our finite-lived intangible assets on a straight-line basis over their estimated useful lives, which range from three to ten years depending on the assets being amortized.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related exposures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. In some instances, we could reasonably use different accounting estimates, and in some instances actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and that they require our most difficult, subjective or complex judgments, resulting from the need to make estimates. For a discussion of our significant accounting policies to which many of these critical estimates relate, see Note 3, “Summary of Significant Accounting Policies,” to our consolidated financial statements.

We believe that the assumptions and estimates associated with revenue recognition, indefinite-lived intangible assets and stock-based compensation expense have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Note that these critical accounting policies and estimates relate solely to our continuing operations. The accounting policies related to our discontinued operations are discussed in Note 2, “Discontinued Operations,” to our consolidated financial statements.

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

See Note 5, “Revenue Recognition,” to our consolidated financial statements for additional information.

We sell airborne telecommunications equipment to OEMs and dealers, who purchase the equipment based on their planned production or aftermarket sales, or in some cases based on specific orders made by aircraft owners and operators. These distribution partners resell the equipment and install the equipment for the aircraft owners and operators. Revenue for equipment sales to distribution partners is recognized upon shipment of equipment after an executed contract, purchase order or other documented agreement has been received and control of the equipment has  transferred.

We also provide connectivity, entertainment and voice services to the owners and operators of business aircraft for a monthly subscription fee or a usage-based fee. These services are typically contracted for a one-year period and automatically renew unless cancelled at the end of the service period. Revenue is recognized on a monthly basis as services are provided.

In all cases, we evaluate whether a contract exists as it relates to collectability of the contract. Once a contract is deemed to exist, we evaluate the transaction price and deliverables under the contract.

A limited number of contracts contain multiple equipment and service deliverables. For these contracts, we account for each distinct good or service as a separate performance obligation. We allocate the contract’s transaction price to each performance obligation using the relative standalone selling price, which is based on the actual selling price for any good or service sold separately to a similar class of customer.

Indefinite-Lived Intangible Assets:

We account for our indefinite-lived intangible assets in accordance with Accounting Standards Codification Topic 350-40, Intangibles-Goodwill and Other (“ASC 350-40”).

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

For the Greenfield method we estimate the value of our FCC spectrum licenses by calculating the present value of the cash flows of a hypothetical new market participant whose only assets are such licenses to determine the fair value of the FCC licenses. It includes all necessary costs and expenses to build the company’s infrastructure during the start-up period, projected revenue, and cash flows once the infrastructure is completed. Since there is limited corroborating data available in the marketplace that would demonstrate a market participant’s experience in establishing an “air-to-ground” business, we utilize our historic results and future projections as the underlying basis for the application of the Greenfield method. We follow the traditional discounted cash flow method, calculating the present value of a new market participant’s estimated debt free cash flows, based on our historical weighted average cost of capital adjusted to reflect the cost of capital for a new market participant.

Our impairment calculations contain uncertainties, including the impact of COVID-19, because they require management to make assumptions and to apply judgment to estimate future projected cash flows and estimated growth rates and discount rates, as well as new market participant assumptions. Estimates of future projected cash flows used in connection with the discounted cash flow analysis were consistent with the plans and estimates that we used to manage the business, including estimates of the impact of COVID-19, although there was inherent uncertainty in these estimates.

Our annual assessment as of October 1, 2020 indicated no impairment. We are continuously monitoring the COVID-19 pandemic and its impact. If the negative impact of the pandemic exceeds management’s estimates, we could incur material impairment charges in future periods.

See Note 8, “Intangible Assets,” to our consolidated financial statements for further information.

Stock-Based Compensation Expense:

We account for stock-based compensation expense in accordance with Accounting Standards Codification Topic 708, Compensation-Stock Compensation (“ASC 718”).

We account for stock-based compensation expense based on the grant date fair value of the award for awards deemed to be equity awards. For awards deemed to be liability awards, we recognize stock-based compensation expense based on the fair value of the award at each reporting date. We recognize this cost as an expense over the requisite service period, which is generally the vesting period of the respective award. We use the Black-Scholes option-pricing model to determine the estimated fair value of stock options. Critical inputs into the Black-Scholes option-pricing model include: the annualized volatility of our common stock; the expected term of the option in years; the grant date fair value of our common stock; the option exercise price; the risk-free interest rate; and the annual rate of quarterly dividends on the stock, which are estimated as follows:

•

Volatility. Beginning in 2020, we calculated volatility based exclusively on our own common stock. In prior years, we had not been a public company long enough to calculate volatility based exclusively on our own common stock, and thus calculated the expected volatility as of each grant date based on a weighting of our own common stock and reported data for a peer group of publicly traded companies for which historical information was available.

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

If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense for future awards may differ materially from the expense recognized for awards previously granted. The inputs that create the most sensitivity in our option valuation are the volatility and expected term.

See Note 14, “Stock-Based Compensation,” to our consolidated financial statements for additional information.

Recent Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies,” to our consolidated financial statements for additional information.

Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of operations. The information contained in the table below should be read in conjunction with our consolidated financial statements and related notes.

Consolidated Statements of Operations Data

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Revenue:
Service revenue	$211,987	$221,922	$196,377
Equipment revenue	57,731	87,063	93,776
Total revenue	269,718	308,985	290,153
Operating expenses:
Cost of service revenue (exclusive of items shown below)	45,073	42,142	37,139
Cost of equipment revenue (exclusive of items shown below)	39,299	51,744	55,416
Engineering, design and development	25,227	26,013	18,519
Sales and marketing	15,135	21,236	24,396
General and administrative	54,467	54,628	57,903
Depreciation and amortization	14,166	16,690	14,363
Total operating expenses	193,367	212,453	207,736
Operating income	76,351	96,532	82,417
Other (income) expense:
Interest income	(722)	(4,000)	(4,122)
Interest expense	125,787	130,473	122,620
Loss on extinguishment of debt	-	57,962	19,653
Other (income) expense	(9)	31	80
Total other expense	125,056	184,466	138,231
Loss from continuing operations before income taxes	(48,705)	(87,934)	(55,814)
Income tax provision (benefit)	(146)	563	(3,354)
Net loss from continuing operations	(48,559)	(88,497)	(52,460)
Net loss from discontinued operations, net of tax	(201,477)	(57,507)	(109,571)
Net loss	$(250,036)	$(146,004)	$(162,031)

Years Ended December 31, 2020 and 2019

Revenue:

Revenue and percent change for the years ended December 31, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Years Ended		% Change
	December 31,		2020 over
	2020	2019	2019
Service revenue	$211,987	$221,922	(4.5)%
Equipment revenue	57,731	87,063	(33.7)%
Total revenue	$269,718	$308,985	(12.7)%

Revenue decreased to $269.7 million for the year ended December 31, 2020, as compared with $309.0 million for the prior year, due to decreases in service and equipment revenue.

Service revenue decreased to $212.0 million for the year ended December 31, 2020, as compared with $221.9 million for the prior year, primarily due to ATG deactivations and suspensions related to the COVID-19 pandemic. Average monthly service revenue per ATG unit online decreased to $2,951 during the year ended December 31, 2020, as compared with $3,113 for the prior year.

Equipment revenue decreased to $57.7 million for the year ended December 31, 2020, as compared with $87.1 million for the prior year, primarily due to decreases in the number of ATG and satellite units sold related to the COVID-19 pandemic. 667 ATG units were sold during the year ended December 31, 2020, as compared with 909 units for the prior year.

We expect service and equipment revenue to increase in the future as the impact of the COVID-19 pandemic dissipates and additional ATG aircraft come online.

Cost of Revenue:

Cost of service revenue and percent change for the years ended December 31, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Years Ended		% Change
	December 31,		2020 over
	2020	2019	2019
Cost of service revenue	$45,073	$42,142	7.0%
Cost of equipment revenue	$39,299	$51,744	(24.1)%

Cost of service revenue increased to $45.1 million for the year ended December 31, 2020, as compared with $42.1 million for the prior year, primarily due to an increase in allocated ATG network costs.  Following the completion of the Transaction, ATG network costs are no longer shared with the divested CA business.

We expect cost of service revenue to increase over time, primarily due to service revenue growth and increasing ATG network costs associated with Gogo 5G.

Cost of equipment revenue decreased to $39.3 million for the year ended December 31, 2020, as compared with $51.7 million for the prior year, primarily due to a decrease in equipment revenue.

We expect that our cost of equipment revenue will vary with changes in equipment revenue and unit sold.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased to $25.2 million for the year ended December 31, 2020, as compared with $26.0 million for the prior year, due to a decrease in personnel, travel costs and miscellaneous other costs resulting from cost controls implemented by management, primarily in response to the impact of the COVID-19 pandemic on our business.

We expect engineering, design and development expenses to remain flat or increase slightly as a percentage of service revenue in the near term, driven by Gogo 5G development costs, and decrease as a percentage of service revenue over the long term as the level of investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses decreased to $15.1 million for the year ended December 31, 2020, as compared with $21.2 million for the prior year, primarily due to decreased personnel and advertising expenses and cost controls implemented by management in response to the impact of the COVID-19 pandemic on our business.

We expect sales and marketing expenses to remain relatively flat as a percentage of service revenue.

General and Administrative Expenses:

General and administrative expenses decreased slightly to $54.5 million for the year ended December 31, 2020, as compared with $54.6 million for the prior year.

We expect general and administrative expenses to decrease as a percentage of service revenue over time as we identify efficiencies and drive down costs and as the business grows given the fixed cost nature of this category.

Depreciation and Amortization:

Depreciation and amortization expense decreased to $14.2 million for the year ended December 31, 2020, as compared with $16.7 million for the prior year, primarily due to certain ATG network assets becoming fully depreciated.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other (Income) Expense:

Other (income) expense and percent change for the years ended December 31, 2020 and 2019 were as follows (in thousands, except for percent change):

	For the Years		% Change
	Ended December 31,		2020 over
	2020	2019	2019
Interest income	$(722)	$(4,000)	(82.0%)
Interest expense	125,787	130,473	(3.6%)
Loss on extinguishment of debt	—	57,962	nm
Other (income) expense	(9)	31	nm
Total	$125,056	$184,466	(32.2%)

Total other expense decreased to $125.1 million for the year ended December 31, 2020, as compared with $184.5 million for the prior year, primarily due to the loss on extinguishment of debt that occurred in 2019.

Absent a debt refinancing in 2021, we expect our interest expense to increase due to the higher average debt outstanding resulting from the issuance of the 2020 Additional Notes in November 2020. See Note 9, “Long-Term Debt and Other Liabilities” to our consolidated financial statements for additional information.

Income Taxes:

The effective income tax rate for the year ended December 31, 2020 was 0.3%, as compared with (0.6%) for the prior year. Income tax expense for the year ended December 31, 2020 was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets.

We expect our income tax provision to increase in future periods to the extent we become profitable.

Discontinued Operations:

Loss from discontinued operations increased to $201.5 million for the year ended December 31, 2020, as compared with a loss of $57.5 million for the prior year, primarily due to a decrease in revenue and $47.4 million of charges related to the impairment of long-lived assets, partially offset by the $38.0 million gain on sale of discontinued operations.

Revenue decreased 55.7% as compared with the prior year, primarily as a result of the negative impact of COVID-19 on commercial air travel. Additionally, results for the year ended December 31, 2020 included charges of $47.4 million and $10.7 million related to the impairment of long-lived assets and provisions for expected credit losses, respectively, while no such charges were incurred in the prior year. These changes were partially offset by declines in cost of service revenue, cost of equipment revenue, engineering, design and development expenses and general and administrative expenses, primarily due to the cost control measures implemented in 2020 in response to the impact of  COVID-19 on the CA business.

Upon the closing of the Transaction on December 1, 2020, we received initial gross proceeds of $386.3 million, which reflects the $400.0 million purchase price, adjusted for cash, debt, transaction expenses and working capital. The final purchase price remains subject to change due to customary post-closing purchase price adjustment procedures set forth in the purchase and sale agreement between Gogo and Intelsat, that are not yet complete. In February 2021, Intelsat delivered a draft closing statement that would reduce the working capital portion of the purchase price computation by $9.4 million, which would result in Gogo returning to Intelsat $9.4 million of the initial gross proceeds. Gogo is reviewing Intelsat’s draft closing statement in accordance with the terms of the purchase and sale agreement. As this post-closing purchase price adjustment is not yet finalized and therefore represents a contingent gain, $9.4 million has been recorded as a deferred gain on sale included within Accrued liabilities. As a result, we have recognized within Other (income) expense a pretax gain on sale of $38.0 million, computed as the $386.3 million of initial gross proceeds less (i) the potential $9.4 million post-closing purchase price adjustment, (ii) the carrying value of the assets and liabilities transferred in the Transaction and (iii) Transaction-related costs.

See Note 2, “Discontinued Operations,” to our consolidated financial statements for additional information.

Years Ended December 31, 2019 and 2018

Revenue:

Revenue and percent change for the years ended December 31, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Years Ended		% Change
	December 31,		2019 over
	2019	2018	2018
Service revenue	$221,922	$196,377	13.0%
Equipment revenue	87,063	93,776	(7.2)%
Total revenue	$308,985	$290,153	6.5%

Revenue increased to $309.0 million for the year ended December 31, 2019, as compared with $290.2 million for the prior year, due to an increase in service revenue offset in part by a decrease in equipment revenue.

Service revenue increased to $221.9 million for the year ended December 31, 2019, as compared with $196.4 million for the prior year, primarily due to more customers subscribing to our ATG service. The number of ATG aircraft online increased 8.5% to 5,669 as of December 31, 2019, as compared with 5,224 as of December 31, 2018. Average monthly service revenue per ATG unit online increased to $3,113 during the year ended December 31, 2019, as compared with $3,027 for the prior year.

Equipment revenue decreased to $87.1 million for the year ended December 31, 2019, as compared with $93.8 million for the prior year, primarily due to a decrease in sales of ATG equipment.

Cost of Revenue:

Cost of service revenue and percent change for the years ended December 31, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Years Ended		% Change
	December 31,		2019 over
	2019	2018	2018
Cost of service revenue	$42,142	$37,139	13.5%
Cost of equipment revenue	$51,744	$55,416	(6.6)%

Cost of service revenue increased to $42.1 million for the year ended December 31, 2019, as compared with $37.1 million for the prior year, primarily due to a Federal Universal Service fund charge.

Cost of equipment revenue decreased to $51.7 million for the year ended December 31, 2019, as compared with $55.4 million for the prior year, primarily due to a decrease in equipment revenue.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased to $26.0 million for the year ended December 31, 2019, as compared with $18.5 million for the prior year, due to the incurrence of 5G development costs in 2019.

Sales and Marketing Expenses:

Sales and marketing expenses decreased to $21.2 million for the year ended December 31, 2019, as compared with $24.4 million for the prior year, primarily due to a decrease in personnel-related expenses.

General and Administrative Expenses:

General and administrative expenses decreased to $54.6 million for the year ended December 31, 2019, as compared with $57.9 million for the prior year, primarily due to decreases in legal and personnel-related expenses.

Depreciation and Amortization:

Depreciation and amortization expense increased to $16.7 million for the year ended December 31, 2019, as compared with $14.4 million for the prior year, primarily due to an increase in amortization of capitalized software.

Other (Income) Expense:

Other (income) expense and percent change for the years ended December 31, 2019 and 2018 were as follows (in thousands, except for percent change):

	For the Years		% Change
	Ended December 31,		2019 over
	2019	2018	2018
Interest income	$(4,000)	$(4,122)	(3.0%)
Interest expense	130,473	122,620	6.4%
Loss on extinguishment of debt	57,962	19,653	194.9%
Other (income) expense	31	80	(61.3%)
Total	$184,466	$138,231	33.4%

Total other expense was $184.5 million for the year ended December 31, 2019, as compared with $138.2 million for the prior year, due to a larger loss on extinguishment of debt and increased interest expense due to higher average debt levels outstanding during the year ended December 31, 2019 as compared with the prior year. See Note 9, “Long Term Debt and Other Liabilities,” to our consolidated financial statements for additional information related to the loss on extinguishment of debt. See Note 10, “Interest Costs,” to our consolidated financial statements for additional information related to our interest expense.

Income Taxes:

The effective income tax rate for the year ended December 31, 2019 was (0.6%), as compared with 6.0% for the prior year. Income tax expense for the year ended December 31, 2019 was not significant primarily due to the recording of a valuation allowance against our net deferred tax assets.

Discontinued Operations:

Loss from discontinued operations decreased to $57.5 million for the year ended December 31, 2019, as compared with a loss of $109.6 million for the prior year, primarily due to a decrease in revenue of $76.9 million, more than offset by a $126.4 million reduction in operating expenses.

Revenue decreased 12.7% as compared with the prior year, driven by a decline in equipment revenue due to fewer installations of CA equipment on airline partners’ aircraft and the transition of one airline to a different business model in January 2018 that increased equipment revenue by $45.4 million for the year-ended December 31, 2018. The reduction in operating expenses was driven by a reduction in cost of equipment revenue related to the reduced equipment revenue discussed above, as well as decreased engineering, design and development expenses related to programs and personnel, and decreased sales and marketing expenses related to personnel.

See Note 2, “Discontinued Operations,” to our consolidated financial statements for additional information.

Non-GAAP Measures

In our discussion below, we discuss Adjusted EBITDA, as defined below, which is a non-GAAP financial measurement. Management uses Adjusted EBITDA for business planning purposes, including managing our business and measuring our performance against internally projected results of operations. This supplemental performance measure also provides another basis for comparing period-to-period results by excluding potential differences caused by non-operational and unusual or non-recurring items. Adjusted EBITDA may vary from and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is not a recognized measurement under accounting principles generally accepted in the United States, or GAAP; when analyzing our performance with Adjusted EBITDA, investors should (i) evaluate each adjustment in our reconciliation to the corresponding GAAP measure, and the explanatory footnotes regarding those adjustments, and (ii) use Adjusted EBITDA in addition to, and not as an alternative to, net loss attributable to common stock as a measure of operating results.

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net loss attributable to common stock before interest expense, interest income, income taxes and depreciation and amortization expense.

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense included in the results of continuing operations, (ii) the results of discontinued operations, including stock-based compensation expense and the gain on the sale of CA, and (iii) loss on extinguishment of debt. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

We believe that the exclusion of stock-based compensation expense from Adjusted EBITDA is appropriate given the significant variation in expense that can result from using the Black-Scholes model to determine the fair value of such compensation. The fair value of our stock options is determined using the Black-Scholes model and varies based on fluctuations in the assumptions used in this model, including inputs that are not necessarily directly related to the performance of our business, such as the expected volatility, the risk-free interest rate and the expected term of the options. Therefore, we believe that the exclusion of this cost provides a clearer view of the operating performance of our business. Further, stock option grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. While we believe that investors should have information about any dilutive effect of outstanding options and the cost of that compensation, we also believe that stockholders should have the ability to consider our performance using a non-GAAP financial measure that excludes these costs and that management uses to evaluate our business.

We believe it is useful for an understanding of our operating performance to exclude the results of our discontinued operations because they are not part of our ongoing operations.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Years Ended December 31,
	2020	2019	2018
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(250,036)	$(146,004)	$(162,031)
Interest expense	125,787	130,473	122,620
Interest income	(722)	(4,000)	(4,122)
Income tax provision (benefit)	(146)	563	(3,354)
Depreciation and amortization	14,166	16,690	14,363
EBITDA	(110,951)	(2,278)	(32,524)
Stock-based compensation expense	7,808	8,654	8,536
Loss from discontinued operations	201,477	57,507	109,571
Loss on extinguishment of debt	-	57,962	19,653
Adjusted EBITDA	$98,334	$121,845	$105,236

Material limitations of Non-GAAP measures

Although EBITDA and Adjusted EBITDA are measurements frequently used by investors and securities analysts in their evaluations of companies, EBITDA and Adjusted EBITDA each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with GAAP.

Some of these limitations include:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;
•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;
•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;
•	Adjusted EBITDA does not reflect non-cash components of employee compensation;
•	Adjusted EBITDA does not reflect the results of discontinued operations;
•	Adjusted EBITDA does not reflect the loss on extinguishment of debt, which was significant in certain periods; and
•	since other companies in our or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

We have historically financed our growth and cash needs primarily through the issuance of common stock, non-convertible debt, senior convertible preferred stock, convertible debt, term facilities and cash from operating activities. We continually evaluate our ongoing capital needs in light of increasing demand for our services, capacity requirements, evolving user expectations regarding the in-flight connectivity experience, evolving technologies in our industry and related strategic, operational and technological opportunities. We actively consider opportunities to raise additional capital in the public and private markets utilizing one or more of the types of capital raising transactions through which we have historically financed our growth and cash needs, as well as other means of capital raising not previously used by us.

We are also currently considering undertaking a comprehensive refinancing of our existing indebtedness in the near-term in order to better align our capital structure with our business, following consummation of the Transaction, and reduce our annual interest expense. Such financing activity may take the form of one or more forms of indebtedness, including, but not limited to, secured or unsecured bonds, term loans and revolving credit facilities.  Our ability to execute on any financing transaction will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control.

See the disclosure below under the heading “Debt Instruments” for the definitions of the debt and convertible debt instruments to which we refer in this section, as well as the indentures and other agreements that govern them.

As detailed in Note 9, “Long-Term Debt and Other Liabilities,” in April 2019 and May 2019, we entered into financing transactions that extended the maturity of our senior secured indebtedness to 2024 and generated funds sufficient to repay, repurchase or retire our 2020 Convertible Notes (all of which we have repurchased). In August 2019, we entered into the ABL Credit Facility, which provides for a revolving line of credit of up to $30.0 million, subject to borrowing base availability, and includes letter of credit and swingline sub-facilities. The ABL Credit Agreement provides that the revolving line of credit may be increased by up to an additional $30.0 million under certain circumstances. Since March 2020, in order to enhance our liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we have made certain drawings and repayments under the revolving ABL Credit Facility. As of December 31, 2020, no amounts were outstanding under the ABL Credit Facility and $21.9 million remained available for borrowing under the terms of the agreement that would allow for the company to meet the “payment conditions” criteria as described in the agreement. Our intent is to continue to access the capital markets to refinance our future debt obligations on an as-needed basis.

Excluding the impact of our IPO, our prior credit facility, the 2022 Convertible Notes, the 2020 Convertible Notes, the 2024 Senior Secured Notes, the 2022 Senior Secured Notes and the ABL Credit Facility, to date we have not generated positive cash flows. Additionally, as disclosed elsewhere in this report, the extent of the impact of COVID-19 on our business and our financial and operational performance will depend on future developments, including the duration, spread and severity of the outbreak, the timetable for administering and efficacy of vaccines, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are highly uncertain and cannot be predicted. If the recent recovery observed in the BA business does not continue, our liquidity and financial condition may be materially adversely affected. See “Risk Factors─Risks Related to our Business─The COVID-19 pandemic and the measures implemented to combat it have had, and may continue to have, a material adverse effect on our business.”

As of December 31, 2020, our cash and cash equivalents balance was $435.3 million. Based on our current plans, including the measures taken in our response to COVID-19 and the proceeds received in connection with the closing of the Transaction, we believe that our cash and cash equivalents and cash flows provided by operating activities and access to the ABL credit facility will be sufficient to meet our operating obligations, including our capital expenditure requirements, for the next twelve months.

The 2024 Indenture and the ABL Credit Agreement contain covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Further, market conditions and/or our financial performance may limit our access to additional sources of equity or debt financing, or our ability to pursue potential strategic alternatives. As a result, we may be unable to finance the growth of our business to the extent that our cash, cash equivalents and short-term investments and cash generated through operating activities prove insufficient or we are unable to raise additional financing through the issuance of additional equity, permitted incurrences of debt by us or by GIH and its subsidiaries, or the pursuit of potential strategic alternatives.

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$4,513	$(12,872)	$1,892
Net cash provided by (used in) investing activities	(8,990)	32,850	162,820
Net cash provided by (used in) financing activities	44,479	(2,830)	29,654
Net cash provided by (used in) discontinued operations	220,139	(30,339)	(207,557)
Effect of foreign exchange rate changes on cash	(1,946)	(250)	578
Increase (decrease) in cash, cash equivalents and restricted cash	258,195	(13,441)	(12,613)
Cash, cash equivalents and restricted cash at beginning of period	177,675	191,116	203,729
Cash, cash equivalents and restricted cash at end of period	$435,870	$177,675	$191,116
Supplemental information:
Cash, cash equivalents and restricted cash at end of period	$435,870	$177,675	$191,116
Less: current restricted cash	525	560	1,535
Less: non-current restricted cash	-	7,099	5,426
Cash and cash equivalents at end of period	$435,345	$170,016	$184,155
Short-term investments	$-	$-	$39,323

Following is a discussion of the year-over-year changes in cash flow activities.

Net cash provided by (used in) operating activities from continuing operations:

The following table presents a summary of our cash flows from operating activities from continuing operations for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Net loss	$(48,559)	$(88,497)	$(52,460)
Non-cash charges and credits	42,677	103,951	61,267
Changes in operating assets and liabilities	12,114	(28,326)	(6,915)
Net cash provided by (used in) operating activities from continuing operations	$6,232	$(12,872)	$1,892

For the year ended December 31, 2020, cash provided by operating activities from continuing operations was $4.5 million, as compared with cash used in operating activities from continuing operations of $12.9 million for the prior year. The principal contributors to the increase in operating cash flows were:

•	A $38.7 million increase in cash flows related to operating assets and liabilities resulting from:
o	An increase in cash flows primarily due to the following:
▪	Changes in accrued interest due to changes in the timing of payments as compared to the prior year;
▪	Changes in accounts receivable due primarily to the timing of collections and a decrease in revenue as a result of COVID-19; and
▪	Changes in accounts payable and accrued liabilities due primarily to the timing of payments.

o

Partial offsets to the above due to a decrease in cash flows resulting from changes in contract assets primarily due to additional promotional sales programs in the current year as compared to the prior year.

•	Partially offset by a $21.3 million change in net loss and non-cash charges and credits, as noted above under “—Results of Operations.”

For the year ended December 31, 2019, cash used in operating activities from continuing operations was $12.9 million, as compared with cash provided by operating activities from continuing operations of $1.9 million for the prior year. The principal contributors to the decrease in operating cash flows were:

•	A $21.4 million decrease in cash flows related to changes in operating assets and liabilities resulting from:
o	A decrease in cash flows due to the following:
▪	Changes in accrued interest due to the timing of payments as compared to the prior year; and
▪	Changes in accounts receivable primarily due to the timing of collections.
o

Partial offsets to the above due to increases in cash flows resulting from changes in inventories primarily due to decreased equipment purchases and an increase in equipment revenue during 2019 as compared with 2018.

•

Partially offset by a $6.6 million change in net loss and non-cash charges and credits, primarily due to an increased net loss in 2019 as compared to 2018 driven by an increase in loss on extinguishment of debt, as noted above under “—Results of Operations.”

Net cash provided by (used in) investing activities from continuing operations:

Cash used in investing activities from continuing operations was $9.0 million for the year ended December 31, 2020, while cash provided by investing activities from continuing operations was $32.9 million and $162.8 million, respectively, for the years ended December 31, 2019 and 2018. Investing activities are comprised of capital expenditures related to software development, data center upgrades and cell site construction. Additionally, cash used in investing activities from continuing operations includes net changes in our short-term investments consisting of a cash inflow of $39.3 million and $173.5 million, respectively, for the years ended December 31, 2019 and 2018.

Net cash provided by (used in) financing activities from continuing operations:

Cash provided by financing activities from continuing operations for the year ended December 31, 2020 was $44.5 million, primarily due to the $51.8 million of proceeds from the issuance of 2020 Additional Notes, offset by the repurchase of convertible notes, payments on finance leases and stock-based compensation activity.

Cash used in financing activities from continuing operations for the year ended December 31, 2019 was $2.8 million, primarily due to the redemption of our outstanding 2022 Senior Secured Notes (including the make-whole premium payable under the indenture governing the 2022 Senior Secured Notes) for a redemption price totaling $741.4 million, the repurchase of $159.5 million of outstanding 2020 Convertible Notes and the payment of $23.0 million of deferred financing costs associated with the issuance of the Initial Notes and the 2019 Additional Notes, offset in part by $920.7 million of gross proceeds from the issuance of the Initial Notes and the 2019 Additional Notes.

Cash provided by financing activities from continuing operations for the year ended December 31, 2018 was $29.7 million, primarily due to the issuance of the 2022 Convertible Notes with gross proceeds of $237.8 million, offset in part by $200.4 million of payments to repurchase 2020 Convertible Notes (comprised of $199.9 million of outstanding principal and $0.5 million of fees) and $8.1 million of debt issuance costs.

Net cash provided by (used in) discontinued operations:

Cash provided by discontinued operations for the year ended December 31, 2020 was $220.1 million as compared to cash used by discontinued operations of $30.3 million for the year ended December 31, 2019. The $250.4 million change was primarily due to a $464.0 million increase in cash provided by investing activities offset by a $214.1 million decrease in cash provided by operating activities. The increase in cash provided by investing activities was due to the $386.3 million of proceeds received in the Transaction and a $79.9 million decrease in capital expenditures due to the impact of COVID-19 on the installation of CA equipment on airline partners’ aircraft. The decrease in cash flows from operating activities was due to a $133.1 million increase in net loss and non-cash charges and credits, primarily due to the impact of COVID-19, and an $81.0 million decrease in cash flows related to operating assets and liabilities primarily due to changes in accounts receivable, inventory, deferred lease proceeds and accrued liabilities, offset in part by changes in accounts payable and contract assets.

Cash used by discontinued operations for the year ended December 31, 2019 was $30.3 million as compared to cash used by discontinued operations of $207.6 million for the year ended December 31, 2018.  The $177.3 million change was primarily due to a $161.1 million increase in cash provided by operating activities and a $14.5 million increase in cash provided by investing activities. The increase in cash flows from operating activities was due to a $105.2 million increase in cash flows related to changes in operating assets and liabilities, resulting primarily from changes in inventory and accounts receivable, and a $56.0 million decrease in net loss and non-cash charges and credits, as noted above under “—Results of Operations.” The increase in cash provided by investing activities was due to a decrease in capital expenditures for the installation of CA equipment on airline partners’ aircraft.

Capital Expenditures

Our business requires significant capital expenditures, primarily for technology development, equipment and capacity expansion. For the periods presented in this report, capital expenditures for our former CA business, presented as discontinued operations, included the significant purchase of airborne equipment related to the roll out and/or upgrade of service to our former airline partners’ fleets. Capital spending for continuing operations for the periods presented in this report is associated with the expansion of our ATG network and data centers. We capitalized software development costs related to network technology solutions and new product/service offerings. We also capitalized costs related to the build-out of our office locations.

Capital expenditures for our continuing operations for the years ended December 31, 2020 and 2019 were $9.0 million and $6.5 million, respectively. The increase in capital expenditures in 2020 as compared with 2019 was primarily due to an increase in capitalized software.

We expect that our capital expenditures for our continuing operations will vary in the future depending on the timing of network-related capital expenditures as we build out Gogo 5G and further invest in capitalized software.

Capital expenditures for our continuing operations for the years ended December 31, 2019 and 2018 were $6.5 million and $10.6 million, respectively. The decrease in capital expenditures in 2019 as compared with 2018 was primarily due to a decrease in capitalized software.

Debt Instruments

Following is a discussion of the debt instruments we had in place as of December 31, 2020 and which we utilized during the years ended December 31, 2020, 2019 and 2018.

2024 Senior Secured Notes

On April 25, 2019 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (“Gogo Finance” and, together with GIH, the “Issuers”) issued $905 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Initial Notes”) under an indenture (the “Base Indenture”), dated as of April 25, 2019, among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Initial 2024 Subsidiary Guarantors” and, together with us, the “Initial 2024 Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral  Agent”). On May 3, 2019, the Issuers, the Initial 2024 Guarantors and the Trustee entered into the first supplemental indenture (the “First Supplemental Indenture”) to increase the amount of indebtedness that may be incurred under Credit Facilities (as defined in the 2024 Indenture) by GIH or its subsidiaries that are 2024 Guarantors (as defined below) by $20 million in aggregate principal amount. On March 6, 2020, the Issuers, the Initial 2024 Guarantors, Gogo Air International GmbH (an indirect subsidiary of GIH) (“Gogo International”) and the Trustee entered into a second supplemental indenture (the “Second Supplemental Indenture”) to add Gogo International as a guarantor under the 2024 Indenture. On July 31, 2020, the Issuers, the Initial 2024 Guarantors, Gogo International and Gogo Inflight Internet Canada Ltd., Gogo ATG LLC and Gogo CA Licenses LLC (collectively, the “Additional Guarantors” and, together with the Initial 2024 Guarantors and Gogo International, the “2024 Guarantors”) and the Trustee entered into a third supplemental indenture (the “Third Supplemental Indenture”) to add the Additional Guarantors as guarantors under the 2024 Indenture. On November 9, 2020, the Company,  the Issuers, the 2024 Guarantors and the Trustee entered into a fourth supplemental indenture (together with the Base Indenture, the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture, the “2024 Indenture”) to increase the amount of indebtedness under the Credit Facilities (as defined in the Base Indenture) that may be incurred by the Issuers or the Subsidiary Guarantors (as defined in the Base Indenture) by $50 million in aggregate principal amount.

On May 7, 2019, the Issuers issued an additional $20 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “2019 Additional Notes”). On November 13, 2020, the Issuers issued an additional $50 million aggregate principal amount of 2024 Senior Secured Notes (the “2020 Additional Notes” and, together with the Initial Notes and the 2019 Additional Notes, the “2024 Senior Secured Notes”). The 2024 Senior Secured Notes were offered and sole in transactions exempt from registration under the Securities Act. The Initial Notes were issued at a price equal to 99.512% of their face value, the 2019 Additional Notes were issued at a price equal to 100.5% of their face value, resulting in aggregate gross proceeds of $920.7 million and the 2020 Additional Notes were issued at a price equal to 103.5% of their face value, resulting in aggregate gross proceeds of $51.8 million. Additionally, we received approximately $0.1 million for interest that accrued from April 25, 2019 through May 7, 2019 with respect to the 2019 Additional Notes that was included in our interest payment on November 1, 2019.

The 2024 Senior Secured Notes are guaranteed on a senior secured basis by Gogo Inc. and all of GIH’s existing and future restricted subsidiaries (other than Gogo Finance), subject to certain exceptions. The 2024 Senior Secured Notes and the related guarantees are secured by second-priority liens on the ABL Priority Collateral (as defined below) and by first-priority liens on the Cash Flow Priority Collateral (as defined below), including pledged equity interests of the Issuers and all of GIH’s existing and future restricted subsidiaries guaranteeing the 2024 Senior Secured Notes, except for certain excluded assets and subject to permitted liens. Upon the closing of the Transaction, certain subsidiaries were released from their guarantees under the 2024 Indenture, and certain of the ABL Priority Collateral and Cash Flow Priority Collateral were released.

As of December 31, 2020 and 2019, the outstanding principal amount of the 2024 Senior Secured Notes was $975 million and $925 million, respectively, the unaccreted debt discount was $1.5 million and $3.9 million, respectively, and the net carrying amount was $973.5 million and $921.1 million, respectively.

We used a portion of the net proceeds from the issuance of the Initial Notes and the 2019 Additional Notes to fund the redemption of all the outstanding 2022 Senior Secured Notes (as defined below) and to repurchase $159 million aggregate principal amount of the 2020 Convertible Notes (as defined below).

The 2024 Senior Secured Notes will mature on May 1, 2024. The 2024 Senior Secured Notes bear interest at a rate of 9.875% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2019.

We paid approximately $22.6 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which have been accounted for as deferred financing costs. The deferred financing costs on our consolidated balance sheet are being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $3.7 million and $2.3 million, respectively, for the years ended December 31, 2020 and 2019. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2020 and 2019, the balance of unamortized deferred financing costs related to the 2024 Senior Secured Notes was $16.6 million and $19.7 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheet. See Note 10, “Interest Costs,” for additional information.

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
•

effectively senior in right of payment to all existing and future subordinated indebtedness, if any, of such 2024 Guarantor; and structurally subordinated to all indebtedness and other liabilities of any non-2024 Guarantor subsidiary.

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

The 2024 Indenture also provides that if we complete certain sales or transfers of assets, we are required to apply the Net Cash Proceeds (as defined in the Base Indenture) generated therefrom within 365 days to either permanently repay indebtedness, in accordance with the terms of the 2024 Indenture, or invest in property or non-current assets of a nature or type used in our, or a similar or related, business. If we do not so apply the Net Cash Proceeds from the Transaction by December 1, 2021, GIH will be required to make an offer to repurchase for cash an aggregate principal amount of the 2024 Senior Secured Notes equal to any Net Cash Proceeds not so applied as of such date, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the payment date. As a result, we have classified $341 million of the 2024 Senior Secured Notes as short-term debt on the Consolidated Balance Sheet as of December 31, 2020, representing the amount of the 2024 Senior Secured Notes potentially to be repurchased with the Net Cash Proceeds.

Most of these covenants, including the covenant related to the application of Net Cash Proceeds from certain sales or transfers of assets, will cease to apply if, and for as long as, the 2024 Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s. If we or the Issuers undergo specific types of change of control accompanied by a downgrade in the rating of the 2024 Senior Secured Notes prior to May 1, 2024, GIH is required to make an offer to repurchase for cash all of the 2024 Senior Secured Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the payment date. The 2024 Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding 2024 Senior Secured Notes issued under the 2024 Indenture to be due and payable immediately. As of December 31, 2020, no event of default had occurred.

ABL Credit Facility

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

Borrowing availability under the ABL Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable (including eligible unbilled accounts receivable) and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings.  As of December 31, 2020, the facility was undrawn and $21.9 million remained available for borrowing under the terms of the agreement that would allow for the company to meet the “payment conditions” criteria as described in our ABL Credit Agreement. As of December 31, 2019, the facility was undrawn.

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

The ABL Credit Agreement includes a minimum fixed charge coverage ratio test of no less than 1.00 to 1.00, which is tested only when Specified Availability is less than the greater of (A) $4.5 million and (B) 15.0% of the then effective commitments under the ABL Credit Facility, and continuing until the first day immediately succeeding the last day of the calendar month which includes the thirtieth (30th) consecutive day on which Specified Availability is in excess of such threshold so long as no default has occurred and is continuing and certain other conditions are met.  As of December 31, 2020, Specified Availability had not fallen below the amount specified and therefore the minimum fixed charge coverage ratio test was not applicable. Full availability under the ABL Credit Facility may be limited by our ability to comply with the fixed charge coverage ratio in future periods.

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

On November 30, 2020, the Issuers entered into a limited consent to the ABL Credit Agreement with the financial institutions listed on the signature pages thereof and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the Lenders (as defined in the ABL Credit Agreement) provided consent to the consummation of the Transaction.

2022 Senior Secured Notes

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

We paid approximately $15.9 million of aggregate origination fees and financing costs related to the issuance of the 2022 Senior Secured Notes which were accounted for as deferred financing costs. Additionally, we paid approximately $1.4 million of consent fees in connection with the Supplemental Indenture, which partially offset the net carrying value of the 2022 Senior Secured Notes. Total amortization expense was $0.9 million and $2.6 million, respectively, for the years ended December 31, 2019 and 2018. Amortization expense is included in interest expense in the consolidated statements of operations. As noted above, the remaining unamortized deferred financing costs were written off as of May 15, 2019.

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

As of December 31, 2020 and 2019, the outstanding principal on the 2022 Convertible Notes was $237.8 million, the unaccreted debt discount was $22.7 million and $35.9 million, respectively, and the net carrying amount of the liability component was $215.1 million and $201.9 million, respectively.

We incurred approximately $8.1 million of issuance costs related to the issuance of the 2022 Convertible Notes, of which $6.4 million and $1.7 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2022 Convertible Notes. The $6.4 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $1.8 million and $1.7 million, respectively, for the years ended December 31, 2020 and 2019. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2020 and 2019, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $2.7 million and $4.5 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheets. See Note 8, “Interest Costs,” for additional information.

The 2022 Convertible Notes had an initial conversion rate of 166.6667 common shares per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $6.00 per share of our common stock. Upon conversion, we currently expect to settle in shares for the amount of the 2022

Convertible Notes then outstanding. We may elect to deliver cash in lieu of all or a portion of such shares. The shares of common stock subject to conversion are excluded from diluted earnings per share calculations under the if-converted method as their impact is anti-dilutive.

Holders may convert the 2022 Convertible Notes, at their option, in multiples of $1,000 principal amount at any time prior to January 15, 2022, but only in the following circumstances:

•

during any fiscal quarter beginning after the fiscal quarter ended December 31, 2018, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2022 Convertible Notes on each applicable trading day (the “Stock Price Condition”);

•

during the five-business day period following any five consecutive trading day period in which the trading price for the 2022 Convertible Notes is less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2022 Convertible Notes on each such trading day (the “Notes Price Condition”); or

•	upon the occurrence of specified corporate events.

The Stock Price Condition was triggered for the period from October 1, 2020 through December 31, 2020. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2022 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding May 15, 2022.

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

As of December 31, 2019, the outstanding principal on the 2020 Convertible Notes was $2.5 million, the unamortized debt discount was zero, and the net carrying amount of the liability component was $2.5 million.

We incurred approximately $10.4 million of issuance costs related to the issuance of the 2020 Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2020 Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the 2020 Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was zero, $0.2 million and $1.4 million, respectively, for the years ended December 31, 2020, 2019 and 2018. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2019, the balance of unamortized deferred financing costs related to the 2020 Convertible Notes was zero. See Note 10, “Interest Costs,” for additional information.

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

Restricted Cash

Our restricted cash balances were $0.5 million and $7.7 million, respectively, as of December 31, 2020 and 2019. The balance as of December 31, 2020 consisted of a letter of credit issued for the benefit of the landlord of our current office location in Broomfield, CO. The balance as of December 31, 2019 primarily consisted of letters of credit for office locations in Broomfield, CO, Chicago, IL and Bensenville, IL as well as cash restricted to repay the remaining balance of the 2020 Convertible Notes which matured in March 2020.

For additional information on the 2024 Senior Secured Notes, the ABL Credit Facility, the 2022 Senior Secured Notes, the 2022 Convertible Notes and the 2020 Convertible Notes, see Note 9, “Long-Term Debt and Other Liabilities,” to our consolidated financial statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (including those that require us to make future cash payments) as of December 31, 2020. The future contractual requirements include payments required for our operating leases and contractual purchase agreements (in thousands).

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations:
Finance lease obligations	$2,033	$925	$1,108	$-	$-
Operating lease obligations	68,145	12,521	19,704	10,763	25,157
Purchase obligations (1)	4,649	4,649	-	-	-
2022 Convertible Notes (2)	237,750	-	237,750	-	-
Interest on 2022 Convertible Notes	19,614	14,265	5,349	-	-
2024 Senior Secured Notes (2)	975,000	341,000	-	634,000	-
Interest on 2024 Senior Secured Notes	328,549	96,281	192,562	39,706	-
Deferred revenue arrangements (3)	3,123	3,113	10	-	-
Other long-term obligations (4)	49,861	8,574	13,659	1,561	26,067
Total	$1,688,724	$481,328	$470,142	$686,030	$51,224

(1)

As of December 31, 2020, our outstanding purchase obligations represented obligations to vendors incurred in order to meet operational requirements in the normal course of business and related primarily to information technology, research and development, sales and marketing and production related activities.

(2)	See Note 9, “Long-Term Debt and Other Liabilities,” to our consolidated financial statements for more information.
(3)	Amounts represent obligations to provide services for which we have already received cash from our customers.
(4)

Other long-term obligations consist of estimated payments (undiscounted) for our asset retirement obligations, network transmission services and monthly C$0.1 million payments to the licensor of our Canadian ATG spectrum license over the estimated 25-year term of the agreement, using the December 31, 2020 exchange rate. Other long-term obligations do not include $2.1 million of deferred tax liabilities due to the uncertainty of their timing.

Contractual Commitments: We have agreements with various vendors under which we have remaining commitments to purchase satellite-based systems, certifications and development services. Such commitments will become payable as we receive the equipment or certifications, or as development services are provided.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. See Note 17, “Leases,” to our consolidated financial statements for additional information.

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

In the ordinary course of business, we may occasionally enter into agreements pursuant to which we may be obligated to pay for the failure of performance of others, such as the use of corporate credit cards issued to employees. Based on historical experience, we believe that the risk of sustaining any material loss related to such guarantees is remote.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both December 31, 2020 and December 31, 2019 primarily included amounts in bank deposit accounts and money market funds, and we did not have any short-term investments as of either such date. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of both December 31, 2020 and December 31, 2019 included amounts in bank deposit accounts and money market funds. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the years ended December 31, 2020, 2019 and 2018 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Item 8.	Financial Statements and Supplementary Data

Gogo Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Gogo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gogo Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Changes in Accounting Principles

Change in Accounting PrincipleAs discussed in Note 3 to the financial statements, effective January 1, 2019, the Company adopted ASC Topic 842, Leases, using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition on Airline-Directed Contracts — Refer to Note 2 to the financial statements

Critical Audit Matter Description

Within the Commercial Aviation business, which is presented as discontinued operations, the Company’s airline-directed contracts contain multiple performance obligations, which primarily include the sale of equipment, installation services, connectivity services, and entertainment services.  The Company allocated the contract’s transaction price to each performance obligation using the relative standalone selling price.  The contractual consideration used for allocation purposes includes connectivity and entertainment services, which may be based on a fixed monthly fee per aircraft or a variable fee based on the volume of connectivity activity, or a combination of both. Examples of variable consideration in the contracts include megabyte overages and pay-per-use sessions.

The Company constrained its estimates to reduce the probability of a significant revenue reversal in future periods, allocated variable consideration to identified performance obligations, and recognized revenue in the period the services were provided. The estimates were based on historical experience, anticipated future performance, market conditions, and management’s best judgments at the time. The estimates included management’s best assumptions for the impact of the COVID-19 pandemic, which included decreased flights and gross passenger opportunity.

A significant change in one or more of these estimates could have affected the estimated contract revenue. For example, estimates of variable revenue within certain contracts required estimation of the number of sessions or megabytes that would be purchased over the contract term and the average revenue per connectivity session, which varies based on the connectivity options available to passengers on each airline. Estimated revenue under these contracts anticipated increases in take rates over time and assumed an average revenue per session consistent with historical experience.

The Company regularly reviewed and updated its estimates, especially in light of the COVID-19 pandemic, and recognized adjustments under the cumulative catch-up method.  Any adjustments under this method were recorded as a cumulative adjustment in the period identified and revenue for future periods was recognized using the new adjusted estimate.

Given the judgment necessary to estimate gross passenger opportunity, the take rate, and the average revenue per session assumptions, auditing such estimates required increased audit effort due to the complexity of the airline-directed contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimated gross passenger opportunity, take rate, and average revenue per session assumptions included the following, among others:

•	For a sample of contracts:
–	We evaluated the reasonableness of management’s forecasted gross passenger opportunity rates by comparing the forecasted rates to external airline industry data.
–

We compared the historical gross passenger opportunity rates, take rates, and average revenue per session amounts to the Company’s prior estimates to evaluate management’s ability to accurately forecast these assumptions.

–	We compared the historical take rates and the average revenue per session amounts to the Company’s future estimates and evaluated the basis for expected future changes.
–

We evaluated gross passenger opportunity, the take rate, and the average revenue per session assumptions for consistency with information within the details of the company-wide internal financial forecasts.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 11, 2021

We have served as the Company’s auditor since 2007.

Gogo Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$435,345	$170,016
Accounts receivable, net of allowances of $1,044 and $660, respectively	39,833	42,322
Inventories	28,114	35,205
Prepaid expenses and other current assets	8,934	6,813
Current assets of discontinued operations	—	170,469
Total current assets	512,226	424,825
Non-current assets:
Property and equipment, net	63,493	69,183
Intangible assets, net	52,693	51,803
Operating lease right-of-use assets	33,690	35,807
Other non-current assets, net of allowances of $375 and $0, respectively	11,486	12,121
Non-current assets of discontinued operations	—	620,961
Total non-current assets	161,362	789,875
Total assets	$673,588	$1,214,700
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,013	$5,495
Accrued liabilities	83,009	48,070
Deferred revenue	3,113	2,225
Current portion of long-term debt	341,000	—
Current liabilities of discontinued operations	—	196,852
Total current liabilities	438,135	252,642
Non-current liabilities:
Long-term debt	827,968	1,101,248
Non-current operating lease liabilities	38,018	42,016
Other non-current liabilities	10,581	7,531
Non-current liabilities of discontinued operations	—	210,153
Total non-current liabilities	876,567	1,360,948
Total liabilities	1,314,702	1,613,590
Commitments and contingencies (Note 18)	—	—
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at December 31, 2020 and 2019; 91,086,191 and 88,292,821 shares issued at December 31, 2020 and 2019, respectively; and 85,990,499 and 88,240,877 shares outstanding at December 31, 2020 and 2019, respectively	9	9
Additional paid-in capital	1,088,590	979,499
Accumulated other comprehensive loss	(1,013)	(2,256)
Treasury stock, at cost	(98,857)	—
Accumulated deficit	(1,629,843)	(1,376,142)
Total stockholders’ deficit	(641,114)	(398,890)
Total liabilities and stockholders’ deficit	$673,588	$1,214,700

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Revenue:
Service revenue	$211,987	$221,922	$196,377
Equipment revenue	57,731	87,063	93,776
Total revenue	269,718	308,985	290,153
Operating expenses:
Cost of service revenue (exclusive of items shown below)	45,073	42,142	37,139
Cost of equipment revenue (exclusive of items shown below)	39,299	51,744	55,416
Engineering, design and development	25,227	26,013	18,519
Sales and marketing	15,135	21,236	24,396
General and administrative	54,467	54,628	57,903
Depreciation and amortization	14,166	16,690	14,363
Total operating expenses	193,367	212,453	207,736
Operating income	76,351	96,532	82,417
Other (income) expense:
Interest income	(722)	(4,000)	(4,122)
Interest expense	125,787	130,473	122,620
Loss on extinguishment of debt	-	57,962	19,653
Other (income) expense	(9)	31	80
Total other expense	125,056	184,466	138,231
Loss from continuing operations before income taxes	(48,705)	(87,934)	(55,814)
Income tax provision (benefit)	(146)	563	(3,354)
Net loss from continuing operations	(48,559)	(88,497)	(52,460)
Net loss from discontinued operations, net of tax	(201,477)	(57,507)	(109,571)
Net loss	$(250,036)	$(146,004)	$(162,031)
Net loss attributable to common stock per share—basic and diluted:
Net loss from continuing operations	$(0.59)	$(1.10)	$(0.66)
Net loss from discontinued operations	(2.45)	(0.71)	(1.36)
Net loss	$(3.04)	$(1.81)	$(2.02)
Weighted average number of shares—basic and diluted	82,266	80,766	80,038

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net loss	$(250,036)	$(146,004)	$(162,031)
Currency translation adjustments, net of tax	1,243	1,298	(2,621)
Comprehensive loss	$(248,793)	$(144,706)	$(164,652)

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating activities from continuing operations:
Net loss	$(48,559)	$(88,497)	$(52,460)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	14,166	16,690	14,363
Loss on asset disposals, abandonments and write-downs	64	496	-
Provision for expected credit losses	1,071	-	-
Deferred income taxes	(232)	178	(3,821)
Stock-based compensation expense	7,808	8,654	8,536
Amortization of deferred financing costs	5,892	5,260	4,280
Accretion and amortization of debt discount and premium	13,908	14,711	18,255
Loss on extinguishment of debt	-	57,962	19,653
Changes in operating assets and liabilities:
Accounts receivable	1,315	(9,023)	964
Inventories	7,091	11,666	(1,328)
Prepaid expenses and other current assets	(277)	1,144	1,764
Contract assets	(9,439)	(2,547)	(581)
Accounts payable	4,963	(264)	(2,811)
Accrued liabilities	4,470	2,245	(530)
Deferred revenue	898	(260)	(4,508)
Accrued interest	787	(29,646)	(955)
Other non-current assets and liabilities	587	(1,641)	1,071
Net cash provided by (used in) operating activities from continuing operations	4,513	(12,872)	1,892
Investing activities from continuing operations:
Purchases of property and equipment	(1,818)	(1,490)	(2,729)
Acquisition of intangible assets—capitalized software	(7,172)	(4,983)	(7,920)
Purchases of short-term investments	-	-	(39,323)
Redemptions of short-term investments	-	39,323	212,792
Net cash provided by (used in) investing activities from continuing operations	(8,990)	32,850	162,820
Financing activities from continuing operations:
Proceeds from credit facility draw	26,000	-	-
Repayments of amounts drawn from credit facility	(26,000)	-	-
Proceeds from issuance of senior secured notes	51,750	920,683	-
Redemption of senior secured notes	-	(741,360)	-
Proceeds from issuance of convertible notes	-	-	237,750
Repurchase of convertible notes	(2,498)	(159,502)	(200,438)
Payment of debt issuance costs	-	(22,976)	(8,054)
Payments on finance leases	(546)	-	-
Stock-based compensation activity	(4,227)	325	396
Net cash provided by (used in) financing activities from continuing operations	44,479	(2,830)	29,654
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(137,200)	76,933	(84,203)
Net cash provided by (used in) investing activities	357,393	(106,559)	(121,014)
Net cash used in financing activities	(54)	(713)	(2,340)
Net cash provided by (used in) discontinued operations	220,139	(30,339)	(207,557)
Effect of foreign exchange rate changes on cash	(1,946)	(250)	578
Increase (decrease) in cash, cash equivalents and restricted cash	258,195	(13,441)	(12,613)
Cash, cash equivalents and restricted cash at beginning of period	177,675	191,116	203,729
Cash, cash equivalents and restricted cash at end of period	$435,870	$177,675	$191,116
Cash, cash equivalents and restricted cash at end of period	$435,870	$177,675	$191,116
Less: current restricted cash	525	560	1,535
Less: non-current restricted cash	-	7,099	5,426
Cash and cash equivalents at end of period	$435,345	$170,016	$184,155
Supplemental Cash Flow Information:
Cash paid for interest	$106,051	$140,833	$101,489
Cash paid for taxes	401	490	401

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2018	86,843,928	$9	$898,729	$(933)	$(1,089,369)	-	$-	$(191,564)
Net loss	-	-	-	-	(162,031)	-	-	(162,031)
Currency translation adjustments, net of tax	-	-	-	(2,621)	-	-	-	(2,621)
Stock-based compensation expense	-	-	16,912	-	-	-	-	16,912
Issuance of common stock upon exercise of stock options	2,500		21	-	-			21
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	393,361	-	-	-	-	-	-	—
Tax withholding related to vesting of restricted stock units	-	-	(1,181)	-	-	-	-	(1,181)
Issuance of common stock in connection with employee stock purchase plan	320,905	-	1,556	-	-	-	-	1,556
Issuance of 2022 Convertible Notes (including issuance costs)	-	-	47,421	-	-	-	-	47,421
Impact of the adoption of new accounting standards	-	-	-	-	22,726	-	-	22,726
Balance at December 31, 2018	87,560,694	9	963,458	(3,554)	(1,228,674)	-	-	(268,761)
Net loss	-	-	-	-	(146,004)	-	-	(146,004)
Currency translation adjustments, net of tax	-	-	-	1,298	-	-	-	1,298
Stock-based compensation expense	-	-	16,511	-	-	-	-	16,511
Issuance of common stock upon exercise of stock options	3,338	-	16	-	-			16
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	372,030	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(865)	-	-	-	-	(865)
Issuance of common stock in connection with employee stock purchase plan	304,815	-	1,174	-	-	-	-	1,174
Repurchase of 2020 Convertible Notes	-	-	(795)	-	-	-	-	(795)
Impact of the adoption of new accounting standards	-	-	-	-	(1,464)	-	-	(1,464)
Balance at December 31, 2019	88,240,877	9	979,499	(2,256)	(1,376,142)	-	-	(398,890)
Net loss	-	-	-	-	(250,036)	-	-	(250,036)
Currency translation adjustments, net of tax	-	-	-	1,243	-	-	-	1,243
Stock-based compensation expense	-	-	14,458	-	-	-	-	14,458
Issuance of common stock upon exercise of stock options	87,104	-	262	-	-			262
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	2,376,709	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(5,470)	-	-	-	-	(5,470)
Issuance of common stock in connection with employee stock purchase plan	363,209	1	983	-	-	-	-	984
Settlement of prepaid forward shares	(5,077,400)	(1)	98,858	-	-	5,077,400	(98,857)	-
Impact of the adoption of new accounting standards	-	-	-	-	(3,665)	-	-	(3,665)
Balance at December 31, 2020	85,990,499	$9	$1,088,590	$1,013	$(1,629,843)	5,077,400	$(98,857)	$(641,114)

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Background

Gogo (“we”, “us,” “our”) is the world’s largest provider of broadband connectivity services for the business aviation market. Our mission is to provide ground-like connectivity to every passenger on every flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated air-to-ground (“ATG”) networks, engineer, install and maintain in-flight systems of proprietary hardware and software, and deliver customizable connectivity and wireless entertainment services and global support capabilities to our aviation partners. Our services include satellite-based voice and data services through our strategic alliances with satellite providers.

On December 1, 2020, we completed the previously announced sale of our commercial aviation (“CA”) business to a subsidiary of Intelsat Jackson Holdings S.A. (“Intelsat”) for a purchase price of $400 million in cash, subject to certain adjustments (the “Transaction”).

At the closing of the Transaction, the parties entered into certain ancillary agreements, including a transition services agreement, an intellectual property license agreement and commercial agreements. These agreements include an ATG network sharing agreement, pursuant to which we provide certain inflight connectivity services on our current ATG network and, when available, our Gogo 5G network, subject to certain revenue sharing obligations. Under the ATG network sharing agreement, Intelsat will have exclusive access to the ATG network for commercial aviation in North America, subject to minimum revenue guarantees starting at $5 million in the first year of the agreement.

As a result of the Transaction, the CA business is reported in discontinued operations and all periods presented in this Form 10-K have been conformed to present the CA business as a discontinued operation. We report the financial results of discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components (i) meets the held-for-sale classification criteria or is disposed of by sale or other than by sale, and (ii) represents a strategic shift that will have a major effect on our operations and financial results. The results of operations and cash flows of a discontinued operation are restated for all comparative periods presented.

Unless otherwise noted, discussion in these Notes to Consolidated Financial Statements refers to our continuing operations. Refer to Note 2, “Discontinued Operations” for further information.

As a result of the Transaction, our chief operating decision maker evaluates performance and business results for our operations, and makes resource and operating decisions, on a consolidated basis. As such, we do not present segment information in this Annual Report on Form 10-K. Refer to Note 13, “Business Segments and Major Customers,” for further information.

2.	Discontinued Operations

As discussed in Note 1, “Background,” on December 1, 2020, we completed the sale of our CA business to Intelsat. As a result of the Transaction, the CA business is reported for all periods as discontinued operations.

The following table summarizes the results of discontinued operations which are presented as Net loss from discontinued operations in our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Revenue:
Service revenue	$192,616	$442,431	$433,770
Equipment revenue	40,483	84,310	169,841
Total revenue	233,099	526,741	603,611
Operating expenses:
Cost of service revenue (exclusive of items shown below)	145,958	255,706	254,503
Cost of equipment revenue (exclusive of items shown below)	33,978	82,984	166,828
Engineering, design and development	57,167	82,597	101,571
Sales and marketing	24,121	27,920	34,427
General and administrative	40,551	35,215	36,366
Impairment of long-lived assets	47,375	-	-
Depreciation and amortization	119,827	102,127	119,254
Total operating expenses	468,977	586,549	712,949
Operating loss	(235,878)	(59,808)	(109,338)
Other (income) expense:
Gain on sale of CA business	(37,958)	-	-
Other (income) expense	3,134	(2,744)	172
Total other (income) expense:	(34,824)	(2,744)	172
Loss before income taxes	(201,054)	(57,064)	(109,510)
Income tax provision	423	443	61
Net loss from discontinued operations, net of tax	$(201,477)	$(57,507)	$(109,571)

The following discussion relates entirely to discontinued operations.

Gain on sale – Upon the closing of the Transaction on December 1, 2020, we received initial gross proceeds of $386.3 million, which reflects the $400.0 million purchase price, adjusted for cash, debt, transaction expenses and working capital. The final purchase price remains subject to change due to customary post-closing purchase price adjustment procedures set forth in the purchase and sale agreement between Gogo and Intelsat, that are not yet complete. In February 2021, Intelsat delivered a draft closing statement that would reduce the working capital portion of the purchase price computation by $9.4 million, which would result in Gogo returning to Intelsat $9.4 million of the initial gross proceeds. Gogo is reviewing Intelsat’s draft closing statement in accordance with the terms of the purchase and sale agreement. As this post-closing purchase price adjustment is not yet finalized and therefore represents a contingent gain, $9.4 million has been recorded as a deferred gain on sale included within Accrued liabilities. As a result, we have recognized within Gain on sale of CA business a pretax gain on sale of $38.0 million, computed as the $386.3 million of initial gross proceeds less (i) the potential $9.4 million post-closing purchase price adjustment not yet finalized, (ii) the carrying value of the assets and liabilities transferred in the Transaction and (iii) Transaction-related costs.

Change in estimates – During the second quarter of 2020, our agreement with Delta Air Lines, Inc. (“Delta”) to provide 2Ku service on certain Delta aircraft was amended to change the contract expiration date from February 2027 with respect to all aircraft to a staggered, fleet by fleet expiration schedule under which expiration dates will occur between November 2020 and July 2022 (the “Delta amendment”). As a result, the useful lives of the equipment installed on these fleets were shortened to align with the expiration dates in the amended agreement. The change in estimated useful lives resulted in approximately $41 million of accelerated depreciation during the year ended December 31, 2020. We ceased depreciating these assets and other depreciable assets included as part of discontinued operations when the CA business was classified as held for sale. Additionally, the amortization periods for the remaining deferred airborne lease incentives associated with the equipment installed on the 2Ku fleets were shortened to align with the new expiration dates, which resulted in approximately $42 million of accelerated amortization during the year ended December 31, 2020. Amortization of deferred airborne lease incentives is a reduction to cost of service revenue.

Credit Losses – During the year ended December 31, 2020, we recorded $10.7 million of provisions for expected credit losses, primarily related to one international airline partner entering bankruptcy administration, while we had recoveries of approximately $0.6 million. See “Recently Issued Accounting Pronouncements” in Note 3, “Summary of Significant Accounting Policies,” for additional information.

Arrangements with commercial airlines – For our divested CA business, pursuant to contractual agreements with our airline partners, we placed our equipment on commercial aircraft operated by the airlines in order to deliver our service to passengers on the aircraft. We had two types of commercial airline arrangements: turnkey and airline-directed.  Under the airline-directed model, we transferred control of the equipment to the airline and therefore the airline was our customer in these transactions.  Under the turnkey model, we had not transferred control of our equipment to our airline partner and, as a result, the airline passenger was deemed to be our customer. Transactions with our airline partners under the turnkey model were accounted for as an operating lease of space on an aircraft.

We recognized $71.2 million, $28.6 million and $31.7 million, respectively, for the years ended December 31, 2020, 2019 and 2018 as a reduction to our cost of service revenue from the amortization of deferred airborne lease incentives. The increase during the year ended December 31, 2020 was due to the Delta amendment.

Under the turnkey model, the revenue share paid to our airline partners represented operating lease payments. These payments were deemed to be contingent rental payments as the payments due to each airline were based on a percentage of our CA service revenue generated from that airline’s passengers, which was unknown until realized. Therefore, we estimated the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Due to the accelerated amortization resulting from the Delta amendment and a significant reduction in revenue share as a result of COVID-19, the amortization of deferred airborne lease incentives exceeded our revenue share expense by $49.1 million for the year ended December 31, 2020. We incurred net rental expense of $25.1 million and $24.5 million, respectively, for the years ended December 31, 2019 and 2018.

Asset impairment – We reviewed our long-lived assets, including property and equipment, right-of-use assets, and other non-current assets, for potential impairment whenever events indicated that the carrying amount of such assets might not be recoverable. We performed this review by comparing the carrying value of the long-lived assets to the estimated future undiscounted cash flows expected to result from the use of the assets.  We grouped certain long-lived assets by airline contract and by technology.  If we determined that an impairment existed, the amount of the impairment was computed as the difference between the asset group’s carrying value and its estimated fair value, following which the assets were written down to their estimated fair values.

In light of the COVID-19 pandemic and its impact on air travel, including decreased flights, decreased gross passenger opportunity and our airline partners’ temporary parking of a significant number of their aircraft, we conducted a review as of March 31, 2020 and determined that the carrying values for the asset groups related to three of our airline agreements for the CA business exceeded their estimated undiscounted cash flows, which triggered the need to estimate the fair value of these assets. Fair value reflects our best estimate of the discounted cash flows of the impaired assets. For the airborne assets and right-of-use assets associated with the three airline agreements (the “impaired assets”), we recorded an impairment charge of $46.4 million for the three-month period ended March 31, 2020, reflecting the difference between the carrying value and the estimated fair value of the impaired assets.  We conducted another review as of June 30, 2020 due to the continuation of the COVID-19 pandemic as well as the signing of the Delta amendment and determined that $1.0 million of deferred STC costs was impaired due to the bankruptcy of three airline partners. As such, we recorded a $1.0 million charge for impairment of long-lived assets for the three-month period ended June 30, 2020. For the year ended December 31, 2020, charges recorded for impairments of long-lived assets totaled $47.4 million. No such charges were recorded for the years ended December 31, 2019 or 2018.

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).

CA’s airline-directed contracts contain multiple performance obligations, which primarily include the sale of equipment, installation services, connectivity services and entertainment services. For these contracts, we accounted for each distinct good or service as a separate performance obligation. We allocated the contract’s transaction price to each performance obligation using the relative standalone selling price, which was based on the actual selling price for any good or service sold separately to a similar class of customer, if available. To the extent a good or service was not sold separately, we used our best estimate of the standalone selling price and maximized the use of observable inputs. The primary method we used to estimate the standalone selling price was the expected cost-plus margin approach.

The contractual consideration used for allocation purposes includes connectivity and entertainment services, which may be based on a fixed monthly fee per aircraft or a variable fee based on the volume of connectivity activity, or a combination of both. Examples of variable consideration within CA’s airline contracts include megabyte overages and pay-per-use sessions.

We constrained our estimates to reduce the probability of a significant revenue reversal in future periods, allocated variable consideration to the identified performance obligations and recognized revenue in the period the services were provided. Our estimates were based on historical experience, anticipated future performance, market conditions and our best judgment at the time. For 2020, our estimates included management’s best assumptions for the continued impact of COVID-19, which included decreased flights and gross passenger opportunity (“GPO”).

A significant change in one or more of these estimates could have affected estimated contract value. For example, estimates of variable revenue within certain contracts required estimation of the number of sessions or megabytes that would be purchased over the contract term and the average revenue per connectivity session, which varies based on the connectivity options available to passengers on each airline. Estimated revenue under these contracts anticipated increases in take rates over time and assumed an average revenue per session consistent with our historical experience.

We regularly reviewed and updated our estimates, especially in light of COVID-19, and recognized adjustments under the cumulative catch-up method. Any adjustments under this method were recorded as a cumulative adjustment in the period identified and revenue for future periods was recognized using the new adjusted estimate.

Stock-based compensation – In August 2020, the compensation committee of our Board of Directors (the “Compensation Committee”) approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of our then-current employees who became employees of Intelsat in the Transaction. These modifications became effective upon the consummation of the Transaction. Pursuant to such modifications, the options and restricted stock units (“RSUs”) held by Intelsat employees generally vest on the earlier of (i) the original vesting date and (ii) November 30, 2021; provided that the employee does not voluntarily resign from and is not terminated for cause by Intelsat prior to such date. Certain of these awards vest based on conditions that are not classified as a service, market or performance condition and as a result such awards are classified as a liability. All costs related to stock-based compensation for our prior employees who became employees of Intelsat in the Transaction have been recognized as of December 31, 2020.

The following is a summary of our stock-based compensation expense by operating expense line contained within the results of discontinued operations for the years December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Cost of service revenue	$7,647	$1,497	$1,659
Cost of equipment revenue	-	-	-
Engineering, design and development	5,836	2,398	2,626
Sales and marketing	7,911	2,144	2,513
General and administrative	4,413	1,819	1,577
Total stock-based compensation expense	$25,807	$7,858	$8,375

For additional information on our stock-based compensation plans, see Note 15, “Employee Retirement and Postretirement Benefits.”
3.	Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated.

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

Significant Risks and Uncertainties - Our operations are subject to certain risks and uncertainties, including without limitation those associated with continuing losses, fluctuations in operating results, funding of our growth, implementation of our technology roadmap, strategic alliances, relationships with customers, suppliers and dealers, financing terms that may restrict operations, regulatory issues, competition, COVID-19, the economy, technology trends and evolving industry standards.

Cash, Cash Equivalents and Short-Term Investments - We consider cash and cash equivalents to be short-term, highly liquid investments that have the following characteristics: readily convertible to known amounts of cash, so near their maturities that there is insignificant risk of changes in value due to any changes in market interest rates, and having maturities of three months or less when purchased. We continually monitor positions with, and the credit quality of, the financial institutions with which we invest. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate the fair market value of these assets.

We consider short-term investments to be investments with maturities of twelve months or less (but greater than three months).

Certain cash amounts are restricted as to use and are classified outside of cash and cash equivalents. See Note 9, “Long-Term Debt and Other Liabilities,” for further details.

Concentrations of Credit Risk - Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are invested with creditworthy financial institutions.

Income Tax - We use an asset- and liability-based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. Valuation allowances are provided against deferred tax assets which are not likely to be realized. On a regular basis, management evaluates the recoverability of deferred tax assets and the need for a valuation allowance.

We also consider the existence of any uncertain tax positions and, as necessary, provide a reserve for any uncertain tax positions at each reporting date.

See Note 16, “Income Tax,” for further details.

Inventories - Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or market. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

See Note 6, “Composition of Certain Balance Sheet Accounts,” for further details.

Property and Equipment and Depreciation - Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation. Network asset inventory and construction in progress, which include materials, transmission and related equipment, interest and other costs relating to the construction and development of our network, are not depreciated until they are put into service. Network equipment consists of switching equipment, antennas, base transceiver stations, site preparation costs, and other related equipment used in the operation of our network. Depreciation expense totaled $14.2 million, $16.7 million and $14.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives for owned assets, which are as follows:

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

Software Development Costs - We capitalize costs for network and non-network software developed or obtained for internal use during the application development stage. These costs include purchased software and direct costs associated with the development and configuration of internal use software that supports the operation of our service offerings. These costs are included in goodwill and intangible assets, net, in our consolidated balance sheets and, when the software is placed in service, are amortized on a straight-line basis over their estimated useful lives. Costs incurred in the preliminary project and post-implementation stages, as well as maintenance and training costs, are expensed as incurred.

With respect to software sold as part of our equipment sales, we capitalize software development costs once technological feasibility has been established. Such capitalized software costs are amortized on a product-by-product basis over the remaining estimated economic life of the product, based on the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method.

Intangible Assets - Intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. Our FCC Licenses (as defined in Note 8, “Intangible Assets”) are our only indefinite-lived intangible assets. We perform our annual impairment test of our FCC Licenses during the fourth quarter of each fiscal year. We assess qualitative factors to determine the likelihood of impairment. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, financial performance versus budget and any other events or circumstances specific to goodwill and the FCC Licenses. If it is more likely than not that the fair value of the FCC Licenses is greater than the carrying value, no further testing is required. Otherwise, we will apply the quantitative impairment test method.

Our quantitative impairment testing of the FCC Licenses uses the Greenfield method, an income-based approach. When performing this quantitative impairment testing, we estimate the fair value of the FCC Licenses asset balances based primarily on projected future operating results, discounted cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, projected operating results and cash flows may not always be achieved. The failure to achieve one or more of our assumptions regarding projected operating results and cash flows in the near term or long term could reduce the estimated fair value below carrying value and result in the recognition of an impairment charge. The results of our annual goodwill and indefinite-lived intangible asset impairment assessments for 2020, 2019 and 2018 indicated no impairment.

Intangible assets that are deemed to have a finite life are amortized over their useful lives as follows:

Software	3-8 years
OEM and dealer relationships	10 years
Service customer relationships	5-7 years
Other intangible assets	4-10 years

See Note 8, “Intangible Assets,” for further details.

Long-Lived Assets - We review our long-lived assets to determine potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We do this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If we determine an impairment exists, the asset is written down to estimated fair value.  There were no impairments of long-lived assets in 2020, 2019 or 2018.

Revenue Recognition - Our revenue is primarily earned from providing connectivity and entertainment services and through sales of equipment.

Service revenue primarily consists of monthly subscription and usage fees paid by aircraft owners and operators for telecommunication, data, and in-flight entertainment services and is recognized as the services are provided to the customer.

Equipment revenue primarily consists of proceeds from the sale of ATG and satellite connectivity equipment and the sale of entertainment equipment and is generally recognized when the equipment is shipped to OEMs and dealers.

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

See Note 5, “Revenue Recognition,” for further information.

Research and Development Costs - Expenditures for research and development are charged to expense as incurred and totaled $25.2 million, $26.0 million and $18.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Research and development costs are reported as engineering, design and development expenses in our consolidated statements of operations.

Warranty - We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our consolidated balance sheets.

See Note 6, “Composition of Certain Balance Sheet Accounts,” for the details of the changes in our warranty reserve.

Asset Retirement Obligations - We have certain asset retirement obligations related to contractual commitments to remove our network equipment and other assets from leased cell sites upon termination of the site leases. The asset retirement obligations are classified as a noncurrent liability in our consolidated balance sheets.

See Note 6, “Composition of Certain Balance Sheet Accounts,” for the details of the changes in our asset retirement obligations.

Fair Value of Financial Instruments - We group financial assets and financial liabilities measured at fair value into three levels of hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

See Note 12, “Fair Value of Financial Assets and Liabilities,” for further information.

Derivatives - In March 2015, we entered into the Forward Transactions (as defined and described in Note 9, “Long-Term Debt and Other Liabilities”) in which we purchased 7.2 million shares of our common stock for approximately $140 million, with an expected settlement date on or around March 13, 2020, and in December 2019, we amended a portion of the Forward Transactions to extend the expected settlement date for approximately 2.1 million of those shares to on or around May 15, 2022. During March 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions (as defined and described in Note 9, “Long-Term Debt and Other Liabilities”). We accounted for these shares as Treasury Stock and reclassified $98.9 million from Additional Paid-In Capital to Treasury Stock, at cost, in our consolidated balance sheets. Because the Forward Transactions are indexed to our own stock and classified within stockholders’ equity, we do not account for the Forward Transactions as derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

See Note 9, “Long-Term Debt and Other Liabilities,” Note 11, “Common Stock and Preferred Stock,” and Note 12, “Fair Value of Financial Assets and Liabilities,” for further information.

Convertible Notes – Proceeds received from the issuance of the 2022 Convertible Notes and the 2020 Convertible Notes (as defined in Note 9, “Long-Term Debt and Other Liabilities”) were initially allocated between a liability component (long-term debt) and an equity component (additional paid-in capital), within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2022 Convertible Notes and the 2020 Convertible Notes.

See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

Net Loss Per Share - We calculate basic and diluted net loss per share using the weighted-average number of common shares outstanding during the period.

See Note 4, “Net Loss Per Share,” for further information.

Stock-Based Compensation Expense - Compensation cost is measured and recognized at fair value for all stock-based payments, including stock options. For time-based vesting stock options, we estimate fair value using the Black-Scholes option-pricing model, which requires assumptions, such as expected volatility, risk-free interest rate, expected life, and dividends. Forfeitures are recognized when they occur. RSUs and restricted stock are measured based on the fair market value of the underlying stock on the date of grant. For awards with a market condition (which we have used on a limited basis), we estimated fair value using the Monte Carlo Simulation model, which requires assumptions, such as volatility, risk-free interest rate, expected life and dividends. Our stock-based compensation expense is recognized over the applicable vesting period and is included in the same operating expense line items in the consolidated statements of operations as the base cash compensation paid to the underlying employees.

See Note 14, “Stock-Based Compensation,” for further information.

Leases – We account for leases in accordance with Accounting Standards Codification Topic 842, “Leases” (“ASC 842”), adopted on January 1, 2019 using the modified retrospective approach. As a result, we recognized the cumulative effect of initially applying ASC 842 as an adjustment to the opening balance of retained earnings as of January 1, 2019. Our historical financial statements have not been restated and continue to be reported under the lease accounting standard in effect for those periods.

We have operating lease agreements for which we have recorded lease liabilities and right-of-use assets for leases primarily related to cell sites, office buildings, warehouses and computer and office equipment. We determine whether a contract contains a lease at contract inception and calculate the lease liability and right-of-use asset using our incremental borrowing rate. Our cell site leases generally have terms of five to ten years, with renewal options for an additional five to 25 years. For certain cell sites, the renewal options are deemed to be reasonably certain to be exercised. Our building leases generally range from one to ten years, with renewal options for an additional one to five years. We recognize operating lease expense on a straight-line basis over the lease term. We have finance leases for computer and office equipment. Covenants within the 2024 Senior Secured Notes contain certain restrictions on our ability to enter into new finance lease arrangements.

See Note 17, “Leases,” for further information.

Advertising Costs - Costs for advertising are expensed as incurred.

Debt Issuance Costs - We defer loan origination fees and financing costs related to our various debt offerings as deferred financing costs. Additionally, we defer fees paid directly to the lenders related to amendments of our various debt offerings as deferred financing costs. We amortize these costs over the term of the underlying debt obligation using the effective interest method and include them in interest expense in the consolidated statement of operations.  The fees incurred but not paid directly to the lenders in connection with amendments are expensed as incurred to interest expense.  Deferred financing costs associated with future debt issuances are written off in the period during which we determine that the debt will no longer be issued.

See Note 9, “Long-Term Debt and Other Liabilities” for further information.

Comprehensive Loss - Comprehensive loss for the years ended December 31, 2020, 2019 and 2018 is net loss plus unrealized gains and losses on foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

Accounting standards adopted:

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.

The cumulative effect adjustment from using the modified retrospective approach for the adoption of ASC 326 impacted our consolidated balance sheet as of January 1, 2020 by the recognition of allowance for credit losses as summarized below:

	Balance at December 31, 2019	Impact of ASC 326	Balances with Adoption of ASC 326
Assets
Accounts receivable	$42,322	$(404)	$41,918
Other non-current assets	$12,121	$(75)	$12,046
Equity
Accumulated deficit (1)	$(1,376,142)	$(3,665)	$(1,379,807)

(1)

The $3.7 million impact of the adoption of ASC 326 is comprised of $0.5 million for our continuing operations related to accounts receivable and $3.2 million for our discontinued operations comprised of $1.0 million related to accounts receivable, $0.4 million related to prepaid and other current assets, and $1.8 million related to other non-current assets.

See Note 7, “Composition of Certain Reserves and Allowances,” for additional information.

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

On January 1, 2020, we adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements related to recurring or nonrecurring fair value measurements. Currently all of our fair value measurements are classified as Level 2 within the fair value hierarchy and, as such, the adoption of this standard did not have an impact on our consolidated financial statements. See Note 12, “Fair Value of Financial Assets and Liabilities,” for additional information.

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

Adoption of ASC 842 had a material impact on our consolidated balance sheet through recognition of right-of-use assets and operating lease liabilities. Adoption did not have a material impact on our consolidated statements of operations or our consolidated statements of cash flows and did not result in the recognition of incremental finance leases, formerly referred to as capital leases.

The discount rate used to calculate the adjustment to the opening balance was our incremental borrowing rate as of the adoption date, January 1, 2019. The cumulative effect of the adoption of ASC 842 to our consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	Balance at December 31, 2018	Impact of ASC 842	Balances with Adoption of ASC 842
Assets
Operating lease right-of-use assets	$–	$72,188	$72,188
Liabilities
Accrued liabilities	213,111	9,019	222,130
Non-current operating lease liabilities	–	102,440	102,440
Other non-current liabilities	80,191	(36,178)	44,013
Equity
Accumulated deficit	(1,228,674)	(3,093)	(1,231,767)

See Note 17, “Leases,” for additional information.

All other new pronouncements:

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings. We do not currently believe that the adoption of this standard will have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) and other interbank offered rates. This guidance is effective beginning on March 12, 2020 through December 31, 2022.  Adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. This guidance is effective beginning on January 1, 2022. We are currently evaluating the impact that this guidance will have upon our consolidated financial statements.

4. Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted-average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 9, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Additionally, the calculation of weighted average shares outstanding as of December 31, 2020, 2019 and 2018 excludes approximately 2.1  million, 7.2 million and 7.2 million shares, respectively, associated with the Forward Transactions. As a result of the net loss for each of the years ended December 31, 2020, 2019 and 2018 for the periods where such shares or securities were outstanding, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018; however, because of the undistributed losses, the shares associated with the Forward Transactions are excluded from the computation of basic earnings per share as undistributed losses are not allocated to these shares (in thousands, except per share amounts):

	For the Years Ended December 31,
	2020	2019	2018
Net loss from continuing operations	$(48,559)	$(88,497)	$(52,460)
Net loss from discontinued operations	(201,477)	(57,507)	(109,571)
Net loss	(250,036)	(146,004)	(162,031)
Less: Participation rights of the Forward Transactions	—	—	—
Undistributed losses	$(250,036)	$(146,004)	$(162,031)
Weighted-average common shares outstanding- basic and diluted	82,266	80,766	80,038
Net loss attributable to common stock per share- basic and diluted:
Net loss from continuing operations	$(0.59)	$(1.10)	$(0.66)
Net loss from discontinued operations	(2.45)	(0.71)	(1.36)
Net loss	$(3.04)	$(1.81)	$(2.02)

5.	Revenue Recognition

Remaining Performance Obligations

As of December 31, 2020, the aggregate amount of the transaction price in our customer contracts allocated to unsatisfied performance obligations was approximately $71 million. Approximately $69million primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract. The remaining $2 million of such amount represents future equipment revenue that is expected to be recognized within the next year. We have excluded from this amount consideration from contracts that have an original duration of one year or less.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Service revenue
Connectivity	$209,160	$219,450	$195,022
Entertainment and other	2,827	2,472	1,355
Total service revenue	$211,987	$221,922	$196,377

Equipment revenue
ATG	$45,200	$62,899	$72,159
Satellite	11,746	21,755	18,165
Other	785	2,409	3,452
Total equipment revenue	$57,731	$87,063	$93,776

Customer type
Aircraft owner/operator	$211,987	$221,922	$196,377
OEM and aftermarket dealer	57,731	87,063	93,776
Total revenue	$269,718	$308,985	$290,153

Contract balances

Our current and non-current deferred revenue balances totaled $3.1 million and $2.2 million as of December 31, 2020 and December 31, 2019, respectively. Deferred revenue includes, among other things, fees paid for equipment subscription connectivity products.

Our current and non-current contract asset balances totaled $12.2 million and $3.1 million as of December 31, 2020 and December 31, 2019, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings primarily for certain sales programs.

6.	Composition of Certain Balance Sheet Accounts

Inventories as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Work-in-process component parts	$15,405	$23,141
Finished goods	12,709	12,064
Total inventory	$28,114	$35,205

Prepaid expenses and other current assets as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Contract assets	$2,417	$540
Restricted cash	525	560
Other	5,992	5,713
Total prepaid expenses and other current assets	$8,934	$6,813

Property and equipment as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Office equipment, furniture, fixtures and other	$10,986	$10,526
Leasehold improvements	12,012	12,012
Network equipment	139,884	138,727
	162,882	161,265
Accumulated depreciation	(99,389)	(92,082)
Property and equipment, net	$63,493	$69,183

Other non-current assets as of December 31, 2020 and 2019 consist of the following (in thousands):

	December 31,
	2020	2019
Contract assets, net of allowances of $375 and $0, respectively	$9,775	$2,588
Restricted cash	—	7,099
Other	1,711	2,434
Total other non-current assets	$11,486	$12,121

Accrued liabilities as of December 31, 2020 and 2019 consist of the following (in thousands):

	December 31,
	2020	2019
Accrued interest	$17,836	$17,048
Employee compensation and benefits (1)	35,516	9,818
Operating leases	8,089	7,580
Deferred gain on sale of CA business (2)	9,400	—
Warranty reserve	2,400	2,500
Taxes	2,022	5,037
Other	7,746	6,087
Total accrued liabilities	$83,009	$48,070

(1)	Includes $19.2 million expected to be paid in Gogo common stock for employees classified within discontinued operations.
(2)	Relates to sale of CA business on December 1, 2020. See Note 2, “Discontinued Operations,” for additional information.

Other non-current liabilities as of December 31, 2020 and 2019 consist of the following (in thousands):

	December 31,
	2020	2019
Asset retirement obligations	$4,401	$4,093
Deferred tax liabilities	2,108	2,340
Other	4,072	1,098
Total other non-current liabilities	$10,581	$7,531

Changes in our non-current asset retirement obligations for the years ended December 31, 2020 and 2019 consist of the following (in thousands):

Asset
Retirement
Obligation
Balance – January 1, 2019	$3,795
Liabilities incurred	—
Liabilities settled	(91)
Accretion expense	379
Foreign exchange rate adjustments	10
Balance – December 31, 2019	4,093
Liabilities incurred	—
Liabilities settled	(115)
Accretion expense	416
Foreign exchange rate adjustments	7
Balance – December 31, 2020	$4,401

7.	Composition of Certain Reserves and Allowances

Credit Losses — We regularly evaluate our accounts receivable and contract assets for expected credit losses. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on the aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of each customer’s financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. We apply a similar methodology to our current and non-current contract asset balances.  However, due to the inherent additional risk associated with a long-term receivable, an additional provision for credit loss is applied to contract asset balances that will diminish over time as the contract nears its expiration date. For the year ended December 31, 2020, we also considered the current and estimated future economic and market conditions resulting from the COVID-19 pandemic in the determination of our estimated credit losses.

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

A summary of our allowances for credit losses were as follows (in thousands):

	For the year ended
	December 31, 2020
		Other
	Accounts	non-current
	Receivable	assets
Balance at January 1, 2020	$660	$-
Cumulative-effect adjustment of ASC 326 adoption	404	75
Current-period provision for expected credit losses	771	300
Write-offs charged against the allowances	(727)	-
Other	(64)	-
Balance at December 31, 2020	$1,044	$375

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

Changes in our warranty reserve for the years ended December 31, 2020 and 2019 consist of the following (in thousands):

Warranty
Reserve

Balance – January 1, 2019	$1,800
Accruals for warranties issued	791
Settlements of warranties	(91)
Balance – December 31, 2019	2,500
Accruals for warranties issued	(7)
Settlements and adjustments to warranties	(93)
Balance – December 31, 2020	$2,400

8.	Intangible Assets

Our intangible assets are comprised of indefinite- and finite-lived intangible assets and goodwill. We own the rights to 3MHz of ATG spectrum in the nationwide 800 MHz Commercial Air-Ground Radiotelephone band (the “3 MHz FCC License”), which is used in the operation of our ATG network, and the license for 1 MHz of ATG spectrum in the nationwide 800MHz Commercial Air-Ground Radiotelephone band (the “1 MHz FCC License”) acquired as part of our acquisition of LiveTV Airfone, LLC. Together we refer to the 3 MHz FCC License and the 1 MHz FCC License as the “FCC Licenses.”  The FCC Licenses were originally issued with 10-year terms and we have renewed both licenses for subsequent 10-year terms. Such licenses are subject to further renewal by the FCC, and renewals of licenses held by others have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of the FCC Licenses. As a result, the FCC Licenses are treated as indefinite-lived intangible assets which we do not amortize. We reevaluate the useful life of the FCC Licenses each year to determine whether events and circumstances continue to support an indefinite useful life. Our annual impairment assessment of the FCC Licenses for 2020, 2019 and 2018 indicated no impairment.

Our software relates to the development of internal use software which is used to run our network and support our service offerings. Software also includes software embedded in the equipment that we sell to our customers.

Our goodwill balance was $0.6 million as of December 31, 2020 and 2019.

Our intangible assets, other than goodwill, as of December 31, 2020 and 2019 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of December 31, 2020			As of December 31, 2019
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	2.4	$50,029	$(31,739)	$18,290	$42,591	$(25,191)	$17,400
Other intangible assets	9.0	1,500	-	1,500	1,500	-	1,500
Service customer relationships		8,081	(8,081)	-	8,081	(8,081)	-
OEM and dealer relationships		6,724	(6,724)	-	6,724	(6,724)	-
Total amortized intangible assets		66,334	(46,544)	19,790	58,896	(39,996)	18,900
Unamortized intangible assets:
FCC Licenses		32,283	-	32,283	32,283	-	32,283
Total intangible assets		$98,617	$(46,544)	$52,073	$91,179	$(39,996)	$51,183

Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $6.3 million, $6.1 million and $4.5 million, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2021	$7,553
2022	$4,795
2023	$2,287
2024	$976
2025	$976
Thereafter	$3,203

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

9.	Long-Term Debt and Other Liabilities

Long-term debt as of December 31, 2020 and 2019 was as follows (in thousands):

	December 31,	December 31,
	2020	2019

2024 Senior Secured Notes	$973,539	$921,137
2022 Convertible Notes	215,122	201,868
2020 Convertible Notes	-	2,498
Total debt	1,188,661	1,125,503
Less deferred financing costs	(19,693)	(24,255)
Less current portion of long-term debt	(341,000)	—
Total long-term debt	$827,968	$1,101,248

2024 Senior Secured Notes

On April 25, 2019 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (“Gogo Finance” and, together with GIH, the “Issuers”) issued $905 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Initial Notes”) under an indenture (the “Base Indenture”), dated as of April 25, 2019, among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Initial 2024 Subsidiary Guarantors” and, together with us, the “Initial 2024 Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral  Agent”). On May 3, 2019, the Issuers, the Initial 2024 Guarantors and the Trustee entered into the first supplemental indenture (the “First Supplemental Indenture”) to increase the amount of indebtedness that may be incurred under Credit Facilities (as defined in the 2024 Indenture) by GIH or its subsidiaries that are 2024 Guarantors (as defined below) by $20 million in aggregate principal amount. On March 6, 2020, the Issuers, the Initial 2024 Guarantors, Gogo Air International GmbH (an indirect subsidiary of GIH) (“Gogo International”) and the Trustee entered into a second supplemental indenture (the “Second Supplemental Indenture”) to add Gogo International as a guarantor under the 2024 Indenture. On July 31, 2020, the Issuers, the Initial 2024 Guarantors, Gogo International and Gogo Inflight Internet Canada Ltd., Gogo ATG LLC and Gogo CA Licenses LLC (collectively, the “Additional Guarantors” and, together with the Initial 2024 Guarantors and Gogo International, the “2024 Guarantors”) and the Trustee entered into a third supplemental indenture (the “Third Supplemental Indenture”) to add the Additional Guarantors as guarantors under the 2024 Indenture. On November 9, 2020, the Company,  the Issuers, the 2024 Guarantors and the Trustee entered into a fourth supplemental indenture (together with the Base Indenture, the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture, the “2024 Indenture”) to increase the amount of indebtedness under the Credit Facilities (as defined in the Base Indenture) that may be incurred by the Issuers or the Subsidiary Guarantors (as defined in the Base Indenture) by $50 million in aggregate principal amount.

On May 7, 2019, the Issuers issued an additional $20 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “2019 Additional Notes”). On November 13, 2020, the Issuers issued an additional $50 million aggregate principal amount of 2024 Senior Secured Notes (the “2020 Additional Notes” and, together with the Initial Notes and the 2019 Additional Notes, the “2024 Senior Secured Notes”). The 2024 Senior Secured Notes were offered and sole in transactions exempt from registration under the Securities Act. The Initial Notes were issued at a price equal to 99.512% of their face value, the 2019 Additional Notes were issued at a price equal to 100.5% of their face value, resulting in aggregate gross proceeds of $920.7 million and the 2020 Additional Notes were issued at a price equal to 103.5% of their face value, resulting in aggregate gross proceeds of $51.8 million. Additionally, we received approximately $0.1 million for interest that accrued from April 25, 2019 through May 7, 2019 with respect to the 2019 Additional Notes that was included in our interest payment on November 1, 2019.

The 2024 Senior Secured Notes are guaranteed on a senior secured basis by Gogo Inc. and all of GIH’s existing and future restricted subsidiaries (other than Gogo Finance), subject to certain exceptions. The 2024 Senior Secured Notes and the related guarantees are secured by second-priority liens on the ABL Priority Collateral (as defined below) and by first-priority liens on the Cash Flow Priority Collateral (as defined below), including pledged equity interests of the Issuers and all of GIH’s existing and future restricted subsidiaries guaranteeing the 2024 Senior Secured Notes, except for certain excluded assets and subject to permitted liens. Upon the closing of the Transaction, certain subsidiaries were released from their guarantees under the 2024 Indenture, and certain of the ABL Priority Collateral and Cash Flow Priority Collateral were released.

As of December 31, 2020 and 2019, the outstanding principal amount of the 2024 Senior Secured Notes was $975 million and $925 million, respectively, the unaccreted debt discount was $1.5 million and $3.9 million, respectively, and the net carrying amount was $973.5 million and $921.1 million, respectively.

We used a portion of the net proceeds from the issuance of the Initial Notes and the 2019 Additional Notes to fund the redemption of all the outstanding 2022 Senior Secured Notes (as defined below) and to repurchase $159 million aggregate principal amount of the 2020 Convertible Notes (as defined below).

The 2024 Senior Secured Notes will mature on May 1, 2024. The 2024 Senior Secured Notes bear interest at a rate of 9.875% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2019.

We paid approximately $22.6 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which have been accounted for as deferred financing costs. The deferred financing costs on our consolidated balance sheet are being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $3.7 million and $2.3 million, respectively, for the years ended December 31, 2020 and 2019. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2020 and 2019, the balance of unamortized deferred financing costs related to the 2024 Senior Secured Notes was $16.6 million and $19.7 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheet. See Note 10, “Interest Costs,” for additional information.

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
•

effectively senior in right of payment to all existing and future subordinated indebtedness, if any, of such 2024 Guarantor; and structurally subordinated to all indebtedness and other liabilities of any non-2024 Guarantor subsidiary.

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

The 2024 Indenture also provides that if we complete certain sales or transfers of assets, we are required to apply the Net Cash Proceeds (as defined in the Base Indenture) generated therefrom within 365 days to either permanently repay indebtedness, in accordance with the terms of the 2024 Indenture, or invest in property or non-current assets of a nature or type used in our, or a similar or related, business. If we do not so apply the Net Cash Proceeds from the Transaction by December 1, 2021, GIH will be required to make an offer to repurchase for cash an aggregate principal amount of the 2024 Senior Secured Notes equal to any Net Cash Proceeds not so applied as of such date, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the payment date. As a result, we have classified $341 million of the 2024 Senior Secured Notes as short-term debt on the Consolidated Balance Sheet as of December 31, 2020, representing the amount of the 2024 Senior Secured Notes potentially to be repurchased with the Net Cash Proceeds.

Most of these covenants, including the covenant related to the application of Net Cash Proceeds from certain sales or transfers of assets, will cease to apply if, and for as long as, the 2024 Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s. If we or the Issuers undergo specific types of change of control accompanied by a downgrade in the rating of the 2024 Senior Secured Notes prior to May 1, 2024, GIH is required to make an offer to repurchase for cash all of the 2024 Senior Secured Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the payment date. The 2024 Indenture provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, and interest on all of the then outstanding 2024 Senior

Secured Notes issued under the 2024 Indenture to be due and payable immediately. As of December 31, 2020, no event of default had occurred.

ABL Credit Facility

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

Borrowing availability under the ABL Credit Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable (including eligible unbilled accounts receivable) and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability is reduced by issuance of letters of credit as well as any borrowings.  As of December 31, 2020, the facility was undrawn and $21.9 million remained available for borrowing under the terms of the agreement that would allow for the company to meet the “payment conditions” criteria as described in our ABL Credit Agreement. As of December 31, 2019, the facility was undrawn.

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

The ABL Credit Agreement includes a minimum fixed charge coverage ratio test of no less than 1.00 to 1.00, which is tested only when Specified Availability is less than the greater of (A) $4.5 million and (B) 15.0% of the then effective commitments under the ABL Credit Facility, and continuing until the first day immediately succeeding the last day of the calendar month which includes the thirtieth (30th) consecutive day on which Specified Availability is in excess of such threshold so long as no default has occurred and is continuing and certain other conditions are met.  As of December 31, 2020, Specified Availability had not fallen below the amount specified and therefore the minimum fixed charge coverage ratio test was not applicable. Full availability under the ABL Credit Facility may be limited by our ability to comply with the fixed charge coverage ratio in future periods.

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

On November 30, 2020, the Issuers entered into a limited consent to the ABL Credit Agreement with the financial institutions listed on the signature pages thereof and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the Lenders (as defined in the ABL Credit Agreement) provided consent to the consummation of the Transaction.

2022 Senior Secured Notes

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

We paid approximately $15.9 million of aggregate origination fees and financing costs related to the issuance of the 2022 Senior Secured Notes which were accounted for as deferred financing costs. Additionally, we paid approximately $1.4 million of consent fees in connection with the Supplemental Indenture, which partially offset the net carrying value of the 2022 Senior Secured Notes. Total amortization expense was $0.9 million and $2.6 million, respectively, for the years ended December 31, 2019 and 2018. Amortization expense is included in interest expense in the consolidated statements of operations. As noted above, the remaining unamortized deferred financing costs were written off as of May 15, 2019.

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

As of December 31, 2020 and 2019, the outstanding principal on the 2022 Convertible Notes was $237.8 million, the unaccreted debt discount was $22.7 million and $35.9 million, respectively, and the net carrying amount of the liability component was $215.1 million and $201.9 million, respectively.

We incurred approximately $8.1 million of issuance costs related to the issuance of the 2022 Convertible Notes, of which $6.4 million and $1.7 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2022 Convertible Notes. The $6.4 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $1.8 million and $1.7 million, respectively, for the years ended December 31, 2020 and 2019. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2020 and 2019, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $2.7 million and $4.5 million, respectively, and is included as a reduction to long-term debt in our consolidated balance sheets. See Note 8, “Interest Costs,” for additional information.

The 2022 Convertible Notes had an initial conversion rate of 166.6667 common shares per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $6.00 per share of our common stock. Upon conversion, we currently expect to settle in shares for the amount of the 2022 Convertible Notes then outstanding. We may elect to deliver cash in lieu of all or a portion of such shares. The shares of common stock subject to conversion are excluded from diluted earnings per share calculations under the if-converted method as their impact is anti-dilutive.

Holders may convert the 2022 Convertible Notes, at their option, in multiples of $1,000 principal amount at any time prior to January 15, 2022, but only in the following circumstances:

•

during any fiscal quarter beginning after the fiscal quarter ended December 31, 2018, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2022 Convertible Notes on each applicable trading day (the “Stock Price Condition”);

•

during the five-business day period following any five consecutive trading day period in which the trading price for the 2022 Convertible Notes is less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the 2022 Convertible Notes on each such trading day (the “Notes Price Condition”); or

•	upon the occurrence of specified corporate events.

The Stock Price Condition was triggered for the period from October 1, 2020 through December 31, 2020. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2022 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding May 15, 2022.

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

As of December 31, 2019, the outstanding principal on the 2020 Convertible Notes was $2.5 million, the unamortized debt discount was zero, and the net carrying amount of the liability component was $2.5 million.

We incurred approximately $10.4 million of issuance costs related to the issuance of the 2020 Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2020 Convertible Notes. The $7.5 million recorded as deferred financing costs on our consolidated balance sheet is being amortized over the term of the 2020 Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was zero, $0.2 million and $1.4 million, respectively, for the years ended December 31, 2020, 2019 and 2018. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2019, the balance of unamortized deferred financing costs related to the 2020 Convertible Notes was zero. See Note 10, “Interest Costs,” for additional information.

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

Restricted Cash

Our restricted cash balances were $0.5 million and $7.7 million, respectively, as of December 31, 2020 and 2019. The balance as of December 31, 2020 consisted of a letter of credit issued for the benefit of the landlord of our current office location in Broomfield, CO. The balance as of December 31, 2019 primarily consisted of letters of credit for office locations in Broomfield, CO, Chicago, IL and Bensenville, IL as well as cash restricted to repay the remaining balance of the 2020 Convertible Notes which matured in March 2020.

10.	Interest Costs

The following is a summary of our interest costs for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Interest costs charged to expense	$105,988	$110,502	$100,085
Amortization of deferred financing costs	5,892	5,260	4,280
Accretion of debt discount	13,907	15,729	21,105
Amortization of debt premium	-	(1,018)	(2,850)
Interest expense	125,787	130,473	122,620
Interest costs capitalized to property and equipment	-	11	32
Interest costs capitalized to software	885	608	364
Total interest costs	$126,672	$131,092	$123,016

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

11.	Common Stock and Preferred Stock

Common Stock – We have one class of common stock outstanding as of December 31, 2020 and 2019. Our common stock is junior to our preferred stock, if and when issued. Our Third Amended and Restated Certificate of Incorporation authorizes a total of 500,000,000 shares of common stock with a par value of $0.0001 per share.

Preferred Stock – Our Third Amended and Restated Certificate of Incorporation authorizes 100,000,000 shares of new preferred stock with a par value of $0.01 per share. No shares of this new preferred stock have been issued. The preferred stock may be issued, from time to time, in one or more series as authorized by the Board of Directors, which has the authority to designate the terms of any series of preferred stock issued, including, without limitation, the number of shares to be included in such series of preferred stock, any dividend, redemption, conversion rights or voting powers and the designations, preferences and relative participating, optional or other special rights.

Shareholder Rights Plan – On September 23, 2020, our Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent, and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company, outstanding on the record date of October 2, 2020, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Shares”) at a price of $38.40 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment.

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

Long-Term Debt:

Our financial assets and liabilities that are disclosed but not measured at fair value include the 2024 Senior Secured Notes and the 2022 Convertible Notes, and, while outstanding, the 2020 Convertible Notes, which are reflected on the consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the 2024 Senior Secured Notes, the 2022 Convertible Notes, and, while outstanding, the 2020 Convertible Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our December 31, 2020 consolidated balance sheet, excluding any issuance costs, are the amount that a market participant would be willing to lend at December 31, 2020 to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the 2024 Senior Secured Notes, the 2022 Convertible Notes, and, while outstanding, the 2020 Convertible Notes. The calculated fair value of the 2022 Convertible Notes, and, while outstanding, the 2020 Convertible Notes is correlated to our stock price and as a result, significant changes to our stock price could have a significant impact on their calculated fair values.

The fair value and carrying value of long-term debt as of December 31, 2020 and 2019 was as follows (in thousands):

	December 31, 2020			December 31, 2019
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value

2024 Senior Secured Notes	$1,045,000	$973,539	(2)	$982,000	$921,137	(2)
2022 Convertible Notes	$404,000	$215,122	(3)	$297,000	$201,868	(3)
2020 Convertible Notes	$-	$-		$2,498	$2,498

(1)	Fair value amounts are rounded to the nearest million, except for the 2020 Convertible Notes as of December 31, 2019.
(2)

Carrying value of the 2024 Senior Secured Notes reflects the unaccreted debt discount of $1.5 million and $3.9 million, respectively, as of December 31, 2020 and 2019. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

(3)

Carrying value of the 2022 Convertible Notes reflects the unaccreted debt discount of $22.6 million and $35.9 million, respectively, as of December 31, 2020 and 2019. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

13.	Business Segments and Major Customers

Business Segments – Prior to the closing of the Transaction, we historically reported our results of operations in three segments: Commercial Aviation-North America (“CA-NA”), Commercial Aviation-Rest of World (“CA-ROW”) and Business Aviation. We managed and reported these businesses separately, as they generally did not share the same customer base, had different products, pricing and expense structures, and measured operating performance and allocated resources on different bases. As a result of the Transaction, we operate in a single distinct business segment, Business Aviation, for which operating performance is measured and resources are allocated on a consolidated basis, consistent with the financial information regularly reviewed by the chief operating decision maker, our CEO. Therefore, we now report one business segment, comprised of our continuing operations. Our revenue from customers domiciled outside of the United States accounted for less than 10% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018. Our assets outside of the United States as of December 31, 2020 and 2019 were immaterial.

Major Customers – With respect to continuing operations, no customer accounted for more than 10% of revenue for the years ended December 31, 2020, 2019 and 2018 or more than 5% of accounts receivable as of December 31, 2020 or 2019.

14.	Stock-Based Compensation

As of December 31, 2020, we maintained three stock-based incentive compensation plans: the Gogo Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), the Gogo Inc. 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”), and The Aircell Holdings Inc. Stock Option Plan, collectively referred to as the “Stock Plans,” as well as an ESPP, as defined and discussed below. Our Stock Plans provide for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units (“DSUs”) and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee.

Under the Stock Plans, 27,709,128 shares of common stock were reserved for issuance. As of December 31, 2020, 6,923,988 shares remained available for grant under our Stock Plans. The contractual life of granted options is 10 years. Except as otherwise approved by the Compensation Committee, all options that are unvested as of the date on which a recipient’s employment terminates, as well as vested options that are not exercised within a prescribed period following termination, are forfeited and become available for future grants. Options granted beginning in 2010 but prior to the Option Exchange (as defined below)  include options that (a) vest in specified increments over a four-year period, (b) vest on the date of grant for certain options granted to non-employee members of our board of directors or (c) vest on the first anniversary of the date of grant for certain options granted to non-employee members of our board of directors.  In June 2020, we consummated an option exchange program that was approved by our stockholders at the annual meeting held on April 29, 2020 in which previously outstanding eligible options (which excluded options granted for service by non-executive members of our board of directors) to purchase 6,664,773 shares of common stock were surrendered and cancelled and we granted replacement options  (the “Replacement Options”) in exchange for the tendered options. Of the 4,168,455 options we granted in 2020, 2,896,383 were Replacement Options. The Replacement Options vest in a single installment on December 31, 2022.

Beginning in 2013, we granted RSUs, some of which vest in equal annual increments over a four-year period and others in one installment on December 31, 2022. Vested RSUs will be settled, at the discretion of the Compensation Committee, in shares of our common stock or in cash equal to the value of the applicable number of shares of our common stock on the vesting date. We also granted DSUs to directors, some of which vest on the grant date and others on the first anniversary of the grant date. DSUs will be settled in shares of our common stock 90 days after the director ceases to serve as a director. Beginning in 2014, we granted restricted stock, which vests in equal annual increments over a four-year period. These shares are deemed issued as of the date of grant, but not outstanding until they vest. We intend to settle RSU, DSU and restricted stock awards in stock and we have the shares available to do so.

In 2016, 2017, 2018 and 2019, the Compensation Committee approved grants of both non-market-based awards that time vested as described above, and market-based awards. The market-based awards vested based on achieving one or more predetermined market conditions and completion of the same time-based vesting requirements applicable to the non-market-based awards. In 2020, the market-based awards granted in 2016 expired without the market-based condition having been achieved and the Compensation Committee approved removing the market-based vesting conditions in the awards granted in 2017, 2018 and 2019. As of December 31, 2020, there are no awards that contain market-based conditions.

In August 2020, we communicated to employees that the 2020 annual bonus, which historically has been paid in cash, was expected to be paid in shares of Gogo common stock, with the bonus payment amount to be determined based upon our performance against established goals. As a result, stock-based compensation expense corresponding to the value of the shares of Gogo common stock expected to be distributed was to be recorded through the expected grant date in March 2021, and a pro rata amount was recognized through September 30, 2020. The Compensation Committee reserved the discretion to change the method of payment of this bonus from stock to cash, which it did in the fourth quarter of 2020 following the closing of the Transaction. As a result, the stock-based compensation expense related to this bonus plan was reversed and the amount of the expected cash bonus payout was recorded as a charge to expense in the fourth quarter of 2020.The following is a summary of our stock-based compensation expense included in the consolidated statements of operations, excluding the stock-based compensation expense for discontinued operations, for the years December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Cost of service revenue	$119	$118	$-
Cost of equipment revenue	235	275	210
Engineering, design and development	560	601	721
Sales and marketing	880	1,233	1,754
General and administrative	6,014	6,427	5,851
Total stock-based compensation expense	$7,808	$8,654	$8,536

A summary of stock option activity (which includes amounts for both continuing and discontinued operations) for the year ended December 31, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding – January 1, 2020	11,074,504	$11.70	5.25	$–
Granted	1,272,072	$2.54
Issued in option exchange	2,896,383	$2.61
Exercised	(87,104)	$3.00
Forfeited	(6,779,837)	$12.12
Expired	(2,929,350)	$12.00
Options outstanding – December 31, 2020	5,446,668	$4.19	7.33	$32,458
Options exercisable – December 31, 2020	1,876,337	$7.01	5.59	$7,739

As of December 31, 2020, total unrecognized compensation costs related to unvested stock options were approximately $5 million which is expected to be recognized over a weighted average period of approximately 1.8 years. The total grant date fair value of stock options vested in 2020, 2019 and 2018 was approximately $16 million, $8 million and $9 million, respectively.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. Weighted average assumptions used and weighted average grant date fair value of stock options granted for the years ended December 31, 2020, 2019, and 2018 were as follows:

	2020	2019	2018
Approximate risk-free interest rate	0.5%	2.3%	2.7%
Average expected life (years)	6.20	6.02	6.03
Dividend yield	N/A	N/A	N/A
Volatility	66.8%	60.5%	49.2%
Weighted average grant date fair value of common stock underlying options granted	$2.59	$4.71	$8.97
Weighted average grant date fair value of stock options granted	$1.56	$2.69	$4.42

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve for the term that mirrored the expected term in effect at the time of grant. The expected life of our stock options was determined based upon a simplified assumption that the stock options will be exercised evenly from vesting to expiration, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life. The dividend yield was based on expected dividends at the time of grant. Beginning in 2020, we calculated volatility based exclusively on our own common stock.

The following table summarizes the activities for our unvested RSUs and DSUs (which includes amounts for both continuing and discontinued operations) for the year ended December 31, 2020:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested – January 1, 2020	4,183,232	$5.18
Granted	3,050,865	$2.24
Vested	(3,160,611)	$4.09
Forfeited/canceled	(625,317)	$3.89
Unvested – December 31, 2020	3,448,169	$3.80

As of December 31, 2020, there was approximately $5 million of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of approximately 1.6 years. The total grant date fair value of RSUs and DSUs vested in 2020 was approximately $14 million.

The following table summarizes the activity for our restricted stock (which includes amounts for both continuing and discontinued operations) for the year ended December 31, 2020:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested – January 1, 2020	44,204	$11.63
Granted	–	$–
Vested	(25,977)	$11.19
Forfeited/canceled	–	$–
Unvested – December 31, 2020	18,227	$12.26

As of December 31, 2020, there was less than $0.1 million of unrecognized compensation cost related to unvested employee restricted stock. This amount is expected to be recognized over a weighted-average period of approximately 0.3 years.

ESPP - In June 2013, the Board of Directors and stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective on June 26, 2013, and in 2017 and 2020, the ESPP was amended to increase the number of shares reserved thereunder. The ESPP allows eligible employees to purchase a limited number of shares of common stock during pre-specified offering periods at a discount established by the Compensation Committee which may not exceed 15% of the fair market value of the common stock at the beginning or end of the offering period (whichever is lower). Under the ESPP, 2,200,000 shares were reserved for issuance and 363,209 shares of common stock were issued during the year ended December 31, 2020. As of December 31, 2020, 815,140 shares remained available for purchase under the ESPP.

15.	Employee Retirement and Postretirement Benefits

401(k) Plan - Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.5 million, $1.3 million, and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

16.	Income Tax

For financial reporting purposes, the loss from continuing operations before income taxes included the following components for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
United States	$(45,840)	$(85,806)	$(54,655)
Foreign	(2,865)	(2,128)	(1,159)
Loss before income taxes	$(48,705)	$(87,934)	$(55,814)

Significant components of the (benefit) provision for income taxes for continuing operations for the years ended December 31, 2020, 2019, and 2018 are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Current:
Federal	$-	$-	$-
State	86	385	467
Foreign	-	-	-
	86	385	467
Deferred:
Federal	(318)	91	(3,908)
State	86	87	87
	(232)	178	(3,821)
Total	$(146)	$563	$(3,354)

The (benefit) provision for income taxes for continuing operations differs from income taxes computed at the federal statutory tax rates for the years ended December 31, 2020, 2019, and 2018 as a result of the following items:

	For the Years Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Impact of change in tax rate	-	(0.1)	0.3
Change in valuation allowance	(48.9)	(25.1)	(28.9)
State income taxes-net of federal tax benefit	14.0	6.9	11.9
Other	14.2	(3.1)	1.7
Effective tax rate	0.3%	(0.6)%	6.0%

Components of the net deferred income tax asset as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Deferred income tax assets:
Compensation accruals	$7,618	$5,847
Stock options	23,263	18,192
Inventory	1,784	1,266
Warranty reserves	599	913
Capital loss	17,712	-
Deferred rent	-	-
Deferred revenue	315	43,256
Federal net operating loss (NOL)	154,180	130,878
State NOL	25,896	24,744
Interest carryforward	66,379	48,980
UNICAP adjustment	1,733	2,539
Finite-lived intangible assets	4,748	6,394
Lease liability	11,539	22,355
Other	7,671	9,243
Total deferred income tax assets	323,437	314,607
Deferred income tax liabilities:
Fixed assets	(8,673)	(59,584)
Indefinite-lived intangible assets	(7,619)	(7,074)
Convertible Notes discount	(5,512)	(8,706)
Right-of-use asset	(8,435)	(13,553)
Other	(1,924)	(3,768)
Total deferred income tax liabilities	(32,163)	(92,685)
Total deferred income tax	291,274	221,922
Valuation allowance	(293,382)	(224,262)
Net deferred income tax liability	$(2,108)	$(2,340)

We assess the realizability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets would not be realized through the generation of future taxable income. We generated net losses in fiscal years 2020, 2019, and 2018, which means we are in a domestic three-year cumulative loss position. As a result of this and other assessments in fiscal year 2020, we concluded that a full valuation allowance is required for all deferred tax assets and liabilities except for deferred tax liabilities associated with indefinite-lived intangible assets.

As of December 31, 2020, the federal net operating loss (“NOL”) carryforward amount was approximately $647 million and the state NOL carryforward amount was approximately $452 million. The federal NOLs begin to expire in 2031. The state NOLs expire in various tax years and began to expire in 2016.

Utilization of our NOL, interest carryforward and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the NOL and tax credit carryforwards before their utilization. The interest carryforward arises from U.S. Tax Reform and generally limits the interest expense deduction to 30% of EBITDA for tax years 2018 to 2021 and 30% of EBIT for 2022 and subsequent years. The interest carryforward will not expire as it may be carried forward indefinitely. The events that may cause ownership changes include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three-year period.

We are subject to taxation in the United States and Canada. With few exceptions, as of December 31, 2020, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2017.

As of December 31, 2020, 2019 and 2018, we did not have any unrecognized tax benefits.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the years ended December 31, 2020, 2019 or 2018. As of December 31, 2020 and 2019, we did not have a liability recorded for interest or potential penalties.

We do not expect a change in the unrecognized tax benefits within the next 12 months.

17.	Leases

The following is a summary of our lease expense included in the consolidated statement of operations (in thousands):

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$11,688	$11,676
Finance lease cost:
Amortization of leased assets	230	665
Interest on lease liabilities	113	56
Total lease cost	$12,031	$12,397

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$12,733	$13,059
Operating cash flows used in finance leases	$113	$56
Financing cash flows used in finance leases	$546	$-
Non-cash items:
Operating leases obtained	$5,342	$4,197
Finance leases obtained	$428	$1,268
Weighted average remaining lease term
Operating leases	7 years	8 years
Finance leases	2 years	3 years
Weighted average discount rate
Operating leases	11.2%	10.3%
Finance leases	10.5%	8.3%

Annual future minimum lease payments as of December 31, 2020 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2021	$12,521	$925
2022	11,800	846
2023	7,904	262
2024	6,078	-
2025	4,685	-
Thereafter	25,157	-
Total future minimum lease payments	68,145	2,033
Less: Amount representing interest	(22,038)	(144)
Present value of net minimum lease payments	$46,107	$1,889
Reported as of December 31, 2020
Accrued liabilities	$8,089	$719
Non-current operating lease liabilities	38,018	-
Other non-current liabilities	-	1,170
Total lease liabilities	$46,107	$1,889

As of December 31, 2020, there were no significant leases which had not yet commenced.

18.	Commitments and Contingencies

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

In the ordinary course of business, we may occasionally enter into agreements pursuant to which we may be obligated to pay for the failure of the performance of others, such as the use of corporate credit cards issued to employees. Based on historical experience, we believe that the risk of sustaining any material loss related to such guarantees is remote.

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

Linksmart Litigation - On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against Gogo Inc., Gogo LLC, our former subsidiary and the entity that operated our CA business (“Gogo LLC”), and eight CA airline partners in the U.S. District Court for the Central District of California alleging that CA’s redirection server and login portal infringe a patent owned by the plaintiff. The suits seek an unspecified amount of damages. Intelsat is required under its contracts with these airlines, which it assumed in the Transaction, to indemnify them for defense costs and any liabilities resulting from the suit. The Court has stayed the suits against the airline customers pending resolution of the suit against Gogo. Linksmart has also filed suit against other defendants asserting the same patent. Following the filing by one of those defendants of a petition to commence an inter partes review against the asserted patent in the U.S. Patent and Trademark Office, the Court stayed the litigation against such other defendant, Gogo Inc. and Gogo LLC, but such stay was lifted in July 2019 when the U.S. Patent and Trademark Office determined that the petitioner had not met the standard of proof required to commence the inter partes review. Since the stay was lifted, discovery has been completed and motion practice continues. No date has been set for trial. We believe that the plaintiff’s claims are without merit and intend to continue to defend them vigorously. The outcome of this litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer, its current Chief Financial Officer and its then-current President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to the reliability of and installation and remediation costs associated with CA’s 2Ku antenna. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019 the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and in December 2019, defendants filed a second amended complaint. In July 2020, plaintiffs filed a motion requesting leave to file a proposed third amendment complaint, which was granted by the Court. Plaintiffs proceeded to file the third amended complaint in July 2020 and we filed a motion to dismiss in September 2020. That motion has been fully briefed and we await the Court’s ruling. We believe that the claims are without merit and intend to continue to defend them vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit.  No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Derivative Litigation - On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer and President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to the 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. The two lawsuits were consolidated and are stayed until a final disposition of the motion to dismiss in the class action suit. We believe that the claims are without merit and intend to defend them vigorously if the litigation resumes. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to these suits. No amounts have been accrued for any potential costs under this matter, as we cannot reasonably predict the outcome of the litigation or any potential costs.

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

19.	Quarterly Data (Unaudited)

Summarized quarterly financial information is as follows for each quarterly period for the years ended December 31, 2020 and 2019 (in thousands, except per share amounts):

	For the Three Months Ended
	Mar 31, 2020	June 30, 2020	Sep 30, 2020	Dec 31, 2020

Total revenue	$70,927	$54,632	$66,525	$77,634
Operating income	21,317	17,118	22,220	15,696
Net loss from continuing operations	(9,388)	(14,201)	(8,890)	(16,080)
Net income (loss) from discontinued operations	(75,390)	(71,778)	(71,234)	16,925
Net income (loss)	(84,778)	(85,979)	(80,124)	845
Net income (loss) attributable to common stock	(84,778)	(85,979)	(80,124)	845

Net income (loss) attributable to common stock per share – basic and diluted:
Net loss from continuing operations	$(0.12)	$(0.18)	$(0.11)	$(0.19)
Net income (loss) from discontinued operations	(0.93)	(0.89)	(0.86)	0.20
Net income (loss)	$(1.05)	$(1.07)	$(0.97)	$0.01

Weighted average number of shares – basic and diluted	81,205	81,757	82,707	83,377

	For the Three Months Ended
	Mar 31, 2019	June 30, 2019	Sep 30, 2019	Dec 31, 2019

Total revenue	$70,549	$71,241	$81,340	$85,855
Operating income	23,167	16,872	27,053	29,440
Net loss from continuing operations	(8,399)	(76,242)	(2,854)	(1,002)
Net loss from discontinued operations	(8,400)	(7,721)	(20,037)	(21,349)
Net loss	(16,799)	(83,963)	(22,891)	(22,351)
Net loss attributable to common stock	(16,799)	(83,963)	(22,891)	(22,351)

Net loss attributable to common stock per share – basic and diluted:
Net loss from continuing operations	$(0.10)	$(0.93)	$(0.04)	$(0.01)
Net loss from discontinued operations	(0.10)	(0.09)	(0.25)	(0.26)
Net loss	$(0.20)	$(1.02)	$(0.29)	$(0.27)

Weighted average number of shares – basic and diluted	80,446	80,702	80,908	80,997

20.	Condensed Financial Information of Registrant

The following presents the condensed financial information of our parent company on a standalone basis.

Gogo Inc.

Condensed Balance Sheets

(in thousands)

	December 31,	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$55,065	$118,323
Short-term investments	-	-
Prepaid expenses and other current assets	25	164
Other non-current assets	-	2,599
Total assets	$55,090	$121,086

Liabilities and stockholders’ deficit:
Total current liabilities	$1,947	$2,200
Long-term debt	212,387	199,849
Other non-current liabilities	2,108	2,340
Investments and payables with subsidiaries	479,762	315,587
Total liabilities	696,204	519,976
Total stockholders’ deficit	(641,114)	(398,890)
Total liabilities and stockholders’ deficit	$55,090	$121,086

Gogo Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Interest income	$(451)	$(3,083)	$(3,123)
Interest expense	29,318	33,807	36,984
Loss on extinguishment of debt	-	9,163	19,653
Other	4	3	-
Total other (income) expense	28,871	39,890	53,514
Income (loss) before income taxes	(28,871)	(39,890)	(53,514)
Income tax provision (benefit)	(146)	563	(3,354)
Equity losses of subsidiaries	221,311	105,551	111,871
Net loss	$(250,036)	$(146,004)	$(162,031)
Comprehensive loss	$(250,036)	$(146,004)	$(162,031)

Gogo Inc.

Condensed Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net loss	$(250,036)	$(146,004)	$(162,031)
Accretion of debt discount	13,255	15,276	21,105
Amortization of deferred financing costs	1,781	1,906	1,648
Loss on extinguishment of debt	-	9,163	19,653
Subsidiary equity losses	221,311	105,551	111,871
Deferred income taxes	(232)	178	(3,821)
Other operating activities	(114)	(1,224)	(674)
Net cash used in operating activities	(14,035)	(15,154)	(12,249)
Acquisition of short-term investments	-	-	(39,323)
Redemption of short-term investments	-	39,323	192,893
Investments and advances with subsidiaries	(45,097)	94,716	(19,595)
Net cash provided by (used in) investing activities	(45,097)	134,039	133,975
Financing activities:
Proceeds from issuance of convertible notes	-	-	237,750
Repurchase of convertible notes	(2,498)	(159,502)	(200,438)
Payment of debt issuance costs	-	-	(8,054)
Other financing activities	(4,227)	325	396
Net cash provided by (used in) financing activities	(6,725)	(159,177)	29,654
Increase (decrease) in cash, cash equivalents and restricted cash	(65,857)	(40,292)	151,380
Cash, cash equivalents and restricted cash at beginning of period	120,922	161,214	9,834
Cash, cash equivalents and restricted cash at end of period	$55,065	$120,922	$161,214
Cash, cash equivalents and restricted cash at end of period	$55,065	$120,922	$161,214
Less: current restricted cash	-	-	-
Less: non-current restricted cash	-	2,599	101
Cash and cash equivalents at end of period	$55,065	$118,323	$161,113

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2020 that are designed to provide reasonable assurance that information required to be disclosed in this report is recorded, processed, summarized and reported within required time periods. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

The management of Gogo, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have assessed the effectiveness of Gogo’s internal control over financial reporting as of December 31, 2020, based on the criteria set forth in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2020, which report is included on Page 118 of this Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gogo Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 11, 2021, expressed an unqualified opinion on those financial statements.

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

March 11, 2021

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2020.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 is incorporated herein by reference.

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans (which includes amounts for both continuing and discontinued operations) as of the end of 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,546,735 (1)	4.19 (2)	7,739,128 (3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	9,546,735	4.19	7,739,128

(1)	Represents the number of shares associated with options, Restricted Stock Units and Deferred Share Units outstanding as of December 31, 2020.
(2)	Represents the weighted average exercise price of the 5,446,668 options disclosed in column (a).
(3)

Represents the number of shares remaining available for future issuance under our 2016 Omnibus Incentive Plan (6,921,973 shares), 2013 Omnibus Incentive Plan (2,015 shares) and ESPP (815,140 shares). Of this number, only 4,774,864 shares are available for issuance with respect to Restricted Stock Units, Deferred Share Units and other awards based on the full value of stock (rather than an increase in value) under our 2016 Omnibus Incentive Plan and 2013 Omnibus Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

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
2.1**†

Purchase and Sale Agreement by and among Gogo Inc. and Intelsat Jackson Holdings S.A. dated August 31, 2020 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 1, 2020 (File No. 001-35975)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 7, 2013 (File No. 001-35975))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on August 7, 2013 (File No. 001-35975))
3.3

Certificate of Designations of Series A Preferred Stock of Gogo Inc., as filed with the Secretary of State of the State of Delaware on September 23, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 23, 2020 (File No. 001-35975))

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
4.5

Second Supplemental Indenture, dated as of April 25, 2019, between Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 25, 2019 (File No. 001-35975))

4.6

Indenture, dated as of April 25, 2019, between Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 25, 2019 (File No. 001-35975))

4.7	Form of 9.875% Senior Secured Note due 2024 (incorporated by reference to Exhibit 4.4 to Form 8-K filed on April 25, 2019 (File No. 001-35975))

4.8	Form of Crossing Lien Intercreditor Agreement (incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 25, 2019 (File No. 001-35975))
4.9

First Supplemental Indenture, dated as of May 3, 2019, by and among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 3, 2019 (File No. 001-35975))

4.10	Description of Capital Stock and Registered Securities
4.11

Section 382 Rights Agreement, dated as of September 23, 2020, between Gogo Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 23, 2020 (File No. 001-35975))

4.12

Second Supplemental Indenture, dated as of March 6, 2020, between Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to Form 10-Q filed on May 11, 2020 (File No. 001-35795))

4.13

Third Supplemental Indenture, dated as of July 31, 2020, between Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.12 to Form 10-Q filed on August 8, 2020 (File No. 001-35795))

4.14

Fourth Supplemental Indenture, dated as of November 9, 2020, between  Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November  13, 2020 (File No. 001-35975))

10.1.1

Qualcomm Technologies, Inc. Master Software Agreement dated June 13, 2018, by and between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.48 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.1.2

Qualcomm Technologies, Inc. AMSS6695 Software Addendum to Master Software Agreement dated June 13, 2018, by and between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.49 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.1.3

Access Point Patent License Agreement dated July 6, 2018, by and between Qualcomm Incorporated and Gogo LLC (incorporated by reference to Exhibit 10.1.50 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.1.4

ATG Network Sharing Agreement, dated as of December 1, 2020, by and between Gogo Business Aviation LLC and Gogo LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 1, 2020 (File No. 001-35975))

10.1.5†	Master Services Agreement, dated as of November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc.
10.1.6†	Supply and Product Support Agreement, dated as of November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc.
10.2.1#***

Employment Agreement, by and between Aircell LLC and John Wade, effective as of November 10, 2008 (incorporated by reference to Exhibit 10.2.4 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.2#***

Amendment No. 1 to the Employment Agreement, by and between Aircell LLC and John Wade, effective as of January 31, 2009 (incorporated by reference to Exhibit 10.2.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.2.3#***

Amendment No. 2 to the Employment Agreement, Gogo LLC (f/k/a Aircell LLC) and John Wade, effective as of April 1, 2015 (incorporated by reference to Exhibit 10.2.11 to Form 10-Q filed on August 6, 2015 (File No. 001-35975))

10.2.4#

Employment Agreement, by and between Gogo Business Aviation LLC, as assignee of Gogo LLC, and Barry Rowan, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.2.14 to Form 10-Q filed on May 4, 2017 (File No. 001-35975))

10.2.5#

Change in Control Severance Agreement, dated as of April 24, 2017, by and between Gogo Inc. and Barry Rowan (incorporated by reference to Exhibit 10.2.15 to Form 10-Q filed on May 4, 2017 (File No. 001-35975))

10.2.6#

Employment Agreement, dated March 4, 2018, between Gogo Inc., Gogo Business Aviation LLC, as assignee of Gogo LLC, and Oakleigh Thorne (incorporated by reference to Exhibit 10.2.12 to Form 10-Q filed on May 4, 2018 (File No. 001-35975))

10.2.7#***	Employment Agreement, dated April 7, 2010, between Aircell LLC and Jonathan Cobin (incorporated by reference to Exhibit 10.2.14 to Form 10-Q filed on May 4, 2018 (File No. 001-35975))
10.2.8#***

Amendment No. 1 to the Employment Agreement, by and between Gogo LLC and Jonathan Cobin, effective as of November 30, 2017 (incorporated by reference to Exhibit 10.2.15 to Form 10-Q filed on May 4, 2018 (File No. 001-35975))

10.2.9#***

Amendment No. 3 to the Employment Agreement, by and between Gogo LLC and John Wade, effective as of November 30, 2017 (incorporated by reference to Exhibit 10.2.17 to Form 10-Q filed on May 4, 2018 (File No. 001-35975))

10.2.10#

Form of Change in Control Severance Agreement, for named executive officers other than Oakleigh Thorne and Barry Rowan (incorporated by reference to Exhibit 10.2.10 to Form 10-K filed on March 13, 2020 (File No. 001-25975))

10.2.11#

Amendment No. 1 to the Form of Change in Control Severance Agreement for named executive officers other than Oakleigh Thorne and Barry Rowan (incorporated by reference to Exhibit 10.2.18 to Form 10-Q filed on May 4, 2018 (File No. 001-35975))

10.2.12#

Employment Agreement, dated as of January 1, 2008, between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC) and Marguerite Elias (incorporated by reference to Exhibit 10.2.20 to Form 10-Q filed on May 9, 2019 (File No. 001-35975))

10.2.13#

Amendment No. 1 to the Employment Agreement, between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC) and Marguerite Elias, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.2.21 to Form 10-Q filed on May 9, 2019 (File No. 001-35975))

10.2.14#

Amendment No. 2 to the Employment Agreement, between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC) and Marguerite Elias, effective as of November 30, 2017 (incorporated by reference to Exhibit 10.2.22 to Form 10-Q filed on May 9, 2019 (File No. 001-35975))

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

10.4.1#	Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.4.2#	Form of Stock Option Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.4.3#	Form of Restricted Stock Unit Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.3 to Form 10-K filed on February 27, 2015 (File No. 001-35975))
10.4.4#	Form of Restricted Stock Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.4 to Form 10-K filed on February 27, 2015 (File No. 001-35975))
10.4.5#	Form of Stock Option Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.6 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))
10.4.6#	Form of Performance Stock Option Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.7 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))
10.4.7#	Form of Restricted Stock Unit Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.8 to Form 10-Q filed on August 4, 2016 (File No.001-35975))

10.4.8#	Form of Performance Restricted Stock Unit Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.9 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))
10.4.9#	Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the definitive proxy statement on Schedule 14A filed on April 27, 2018 (File No. 001-35975).
10.5#	Gogo Inc. Annual Incentive Plan (as amended as of April 14, 2016) (incorporated by reference to Exhibit 10.4.10 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))
10.6#	Gogo Inc. Section 409A Specified Employee Policy (incorporated by reference to Exhibit 10.7 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.7.1#

Form of Indemnification Agreement entered into between Gogo Inc. and each of its Directors (incorporated by reference to Exhibit 10.7.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.7.2#

Form of Indemnification Agreement entered into between Gogo Inc. and each of its Officers (incorporated by reference to Exhibit 10.7.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.8.1

Collateral Agreement, dated as of April 25, 2019, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc. and the Subsidiary Guarantors party thereto, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 25, 2019 (File No. 001-35975))

10.8.2

Collateral Agency Agreement, dated as of April 25, 2019, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc., the Subsidiary Guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 25, 2019 (File No. 001-35975))

10.8.3

Trademark Security Agreement, dated as of April 25, 2019, among Gogo LLC and Gogo Business Aviation LLC, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 25, 2019 (File No. 001-35975))

10.8.4

Trademark Security Agreement, dated August 26, 2019, by Gogo LLC and Gogo Business Aviation LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 28, 2019 (File No. 001-35975))

10.8.5

Reaffirmation Agreement, dated as of May 7, 2019, among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., Gogo Inc. and the Subsidiary Guarantors party thereto (incorporated by reference to Exhibit 10.8.17 to Form 10-Q filed on May 9, 2019 (File No. 001-35975))

10.8.6

Additional Secured Debt Designation, dated as of May 7, 2019, between Gogo Intermediate Holdings LLC and Gogo Finance Co. Inc. as acknowledged by U.S. Bank National Association (incorporated by reference to Exhibit 10.8.18 to Form 10-Q filed on May 9, 2019 (File No. 001-35975))

10.8.7

Credit Agreement, dated as of August 26, 2019, among Gogo Intermediate Holdings LLC and Gogo Finance Co. Inc., as the Borrowers, Gogo Inc., the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 28, 2019 (File No. 001-35975))

10.8.8

ABL Collateral Agreement, dated as of August 26, 2019, among Gogo Inc., Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc. and certain of their subsidiaries in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 28, 2019 (File No. 001-35975))

10.8.9

Crossing Lien Intercreditor Agreement, dated as of August 26, 2019, between U.S. Bank National Association, as Cash Flow Collateral Representative, and JPMorgan Chase Bank, N.A., as ABL Agent (incorporated by reference to Exhibit 10.6 to Form 8-K filed on August 28, 2019 (File No. 001-35975))

10.8.10

Amendment to the Credit Agreement, dated as of November 6, 2020, by and among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1.48 to Form 10-Q filed on November 9, 2020 (File No. 001-35975))

10.8.11

Limited Consent, dated as of November 30, 2020, by and between Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., the financial institutions listed on the signature pages thereof, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 1, 2020 (File No. 001-35975))

10.8.12

Letter Agreement, dated as of November 6, 2020, by and among Gogo Inc. and the purchasers named therein. (incorporated by reference to Exhibit 10.1.49 to Form 10-Q filed on November 9, 2020 (File No. 001-35975))

10.8.13

Purchase Agreement, dated as of November 6, 2020, by and among Gogo Intermediate Holdings LLC, Gogo Finance Co. Inc., the guarantors party thereto and the purchasers named therein (incorporated by reference to Exhibit 10.1.50 to Form 10-Q filed on November 9, 2020 (File No. 001-35975))

10.9.1#	Form of Director Deferred Share Unit Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.9.2#	Form of Director Stock Option Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.3 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.9.3#	Director Compensation Policy, effective July 1, 2019 (incorporated by reference to Exhibit 10.9.4 to Form 10-K filed on March 13, 2020 (File No. 001-35975))
10.9.4#

Form of Director Stock Option Agreement for Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (effective April 29, 2020) (incorporated by reference to Exhibit 10.9.1 to Form 10-Q filed on August 10, 2020 (File No. 001-35975))

10.9.5#

Amendment to Non-Employee Director Stock Option Agreements for Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan granted before April 29, 2020 (effective April 29, 2020) (incorporated by reference to Exhibit 10.9.2 to Form 10-Q filed on August 10, 2020 (File No. 001-35975))

10.10

Amended and Restated Forward Stock Purchase Confirmation, dated as of December 11, 2019, by and between Gogo Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 12, 2019 (File No. 001-35975))

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

***	This agreement was assigned to Intelsat in the Transaction.
#	Indicates management contract or compensatory plan or arrangement.
†	Certain provisions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gogo Inc. (the registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2021.

Gogo Inc.
By:	/s/ Oakleigh Thorne
Name:	Oakleigh Thorne
Title:	President and Chief Executive Officer and Chairman of the Board
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Gogo Inc. and in the capacities indicated, on March 11, 2021.

Signature	Title

/s/ Oakleigh Thorne	President and Chief Executive Officer and Chairman of the Board
Oakleigh Thorne	(Principal Executive Officer)

/s/ Barry Rowan	Executive Vice President and Chief Financial Officer
Barry Rowan	(Principal Financial Officer)

/s/ Michael P. Bayer	Senior Vice President, Controller and Chief Accounting Officer
Michael P. Bayer	(Principal Accounting Officer)

/s/ Robert L. Crandall	Director
Robert L. Crandall

/s/ Hugh W. Jones	Lead Independent Director
Hugh W. Jones

/s/ Michele Coleman Mayes	Director
Michele Coleman Mayes

/s/ Robert H. Mundheim	Director
Robert H. Mundheim

/s/ Christopher D. Payne	Director
Christopher D. Payne

/s/ Charles C. Townsend	Director
Charles C. Townsend

/s/ Harris N. Williams	Director
Harris N. Williams