Form 10-Q
period 2021-03-31
Gogo Inc.
filed 2021-05-06
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021

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

As of April 30, 2021, 109,609,821 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$455,152	$435,345
Accounts receivable, net of allowances of $813 and $1,044, respectively	36,232	39,833
Inventories	28,560	28,114
Prepaid expenses and other current assets	9,625	8,934
Total current assets	529,569	512,226
Non-current assets:
Property and equipment, net	61,519	63,493
Intangible assets, net	51,128	52,693
Operating lease right-of-use assets	32,473	33,690
Other non-current assets, net of allowances of $375 and $375, respectively	13,043	11,486
Total non-current assets	158,163	161,362
Total assets	$687,732	$673,588
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,322	$11,013
Accrued liabilities	94,134	83,009
Deferred revenue	3,759	3,113
Current portion of long-term debt	-	341,000
Total current liabilities	109,215	438,135
Non-current liabilities:
Long-term debt	1,163,822	827,968
Non-current operating lease liabilities	36,354	38,018
Other non-current liabilities	9,844	10,581
Total non-current liabilities	1,210,020	876,567
Total liabilities	1,319,235	1,314,702
Commitments and contingencies (Note 13)		-
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2021 and December 31, 2020; 97,158,550 and 91,086,191 shares issued at March 31, 2021 and December 31, 2020, respectively; and 92,071,085 and 85,990,499 shares outstanding at March 31, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	1,080,305	1,088,590
Accumulated other comprehensive loss	(912)	(1,013)
Treasury stock, at cost	(98,857)	(98,857)
Accumulated deficit	(1,612,048)	(1,629,843)
Total stockholders’ deficit	(631,503)	(641,114)
Total liabilities and stockholders’ deficit	$687,732	$673,588

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2021	2020
Revenue:
Service revenue	$59,355	$57,726
Equipment revenue	14,514	13,201
Total revenue	73,869	70,927

Operating expenses:
Cost of service revenue (exclusive of items shown below)	14,095	11,007
Cost of equipment revenue (exclusive of items shown below)	8,282	8,511
Engineering, design and development	5,493	7,357
Sales and marketing	3,729	4,450
General and administrative	10,373	14,706
Depreciation and amortization	4,117	3,579
Total operating expenses	46,089	49,610
Operating income	27,780	21,317

Other (income) expense:
Interest income	(57)	(578)
Interest expense	29,294	31,143
Loss on settlement of convertible notes	4,397	-
Other income	(5)	(1)
Total other expense	33,629	30,564

Loss from continuing operations before income taxes	(5,849)	(9,247)
Income tax provision	35	141
Net loss from continuing operations	(5,884)	(9,388)
Net loss from discontinued operations, net of tax	(1,801)	(75,390)
Net loss	$(7,685)	$(84,778)

Net loss attributable to common stock per share – basic and diluted:
Net loss from continuing operations	$(0.07)	$(0.12)
Net loss from discontinued operations	(0.02)	(0.93)
Net loss	$(0.09)	$(1.05)

Weighted average number of shares—basic and diluted	84,649	81,205

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months
	Ended March 31,
	2021	2020
Net loss	$(7,685)	$(84,778)
Currency translation adjustments, net of tax	101	(2,871)
Comprehensive loss	$(7,584)	$(87,649)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2021	2020
Operating activities from continuing operations:
Net loss	$(5,884)	$(9,388)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,117	3,579
(Gain) Loss on asset disposals, abandonments and write-downs	(100)	74
Provision for expected credit losses	15	687
Deferred income taxes	95	45
Stock-based compensation expense	1,849	2,322
Amortization of deferred financing costs	1,703	1,419
Accretion and amortization of debt discount and premium	84	3,326
Loss on settlement of convertible notes	4,397
Changes in operating assets and liabilities:
Accounts receivable	3,586	4,220
Inventories	(446)	(2,196)
Prepaid expenses and other current assets	(375)	(3,872)
Contract assets	(1,886)	(2,558)
Accounts payable	292	6,108
Accrued liabilities	(10,424)	(6,882)
Deferred revenue	646	308
Accrued interest	27,559	26,413
Other non-current assets and liabilities	(654)	285
Net cash provided by operating activities from continuing operations	24,574	23,890

Investing activities from continuing operations:
Purchases of property and equipment	(360)	(150)
Acquisition of intangible assets—capitalized software	(342)	(726)
Net cash provided by (used in) investing activities from continuing operations	(702)	(876)

Financing activities from continuing operations:
Proceeds from credit facility draw	-	22,000
Repurchase of convertible notes	-	(2,498)
Payment of debt issuance costs	(550)	-
Payments on financing leases	(124)	-
Stock-based compensation activity	(2,646)	(397)
Net cash provided by (used in) financing activities from continuing operations	(3,320)	19,105
Cash flows from discontinued operations:
Cash provided by (used in) operating activities	(748)	14,137
Cash used in investing activities	-	(14,345)
Cash used in financing activities	-	(247)
Net cash used in discontinued operations	(748)	(455)

Effect of exchange rate changes on cash	3	51

Increase in cash, cash equivalents and restricted cash	19,807	41,715
Cash, cash equivalents and restricted cash at beginning of period	435,870	177,675
Cash, cash equivalents and restricted cash at end of period	$455,677	$219,390

Cash, cash equivalents and restricted cash at end of period	$455,677	$219,390
Less: current restricted cash	525	560
Less: non-current restricted cash	-	4,601
Cash and cash equivalents at end of period	$455,152	$214,229

Supplemental Cash Flow Information:
Cash paid for interest	$31	$66
Cash paid for taxes	1	1

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended March 31, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2021	85,990,499	$9	$1,088,590	$(1,013)	$(1,629,843)	5,077,400	$(98,857)	$(641,114)
Net loss	-	-	-	-	(7,685)	-	-	(7,685)
Currency translation adjustments, net of tax	-	-	-	101	-	-	-	101
Stock-based compensation expense	-	-	7,927	-	-	-	-	7,927
Issuance of common stock upon exercise of stock options	177,646	-	458	-	-	-	-	458
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	602,826	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(3,220)	-	-	-	-	(3,220)
Issuance of common stock in connection with employee stock purchase plan	11,637	-	116	-	-	-	-	116
Settlement of convertible notes	5,288,477	-	33,857	-	-	-	-	33,857
Impact of the adoption of ASU 2020-06	-	-	(47,423)	-	25,480	-	-	(21,943)
Balance at March 31, 2021	92,071,085	$9	$1,080,305	$(912)	$(1,612,048)	5,077,400	$(98,857)	$(631,503)

	For the Three Months Ended March 31, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2020	88,240,877	$9	$979,499	$(2,256)	$(1,376,142)	-	$-	$(398,890)
Net loss	-	-	-	-	(84,778)	-	-	(84,778)
Currency translation adjustments, net of tax	-	-	-	(2,871)	-	-	-	(2,871)
Stock-based compensation expense	-	-	3,995	-	-	-	-	3,995
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	522,490	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(682)	-	-	-	-	(682)
Issuance of common stock in connection with employee stock purchase plan	87,681	-	285	-	-	-	-	285
Settlement of prepaid forward shares	(5,077,400)	(1)	98,858	-	-	5,077,400	(98,857)	-
Impact of the adoption of ASU 2016-13	-	-	-	-	(3,665)	-	-	(3,665)
Balance at March 31, 2020	83,773,648	$8	$1,081,955	$(5,127)	$(1,464,585)	5,077,400	$(98,857)	$(486,606)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Business - Gogo (“we”, “us,” “our”) is the world’s largest provider of broadband connectivity services for the business aviation market. Our mission is to provide ground-like connectivity to every passenger on every flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated air-to-ground (“ATG”) networks, engineer, install and maintain in-flight systems of proprietary hardware and software, and deliver customizable connectivity and wireless entertainment services and global support capabilities to our aviation partners. Our services include satellite-based voice and data services through our strategic alliances with satellite providers.

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

As a result of the Transaction, the CA business is reported in discontinued operations and all periods presented in this Form 10-Q have been conformed to present the CA business as a discontinued operation. We report the financial results of discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components (i) meets the held-for-sale classification criteria or is disposed of by sale or other than by sale, and (ii) represents a strategic shift that will have a major effect on our operations and financial results. The results of operations and cash flows of a discontinued operation are restated for all comparative periods presented.

Unless otherwise noted, discussion in these Notes to Consolidated Financial Statements refers to our continuing operations. Refer to Note 2, “Discontinued Operations” for further information.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021 (the “2020 10-K”).  These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

We have one class of common stock outstanding as of March 31, 2021 and December 31, 2020.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the significant estimates and bases such estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. However, actual results could differ materially from those estimates.

2.	Discontinued Operations

As discussed in Note 1, “Basis of Presentation,” on December 1, 2020, we completed the sale of our CA business to Intelsat. As a result of the Transaction, the CA business is reported for all periods as discontinued operations.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table summarizes the results of discontinued operations which are presented as Net loss from discontinued operations in our unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2021	2020
Revenue:
Service revenue	$-	$93,056
Equipment revenue	-	20,492
Total revenue	-	113,548

Operating expenses:
Cost of service revenue (exclusive of items shown below)	-	59,748
Cost of equipment revenue (exclusive of items shown below)	-	17,529
Engineering, design and development	-	15,506
Sales and marketing	-	5,202
General and administrative	1,801	12,460
Impairment of long-lived assets	-	46,389
Depreciation and amortization	-	29,091
Total operating expenses	1,801	185,925
Operating income (loss)	(1,801)	(72,377)

Total other (income) expense	-	2,997

Loss before income taxes	(1,801)	(75,374)
Income tax provision	-	16
Net loss from discontinued operations, net of tax	$(1,801)	$(75,390)

Gain on sale – Upon the closing of the Transaction on December 1, 2020, we received initial gross proceeds of $386.3 million, which reflects the $400.0 million purchase price, adjusted for cash, debt, transaction expenses and working capital. The final purchase price remains subject to change due to customary post-closing purchase price adjustment procedures set forth in the purchase and sale agreement between Gogo and Intelsat that are not yet complete. In February 2021, Intelsat delivered a draft closing statement that would reduce the working capital portion of the purchase price computation by $9.4 million, which would result in Gogo returning to Intelsat $9.4 million of the initial gross proceeds. Gogo is reviewing Intelsat’s draft closing statement in accordance with the terms of the purchase and sale agreement. As this post-closing purchase price adjustment is not yet finalized and therefore represents a contingent gain, $9.4 million has been recorded as a deferred gain on sale included within Accrued liabilities. As a result, during December 2020, we recognized within Gain on sale of CA business a pretax gain on sale of $38.0 million, computed as the $386.3 million of initial gross proceeds less (i) the potential $9.4 million post-closing purchase price adjustment not yet finalized, (ii) the carrying value of the assets and liabilities transferred in the Transaction and (iii) Transaction-related costs.

Stock-based compensation – In August 2020, the compensation committee of our Board of Directors (the “Compensation Committee”) approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of our then-current employees who became employees of Intelsat in the Transaction. These modifications became effective upon the consummation of the Transaction. Pursuant to such modifications, the options and restricted stock units (“RSUs”) held by Intelsat employees generally vest on the earlier of (i) the original vesting date and (ii) November 30, 2021; provided that the employee does not voluntarily resign from and is not terminated for cause by Intelsat prior to such date. Certain of these awards vest based on conditions that are not classified as a service, market or performance condition and as a result such awards are classified as a liability. Other than mark-to-market accounting adjustments, all costs related to stock-based compensation for our prior employees who became employees of Intelsat in the Transaction were recognized as of December 31, 2020.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of our stock-based compensation expense by operating expense line contained within the results of discontinued operations (in thousands):

	For the Three Months
	Ended March 31,
	2021	2020
Cost of service revenue	$-	$444
Engineering, design and development	-	597
Sales and marketing	-	423
General and administrative	1,053	209
Total stock-based compensation expense	$1,053	$1,673

For additional information on our stock-based compensation plans, see Note 16, “Employee Retirement and Postretirement Benefits.”

Other Costs Classified to Discontinued Operations – During the three months ended March 31, 2021, we incurred $0.7 million of additional costs (exclusive of the stock-based compensation expense noted above) primarily due to employer-paid taxes arising from the exercise of stock options by former employees now employed by Intelsat.

3.	Recent Accounting Pronouncements

Accounting standards adopted:

On January 1, 2021, we adopted ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. This standard is effective beginning on January 1, 2022, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. We elected to early adopt ASU 2020-06 using the modified retrospective approach.

The cumulative impact of using the modified retrospective approach for the adoption of ASU 2020-06 on our unaudited condensed consolidated balance sheet as of January 1, 2021 is summarized below:

	Balance at December 31,	Impact of ASU 2020-	Balances with Adoption of
	2020	06	ASU 2020-06
Liabilities
Long-term debt	$827,968	$21,943	$849,911
Equity
Additional paid-in capital	$1,088,590	$(47,423)	$1,041,167
Accumulated deficit	$(1,629,843)	$25,480	$(1,604,363)

On January 1, 2021, we adopted Accounting Standards Update No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 eliminate certain exceptions to the incremental approach for intraperiod tax allocation and interim period income tax accounting for year-to-date losses that exceed projected losses. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. Adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

4.	Revenue Recognition

Remaining performance obligations

As of March 31, 2021, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations was approximately $86 million. Approximately $84 million represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract. The remaining $2 million represents future equipment revenue that is expected to be recognized within the next year. We have excluded from this amount consideration from contracts that have an original duration of one year or less.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months
	Ended March 31,
	2021	2020
Service revenue:
Connectivity	$58,403	$56,975
Entertainment and other	952	751
Total service revenue	$59,355	$57,726

Equipment revenue:
ATG	$10,597	$9,624
Satellite	3,703	3,374
Other	214	203
Total equipment revenue	$14,514	$13,201

Customer type:
Aircraft owner/operator/service provider	$59,355	$57,726
OEM and aftermarket dealer	14,514	13,201
Total revenue	$73,869	$70,927

Contract balances

Our current and non-current deferred revenue balances totaled $3.8 million and $3.1 million as of March 31, 2021 and December 31, 2020, respectively. Deferred revenue includes, among other things, fees paid for equipment and subscription connectivity products.

Our current and non-current contract asset balances totaled $14.1 million and $12.2 million as of March 31, 2021 and December 31, 2020, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings primarily for certain sales programs.

Major Customers

No customer accounted for more than 10% of revenue during the three month periods ended March 31, 2021 and 2020 and no customer accounted for more than 10% of accounts receivable as of March 31, 2021 or December 31, 2020.
5.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 10, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities.  In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

counterparties to the Forward Transactions are not required to fund losses. Additionally, the calculation of weighted average shares outstanding as of March 31, 2021 and 2020 excludes approximately 2.1 million shares associated with the Forward Transactions.

As a result of the net loss for the three-month periods ended March 31, 2021 and 2020, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2021 and 2020; however, for the reasons described above, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2021	2020
Net loss from continuing operations	$(5,884)	$(9,388)
Net loss from discontinued operations	(1,801)	(75,390)
Net loss	(7,685)	(84,778)
Less: Participation rights of the Forward Transactions	-	-
Undistributed losses	$(7,685)	$(84,778)

Weighted-average common shares outstanding-basic and diluted	84,649	81,205

Net loss attributable to common stock per share from continuing operations-basic and diluted	$(0.07)	$(0.12)

Net loss attributable to common stock per share from discontinued operations-basic and diluted	(0.02)	(0.93)

Net loss attributable to common stock per share-basic and diluted	$(0.09)	$(1.05)

6.	Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or market. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Work-in-process component parts	$14,654	$15,405
Finished goods	13,906	12,709
Total inventory	$28,560	$28,114

7.	Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Contract assets	$2,729	$2,417
Restricted cash	525	525
Other	6,371	5,992
Total prepaid expenses and other current assets	$9,625	$8,934

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Property and equipment as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Office equipment, furniture, fixtures and other	$11,309	$10,986
Leasehold improvements	12,012	12,012
Network equipment	139,159	139,884
	162,480	162,882
Accumulated depreciation	(100,961)	(99,389)
Total property and equipment, net	$61,519	$63,493

Other non-current assets as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Contract assets, net of allowances of $375 and $375, respectively	$11,349	$9,775
Other	1,694	1,711
Total other non-current assets	$13,043	$11,486

Accrued liabilities as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Accrued interest	$44,807	$17,836
Employee compensation and benefits (1)	19,796	35,516
Operating leases	8,198	8,089
Deferred gain on sale of CA business (2)	9,400	9,400
Warranty reserve	2,400	2,400
Taxes	1,800	2,022
Other	7,733	7,746
Total accrued liabilities	$94,134	$83,009

(1)

Includes $14.1 million and $19.2 million as of March 31, 2021 and December 31, 2020, respectively, expected to be paid in shares of Gogo common stock upon the vesting of certain equity awards issued to former employees now employed by Intelsat and classified within discontinued operations.

(2)	Relates to sale of CA business. See Note 2, “Discontinued Operations,” for additional information.

Other non-current liabilities as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Asset retirement obligations	$4,520	$4,401
Deferred tax liabilities	2,203	2,108
Other	3,121	4,072
Total other non-current liabilities	$9,844	$10,581

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

8.	Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets. Intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment tests of our indefinite-lived intangible assets during the fourth quarter of each fiscal year, and the results from the test performed in the fourth quarter of 2020 indicated no impairment. We also reevaluate the useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The results of our annual indefinite-lived intangible assets impairment assessments in the fourth quarter of 2020 indicated no impairment.

As of both March 31, 2021 and December 31, 2020, our goodwill balance was $0.6 million.

Our intangible assets, other than goodwill, as of March 31, 2021 and December 31, 2020 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of March 31, 2021			As of December 31, 2020
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	2.3	$50,357	$(33,632)	$16,725	$50,029	$(31,739)	$18,290
Other intangible assets	8.0	1,500	-	1,500	1,500	-	1,500
Service customer relationships		8,081	(8,081)	-	8,081	(8,081)	-
OEM and dealer relationships		6,724	(6,724)	-	6,724	(6,724)	-
Total amortized intangible assets		66,662	(48,437)	18,225	66,334	(46,544)	19,790

Unamortized intangible assets:

FCC Licenses		32,283	-	32,283	32,283	-	32,283

Total intangible assets		$98,945	$(48,437)	$50,508	$98,617	$(46,544)	$52,073

Amortization expense was $1.9 million and $1.5 million, respectively, for the three month periods ended March 31, 2021 and 2020.

Amortization expense for the remainder of 2021, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2021 (period from April 1 to December 31)	$5,569
2022	$4,911
2023	$2,435
2024	$894
2025	$894
Thereafter	$3,522

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

9.	Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Our warranty reserve balance was $2.4 million as of both March 31, 2021 and December 31, 2020.

10.	Long-Term Debt and Other Liabilities

Long-term debt as of March 31, 2021 and December 31, 2020 was as follows (in thousands):

	March	December
	31, 2021	31, 2020
2024 Senior Secured Notes	$973,623	$973,539
2022 Convertible Notes	208,514	215,122
Total debt	1,182,137	1,188,661
Less deferred financing costs	(18,315)	(19,693)
Less current portion of long-term debt	-	(341,000)
Total long-term debt	$1,163,822	$827,968

2024 Senior Secured Notes

On April 25, 2019 (the “Issue Date”), Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (“Gogo Finance” and, together with GIH, the “Issuers”) issued $905 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “Initial Notes”) under an indenture (the “Base Indenture”), dated as of April 25, 2019, among the Issuers, us, as guarantor, certain subsidiaries of GIH, as guarantors (the “Initial 2024 Subsidiary Guarantors” and, together with us, the “Initial 2024 Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral  Agent”). On May 3, 2019, the Issuers, the Initial 2024 Guarantors and the Trustee entered into the first supplemental indenture (the “First Supplemental Indenture”) to increase the amount of indebtedness that may be incurred under Credit Facilities (as defined in the 2024 Indenture) by GIH or its subsidiaries that are 2024 Guarantors (as defined below) by $20 million in aggregate principal amount. On March 6, 2020, the Issuers, the Initial 2024 Guarantors, Gogo Air International GmbH (an indirect subsidiary of GIH) (“Gogo International”) and the Trustee entered into a second supplemental indenture (the “Second Supplemental Indenture”) to add Gogo International as a guarantor under the 2024 Indenture. On July 31, 2020, the Issuers, the Initial 2024 Guarantors, Gogo International and Gogo Inflight Internet Canada Ltd., Gogo ATG LLC and Gogo CA Licenses LLC (collectively, the “Additional Guarantors” and, together with the Initial 2024 Guarantors and Gogo International, the “2024 Guarantors”) and the Trustee entered into a third supplemental indenture (the “Third Supplemental Indenture”) to add the Additional Guarantors as guarantors under the 2024 Indenture. On November 9, 2020, the Company, the Issuers, the 2024 Guarantors and the Trustee entered into a fourth supplemental indenture (together with the Base Indenture, the First Supplemental Indenture, the Second Supplemental Indenture and the Third Supplemental Indenture, the “2024 Indenture”) to increase the amount of indebtedness under the Credit Facilities (as defined in the Base Indenture) that may be incurred by the Issuers or the Subsidiary Guarantors (as defined in the Base Indenture) by $50 million in aggregate principal amount. On May 7, 2019, the Issuers issued an additional $20 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “2019 Additional Notes”). On November 13, 2020, the Issuers issued an additional $50 million aggregate principal amount of 2024 Senior Secured Notes (the “2020 Additional Notes” and, together with the Initial Notes and the 2019 Additional Notes, the “2024 Senior Secured Notes”). The 2024 Senior Secured Notes were offered and sold in transactions exempt from registration under the Securities Act. The Initial Notes were issued at a price equal to 99.512% of their face value, the 2019 Additional Notes were issued at a price equal to 100.5% of their face value, resulting in aggregate gross proceeds of $920.7 million and the 2020 Additional Notes were issued at a price equal to 103.5% of their face value, resulting in aggregate gross proceeds of $51.8 million. Additionally, we received approximately $0.1 million for interest that accrued from April 25, 2019 through May 7, 2019 with respect to the 2019 Additional Notes that was included in our interest payment on November 1, 2019. On April 1, 2021, the Issuers elected to call for redemption in full all $975,000,000 aggregate principal amount outstanding of the 2024 Senior Secured Notes in accordance with the terms of the 2024 Indenture. The Trustee delivered a notice of conditional full redemption to all registered holders of the 2024 Senior Secured Notes. The redemption was conditioned, among other things, upon the incurrence of indebtedness, pursuant to a new senior secured term loan and/or credit facility or from one or more other sources, in an amount satisfactory to the Issuers. The 2024 Senior Secured Notes were redeemed on May 1, 2021 (the “Redemption Date”), at a redemption price equal to 104.938% of the principal amount of the 2024 Senior Secured Notes redeemed plus accrued and unpaid interest to (but not including) the Redemption Date. The 2024 Senior Secured Notes were guaranteed on a senior secured basis by Gogo Inc. and all of GIH’s existing and future restricted subsidiaries (other than Gogo Finance), subject to

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

certain exceptions. The 2024 Senior Secured Notes and the related guarantees were secured by second-priority liens on the ABL Priority Collateral (as defined below) and by first-priority liens on the Cash Flow Priority Collateral (as defined below), including pledged equity interests of the Issuers and all of GIH’s existing and future restricted subsidiaries guaranteeing the 2024 Senior Secured Notes, except for certain excluded assets and subject to permitted liens. Upon the closing of the Transaction, certain subsidiaries were released from their guarantees under the 2024 Indenture, and certain of the ABL Priority Collateral and Cash Flow Priority Collateral were released.

As of March 31, 2021 and December 31, 2020, the outstanding principal amount of the 2024 Senior Secured Notes was $975 million for both periods, the unaccreted debt discount was $1.4 million and $1.5 million, respectively, and the net carrying amount was $973.6 million and $973.5 million, respectively.

We used a portion of the net proceeds from the issuance of the Initial Notes and the 2019 Additional Notes to fund the redemption of all the outstanding 2022 Senior Secured Notes (as defined below) and to repurchase $159 million aggregate principal amount of Gogo Inc.’s 3.75% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”).

The maturity date of the 2024 Senior Secured Notes was May 1, 2024. The 2024 Senior Secured Notes bore interest at a rate of 9.875% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2019.

We paid approximately $22.6 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which have been accounted for as deferred financing costs. The deferred financing costs on our consolidated balance sheet are being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $1.0 million and $0.9 million, respectively, for the three month periods ended March 31, 2021 and 2020. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the balance of unamortized deferred financing costs related to the 2024 Senior Secured Notes was $15.5 million and $16.6 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 11, “Interest Costs,” for additional information.

The 2024 Senior Secured Notes were the senior secured indebtedness of the Issuers and were:

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

Each guarantee was a senior secured obligation of such 2024 Guarantor and was:

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

•	effectively subordinated to the obligations under the ABL Credit Facility of each 2024 Guarantor to the extent of the value of the ABL Priority Collateral owned by such 2024 Guarantor; and
•

effectively senior in right of payment to all existing and future subordinated indebtedness, if any, of such 2024 Guarantor; and structurally subordinated to all indebtedness and other liabilities of any non-2024 Guarantor subsidiary.

The security interests in certain collateral were able to be released without the consent of holders of the 2024 Senior Secured Notes if such collateral was disposed of in a transaction that complied with the 2024 Indenture and related security agreements, and if any grantor of such security interests was released from its obligations with respect to the 2024 Senior Secured Notes in accordance with the applicable provisions of the 2024 Indenture and related security agreements. Under certain circumstances, GIH and the 2024 Guarantors had the right to transfer certain intellectual property assets that on the Issue Date constituted collateral securing the 2024 Senior Secured Notes or the guarantees to a restricted subsidiary organized under the laws of Switzerland, resulting in the release of such collateral. In addition, the 2024 Indenture permitted indebtedness incurred under the ABL Credit Facility to be secured on a first-priority basis by certain of the same collateral that secures the 2024 Senior Secured Notes.

The Issuers were able to redeem the 2024 Senior Secured Notes, in whole or in part, at any time prior to May 1, 2021, at a redemption price equal to 100% of the principal amount of the 2024 Senior Secured Notes redeemed plus the make-whole premium set forth in the 2024 Indenture as of, and accrued and unpaid interest, if any, to (but not including) the applicable redemption date.

On or after May 1, 2021, the 2024 Senior Secured Notes were redeemable at the following redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, to (but not including) the redemption date (subject to the right of holders of record on the relevant regular record date on or prior to the redemption date to receive interest due on an interest payment date), if redeemed during the twelve-month period commencing on May 1 of the following years:

Redemption
Year	Price
2021	104.938%
2022	102.469%
2023 and thereafter	100.000%

In addition, at any time prior to May 1, 2021, the Issuers were able to redeem up to 40% of the aggregate principal amount of the 2024 Senior Secured Notes with the proceeds of certain equity offerings at a redemption price of 109.875% of the principal amount redeemed, plus accrued and unpaid interest, if any, to (but not including) the date of redemption; provided, however, that 2024 Senior Secured Notes representing at least 50% of the principal amount of the 2024 Senior Secured Notes remained outstanding immediately after each such redemption.

The 2024 Indenture contained covenants that, among other things, limited the ability of the Issuers and the 2024 Subsidiary Guarantors and, in certain circumstances, our ability, to: incur additional indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of GIH’s restricted subsidiaries to pay dividends to the Issuers or make other intercompany transfers; create liens; transfer or sell assets; merge or consolidate; and enter into certain transactions with the Issuers’ affiliates.

The 2024 Indenture also provided that if we completed certain sales or transfers of assets, we were required to apply the Net Cash Proceeds (as defined in the Base Indenture) generated therefrom within 365 days to either permanently repay indebtedness, in accordance with the terms of the 2024 Indenture, or invest in property or non-current assets of a nature or type used in our, or a similar or related, business. If we did not so apply the Net Cash Proceeds from the Transaction by December 1, 2021, GIH would have been

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

required to make an offer to repurchase for cash an aggregate principal amount of the 2024 Senior Secured Notes equal to any Net Cash Proceeds not so applied as of such date, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the payment date. As a result, we classified $341 million of the 2024 Senior Secured Notes as short-term debt on the unaudited condensed and consolidated balance sheet as of December 31, 2020, representing the amount of the 2024 Senior Secured Notes potentially to be repurchased with the Net Cash Proceeds. As a result of entering into the Term Loan and Revolving Facility, discussed below, the $341 million has been classified as long-term debt on the unaudited condensed consolidated balance sheet as of March 31, 2021.

Most of these covenants, including the covenant related to the application of Net Cash Proceeds from certain sales or transfers of assets, would have ceased to apply if, and for as long as, the 2024 Senior Secured Notes had investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s. If we or the Issuers underwent specific types of change of control accompanied by a downgrade in the rating of the 2024 Senior Secured Notes prior to May 1, 2024, GIH was required to make an offer to repurchase for cash all of the 2024 Senior Secured Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the payment date.

The 2024 Indenture provided for events of default, which, if any of them occurred, would have permitted or required the principal, premium, if any, and interest on all of the then outstanding 2024 Senior Secured Notes issued under the 2024 Indenture to be due and payable immediately. As of March 31, 2021, no event of default had occurred.

ABL Credit Facility

On August 26, 2019, Gogo Inc., GIH and Gogo Finance (together GIH and Gogo Finance are referred to as the “ABL Borrowers”) entered into a credit agreement (the “ABL Credit Agreement”) among the ABL Borrowers, the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and Morgan Stanley Senior Funding, Inc., as syndication agent, which provided for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30 million, subject to borrowing base availability, and includes letter of credit and swingline sub-facilities. On April 30, 2021, the ABL Borrowers terminated the ABL Credit Agreement and all commitments thereunder.

Borrowing availability under the ABL Credit Facility was determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of eligible accounts receivable (including eligible unbilled accounts receivable) and eligible credit card receivables, less certain reserves and subject to certain other adjustments as set forth in the ABL Credit Agreement. Availability was reduced by issuance of letters of credit as well as any borrowings. As of March 31, 2021 and December 31, 2020, the facility was undrawn and as of March 31, 2021, $20.8 million remained available for borrowing under the terms of the agreement that would allow for the Borrowers to meet the “payment conditions” criteria as described in the ABL Credit Agreement.

The final maturity of the ABL Credit Facility was scheduled to occur on August 26, 2022, unless the aggregate outstanding principal amount of our 2022 Convertible Notes (as defined below) had not, on or prior to December 15, 2021, been repaid in full or refinanced with a new maturity date no earlier than February 26, 2023, in which case the final maturity date would have instead been December 16, 2021.

Loans outstanding under the ABL Credit Facility bore interest at a floating rate measured by reference to, at the ABL Borrowers’ option, either (i) an adjusted London inter-bank offered rate plus an applicable margin ranging from 1.50% to 2.00% per annum depending on a fixed charge coverage ratio, or (ii) an alternate base rate plus an applicable margin ranging from 0.50% to 1.00% per annum depending on a fixed charge coverage ratio. Unused commitments under the ABL Credit Facility are subject to a per annum fee ranging from 0.25% to 0.375% depending on the average quarterly usage of the revolving commitments.

The obligations under the ABL Credit Agreement were guaranteed by Gogo Inc. and all of its existing and future subsidiaries, subject to certain exceptions (collectively, the “ABL Guarantors”), and such obligations and the obligations of the ABL Guarantors were secured on a (i) senior basis by a perfected security interest in all present and after-acquired inventory, accounts receivable, deposit accounts, securities accounts, and any cash or other assets in such accounts and other related assets owned by each ABL Guarantor and the proceeds of the foregoing, subject to certain exceptions (the “ABL Priority Collateral”) and (ii) junior basis by a perfected security interest in substantially all other tangible and intangible assets owned by each ABL Guarantor (the “Cash Flow Priority Collateral”).

The ABL Credit Agreement contained customary representations and warranties and customary affirmative and negative covenants. The negative covenants included restrictions on, among other things: the incurrence of additional indebtedness; the incurrence of additional liens; dividends or other distributions on equity; the purchase, redemption or retirement of capital stock; the payment or redemption of certain indebtedness; loans, guarantees and other investments; entering into other agreements that create

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

restrictions on the ability to pay dividends or make other distributions on equity, make or repay certain loans, create or incur certain liens or guarantee certain indebtedness; asset sales; sale-leaseback transactions; swap agreements; consolidations or mergers; amendment of certain material documents; certain regulatory matters; Canadian pension plans; and affiliate transactions. The negative covenants were subject to customary exceptions and also permitted dividends and other distributions on equity, investments, permitted acquisitions and payments or redemptions of indebtedness upon satisfaction of the “payment conditions.”  The payment conditions were deemed satisfied upon Specified Availability (as defined in the ABL Credit Agreement) on the date of the designated action and Specified Availability for the prior 30-day period exceeding agreed-upon thresholds, the absence of the occurrence and continuance of any default and, in certain cases, pro forma compliance with a fixed charge coverage ratio of no less than 1.10 to 1.00.

The ABL Credit Agreement included a minimum fixed charge coverage ratio test of no less than 1.00 to 1.00, which was tested only when Specified Availability was less than the greater of (A) $4.5 million and (B) 15.0% of the then effective commitments under the ABL Credit Facility, and continuing until the first day immediately succeeding the last day of the calendar month which included the thirtieth (30th) consecutive day on which Specified Availability was in excess of such threshold so long as no default has occurred and is continuing and certain other conditions are met.  As of March 31, 2021, Specified Availability had not fallen below the amount specified and therefore the minimum fixed charge coverage ratio test was not applicable.

The ABL Credit Agreement provided for events of default, which, if any of them occurred, would permit or require the principal, premium, if any, and interest on all of the then outstanding obligations under the ABL Credit Facility to be due and payable immediately and the commitments under the ABL Credit Facility to be terminated.

On August 26, 2019, the Borrowers and the ABL Guarantors entered into an ABL collateral agreement (the “ABL Collateral Agreement”), in favor of the Administrative Agent, whereby the ABL Borrowers and the ABL Guarantors granted a security interest in substantially all tangible and intangible assets of each ABL Borrower and each ABL Guarantor, to secure all obligations of the ABL Borrowers and the ABL Guarantors under the ABL Credit Agreement, and U.S. Bank National Association, as cash flow collateral representative, and JPMorgan Chase Bank, N.A., as ABL agent, entered into a crossing lien intercreditor agreement (the “Intercreditor Agreement”) to govern the relative priority of liens on the collateral that secures the ABL Credit Agreement and the 2024 Senior Secured Notes and certain other rights, priorities and interests.

On November 30, 2020, the Issuers entered into a limited consent to the ABL Credit Agreement with the financial institutions listed on the signature pages thereof and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the Lenders (as defined in the ABL Credit Agreement) provided consent to the consummation of the Transaction.

2021 Credit Agreement

On April 30, 2021, Gogo Inc. and GIH (“the Borrower”) entered into a credit agreement (the “2021 Credit Agreement”) among Gogo, the Borrower, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (the “Administrative Agent”), which provides for (i) a term loan credit facility (the “Term Loan Facility”) in an aggregate principal amount of $725 million, issued with a discount of 0.5%, and (ii) a revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Facilities”) of up to $100 million, which includes a letter of credit sub-facility.  The Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the Term Loan Facility on April 30, 2028.  There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on April 30, 2026.

The Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Borrower’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.75%) plus an applicable margin of 3.75% or (ii) an alternate base rate plus an applicable margin of 2.75%.

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at the Borrower’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on the Borrower’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on the Borrower’s senior secured first lien net leverage ratio.  Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on the Borrower’s senior secured first lien net leverage ratio.

The Facilities may be prepaid at the Borrower’s option at any time without premium or penalty (other than customary breakage costs and except during the first six months following the closing of the Facilities during which certain prepayments of the Term Loan Facility are subject to a prepayment premium), subject to minimum principal payment amount requirements.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Subject to certain exceptions and de minimis thresholds, the Term Loan Facility is subject to mandatory prepayments in an amount equal to:

•

100% of the net cash proceeds of certain asset sales, insurance recovery and condemnation events, subject to reduction to 50% and 0% if specified senior secured first lien net leverage ratio targets are met;

•	100% of the net cash proceeds of certain debt offerings; and
•	50% of annual excess cash flow (as defined in the 2021 Credit Agreement), subject to reduction to 25% and 0% if specified senior secured first lien net leverage ratio targets are met.

The 2021 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include restrictions on, among other things: incurrence of indebtedness or issuance of disqualified equity interests; incurrence or existence of liens; consolidations or mergers; activities of Gogo Inc. and any subsidiary holding a license issued by the Federal Communications Commission; investments, loans, advances, guarantees or acquisitions; asset sales; dividends or other distributions on equity; purchase, redemption or retirement of capital stock; payment or redemption of certain junior indebtedness; entry into other agreements that restrict the ability to incur liens securing the Facilities; and amendment of organizational documents; in each case subject to customary exceptions.

The Revolving Facility includes a financial covenant set at a maximum senior secured first lien net leverage ratio of 7.50:1.00, which will apply if the outstanding amount of loans and unreimbursed letter of credit drawings thereunder at the end of any fiscal quarter exceeds 35% of the aggregate of all commitments thereunder.

The 2021 Credit Agreement contains customary events of default, which, if any of them occurred, would permit or require the principal, premium, if any, and interest on all of the then outstanding obligations under the Facilities to be due and payable immediately and the commitments under the Revolving Facility to be terminated.

The proceeds of the Term Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (collectively, the “Refinancing”), and (ii) to pay fees and expenses incurred in connection with the Refinancing and the Facilities (the “Transaction Costs”). The Revolving Facility will be available for working capital and general corporate purposes of the Company and its subsidiaries.

On April 30, 2021, Gogo Inc., the Borrower, and each direct and indirect wholly-owned U.S. restricted subsidiary of the Borrower (Gogo Inc. and such subsidiaries collectively, the “Guarantors”) entered into a guarantee agreement (the “Guarantee Agreement”) in favor of Morgan Stanley Senior Funding, Inc., as collateral agent (the “Collateral Agent”), whereby the Borrower and the Guarantors guarantee the obligations under the Facilities and certain other secured obligations as set forth in the Guarantee Agreement, and the Borrower and the Guarantors entered into a collateral agreement (the “Collateral Agreement”), in favor of the Collateral Agent, whereby the Borrower and the Guarantors grant a security interest in substantially all of their respective tangible and intangible assets (including the equity interests in each direct material wholly-owned U.S. restricted subsidiary owned by the Borrower or any Guarantor, and 65% of the equity interests in any non-U.S. subsidiary held directly by the Borrower or any Guarantor), subject to certain exceptions, to secure the obligations under the Facilities and certain other secured obligations as set forth in the Collateral Agreement.

2022 Convertible Notes

On November 21, 2018, we issued $215.0 million aggregate principal amount of 6.00% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) in private offerings to qualified institutional buyers, including pursuant to Rule 144A under the Securities Act, and in concurrent private placements. We granted an option to the initial purchasers to purchase up to an additional $32.3 million aggregate principal amount of 2022 Convertible Notes to cover over-allotments, of which $22.8 million was subsequently exercised during December 2018, resulting in a total issuance of $237.8 million aggregate principal amount of 2022 Convertible Notes. The 2022 Convertible Notes mature on May 15, 2022, unless earlier repurchased or converted into shares of our common stock under certain circumstances described below.  Upon conversion, we have the option to settle our obligation through cash, shares of common stock, or a combination of cash and shares of common stock. We pay interest on the 2022 Convertible Notes semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2019.

Under the accounting standards applicable at the time of issuance, the $237.8 million of proceeds received from the issuance of the 2022 Convertible Notes was initially allocated between long-term debt (the liability component) at $188.7 million and additional

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

paid-in capital (the equity component) at $49.1 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2022 Convertible Notes. If we or the note holders elect not to settle the 2022 Convertible Notes through conversion, at maturity we must repay the principal amount at face value in cash. Therefore, the liability component will be accreted up to the face value of the 2022 Convertible Notes, which will result in additional non-cash interest expense being recognized in the consolidated statements of operations through the 2022 Convertible Notes maturity date (see Note 8, “Interest Costs,” for additional information). The effective interest rate on the 2022 Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 13.6%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of December 31, 2020, the outstanding principal amount of the 2022 Convertible Notes was $237.8 million, the unaccreted debt discount was $22.7 million and the net carrying amount of the liability component was $215.1 million.

Upon adoption of ASU 2020-06 on January 1, 2021 (see Note 3, “Recent Accounting Pronouncements,” for more information), the 2022 Convertible Notes are accounted for as a single liability. The adoption of this standard resulted in the $49.1 million initially recorded to additional paid-in capital being reclassified and recorded as an increase to long-term debt in the unaudited condensed consolidated balance sheets. Additionally, the $26.5 million of accretion recognized life-to-date was reversed and recorded as a reduction to long-term debt and a reduction to accumulated deficit in the unaudited condensed consolidated balance sheets.

For the three-month period ended March 31, 2021, $1.0 million aggregate principal amount of 2022 Convertible Notes were converted by holders and settled through the issuance of 166,666 shares of common stock.

In addition, on March 17, 2021, we entered into separate, privately negotiated exchange agreements (the “March 2021 Exchange Agreements”) with certain holders of the 2022 Convertible Notes. Pursuant to the March 2021 Exchange Agreements, such holders exchanged a total of $28,235,000 aggregate principal amount of 2022 Convertible Notes for 5,121,811 shares of our common stock on March 24, 2021. The negotiated exchange rate under the March 2021 Exchange Agreements was 181.40 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which resulted in a loss on settlement of $4.4 million, which is included in Other (income) expense in our unaudited condensed consolidated statements of operations for the three-month period ended March 31, 2021.

As of March 31, 2021, the outstanding principal amount of the 2022 Convertible Notes was $208.5 million.

On April 1, 2021, we entered into a privately negotiated exchange agreement (the “GTCR Exchange Agreement”) with an affiliate of funds managed by GTCR LLC (“GTCR”). Pursuant to the GTCR Exchange Agreement, GTCR exchanged $105,726,000 aggregate principal amount of 2022 Convertible Notes for 19,064,529 shares of our common stock on April 9, 2021. Following the consummation of the exchange, $102,788,000 aggregate principal amount of 2022 Convertible Notes remained outstanding.

We incurred approximately $8.1 million of issuance costs related to the 2022 Convertible Notes, of which $6.4 million and $1.7 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2022 Convertible Notes. However, upon adoption of ASU 2020-06 on January 1, 2021, the $1.7 million that was initially recorded to additional paid-in capital was reclassified and recorded as deferred financing costs, with catch-up amortization of $1.0 million recorded to accumulated deficit in the unaudited condensed consolidated balance sheet. The deferred financing costs are being amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.6 million and $0.4 million, respectively, for the three-month periods ended March 31, 2021 and 2020. Amortization expense is included in interest expense in the unaudited condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $2.5 million and $2.7 million, respectively, and is included as a reduction to long-term debt in our unaudited condensed consolidated balance sheets. See Note 11, “Interest Costs,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The 2022 Convertible Notes had an initial conversion rate of 166.6667 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $6.00 per share of our common stock. Upon conversion, we currently expect to settle in shares for the amount of the 2022 Convertible Notes then outstanding. We may elect to deliver cash in lieu of all or a portion of such shares, and borrowings under the Revolving Facility are permitted to be used for this purpose. The shares of common stock subject to conversion are excluded from diluted earnings per share calculations under the if-converted method as their impact is anti-dilutive.

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

The Stock Price Condition was triggered for the periods from October 1, 2020 through December 31, 2020 and January 1, 2021 through March 31, 2021. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2022 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding May 15, 2022.

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

On December 11, 2019, we entered into an amendment to one of the Forward Transactions (the “Amended and Restated Forward Transaction”) to extend the expected settlement date with respect to approximately 2.1 million shares of common stock held by one of the Forward Counterparties, JPMorgan Chase Bank, National Association (the “2022 Forward Counterparty”), to correspond with the May 15, 2022 maturity date for the 2022 Convertible Notes. In the future, we may request that the 2022 Forward Counterparty modify the settlement terms of the Amended and Restated Forward Transaction to provide that, in lieu of the delivery of the applicable number of shares of our common stock to us to settle a portion of the Amended and Restated Forward Transaction in accordance with its terms, the 2022 Forward Counterparty would pay to us the net proceeds from the sale by the 2022 Forward Counterparty (or its affiliate) of a corresponding number of shares of our common stock in a registered offering (which may include block sales, sales on the NASDAQ Global Select Market, sales in the over-the-counter market, sales pursuant to negotiated transactions or otherwise, at market prices prevailing at the time of sale or at negotiated prices). Any such sales could potentially decrease (or reduce the size of any increase in) the market price of our common stock. The 2022 Forward Counterparty is not required to effect any such settlement in cash in lieu of delivery of shares of our common stock and, if we request that the 2022 Forward Counterparty effect any such settlement, it will be entered into in the discretion of the 2022 Forward Counterparty on such terms as may be mutually agreed upon at the time. As a result of the Forward Transactions, total shareholders’ equity within our consolidated balance sheet was reduced by approximately $140 million. In March 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions. The approximately 2.1 million shares of common stock remaining under the Amended and Restated Forward Transaction are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

On April 13, 2021, pursuant to the terms of the Amended and Restated Forward Transaction, the 2022 Forward Counterparty delivered approximately 1.5 million shares of common stock to Gogo Inc. Following settlement, 575,100 shares of common stock remain subject to the Amended and Restated Forward Transaction.

Restricted Cash

Our restricted cash balances were $0.5 million as of both March 31, 2021 and December 31, 2020, consisting of a letter of credit issued for the benefit of the landlord of our current office location in Broomfield, CO.

11.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three month periods ended March 31, 2021 and 2020 (in thousands):

	For the Three Months
	Ended March 31,
	2021	2020
Interest costs charged to expense	$27,507	$26,398
Amortization of deferred financing costs	1,703	1,419
Accretion of debt discount	84	3,326
Interest expense	29,294	31,143
Interest costs capitalized to software	112	89
Total interest costs	$29,406	$31,232

12.Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. For leases subsequent to adoption of ASC 842, lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements for certain facilities and equipment as well as tower space and base stations. Certain tower space leases have renewal option terms that have been deemed to be reasonably certain to be exercised. These renewal options extend a lease up to 20 years. We recognize operating lease expense on a straight-line basis over the lease term. As of March 31, 2021, there were no significant leases which have not commenced.

The following is a summary of our lease expense included in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020
Operating lease cost	$3,078	$2,859
Financing lease cost:
Amortization of leased assets	3	-
Interest on lease liabilities	15	-
Total lease cost	$3,096	$2,859

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$3,382	$3,115
Operating cash flows used in financing leases	$15	$-
Financing cash flows used in financing leases	$124	$-
Non-cash items:
Operating leases obtained	$618	$2,197
Financing leases obtained	$-	$-
Weighted average remaining lease term
Operating leases	7 years	8 years
Financing leases	2 years	-

Weighted average discount rate
Operating leases	10.5%	10.2%
Financing leases	16.5%	-

Annual future minimum lease payments as of March 31, 2021 (in thousands):

	Operating	Financing
Years ending December 31,	Leases	Leases
2021 (period from April 1 to December 31)	$9,171	$351
2022	11,973	428
2023	8,112	187
2024	6,274	-
2025	4,850	-
Thereafter	25,218	-
Total future minimum lease payments	65,598	966
Less: Amount representing interest	(21,046)	(68)
Present value of net minimum lease payments	$44,552	$898

Reported as of March 31, 2021
Accrued liabilities	$8,198	$318
Non-current operating lease liabilities	36,354	-
Other non-current liabilities	-	580
Total lease liabilities	$44,552	$898

13.	Commitments and Contingencies

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

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer, its current Chief Financial Officer and its then-current President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to the reliability of and installation and remediation costs associated with CA’s 2Ku antenna. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019 the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and in December 2019, defendants filed a second amended complaint. In July 2020, plaintiffs filed a motion requesting leave to file a proposed third amendment complaint, which was granted by the Court. Plaintiffs proceeded to file the third amended complaint in July 2020 and we filed a motion to dismiss in September 2020. In April 2021, the Court denied our motion to dismiss. We believe that the claims are without merit and intend to continue to defend them vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit.  No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Derivative Litigation - On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer and President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to the 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. The two lawsuits were consolidated and were stayed pending a final disposition of the motion to dismiss in the class action suit. Since, as discussed above, the court in the class action suit denied the motion to dismiss, we expect the stay to be lifted and the litigation to resume. We believe that the claims are without merit and intend to defend them vigorously if the litigation resumes. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to these suits. No amounts have been accrued for any potential costs under this matter, as we cannot reasonably predict the outcome of the litigation or any potential costs.

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

Long-Term Debt:

As of March 31, 2021 and December 31, 2020, our financial assets and liabilities that are disclosed but not measured at fair value include the 2024 Senior Secured Notes and the 2022 Convertible Notes, which are reflected on the consolidated balance sheet at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the 2024 Senior Secured Notes and the 2022 Convertible Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our March 31, 2021 unaudited condensed consolidated balance sheet, excluding any issuance costs, are the amount that a market participant would be willing to lend at March 31, 2021 to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the 2024 Senior Secured Notes and the 2022 Convertible Notes. The calculated fair value of each of the 2022 Convertible Notes is correlated to our stock price and as a result, significant changes to our stock price could have a significant impact on the calculated fair values.

The fair value and carrying value of long-term debt as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021			December 31, 2020
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value

2024 Senior Secured Notes	$1,026,000	$973,623	(2)	$1,045,000	$973,539	(2)
2022 Convertible Notes	$391,000	$208,514		$404,000	$215,122	(3)

(1)     Fair value amounts are rounded to the nearest million.

(2)     Carrying value of the 2024 Senior Secured Notes reflects the unaccreted debt discount of $1.4 million and $1.5 million, respectively, as of March 31, 2021 and December 31, 2020. See Note 10, “Long-Term Debt and Other Liabilities,” for further information.

(3)     Carrying value of the 2022 Convertible Notes reflects the unaccreted debt discount of $22.6 million as of December 31, 2020. See Note 10, “Long-Term Debt and Other Liabilities,” for further information.

15.	Income Tax

The effective income tax rates for continuing operations for the three-month periods ended March 31, 2021 and 2020 were (0.6)% and (1.5)%, respectively. For the three month periods ended March 31, 2021 and 2020, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets.

We are subject to income taxation in the United States and Canada. With few exceptions, as of March 31, 2021, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2017.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the unaudited condensed consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the three-month periods ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, we did not have a liability recorded for interest or potential penalties.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

As a result of the Refinancing and the exchange of certain outstanding 2022 Convertible Notes, we expect our interest expense to decrease. We will consider the decrease in interest expense as we assess whether we need to maintain all, or part, of the valuation allowance on our deferred tax assets for the three month period ending June 30, 2021.

Presently, We do not require a reserve for unrecognized tax benefits, nor do we foresee any change to that position during the next 12 months.

16.	Employee Retirement and Postretirement Benefits

Stock-Based Compensation — As of March 31, 2021, we maintained three stock-based incentive compensation plans (“Stock Plans”), as well as an Employee Stock Purchase Plan (“ESPP”). See Note 14, “Stock-Based Compensation,” in our 2020 10-K for further information regarding these plans. Most of our equity grants are awarded on an annual basis.

For the three-month period ended March 31, 2021, options to purchase 26,726 shares of common stock were granted, options to purchase 177,646 shares of common stock were exercised, no options to purchase shares of common stock were forfeited and no options to purchase shares of common stock expired. The fair value of the options granted during the three-month period ended March 31, 2021 was approximately $0.2 million, which will be recognized over a period of one year.

For the three-month period ended March 31, 2021, 2,106,134 RSUs were granted, 863,056 RSUs vested and 32,199 RSUs were forfeited. The fair value of the RSUs granted during the three-month period ended March 31, 2021 was approximately $19.5 million, which will be recognized over a period of four years.

For the three-month period ended March 31, 2021, 8,227 restricted shares vested and no shares were cancelled. These shares are deemed issued as of the date of grant, but not outstanding until they vest.

For the three-month period ended March 31, 2021, 24,323 deferred stock units were granted and 87,339 vested. The fair value of the deferred stock units granted during the three-month period ended March 31, 2021 was approximately $0.2 million, which will be recognized over a period of one year.

For the three-month period ended March 31, 2021, 11,637 shares of common stock were issued under our Employee Stock Purchase Plan.

The following is a summary of our stock-based compensation expense by operating expense line in the unaudited condensed consolidated statements of operations, excluding stock-based compensation expense for discontinued operations (in thousands):

	For the Three Months
	Ended March 31,
	2021	2020
Cost of service revenue	$31	$33
Cost of equipment revenue	47	73
Engineering, design and development	107	156
Sales and marketing	148	329
General and administrative	1516	1,731
Total stock-based compensation expense	$1,849	$2,322

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.4 million and $0.3 million, respectively, during the three-month periods ended March 31, 2021 and 2020.
17.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $5.5 million and $7.4 million, respectively, during the three-month periods ended March 31, 2021 and 2020. Research and development costs are reported as engineering, design and development expenses in our unaudited condensed consolidated statements of operations.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors.  Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	our ability to attract and retain customers and generate revenue from the provision of our connectivity and entertainment services;
•	our reliance on our key OEMs and dealers for equipment sales;
•	our ability to develop and deploy Gogo 5G;
•

our ability to compete effectively with other current or future providers of in-flight connectivity services and other products and services that we offer, including on the basis of price and performance;

•	the impact of the COVID-19 pandemic and the measures implemented to combat it;
•	our ability to evaluate or pursue strategic opportunities;
•	our reliance on third parties for equipment and services;
•	our ability to recruit, train and retain highly skilled employees;
•	the achievement of the anticipated benefits of the sale of the CA business or our ability to operate as a standalone business;
•	the impact of adverse economic conditions;
•

a revocation of, or reduction in, our right to use licensed spectrum, the availability of other air-to-ground spectrum to a competitor or the repurposing by a competitor of other spectrum for air-to-ground use;

•	our use of open source software and licenses;
•	the availability of additional ATG spectrum in the United States or internationally;
•	the effects of service interruptions or delays, technology failures and equipment failures or malfunctions arising from defects or errors in our software or defects in or damage to our equipment;
•	the impact of assertions by third parties of infringement, misappropriation or other violations; our ability to innovate and provide products and services;
•	the impact of government regulation of the internet;
•	our possession and use of personal information;
•	the extent of expenses or liabilities resulting from litigation;
•	our ability to protect our intellectual property;
•	our substantial indebtedness, limitations and restrictions in the agreements governing our current and future indebtedness and our ability to service our indebtedness;

•	fluctuations in our operating results;
•

the utilization of our tax losses; and other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021 (the “2020 10-K”) and in Item 1A of this report.

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

On December 1, 2020, we completed the previously announced sale of our commercial aviation (“CA”) business to a subsidiary of Intelsat Jackson Holdings S.A. (“Intelsat”) for a purchase price of $400 million in cash, subject to certain adjustments (the “Transaction”). As a result, all periods presented in our unaudited condensed consolidated financial statements and other portions of this Quarterly Report on Form 10-Q have been conformed to present the CA business as discontinued operations.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2020 10-K and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Our chief operating decision maker evaluates performance and business results for our operations, and makes resource and operating decisions, on a consolidated basis. As such, we do not present segment information in this Quarterly Report on Form 10-Q.

Impact of COVID-19 Pandemic

The COVID-19 pandemic caused a significant decline in international and domestic business aviation travel, which materially and adversely affected our business in 2020. Beginning in March 2020, our business saw a sharp decrease in flight activity, as well as an increase in requests for account suspensions and decreases in new plan activations. Though we continue to see strong signs of recovery from the lows we experienced in mid-April 2020, we expect COVID-19 to continue to negatively impact our business and we are unable to predict how long or with what degree of severity that impact will continue. The impact of the pandemic has varied across different parts of our customer base – for example corporate flight departments, charter operators and commercial aircraft (under the ATG Network Sharing Agreement) – and we expect the pace of recovery to vary by customer type.

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the business aviation industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•

costs associated with the implementation of, and our ability to implement, on a timely basis, our technology roadmap, including upgrades to and installation of the ATG technologies we currently offer, Gogo 5G, and any other next generation or other new technology;

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

Recent Developments

2021 Credit Agreement - On April 30, 2021, Gogo Inc. and Gogo Intermediate Holdings LLC (the “Borrower”), a direct wholly owned subsidiary of Gogo Inc., entered into a credit agreement (the “2021 Credit Agreement”) among Gogo, the Borrower, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (the “Administrative Agent”), which provides for (i) a term loan credit facility (the “Term Loan Facility”) in an aggregate principal amount of $725 million, issued with a discount of 0.5%, and (ii) a revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Facilities”) of up to $100 million, which includes a letter of credit sub-facility.  The Term Loan Facility amortizes in quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the Term Loan Facility on April 30, 2028.  There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on April 30, 2026.  The Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Borrower’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.75%) plus an applicable margin of 3.75% or (ii) an alternate base rate plus an applicable margin of 2.75%.  Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at the Borrower’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on the Borrower’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on the Borrower’s senior secured first lien net leverage ratio.  Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on the Borrower’s senior secured first lien net leverage ratio.  The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the senior secured notes due 2024 (the “2024 Notes”) together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (collectively, the “Refinancing”), and (ii) to pay fees and expenses incurred in connection with the Refinancing and the Facilities (the “Transaction Costs”). The Revolving Facility will be available for working capital and general corporate purposes of the Company and its subsidiaries.

Redemption – On April 1, 2021, Gogo Intermediate Holdings LLC and Gogo Finance Co. Inc. (together, the “Issuers”) elected to call for redemption in full the $975 million aggregate principal amount outstanding of the 2024 Notes.  The redemption was conditioned, among other things, upon the incurrence of indebtedness, pursuant to a new senior secured term loan and/or credit facility or from one or more other sources, in an amount satisfactory to the Issuers.  On April 30, 2021, the Issuers irrevocably deposited, or caused to be irrevocably deposited, with U.S. Bank National Association, the trustee for the 2024 Notes (the “Trustee”), solely for the benefit of the holders of the 2024 Notes, cash in an amount sufficient to pay principal, premium and accrued interest on the 2024 Notes to, but not including, the date of redemption and all other sums payable under the indenture governing the 2024 Notes. The Trustee executed and delivered an acknowledgement of satisfaction, discharge and release, dated as of April 30, 2021, among other documents, with respect to the satisfaction and discharge of the indenture governing the 2024 Notes.

Convertible Note Exchanges - On March 17, 2021, we entered into separate, privately negotiated exchange agreements (the “March 2021 Exchange Agreements”) with certain holders of our 6% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”). Pursuant to the March 2021 Exchange Agreements, such holders exchanged a total of $28,235,000 aggregate principal amount of 2022 Convertible Notes for 5,121,811 shares of our common stock on March 24, 2021. On April 1, 2021, we entered into a privately negotiated exchange agreement (the “GTCR Exchange Agreement”) with an affiliate of funds managed by GTCR LLC (“GTCR”). Pursuant to the GTCR Exchange Agreement, GTCR exchanged $105,726,000 aggregate principal amount of 2022 Convertible Notes for 19,064,529 shares of our common stock on April 9, 2021. In addition, pursuant to the terms of the GTCR

Exchange Agreement, on April 9, 2021, we entered into a registration rights agreement with Silver (Equity) Holdings, LP and Silver (XII) Holdings, LLC (together, the “GTCR Affiliates”), pursuant to which the GTCR Affiliates and their permitted transferees (the “GTCR Holders”) have been afforded customary demand and piggyback registration rights with respect to the shares of common stock held by the GTCR Affiliates as of the closing of April 9, 2021. The demand rights of the GTCR Holders under the registration rights agreement are exercisable after the one year anniversary of the date of the Exchange Agreement.

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections.

Business Aviation
	For the Three Months
	Ended March 31,
	2021	2020
Aircraft online (at period end)
ATG	5,892	5,713
Satellite	4,614	4,939
Average monthly connectivity service revenue per aircraft online
ATG	$3,085	$3,143
Satellite	239	223
Units Sold
ATG	135	125
Satellite	80	56
Average equipment revenue per unit sold (in thousands)
ATG	$78	$77
Satellite	46	60

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

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of unaudited condensed consolidated statements of operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in our 2020 10-K.

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related exposures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. In some instances, we could reasonably use different accounting estimates, and in some instances results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, long-lived assets, indefinite-lived assets and stock-based compensation have the greatest potential impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in MD&A in our 2020 10-K.

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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2021	2020
Revenue:
Service revenue	$59,355	$57,726
Equipment revenue	14,514	13,201
Total revenue	73,869	70,927
Operating expenses:
Cost of service revenue (exclusive of items shown below)	14,095	11,007
Cost of equipment revenue (exclusive of items shown below)	8,282	8,511
Engineering, design and development	5,493	7,357
Sales and marketing	3,729	4,450
General and administrative	10,373	14,706
Depreciation and amortization	4,117	3,579
Total operating expenses	46,089	49,610
Operating income	27,780	21,317
Other (income) expense:
Interest income	(57)	(578)
Interest expense	29,294	31,143
Loss on settlement of convertible notes	4,397	-
Other expense	(5)	(1)
Total other expense	33,629	30,564
Loss from continuing operations before income taxes	(5,849)	(9,247)
Income tax provision	35	141
Net loss from continuing operations	(5,884)	(9,388)
Net loss from discontinued operations, net of tax	(1,801)	(75,390)
Net loss	$(7,685)	$(84,778)

Three Months Ended March 31, 2021 and 2020

Revenue:

Revenue and percent change for the three-month periods ended March 31, 2021 and 2020 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2021 over
	2021	2020	2020
Service revenue	$59,355	$57,726	2.8%
Equipment revenue	14,514	13,201	9.9%
Total revenue	$73,869	$70,927	4.1%

Revenue increased to $73.9 million for the three-month period ended March 31, 2021, as compared with $70.9 million for the prior-year period, due to increases in service revenue and equipment revenue.

Service revenue increased to $59.4 million for the three-month period ended March 31, 2021, as compared with $57.7 million for the prior-year period, primarily due to an increase in ATG aircraft online and the revenue share earned from the ATG Network Sharing Agreement with Intelsat.

Equipment revenue increased to $14.5 million for the three-month period ended March 31, 2021, as compared with $13.2 million for the prior-year period, primarily due to increases in the number of ATG units sold, with 135 units sold during the three months ended March 31, 2021, as compared with 125 units for the prior-year period.

We expect service and equipment revenue to increase in the future as additional ATG aircraft come online.

Cost of Revenue:

Cost of revenue and percent change for the three-month periods ended March 31, 2021 and 2020 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2021 over
	2021	2020	2020
Cost of service revenue	$14,095	$11,007	28.1%
Cost of equipment revenue	$8,282	$8,511	(2.7)%

Cost of service revenue increased to $14.1 million for the three-month period ended March 31, 2021, as compared with $11.0 million for the prior-year period, primarily due to an increase in ATG network costs as these costs are no longer shared with the divested CA business.

We expect cost of service revenue to increase over time, primarily due to service revenue growth and increasing ATG network costs associated with Gogo 5G.

Cost of equipment revenue decreased to $8.3 million for the three-month period ended March 31, 2021, as compared with $8.5 million for the prior-year period, primarily due to lower overhead costs and changes in product mix, partially offset by an increase in ATG units sold.

We expect that our cost of equipment revenue will vary with changes in equipment revenue and unit sold.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased to $5.5 million for the three-month period ended March 31, 2021, as compared with $7.4 million for the prior-year period, primarily due to a decrease in Gogo 5G development costs.

We expect engineering, design and development expenses to remain flat or increase slightly as a percentage of service revenue in the near term, driven by Gogo 5G development costs, and decrease as a percentage of service revenue over the long term as the level of investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses decreased to $3.7 million for the three-month period ended March 31, 2021, as compared with $4.5 million for the prior-year period, primarily due to decreased travel, advertising, and personnel expenses.

We expect sales and marketing expenses to remain relatively flat as a percentage of service revenue.

General and Administrative Expenses:

General and administrative expenses decreased to $10.4 million for the three-month period ended March 31, 2021, as compared with $14.7 million for the prior-year period, primarily due to lower outside services costs and decreased personnel expenses.

We expect general and administrative expenses to decrease as a percentage of service revenue over time as we identify efficiencies and drive down costs and as the business grows given the fixed cost nature of this category.

Depreciation and Amortization:

Depreciation and amortization expense increased to $4.1 million for the three-month period ended March 31, 2021, as compared with $3.6 million for the prior-year period, primarily due to the amortization of capitalized software.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other (Income) Expense:

Other (income) expense and percent change for the three-month periods ended March 31, 2021 and 2020 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended March 31,		2021 over
	2021	2020	2020
Interest income	$(57)	$(578)	(90.1)%
Interest expense	29,294	31,143	(5.9)%
Loss on settlement of convertible notes	4,397	-	nm %
Other expense	(5)	(1)	nm %
Total	$33,629	$30,564	10.0%

Total other expense increased to $33.6 million for the three-month period ended March 31, 2021, as compared with $30.6 million for the prior-year period, primarily due to the loss on settlement of convertible notes, partially offset by a decrease in interest expense.

We expect our interest expense to decrease in the future as a result of the refinancing and the conversions and exchanges of 2022 Convertible Notes that have occurred to date and the maturity or earlier conversion of the remaining 2022 Convertible Notes. See Note 10, “Long-Term Debt and Other Liabilities” to our unaudited condensed consolidated financial statements for additional information.

Income Taxes:

The effective income tax rates for the three-month periods ended March 31, 2021 and 2020 were (0.6)% and (1.5)%, respectively. For the three-month periods ended March 31, 2021 and 2020, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets.

We expect our income tax provision to increase in future periods to the extent we become profitable.

Non-GAAP Measures

In our discussion below, we discuss Adjusted EBITDA and Free Cash Flow, as defined below, which are non-GAAP financial measures. Management uses Adjusted EBITDA and Free Cash Flow for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. These supplemental performance measures also provide another basis for comparing period-to-period results by excluding potential differences caused by non-

operational and unusual or non-recurring items. These supplemental performance measures may vary from and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP; when analyzing our performance with Adjusted EBITDA or liquidity with Free Cash Flow, as applicable, investors should (i) evaluate each adjustment in our reconciliation to the corresponding GAAP measure, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted EBITDA in addition to, and not as an alternative to, net loss attributable to common stock as a measure of operating results and (iii) use Free Cash Flow in addition to, and not as an alternative to, consolidated net cash provided by (used in) operating activities when evaluating our liquidity.

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net loss attributable to common stock before interest expense, interest income, income taxes and depreciation and amortization expense.

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense included in the results of continuing operations, (ii) the results of discontinued operations, including stock-based compensation expense, (iii) loss on settlement of convertible notes and (iv) separation costs related to the sale of CA. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude the results of our discontinued operations from Adjusted EBITDA because they are not part of our ongoing operations.

We believe it is useful for an understanding of our operating performance to exclude the loss on settlement of convertible notes from Adjusted EBITDA because of the infrequently occurring nature of this activity.

We believe it is useful for an understanding of our operating performance to exclude separation costs related to the sale of CA from Adjusted EBITDA because of the non-recurring nature of this activity.

We also present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides investors, securities analysts and other users of our financial statements with important supplemental information with which to evaluate our performance and to enable them to assess our performance on the same basis as management.

Free Cash Flow represents net cash provided by operating activities, less purchases of property and equipment and the acquisition of intangible assets. We believe that Free Cash Flow provides meaningful information regarding our liquidity.

Gogo Inc.

and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months
	Ended March 31,
	2021	2020
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(7,685)	$(84,778)
Interest expense	29,294	31,143
Interest income	(57)	(578)
Income tax provision	35	141
Depreciation and amortization	4,117	3,579
EBITDA	25,704	(50,493)
Stock-based compensation expense	1,849	2,322
Loss from discontinued operations	1,801	75,390
Loss on settlement of convertible notes	4,397	-
Separation costs related to CA sale	145	-
Adjusted EBITDA	$33,896	$27,219

Free Cash Flow:
Net cash provided by operating activities (GAAP) (1)	$24,574	$23,890
Consolidated capital expenditures (1)	(702)	(876)
Free cash flow	$23,872	$23,014

(1) See unaudited condensed consolidated statements of cashflows

Material limitations of Non-GAAP measures

Although EBITDA and Adjusted EBITDA are measurements frequently used by investors and securities analysts in their evaluations of companies, EBITDA and Adjusted EBITDA each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with GAAP.

Some of these limitations include:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;
•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;
•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;
•	Adjusted EBITDA does not reflect non-cash components of employee compensation;
•	Adjusted EBITDA does not reflect the results of discontinued operations;
•	Adjusted EBITDA does not reflect the separation costs related to the sale of CA;
•	Adjusted EBITDA does not reflect the loss on settlement of convertible notes;
•	Free Cash Flow does not represent the total increase or decrease in our cash balance for the period; and
•	since other companies in our or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2021	2020
Continuing operations cash flow activity:
Net cash provided by operating activities	$24,574	$23,890
Net cash used in investing activities	(702)	(876)
Net cash provided by (used in) financing activities	(3,320)	19,105
Discontinued operations cash flow activity	(748)	(455)
Effect of foreign exchange rate changes on cash	3	51
Net decrease in cash, cash equivalents and restricted cash	19,807	41,715
Cash, cash equivalents and restricted cash at the beginning of period	435,870	177,675
Cash, cash equivalents and restricted cash at the end of period	$455,677	$219,390
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$455,677	$219,390
Less: current restricted cash	525	560
Less: non-current restricted cash	-	4,601
Cash and cash equivalents at the end of the period	$455,152	$214,229

We have historically financed our growth and cash needs primarily through the issuance of common stock, non-convertible debt, senior convertible preferred stock, convertible debt, credit facilities and cash from operating activities. We continually evaluate our ongoing capital needs in light of increasing demand for our services, capacity requirements, evolving user expectations regarding the in-flight connectivity experience, evolving technologies in our industry and related strategic, operational and technological opportunities. We actively consider opportunities to raise additional capital in the public and private markets utilizing one or more of the types of capital raising transactions through which we have historically financed our growth and cash needs, as well as other means of capital raising not previously used by us.

Liquidity:

Excluding the impact of our initial public offering, other debt and equity offerings and our prior credit facilities, to date we have not generated positive cash flows on a consolidated basis. However, based on our current plans, including the consummation of the Refinancing, we believe that our cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet our operating obligations, including our committed capital expenditure requirements, for at least the next twelve months.

The 2021 Credit Agreement contains covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Further, market conditions and/or our financial performance may limit our access to additional sources of equity or debt financing, or our ability to pursue potential strategic alternatives. As a result, we may be unable to finance growth of our business to the extent that our cash, cash equivalents and short-term investments and cash generated through operating activities prove insufficient or we are unable to raise additional financing through the issuance of equity, permitted incurrences of debt (by us or by GIH and its subsidiaries), or the pursuit of potential strategic alternatives.

For additional information on the 2021 Credit Agreement, see Note 10, “Long-Term Debt and Other Liabilities,” to our unaudited condensed consolidated financial statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2021	2020
Net loss	$(5,884)	$(9,388)
Non-cash charges and credits	12,160	11,452
Changes in operating assets and liabilities	18,298	21,826
Net cash provided by operating activities	$24,574	$23,890

For the three-month period ended March 31, 2021, net cash provided by operating activities was $24.6 million as compared with net cash provided by operating activities of $23.9 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•	A $4.2 million improvement in net loss and non-cash charges and credits, as noted above under “-Results of Operations.”
•	A $3.5 million decrease in cash flows related to operating assets and liabilities resulting from:
o	A decrease in cash flows due to changes in accounts payable and accrued liabilities primarily due to the timing of payments.
o	Partially offset by an increase in cash flows due to the following:
▪	Changes in prepaid expenses due to the timing of payments;
▪	Changes in inventories primarily due to the timing of inventory purchases; and
▪	Changes in accrued interest primarily due to additional debt outstanding resulting from the 2020 Additional Notes issued in November 2020.

Cash flows provided by (used in) Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to cell site construction, software development, and data center upgrades. See “— Capital Expenditures” below.

Cash flows provided by (used in) Financing Activities:

Cash used in financing activities for the three-month period ended March 31, 2021 was $3.3 million primarily due to stock-based compensation activities.

Cash provided by financing activities for the three month period ended March 31, 2020 was $19.1 million primarily due to the $22.0 million of proceeds from the ABL Credit Facility offset in part by the repayment on maturity of the outstanding $2.5 million in aggregate principal amount of the 2020 Convertible Notes on March 1, 2020.

Capital Expenditures

Our operations require capital expenditures associated with our ATG network and data centers. We capitalize software development costs related to network technology solutions. We also capitalize costs related to the build out of our office locations.

Capital expenditures for the three month periods ended March 31, 2021 and 2020 were $0.7 million and $0.9 million, respectively.

We expect that our capital expenditures will vary in the future depending on the timing of network-related capital expenditures as we build out Gogo 5G and further invest in capitalized software.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both March 31, 2021 and December 31, 2020 included amounts in bank deposit accounts and money market funds, and we did not have any short-term investments as of either such date. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest: Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of both March 31, 2021 and December 31, 2020 included amounts in bank deposit accounts and money market funds. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three-month periods ended March 31, 2021 and 2020 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer, its current Chief Financial Officer and its then-current President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to the reliability of and installation and remediation costs associated with CA’s 2Ku antenna. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019 the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and in December 2019, defendants filed a second amended complaint. In July 2020, plaintiffs filed a motion requesting leave to file a proposed third amendment complaint, which was granted by the Court. Plaintiffs proceeded to file the third amended complaint in July 2020 and we filed a motion to dismiss in September 2020. In April 2021, the Court denied our motion to dismiss. We believe that the claims are without merit and intend to continue to defend them vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim with the issuer of our Directors’ and Officers’ insurance policy with respect to this suit.  No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Derivative Litigation - On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer and

President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to the 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. The two lawsuits were consolidated and were stayed pending a final disposition of the motion to dismiss in the class action suit. Since, as discussed above, the court in the class action suit denied the motion to dismiss, we expect the stay to be lifted and the litigation to resume.

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

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2020 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2020 10-K.

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

The COVID-19 pandemic caused a significant decline in international and domestic business aviation travel, which materially and adversely affected our business in 2020. Beginning in March 2020, our business saw a sharp decrease in flight activity, as well as an increase in requests for account suspensions, an increase in downgrades to pay-as-you-go plans, and a decrease in new plan activations. Though we continue to see strong signs of recovery from the lows we experienced in mid-April 2020, there can be no assurance that such recovery will continue at the current pace. The impact of the pandemic has varied across different parts of our customer base – for example corporate flight departments, charter operators and commercial aircraft (under the ATG Network Sharing Agreement) – and we expect the pace of recovery to vary by type of customer. The negative impact of COVID-19 on demand for commercial air travel could have an adverse effect on the revenue share payable to us by Intelsat under the ATG Network Sharing Agreement.

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

In addition, COVID-19 could have an adverse effect on our supply chain. Many manufacturers of electronic components reduced their capacity in response to the reduced demand that accompanied the pandemic. While manufacturers have begun to increase manufacturing capacity as demand recovers from the impact of COVID, demand has exceeded supply in certain areas, and shortages of electronic components have occurred.  We have experienced longer lead times and encountered delays in obtaining electronic components used in the airborne equipment that we manufacture. While we believe that we have adequate inventory or will be able to acquire sufficient electronic components to meet customer demand as currently forecasted, a continued shortage of electronic components could cause product delays or shortages.

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

We are currently developing a next generation ATG network using 5G technology and unlicensed spectrum which we intend to deploy on a nationwide basis in 2022. Gogo 5G will be capable of working with different spectrums and supporting different next generation technologies. There can be no assurance that we will launch Gogo 5G or any other next generation technology in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market, due to, among other things, risks associated with: (i) our failure to design and develop a technology that provides the features and performance we require; (ii) integrating the solution with our existing ATG network; (iii) the availability of adequate spectrum; (iv) the failure of spectrum to perform as expected; (v) the failure of equipment and software to perform as expected; (vi) problems arising in the manufacturing process; (vii) our ability to negotiate contracts with suppliers on acceptable commercial and other terms; (viii) our reliance on single-source suppliers for the development and manufacturing of the core elements of the network and on other suppliers to provide certain components and services; and (ix) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. As disclosed above in this Item 1A under the caption “—The COVID-19 pandemic and the measures implemented to combat it have had, and may continue to have, a material adverse effect on our business,” manufacturing capacity is lagging behind demand as the economy recovers from COVID-19, and we have experienced longer lead times and encountered delays in obtaining certain electronic components used in our business. A supplier of a Gogo 5G component has identified a manufacturing issue with respect to such component which has necessitated manufacturing process revisions and additional testing which is scheduled to occur in May 2021. We believe that we can accommodate the supplier’s current expectations for the delivery date for this component without affecting our service launch, but the resulting compression in our schedule could limit our ability to preserve the current schedule should other significant issues arise.  If Gogo 5G or any other next generation technology fails to perform as expected or its commercial availability is significantly delayed as compared to the timelines we establish, our business, financial condition and results of operations may be materially adversely affected.

We and our subsidiaries have substantial debt and may incur substantial additional debt in the future, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and reduce the value of your investment.

As of March 31, 2021, we had total consolidated indebtedness of approximately $1.2 billion, including $975.0 million outstanding of our 9.875% senior secured notes due 2024 (the “2024 Senior Secured Notes”), and $208.5 million outstanding of the 2022 Convertible Notes. As of May 1, 2021, following the Refinancing and our entry into the Facilities, we had total consolidated indebtedness of approximately $828 million, including $725 million outstanding under the Term Loan Facility and $103 million aggregate principal amount outstanding of our 2022 Convertible Notes.

We and our subsidiaries may incur additional debt in the future, including up to $100.0 million, under the Revolving Facility, which could increase the risks described below and lead to other risks. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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

We have from time to time evaluated, and we continue to evaluate, our potential capital needs in light of increasing demand for our services, limitations on bandwidth capacity and performance and generally evolving technology in our industry. We may utilize one or more types of capital raising in order to fund any initiative in this regard, including the issuance of new equity securities and new debt securities, including debt securities convertible into our common stock. Since our IPO, we have obtained debt financing through our entry into our previous credit facilities, issuances of convertible notes and issuances of senior secured notes. In addition, our ability to generate positive cash flows from operating activities and the extent and timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to execution of our current technology roadmap, including continuing development and deployment of Gogo 5G and other future technologies. The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms or at all or our operating cash flow may be insufficient to satisfy our financial obligations under the indenture governing the 2022 Convertible Notes, the Facilities and other indebtedness outstanding from time to time.

Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes is limited by the 2021 Credit Agreement. In the future, if our subsidiaries are in compliance with certain incurrence ratios or other covenant exceptions set forth in the 2021 Credit Agreement, our subsidiaries may be able to incur additional indebtedness, which indebtedness may be secured or unsecured, the incurrence of which may increase the risks created by our current substantial indebtedness. Events beyond our control can affect our ability to comply with these requirements. The 2021 Credit Agreement also limits the ability of Gogo Inc. to incur additional indebtedness under certain circumstances and limits the amount of cash that our subsidiaries may dividend, transfer or otherwise distribute to us.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under our existing indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance existing indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on desirable terms or at all, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could result in a default on existing indebtedness or future indebtedness.

We cannot make assurances that we will be able to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements and instruments governing our debt. In the absence of such sources of capital, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The 2021 Credit Agreement restricts our ability to dispose of assets and how we use the proceeds from any such dispositions.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business.

The 2021 Credit Agreement contains covenants that, among other things, limit the ability of our subsidiaries and, in certain circumstances, us to:

•	incur additional debt;
•	pay dividends, redeem stock or make other distributions;
•	make certain investments;
•	create liens;
•	transfer or sell assets;
•	merge or consolidate with other companies; and
•	enter into certain transactions with our affiliates.

Our ability to comply with the covenants and restrictions contained in the 2021 Credit Agreement may be affected by economic, financial and industry conditions beyond our control. Our failure to comply with obligations under the agreements and instruments governing our indebtedness may result in an event of default under such agreements and instruments. We cannot be certain that we will have funds available to remedy these defaults. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. All of these covenants and restrictions could affect our ability to operate our business, may limit our ability in the future to satisfy currently outstanding obligations and may limit our ability to take advantage of potential business opportunities as they arise.

An increase in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

Our debt outstanding under the Term Loan Facility bears interest, and any indebtedness under our Revolving Facility would bear interest, at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows.

Any indebtedness under our 2021 Credit Agreement may bear interest at rates that use the London inter-bank offered rate (“LIBOR”). The upcoming cessation of the availability of LIBOR may adversely affect our business, financial position, results of operations and cash flows. On July 27, 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop encouraging or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021 and, based on the foregoing, it appears likely that LIBOR will be discontinued or modified before the end of 2021. On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings (the “LIBOR Announcement”). It is not possible to predict the effect that the LIBOR Announcement, the discontinuation of LIBOR or the establishment of alternative reference rates may have on LIBOR, but financial products with interest rates tied to LIBOR may be adversely affected. Once LIBOR ceases to be published, it is uncertain whether it will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

Indebtedness under the Facilities is secured by substantially all of our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our secured indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

Indebtedness under the Facilities is secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under the 2021 Credit Agreement, to the extent amounts were outstanding under the Facilities, the lenders party to the 2021 Credit Agreement would have a prior right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations under the indenture governing the 2021 Credit Agreement, resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’

unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

We may not have sufficient cash flow or the ability to raise the funds necessary to settle conversions of the 2022 Convertible Notes, to repay the 2022 Convertible Notes at maturity or to purchase the 2022 Convertible Notes upon a fundamental change.

Holders of the 2022 Convertible Notes will have the right to require us to purchase their 2022 Convertible Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change purchase date. In addition, in the event the conditional conversion feature of the 2022 Convertible Notes remains triggered, holders of the 2022 Convertible Notes are entitled to convert the 2022 Convertible Notes at any time during specified periods at their option. The 2022 Convertible Notes became eligible for conversion at the election of holders on October 1, 2020 and are currently convertible until at least June 30, 2021. Upon conversion of the 2022 Convertible Notes, we will be required to make cash payments in respect of the 2022 Convertible Notes being converted, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share). Moreover, we will be required to repay the 2022 Convertible Notes in cash on May 15, 2022, their maturity date, unless earlier converted or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make purchases of 2022 Convertible Notes surrendered therefor or repay the 2022 Convertible Notes at maturity or upon 2022 Convertible Notes being converted. While we have reserved a portion of the net proceeds from the issuance of the 2022 Convertible Notes to fund a portion of future interest payments on the 2022 Convertible Notes, the amount of such funds, together with funds up-streamed from subsidiaries and from other potential sources of liquidity (if any) may not be adequate to fund any future liquidity shortfall. See “—We may have future capital needs and may not be able to obtain additional financing to fund our capital needs on acceptable terms, or at all.”

Our failure to purchase 2022 Convertible Notes as required by the indenture governing the 2022 Convertible Notes or to pay cash payable upon future conversions of the 2022 Convertible Notes as required by the indenture governing the 2022 Convertible Notes would constitute a default under the indenture governing the 2022 Convertible Notes. A default under the indenture governing the 2022 Convertible Notes or the fundamental change itself could also lead to a default under the agreements and instruments governing our other indebtedness and the acceleration of amounts outstanding thereunder, including the 2021 Credit Agreement. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the 2022 Convertible Notes or make cash payments upon conversions thereof. A default under the indenture governing the 2022 Convertible Notes may have a material adverse effect on our financial condition and results of operations and could cause us to become bankrupt or otherwise insolvent.

A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us, our subsidiaries or our indebtedness, if any, could cause our cost of capital to increase.

Our Term Loan has been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any future lowering of ratings may make it more difficult or more expensive for us to obtain additional debt financing.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	Sales of Unregistered Securities

The information disclosed in Item 3.02 of the Company’s Form 8-K filed on March 18, 2021 (File Number 001-35975), Form 8-K/A filed on March 23, 2021 (File Number 001-35975) and Form 8-K filed on April 13, 2021 (File Number 001-35975) is incorporated by reference herein.

b)	Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description of Exhibits

4.1

Registration Rights Agreement, dated as of April 9, 2021, by and among Gogo Inc., Silver (XII) Holdings, LLC and Silver (Equity) Holdings, LP (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 14, 2021 (File Number 001-35975))

4.2

Amendment to the Registration Rights Agreement, dated as of April 9, 2021, by and between Gogo Inc. (f/k/a AC HoldCo Inc.) and Thorndale Farm Gogo, LLC (as assignee to the interests of the Thorne Investors, as defined therein) (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 14, 2021 (File Number 001-35975))

10.1

Exchange Agreement, dated as of April 1, 2021, by and between Gogo Inc. and Silver (XII) Holdings, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 14, 2021 (File Number 001-35975))

10.2

Commitment Letter, dated as of March 31, 2021, by and among Gogo Inc., Morgan Stanley Senior Funding, Inc., Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC, Deutsche Bank AG New York Branch and Deutsche Bank Securities Inc.

10.3

Credit Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2021 (File Number 001-35975))

10.4

Guarantee Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 3, 2021 (File Number 001-35975))

10.5

Collateral Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 3, 2021 (File Number 001-35975))

10.6#	Director Compensation Policy, effective March 4, 2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan or arrangement.
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
Date: May 6, 2021
/s/ Oakleigh Thorne
Oakleigh Thorne
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)