Form 10-Q
period 2021-06-30
Gogo Inc.
filed 2021-08-05
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021

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

As of July 30, 2021, 109,704,350 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$109,174	$435,345
Accounts receivable, net of allowances of $753 and $1,044, respectively	39,999	39,833
Inventories	27,422	28,114
Prepaid expenses and other current assets	11,802	8,934
Total current assets	188,397	512,226
Non-current assets:
Property and equipment, net	59,207	63,493
Intangible assets, net	49,453	52,693
Operating lease right-of-use assets	31,150	33,690
Other non-current assets, net of allowances of $397 and $375, respectively	23,829	11,486
Total non-current assets	163,639	161,362
Total assets	$352,036	$673,588
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$14,725	$11,013
Accrued liabilities	61,843	83,009
Deferred revenue	2,474	3,113
Current portion of long-term debt	109,080	341,000
Total current liabilities	188,122	438,135
Non-current liabilities:
Long-term debt	697,035	827,968
Non-current operating lease liabilities	34,589	38,018
Other non-current liabilities	9,572	10,581
Total non-current liabilities	741,196	876,567
Total liabilities	929,318	1,314,702
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2021 and December 31, 2020; 116,311,108 and 91,086,191 shares issued at June 30, 2021 and December 31, 2020, respectively; and 109,695,594 and 85,990,499 shares outstanding at June 30, 2021 and December 31, 2020, respectively	11	9
Additional paid-in capital	1,234,111	1,088,590
Accumulated other comprehensive loss	(1,305)	(1,013)
Treasury stock, at cost	(128,803)	(98,857)
Accumulated deficit	(1,681,296)	(1,629,843)
Total stockholders’ deficit	(577,282)	(641,114)
Total liabilities and stockholders’ deficit	$352,036	$673,588

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$64,767	$44,033	$124,122	$101,759
Equipment revenue	17,608	10,599	32,122	23,800
Total revenue	82,375	54,632	156,244	125,559

Operating expenses:
Cost of service revenue	15,177	10,167	29,272	21,174
Cost of equipment revenue	10,932	6,982	19,214	15,493
Engineering, design and development	6,541	5,498	12,034	12,855
Sales and marketing	4,826	2,516	8,555	6,966
General and administrative	11,746	9,133	22,119	23,839
Depreciation and amortization	3,547	3,218	7,664	6,797
Total operating expenses	52,769	37,514	98,858	87,124
Operating income	29,606	17,118	57,386	38,435

Other (income) expense:
Interest income	(54)	(75)	(111)	(653)
Interest expense	16,340	31,253	45,634	62,396
Loss on extinguishment of debt and settlement of convertible notes	79,564	-	83,961	-
Other (income) expense	(127)	1	(132)	-
Total other expense	95,723	31,179	129,352	61,743

Loss from continuing operations before income taxes	(66,117)	(14,061)	(71,966)	(23,308)
Income tax provision	277	140	312	281
Net loss from continuing operations	(66,394)	(14,201)	(72,278)	(23,589)
Net loss from discontinued operations, net of tax	(2,854)	(71,778)	(4,655)	(147,168)
Net loss	$(69,248)	$(85,979)	$(76,933)	$(170,757)

Net loss attributable to common stock per share – basic and diluted:
Net loss from continuing operations	$(0.61)	$(0.17)	$(0.74)	$(0.29)
Net loss from discontinued operations	(0.02)	(0.88)	(0.05)	(1.81)
Net loss	$(0.63)	$(1.05)	$(0.79)	$(2.10)

Weighted average number of shares—basic and diluted	109,060	81,757	96,884	81,482

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Net loss	$(69,248)	$(85,979)	$(76,933)	$(170,757)
Other comprehensive income (loss), net of tax
Currency translation adjustments	37	269	138	(2,602)
Cash flow hedges:
Net unrealized loss	(430)	-	(430)	-
Amount realized and reclassified to earnings	-	-	-	-
Changes in fair value of cash flow hedges	(430)	-	(430)	-
Other comprehensive income (loss), net of tax	(393)	269	(292)	(2,602)
Comprehensive loss	$(69,641)	$(85,710)	$(77,225)	$(173,359)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months
	Ended June 30,
	2021	2020
Operating activities from continuing operations:
Net loss	$(72,278)	$(23,589)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	7,664	6,797
(Gain) Loss on asset disposals, abandonments and write-downs	(2)	74
Provision for expected credit losses	(15)	852
Deferred income taxes	90	89
Stock-based compensation expense	4,741	3,603
Amortization of deferred financing costs	2,781	2,872
Accretion and amortization of debt discount and premium	188	6,762
Losses on extinguishment of debt and settlement of convertible notes	83,961	-
Changes in operating assets and liabilities:
Accounts receivable	871	12,848
Inventories	692	(2,287)
Prepaid expenses and other current assets	(2,238)	(1,015)
Contract assets	(3,314)	(5,252)
Accounts payable	3,349	4,132
Accrued liabilities	(6,483)	(7,935)
Deferred revenue	(632)	271
Accrued interest	(8,576)	(5)
Other non-current assets and liabilities	(1,198)	600
Net cash provided by (used in) operating activities from continuing operations	9,601	(1,183)

Investing activities from continuing operations:
Purchases of property and equipment	(1,284)	(258)
Acquisition of intangible assets—capitalized software	(542)	(4,812)
Purchase of interest rate cap	(8,629)	-
Net cash used in investing activities from continuing operations	(10,455)	(5,070)

Financing activities from continuing operations:
Proceeds from credit facility draw	-	22,000
Repayments of amounts drawn from credit facility	-	(5,000)
Repurchase of convertible notes	-	(2,498)
Redemption of senior secured notes	(1,023,146)	-
Proceeds from term loan, net of discount	721,375	-
Payment of debt issuance costs	(20,251)	-
Payments on financing leases	(154)	-
Stock-based compensation activity	(2,752)	(262)
Net cash provided by (used in) financing activities from continuing operations	(324,928)	14,240
Cash flows from discontinued operations:
Cash used in operating activities	(800)	(7,373)
Cash used in investing activities	-	(15,942)
Cash used in financing activities	-	(310)
Net cash used in discontinued operations	(800)	(23,625)

Effect of exchange rate changes on cash	(89)	(90)

Decrease in cash, cash equivalents and restricted cash	(326,671)	(15,728)
Cash, cash equivalents and restricted cash at beginning of period	435,870	177,675
Cash, cash equivalents and restricted cash at end of period	$109,199	$161,947

Cash, cash equivalents and restricted cash at end of period	$109,199	$161,947
Less: current restricted cash	25	560
Less: non-current restricted cash	-	5,101
Cash and cash equivalents at end of period	$109,174	$156,286

Supplemental Cash Flow Information:
Cash paid for interest	$51,259	$53,080
Cash paid for taxes	276	56

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended June 30, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at March 31, 2021	92,071,085	$9	$1,080,305	$(912)	$(1,612,048)	5,077,400	$(98,857)	$(631,503)
Net loss	-	-	-	-	(69,248)	-	-	(69,248)
Currency translation adjustments, net of tax	-	-	-	37	-	-	-	37
Fair value adjustments of cash flow hedge, net of tax	-	-	-	(430)	-	-	-	(430)
Stock-based compensation expense	-	-	3,385	-	-	-	-	3,385
Issuance of common stock upon exercise of stock options	34,751	-	86	-	-	-	-	86
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	51,246	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(324)	-	-	-	-	(324)
Issuance of common stock in connection with employee stock purchase plan	12,032	-	131	-	-	-	-	131
Settlement of convertible notes	19,064,529	2	120,582	-	-	-	-	120,584
Settlement of prepaid forward shares	(1,538,049)	-	29,946	-	-	1,538,049	(29,946)	-
Balance at June 30, 2021	109,695,594	$11	$1,234,111	$(1,305)	$(1,681,296)	6,615,449	$(128,803)	$(577,282)

	For the Three Months Ended June 30, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at March 31, 2020	83,773,648	$8	$1,081,955	$(5,127)	$(1,464,585)	5,077,400	$(98,857)	$(486,606)
Net loss	-	-	-	-	(85,979)	-	-	(85,979)
Currency translation adjustments, net of tax	-	-	-	269	-	-	-	269
Stock-based compensation expense	-	-	3,164	-	-	-	-	3,164
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	118,938	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(127)	-	-	-	-	(127)
Issuance of common stock in connection with employee stock purchase plan	139,757	-	262	-	-	-	-	262
Balance at June 30, 2020	84,032,343	$8	$1,085,254	$(4,858)	$(1,550,564)	5,077,400	$(98,857)	$(569,017)

	For the Six Months Ended June 30, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2021	85,990,499	$9	$1,088,590	$(1,013)	$(1,629,843)	5,077,400	$(98,857)	$(641,114)
Net loss	-	-	-	-	(76,933)	-	-	(76,933)
Currency translation adjustments, net of tax	-	-	-	138	-	-	-	138
Fair value adjustments of cash flow hedge, net of tax				(430)				(430)
Stock-based compensation expense	-	-	11,312	-	-	-	-	11,312
Issuance of common stock upon exercise of stock options	212,397	-	544	-	-	-	-	544
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	654,072	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(3,544)	-	-	-	-	(3,544)
Issuance of common stock in connection with employee stock purchase plan	23,669	-	247	-	-	-	-	247
Settlement of convertible notes	24,353,006	2	154,439	-	-	-	-	154,441
Settlement of prepaid forward shares	(1,538,049)	-	29,946	-	-	1,538,049	(29,946)	-
Impact of the adoption of ASU 2020-06	-	-	(47,423)	-	25,480	-	-	(21,943)
Balance at June 30, 2021	109,695,594	$11	$1,234,111	$(1,305)	$(1,681,296)	6,615,449	$(128,803)	$(577,282)

	For the Six Months Ended June 30, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2020	88,240,877	$9	$979,499	$(2,256)	$(1,376,142)	-	$-	$(398,890)
Net loss	-	-	-	-	(170,757)	-	-	(170,757)
Currency translation adjustments, net of tax	-	-	-	(2,602)	-	-	-	(2,602)
Stock-based compensation expense	-	-	7,159	-	-	-	-	7,159
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	641,428	-	-	-	-	-	-	-
Tax withholding related to vesting of restricted stock units	-	-	(809)	-	-	-	-	(809)
Issuance of common stock in connection with employee stock purchase plan	227,438	-	547	-	-	-	-	547
Settlement of prepaid forward shares	(5,077,400)	(1)	98,858	-	-	5,077,400	(98,857)	-
Impact of the adoption of ASU 2016-13	-	-	-	-	(3,665)	-	-	(3,665)
Balance at June 30, 2020	84,032,343	$8	$1,085,254	$(4,858)	$(1,550,564)	5,077,400	$(98,857)	$(569,017)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The Business - Gogo Inc. (“Gogo,” the “Company,” “we,” “us,” “our”) is the world’s largest provider of broadband connectivity services for the business aviation market. Our mission is to provide ground-like connectivity to every passenger on every flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated air-to-ground (“ATG”) networks, engineer and maintain in-flight systems of proprietary hardware and software, and deliver customizable connectivity and wireless entertainment services and global support capabilities to our aviation partners. Our services include satellite-based voice and data services through our strategic alliances with satellite providers.

On December 1, 2020, we completed the previously announced sale of our Commercial Aviation (“CA”) business to a subsidiary of Intelsat Jackson Holdings S.A. (“Intelsat

”) for a purchase price of $400 million in cash, subject to certain adjustments (the “Transaction”).

At the closing of the Transaction, the parties entered into certain ancillary agreements, including a transition services agreement, an intellectual property license agreement and commercial agreements. These agreements include an ATG network sharing agreement, pursuant to which we provide certain in-flight connectivity services on our current ATG network and, when available, our Gogo 5G network, subject to certain revenue sharing obligations. Under the ATG network sharing agreement, Intelsat will have exclusive access to the ATG network for commercial aviation in North America, subject to minimum revenue guarantees starting at $5 million in the first year of the agreement.

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

The results of operations and cash flows for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

We had one class of common stock outstanding as of June 30, 2021 and December 31, 2020.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the significant estimates and bases such estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. However, actual results could differ materially from those estimates.

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

The following table summarizes the results of discontinued operations which are presented as Net loss from discontinued operations in our Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$-	$30,246	$-	$123,302
Equipment revenue	-	11,762	-	32,254
Total revenue	-	42,008	-	155,556

Operating expenses:
Cost of service revenue	-	32,056	-	91,804
Cost of equipment revenue	-	8,394	-	25,923
Engineering, design and development	-	9,911	-	25,417
Sales and marketing	-	3,364	-	8,566
General and administrative	2,754	13,372	4,555	25,832
Impairment of long-lived assets	-	987	-	47,376
Depreciation and amortization	-	45,472	-	74,563
Total operating expenses	2,754	113,556	4,555	299,481
Operating loss	(2,754)	(71,548)	(4,555)	(143,925)

Total other (income) expense	-	253	-	3,250

Loss before income taxes	(2,754)	(71,801)	(4,555)	(147,175)
Income tax provision (benefit)	100	(23)	100	(7)
Net loss from discontinued operations, net of tax	$(2,854)	$(71,778)	$(4,655)	$(147,168)

Gain on sale – Upon the closing of the Transaction on December 1, 2020, we received initial gross proceeds of $386.3 million, which reflects the $400.0 million purchase price, adjusted for cash, debt, transaction expenses and working capital. The final purchase price remains subject to change due to customary post-closing purchase price adjustment procedures set forth in the purchase and sale agreement between Gogo and Intelsat that are not yet complete. In February 2021, Intelsat delivered a draft closing statement that would reduce the working capital portion of the purchase price computation by $9.4 million, which would result in Gogo returning to Intelsat $9.4 million of the initial gross proceeds. Gogo has disputed certain items in Intelsat’s draft closing statement and in accordance with the terms of the purchase and sale agreement the parties have agreed to submit the disputed items to an independent accounting firm for resolution. As the post-closing purchase price adjustment is not yet finalized and therefore represents a contingent gain, $9.4 million has been recorded as a deferred gain on sale included within Accrued liabilities. As a result, during December 2020, we recognized within Gain on sale of CA business a pretax gain on sale of $38.0 million, computed as the $386.3 million of initial gross proceeds less (i) the potential $9.4 million post-closing purchase price adjustment not yet finalized, (ii) the carrying value of the assets and liabilities transferred in the Transaction and (iii) Transaction-related costs.

Stock-based compensation – In August 2020, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of our then-current employees who became employees of Intelsat in the Transaction. These modifications became effective upon the consummation of the Transaction. Pursuant to such modifications, the options and restricted stock units (“RSUs”) held by Intelsat employees generally vest on the earlier of (i) the original vesting date or (ii) November 30, 2021; provided that the employee does not voluntarily resign from and is not terminated for cause by Intelsat prior to such date. Certain of these awards vest based on conditions that are not classified as a service, market or performance condition and as a result such awards are classified as a liability. Other than mark-to-market accounting adjustments, all costs related to stock-based compensation for our prior employees who became employees of Intelsat in the Transaction were recognized as of December 31, 2020. During the three- and six-month periods ended

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

June 30, 2021, $0.5 million and $6.6 million, respectively, was reclassified from Accrued liabilities to Additional paid-in capital as the awards vested during the respective periods.

The following is a summary of our stock-based compensation expense by operating expense line contained within the results of discontinued operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Cost of service revenue	$-	$363	$-	$807
Engineering, design and development	-	426	-	1,023
Sales and marketing	-	393	-	816
General and administrative	2,802	701	3,855	910
Total stock-based compensation expense	$2,802	$1,883	$3,855	$3,556

For additional information on our stock-based compensation plans, see Note 17, “Stock-Based Compensation and 401(k) Plan.”

Other Costs Classified to Discontinued Operations – During the three- and six-month periods ended June 30, 2021, we incurred $0.1 million and $0.8 million, respectively, of additional costs (exclusive of the stock-based compensation expense noted above) primarily due to employer-paid taxes arising from the exercise of stock options by former employees now employed by Intelsat.

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

The cumulative impact of using the modified retrospective approach for the adoption of ASU 2020-06 on our Unaudited Condensed Consolidated Balance Sheets as of January 1, 2021 is summarized below:

	Balance at December 31,	Impact of ASU 2020-06	Balances with Adoption of
	2020		ASU 2020-06
Liabilities
Long-term debt	$827,968	$21,943	$849,911
Equity
Additional paid-in capital	$1,088,590	$(47,423)	$1,041,167
Accumulated deficit	$(1,629,843)	$25,480	$(1,604,363)

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

Remaining performance obligations

As of June 30, 2021, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations was approximately $92 million. The remaining unsatisfied performance obligations represent connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract. We have excluded from this amount consideration from contracts that have an original duration of one year or less.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Service revenue
Connectivity	$64,053	$43,447	$122,456	$100,422
Entertainment and other	714	586	1,666	1,337
Total service revenue	$64,767	$44,033	$124,122	$101,759
Equipment revenue
ATG	$13,854	$6,876	$24,451	$16,500
Satellite	2,823	3,518	6,526	6,892
Other	931	205	1,145	408
Total equipment revenue	$17,608	$10,599	$32,122	$23,800
Customer type
Aircraft owner/operator/service provider	$64,767	$44,033	$124,122	$101,759
OEM and aftermarket dealer	17,608	10,599	32,122	23,800
Total revenue	$82,375	$54,632	$156,244	$125,559

Contract balances

Our current and non-current deferred revenue balances totaled $2.5 million and $3.1 million as of June 30, 2021 and December 31, 2020, respectively. Deferred revenue includes, among other things, fees paid for equipment and subscription connectivity products.

Our current and non-current contract asset balances totaled $15.5 million and $12.2 million as of June 30, 2021 and December 31, 2020, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings primarily for certain sales programs.

Major Customers

No customer accounted for more than 10% of revenue during the three- and six-month periods ended June 30, 2021 and 2020 and no customer accounted for more than 10% of accounts receivable as of June 30, 2021 or December 31, 2020.
5.	Net Loss Per Share

Basic and diluted net loss per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 10, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings in future periods will be allocated between common shares and participating securities.  In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

counterparties to the Forward Transactions are not required to fund losses. Additionally, the calculation of weighted average shares outstanding as of June 30, 2021 and 2020 excludes approximately 0.6 million and 2.1 million shares, respectively, associated with the Forward Transactions.

As a result of the net loss for the three- and six-month periods ended June 30, 2021 and 2020, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2021 and 2020; however, for the reasons described above, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss from continuing operations	$(66,394)	$(14,201)	$(72,278)	$(23,589)
Net loss from discontinued operations	(2,854)	(71,778)	(4,655)	(147,168)
Net loss	(69,248)	(85,979)	(76,933)	(170,757)
Less: Participation rights of the Forward Transactions	-	-	-	-
Undistributed losses	$(69,248)	$(85,979)	$(76,933)	$(170,757)
Weighted-average common shares outstanding-basic and diluted	109,060	81,757	96,884	81,482
Net loss attributable to common stock per share from continuing operations-basic and diluted	$(0.61)	$(0.17)	$(0.74)	$(0.29)
Net loss attributable to common stock per share from discontinued operations-basic and diluted	(0.02)	(0.88)	(0.05)	(1.81)
Net loss attributable to common stock per share -basic and diluted	$(0.63)	$(1.05)	$(0.79)	$(2.10)

6.	Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or market price. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Work-in-process component parts	$11,605	$15,405
Finished goods	15,817	12,709
Total inventory	$27,422	$28,114

7.	Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Contract assets	$3,508	$2,417
Prepaid inventories	2,233	124
Other	6,061	6,393
Total prepaid expenses and other current assets	$11,802	$8,934

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Property and equipment as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Office equipment, furniture, fixtures and other	$11,786	$10,986
Leasehold improvements	12,012	12,012
Network equipment	137,552	139,884
	161,350	162,882
Accumulated depreciation	(102,143)	(99,389)
Total property and equipment, net	$59,207	$63,493

Other non-current assets as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Contract assets, net of allowances of $397 and $375, respectively	$11,976	$9,775
Interest rate cap	8,028	-
Revolving credit facility deferred financing costs	2,097	-
Other	1,728	1,711
Total other non-current assets	$23,829	$11,486

Accrued liabilities as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Accrued interest	$6,259	$17,836
Employee compensation and benefits (1)	25,144	35,516
Operating leases	8,292	8,089
Deferred gain on sale of CA business (2)	9,400	9,400
Warranty reserve	2,400	2,400
Taxes	2,336	2,022
Other	8,012	7,746
Total accrued liabilities	$61,843	$83,009
(1)

Includes $16.4 million and $19.2 million as of June 30, 2021 and December 31, 2020, respectively, expected to be paid in shares of Gogo common stock upon the vesting of certain equity awards issued to former employees now employed by Intelsat and classified within discontinued operations.

(2)	Relates to sale of CA business. See Note 2, “Discontinued Operations,” for additional information.

 Other non-current liabilities as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Asset retirement obligations	$4,643	$4,401
Deferred tax liabilities	2,054	2,108
Other	2,875	4,072
Total other non-current liabilities	$9,572	$10,581

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

8.	Intangible Assets

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

As of both June 30, 2021 and December 31, 2020, our goodwill balance was $0.6 million.

Our intangible assets, other than goodwill, as of June 30, 2021 and December 31, 2020 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of June 30, 2021			As of December 31, 2020
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	2.2	$50,557	$(35,507)	$15,050	$50,029	$(31,739)	$18,290
Other intangible assets	8.0	1,500	-	1,500	1,500	-	1,500
Service customer relationships		8,081	(8,081)	-	8,081	(8,081)	-
OEM and dealer relationships		6,724	(6,724)	-	6,724	(6,724)	-
Total amortized intangible assets		66,862	(50,312)	16,550	66,334	(46,544)	19,790

Unamortized intangible assets:

FCC Licenses		32,283	-	32,283	32,283	-	32,283

Total intangible assets		$99,145	$(50,312)	$48,833	$98,617	$(46,544)	$52,073

Amortization expense was $1.9 million and $3.8 million, respectively, for the three- and six-month periods ended June 30, 2021 and $1.5 million and $3.0 million, respectively, for the prior-year periods.

Amortization expense for the remainder of 2021, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2021 (period from July 1 to December 31)	$3,698
2022	$4,937
2023	$2,467
2024	$923
2025	$923
Thereafter	$3,602

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

9.	Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in accrued liabilities in our Unaudited Condensed Consolidated Balance Sheets. Our warranty reserve balance was $2.4 million as of both June 30, 2021 and December 31, 2020.

10.	Long-Term Debt and Other Liabilities

Long-term debt as of June 30, 2021 and December 31, 2020 was as follows (in thousands):

	June 30,	December 31,
	2021	2020
Term Loan Facility	$721,451	$-
2024 Senior Secured Notes	-	973,539
2022 Convertible Notes	102,788	215,122
Total debt	824,239	1,188,661
Less deferred financing costs	(18,124)	(19,693)
Less current portion of long-term debt	(109,080)	(341,000)
Total long-term debt	$697,035	$827,968

2021 Credit Agreement

On April 30, 2021, Gogo and Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo) entered into a credit agreement (the “2021 Credit Agreement”) among Gogo, GIH, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for (i) a term loan credit facility (the “Term Loan Facility”) in an aggregate principal amount of $725 million, issued with a discount of 0.5%, and (ii) a revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Facilities”) of up to $100 million, which includes a letter of credit sub-facility. The Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the Term Loan Facility on April 30, 2028.  There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on April 30, 2026.

The Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.75%) plus an applicable margin of 3.75% or (ii) an alternate base rate plus an applicable margin of 2.75%.

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio.  Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio.

The Facilities may be prepaid at GIH’s option at any time without premium or penalty (other than customary breakage costs and except during the first six months following the closing of the Facilities during which certain prepayments of the Term Loan Facility are subject to a prepayment premium), subject to minimum principal payment amount requirements.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The 2021 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include restrictions on, among other things: incurrence of indebtedness or issuance of disqualified equity interests; incurrence or existence of liens; consolidations or mergers; activities of Gogo and any subsidiary holding a license issued by the Federal Communications Commission; investments, loans, advances, guarantees or acquisitions; asset sales; dividends or other distributions on equity; purchase, redemption or retirement of capital stock; payment or redemption of certain junior indebtedness; entry into other agreements that restrict the ability to incur liens securing the Facilities; and amendment of organizational documents; in each case subject to customary exceptions.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes (as defined below) together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (as defined below and, together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay fees and expenses incurred in connection with the Refinancing and the Facilities (the “Transaction Costs”). The Revolving Facility is available for working capital and general corporate purposes of Gogo and its subsidiaries and was undrawn as of June 30, 2021.

As of June 30, 2021, the outstanding principal amount of the Term Loan Facility was $725 million, the unaccreted debt discount was $3.5 million and the net carrying amount was $721.5 million.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the Facilities. Total amortization expense was $0.4 million for both the three- and six-month periods ended June 30, 2021 and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2021, the balance of unamortized deferred financing costs related to the Facilities was $19.3 million.

On April 30, 2021, Gogo, GIH, and each direct and indirect wholly-owned U.S. restricted subsidiary of GIH (Gogo and such subsidiaries collectively, the “Guarantors”) entered into a guarantee agreement (the “Guarantee Agreement”) in favor of Morgan Stanley Senior Funding, Inc., as collateral agent (the “Collateral Agent”), whereby GIH and the Guarantors guarantee the obligations under the Facilities and certain other secured obligations as set forth in the Guarantee Agreement, and GIH and the Guarantors entered into a collateral agreement (the “Collateral Agreement”), in favor of the Collateral Agent, whereby GIH and the Guarantors grant a security interest in substantially all of their respective tangible and intangible assets (including the equity interests in each direct material wholly-owned U.S. restricted subsidiary owned by GIH or any Guarantor, and 65% of the equity interests in any non-U.S. subsidiary held directly by GIH or any Guarantor), subject to certain exceptions, to secure the obligations under the Facilities and certain other secured obligations as set forth in the Collateral Agreement.

2022 Convertible Notes

On November 21, 2018, Gogo issued $215.0 million aggregate principal amount of 6.00% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”). Gogo granted an option to the initial purchasers to purchase up to an additional $32.3 million aggregate principal amount of 2022 Convertible Notes to cover over-allotments, of which $22.8 million was subsequently exercised during December 2018, resulting in a total issuance of $237.8 million aggregate principal amount of 2022 Convertible Notes. The 2022 Convertible Notes mature on May 15, 2022, unless earlier repurchased or converted into shares of our common stock under certain circumstances described below.  Upon conversion, Gogo has the option to settle its obligation through cash, shares of common stock, or a combination of cash and shares of common stock. Gogo pays interest on the 2022 Convertible Notes semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2019.

Under the accounting standards applicable at the time of issuance, the $237.8 million of proceeds received from the issuance of the 2022 Convertible Notes was initially allocated between long-term debt (the liability component) at $188.7 million and additional paid-in capital (the equity component) at $49.1 million, within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

the aggregate face value of the 2022 Convertible Notes. If Gogo or the note holders elect not to settle the 2022 Convertible Notes through conversion, at maturity Gogo must repay the principal amount at face value in cash. Therefore, the liability component will be accreted up to the face value of the 2022 Convertible Notes, which will result in additional non-cash interest expense being recognized in the consolidated statements of operations through the 2022 Convertible Notes maturity date (see Note 12, “Interest Costs,” for additional information). The effective interest rate on the 2022 Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 13.6%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

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

During January 2021, $1.0 million aggregate principal amount of 2022 Convertible Notes were converted by holders and settled through the issuance of 166,666 shares of common stock.

On March 17, 2021, Gogo entered into separate, privately negotiated exchange agreements (the “March 2021 Exchange Agreements”) with certain holders of the 2022 Convertible Notes. Pursuant to the March 2021 Exchange Agreements, such holders exchanged a total of $28,235,000 aggregate principal amount of 2022 Convertible Notes for 5,121,811 shares of our common stock on March 24, 2021. The negotiated exchange rate under the March 2021 Exchange Agreements was 181.40 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which resulted in a loss on settlement of $4.4 million, which is included in Other (income) expense in our Unaudited Condensed Consolidated Statements of Operations for the six-month period ended June 30, 2021.

On April 1, 2021, Gogo entered into a privately negotiated exchange agreement (the “GTCR Exchange Agreement”) with an affiliate of funds managed by GTCR LLC (“GTCR”). Pursuant to the GTCR Exchange Agreement, GTCR exchanged $105,726,000 aggregate principal amount of 2022 Convertible Notes for 19,064,529 shares of our common stock on April 9, 2021. The negotiated exchange rate under the GTCR Exchange Agreement was 180.32 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which resulted in a loss on settlement of $14.6 million, which is included in Other (income) expense in our Unaudited Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2021.

As of June 30, 2021, the outstanding principal amount of the 2022 Convertible Notes was $102.8 million and was classified as Current portion of long-term debt in the Unaudited Condensed Consolidated Balance Sheets.

We incurred approximately $8.1 million of issuance costs related to the 2022 Convertible Notes, of which $6.4 million and $1.7 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2022 Convertible Notes. However, upon adoption of ASU 2020-06 on January 1, 2021, the $1.7 million that was initially recorded to additional paid-in capital was reclassified and recorded as deferred financing costs, with catch-up amortization of $1.0 million recorded to accumulated deficit in the Unaudited Condensed Consolidated Balance Sheets. The deferred financing costs are being amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.2 million and $0.8 million, respectively, for the three- and six-month periods ended June 30, 2021, and $0.4 million and $0.9 million, respectively, for the prior-year periods. Amortization expense is included in interest expense in the Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $1.0 million and $2.7 million, respectively, and is included as a reduction to the carrying amount of the debt in our Unaudited Condensed Consolidated Balance Sheets. See Note 12, “Interest Costs,” for additional information.

The 2022 Convertible Notes had an initial conversion rate of 166.6667 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $6.00 per share of our common stock. Upon conversion, Gogo currently expects to settle in shares for the amount of the 2022 Convertible Notes then outstanding. Gogo may elect to deliver cash in lieu of all or a portion of such shares, and borrowings under the Revolving Facility are permitted to be used for this purpose. The shares of common stock subject to conversion are excluded from diluted earnings per share calculations under the if-converted method as their impact is anti-dilutive.

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

The Stock Price Condition was triggered for the periods from October 1, 2020 through December 31, 2020, January 1, 2021 through March 31, 2021 and April 1, 2021 through June 30, 2021. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2022 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding May 15, 2022.

In addition, if Gogo undergoes a fundamental change (as defined in the indenture governing the 2022 Convertible Notes), holders may, subject to certain conditions, require us to repurchase their 2022 Convertible Notes for cash at a price equal to 100% of the principal amount of the 2022 Convertible Notes to be purchased, plus any accrued and unpaid interest. In addition, following a make-whole fundamental change, Gogo will increase the conversion rate in certain circumstances for a holder who elects to convert its 2022 Convertible Notes in connection with such make-whole fundamental change.

Forward Transactions

In connection with our issuance of 3.75% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”), we paid approximately $140 million to enter into prepaid forward stock repurchase transactions (the “Forward Transactions”) with certain financial institutions (the “Forward Counterparties”), pursuant to which we purchased approximately 7.2 million shares of common stock for settlement on or around the March 1, 2020 maturity date for the 2020 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early.

On December 11, 2019, we entered into an amendment to one of the Forward Transactions (the “Amended and Restated Forward Transaction”) to extend the expected settlement date with respect to approximately 2.1 million shares of common stock held by one of the Forward Counterparties, JPMorgan Chase Bank, National Association (the “2022 Forward Counterparty”), to correspond with the May 15, 2022 maturity date for the 2022 Convertible Notes. In the future, we may request that the 2022 Forward Counterparty modify the settlement terms of the Amended and Restated Forward Transaction to provide that, in lieu of the delivery of the applicable number of shares of our common stock to us to settle a portion of the Amended and Restated Forward Transaction in accordance with its terms, the 2022 Forward Counterparty would pay to us the net proceeds from the sale by the 2022 Forward Counterparty (or its affiliate) of a corresponding number of shares of our common stock in a registered offering (which may include block sales, sales on the NASDAQ Global Select Market, sales in the over-the-counter market, sales pursuant to negotiated transactions or otherwise, at market prices prevailing at the time of sale or at negotiated prices). Any such sales could potentially decrease (or reduce the size of any increase in) the market price of our common stock. The 2022 Forward Counterparty is not required to effect any such settlement in cash in lieu of delivery of shares of our common stock and, if we request that the 2022 Forward Counterparty effect any such settlement, it will be entered into in the discretion of the 2022 Forward Counterparty on such terms as may be mutually agreed upon at the time. As a result of the Forward Transactions, total shareholders’ equity within our consolidated balance sheet was reduced by approximately $140 million. In March 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions. In April 2021, approximately 1.5 million shares of common stock were delivered to us in connection with the Amended and Restated Forward Transaction. The approximately 0.6 million shares of common stock remaining under the Amended and Restated Forward Transaction are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

2024 Senior Secured Notes

On April 25, 2019, GIH and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (“Gogo Finance” and, together with GIH, the “Issuers”) issued $905 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “2024 Senior Secured Notes”), at a price equal to 99.512% of their face value, under an indenture (as supplemented, the “Indenture”), dated as of April 25, 2019, among the Issuers, Gogo, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The Issuers issued an additional $20 million of 2024 Senior Secured Notes on May 7, 2019, which were issued at a price equal to 100.5% of their face value, and $50 million of 2024 Senior Secured Notes on November 13, 2020, which were issued at a price equal to 103.5% of their face value.

The 2024 Senior Secured Notes were guaranteed on a senior secured basis by Gogo and all of GIH’s existing and future restricted subsidiaries (other than Gogo Finance), subject to certain exceptions. The 2024 Senior Secured Notes and the related guarantees were secured by certain liens on the Company’s collateral, which were released upon the closing of the Transaction.

We paid approximately $22.6 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which were accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and were being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $0.4 million and $1.4 million for the three- and six-month periods ended June 30, 2021, respectively, and $0.9 million and $1.8 million, respectively, for the prior-year periods. Amortization expense is included in interest expense in the Unaudited Condensed Consolidated Statements of Operations. As of December 31, 2020, the balance of unamortized deferred financing costs related to the 2024 Senior Secured Notes was $16.6 million. The remaining unamortized deferred financing costs were written off as of May 1, 2021.

The 2024 Senior Secured Notes were redeemed on May 1, 2021 (the “Redemption Date”) at a redemption price equal to 104.938% of the principal amount of the 2024 Senior Secured Notes redeemed, plus accrued and unpaid interest to (but not including) the Redemption Date. The make-whole premium paid in connection with the redemption was $48.1 million and we wrote off the remaining unamortized deferred financing costs of $15.2 million and the remaining debt discount of $1.3 million, which together are included in Loss on extinguishment of debt and settlement of convertible notes in our Unaudited Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2021.

ABL Credit Facility

On August 26, 2019, Gogo, GIH and Gogo Finance entered into a credit agreement (the “ABL Credit Agreement”) with the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Morgan Stanley Senior Funding, Inc., as syndication agent, which provided for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30 million, subject to borrowing base availability, and included letter of credit and swingline sub-facilities. The obligations under the ABL Credit Agreement were guaranteed by Gogo and all of its existing and future subsidiaries, subject to certain exceptions and secured by certain collateral of the Company. On April 30, 2021, the ABL Credit Agreement and all commitments thereunder were terminated. As a result of the termination, the remaining unamortized deferred financing costs of $0.3 million were written off as of May 1, 2021 and included in Loss on extinguishment of debt and settlement of convertible notes in our Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2021.

11.	Derivative Instruments and Hedging Activities

We are exposed to interest rate risk on our variable rate borrowings. We currently use interest rate caps to manage our exposure to interest rate changes, and have designated these interest rate caps as cash flow hedges for accounting purposes. Accordingly, the earnings impact of the derivatives designated as cash flow hedges is recorded upon the recognition of the variable interest payments related to the hedged debt.

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The notional amounts of the interest rate caps periodically decrease over the life of the caps.

The notional amounts, strike rates and end dates of the cap agreements are as follows (notional amounts in thousands):

Start Date	End Date	Notional Amounts	Strike Rate
7/31/2021	7/31/2023	$650,000	0.75%
7/31/2023	7/31/2024	525,000	0.75%
7/31/2024	7/31/2025	350,000	1.25%
7/31/2025	7/31/2026	250,000	2.25%
7/31/2026	7/31/2027	200,000	2.75%

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three-month period ended June 30, 2021. We estimate that approximately $28 thousand currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedge on an ongoing basis. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statement of Cash Flows as investing activities from continuing operations.

For the three-month period ended June 30, 2021, we recorded an unrealized loss on the interest rate caps of $0.4 million, net of tax of $0.1 million. The cost of the interest rate caps will be amortized to interest expense over the life using the caplet method, from the effective date through termination date.

When derivatives are used, we are exposed to credit loss in the event of non-performance by the counterparties; however, non-performance is not anticipated. ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. The fair values of the interest rate derivatives are based on quoted market prices for similar instruments from commercial banks (based on significant observable inputs - Level 2 inputs).

The following table presents the fair value of our interest rate derivatives included in the unaudited condensed consolidated balance sheets for the periods presented (in thousands):

		June 30,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2021	2020
Current portion of interest rate caps	Prepaid expenses and other current assets	$28	$-
Non-current portion of interest rate caps	Other non-current assets	$8,028	$-

Fair Value Measurement

Our derivative assets and liabilities consist principally of interest rate caps, which are carried at fair value based on significant observable inputs (Level 2 inputs). Derivatives entered into by us are typically executed over-the-counter and are valued using discounted cash flows along with fair value models that primarily use market observable inputs. These models take into account a variety of factors including, where applicable, maturity, interest rate yield curves, and counterparty credit risks.

12.	Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three- and six-month periods ended June 30, 2021 and 2020 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Interest costs charged to expense	$15,158	$26,365	$42,665	$52,763
Amortization of deferred financing costs	1,078	1,453	2,781	2,872
Amortization of interest rate cap premium	-	-	-	-
Accretion of debt discount	104	3,435	188	6,761
Interest expense	16,340	31,253	45,634	62,396
Interest costs capitalized to software	67	95	179	184
Total interest costs	$16,407	$31,348	$45,813	$62,580

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

13.Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. For leases subsequent to adoption of ASC 842, lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements for certain facilities and equipment as well as tower space and base stations. Certain tower space leases have renewal option terms that have been deemed to be reasonably certain to be exercised. These renewal options extend a lease up to 20 years. We recognize operating lease expense on a straight-line basis over the lease term. Operating lease liabilities recorded in the Unaudited Condensed Consolidated Balance Sheets exclude $68 million of undiscounted minimum lease payments over 10 years pursuant to leases signed but not yet commenced for new and modified rights to use tower space and $2 million of undiscounted non-cancellable lease payments pursuant to a new real estate lease for office space in Chicago that has been signed but which has not yet commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2021	June 30, 2020
Operating lease cost	$3,086	$2,765
Financing lease cost:
Amortization of leased assets	2	-
Interest on lease liabilities	13	-
Total lease cost	$3,101	$2,765

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2020
Operating lease cost	$6,164	$5,880
Financing lease cost:
Amortization of leased assets	5	-
Interest on lease liabilities	28	-
Total lease cost	$6,197	$5,880

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2020
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$6,785	$6,172
Operating cash flows used in financing leases	$28	$-
Financing cash flows used in financing leases	$154	$-
Non-cash items:
Operating leases obtained	$1,016	$3,137
Financing leases obtained	$-	$-
Weighted average remaining lease term
Operating leases	7 years	7 years
Financing leases	2 years	-

Weighted average discount rate
Operating leases	10.5%	10.4%
Financing leases	16.5%	-

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Annual future minimum lease payments as of June 30, 2021 (in thousands):

	Operating	Financing
Years ending December 31,	Leases	Leases
2021 (period from July 1 to December 31)	$5,799	$308
2022	12,086	428
2023	8,213	187
2024	6,425	-
2025	5,003	-
Thereafter	25,494	-
Total future minimum lease payments	63,020	923
Less: Amount representing interest	(20,139)	(55)
Present value of net minimum lease payments	$42,881	$868

Reported as of June 30, 2021
Accrued liabilities	$8,292	$325
Non-current operating lease liabilities	34,589	-
Other non-current liabilities	-	543
Total lease liabilities	$42,881	$868

14.	Commitments and Contingencies

Contractual Commitments - We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components, or as development services are provided.

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

Linksmart Litigation - On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against Gogo Inc., Gogo LLC, our former subsidiary and the entity that operated our CA business (“Gogo LLC”), and eight CA airline partners in the U.S. District Court for the Central District of California alleging that CA’s redirection server and login portal infringe a patent owned by the plaintiff. The suits seek an unspecified amount of damages. Intelsat is required under its contracts with these airlines, which it assumed in the Transaction, to indemnify them for defense costs and any liabilities resulting from the suit. The Court has stayed the suits against the airline customers pending resolution of the suit against Gogo. Linksmart has also filed suit against other defendants asserting the same patent. Following the filing by one of those defendants of a petition to commence an inter partes review against the asserted patent in the U.S. Patent and Trademark Office, the Court stayed the litigation against such other defendant, Gogo Inc. and Gogo LLC, but such stay was lifted in July 2019 when the U.S. Patent and Trademark Office determined that the petitioner had not met the standard of proof required to commence the inter partes review. Since the stay was lifted, discovery has been completed and motion practice continues. No date has been set for trial. We believe that the plaintiff’s claims are without merit and intend to continue to defend our position vigorously. The outcome of this litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer, its current Chief Financial Officer and its then-current President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to the reliability of and installation and remediation costs associated with CA’s 2Ku antenna. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019 the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and in December 2019, defendants filed a second amended complaint. In July 2020, plaintiffs filed a motion requesting leave to file a proposed third amendment complaint, which was granted by the Court. Plaintiffs proceeded to file the third amended complaint in July 2020 and we filed a motion to dismiss in September 2020. In April 2021, the Court denied our motion to dismiss. We believe that the claims are without merit and intend to continue to defend them vigorously. In accordance with Delaware law, we will indemnify the individual named defendants for their defense costs and any damages they incur in connection with the suit. We have filed a claim under our Directors’ and Officers’ insurance policy with respect to this suit. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses. We expect any material financial exposure for this suit, whether for defense costs or, if applicable, any damages, judgements or settlements, to be borne by our insurance carriers, although they have reserved their rights under the policies.

Derivative Litigation - On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer and President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to the 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. The two lawsuits were consolidated and were stayed pending a final disposition of the motion to dismiss in the class action suit. Since, as discussed above, the court in the class action suit denied the motion to dismiss, the stay has been lifted and the litigation has resumed. In addition, a purported stockholder has sent a letter to the Company’s Board of Directors, dated June 21, 2021, demanding based on substantially the same allegations, that the Company sue certain current and former Officers for, inter alia, breach of fiduciary duty.

We believe that the claims are without merit and intend to defend them vigorously. No amounts have been accrued for any potential costs under these matters, as we cannot reasonably predict the outcome or the potential costs. We have filed a claim under our Directors’ and Officers’ insurance policy with respect to these suits and the demand from the purported stockholder. We expect any material financial exposure for these matters to be borne by our insurance carriers, although they have reserved their rights under the policies.
15.	Fair Value of Financial Assets and Liabilities

A three-tier fair value hierarchy has been established which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1 - defined as observable inputs such as quoted prices for identical assets or liabilities in active markets;
•

Level 2 - defined as observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Refer to Note 11 “Derivative Instruments and Hedging Activities,” for fair value information relating to our interest rate caps.

Long-Term Debt:

As of June 30, 2021 and December 31, 2020, our financial assets and liabilities that are disclosed but not measured at fair value include the Term Loan Facility, the 2022 Convertible Notes, and, while outstanding, the 2024 Senior Secured Notes, which are reflected on the consolidated balance sheets at cost. The fair value measurements are classified as Level 2 within the fair value

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Term Loan Facility, the 2022 Convertible Notes, and, while outstanding, the 2024 Senior Secured Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our June 30, 2021 Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, are the amount that a market participant would be willing to lend at June 30, 2021 to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility and the 2022 Convertible Notes. The calculated fair value of each of the 2022 Convertible Notes is correlated to our stock price and as a result, significant changes to our stock price could have a significant impact on the calculated fair values.

The fair value and carrying value of long-term debt as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021			December 31, 2020
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value

Term Loan Facility	$725,000	$721,451	(2)	$-	$-
2022 Convertible Notes	$194,000	$102,788		$404,000	$215,122	(3)
2024 Senior Secured Notes	$-	$-		$1,045,000	$973,539	(4)

(1)     Fair value amounts are rounded to the nearest million.

(2)     Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $3.5 million as of June 30, 2021. See Note 10, “Long-Term Debt and Other Liabilities,” for further information.

(3)     Carrying value of the 2022 Convertible Notes reflects the unaccreted debt discount of $22.6 million as of December 31, 2020. See Note 10, “Long-Term Debt and Other Liabilities,” for further information.

(4)     Carrying value of the 2024 Senior Secured Notes reflects the unaccreted debt discount of $1.5 million as of December 31, 2020. See Note 10, “Long-Term Debt and Other Liabilities,” for further information.

16.	Income Tax

The effective income tax rates for continuing operations for the three- and six-month periods ended June 30, 2021 were (0.4)% and (0.4)%, respectively, compared to (1.0)% and (1.2)%, respectively, for the prior-year periods. For the three- and six-month periods ended June 30, 2021 and 2020, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets.

We are subject to income taxation in the United States and Canada. With few exceptions, as of June 30, 2021, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2017.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three- and six-month periods ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, we did not have a liability recorded for interest or potential penalties.

As a result of the Refinancing and the exchange of certain outstanding 2022 Convertible Notes for our common stock, our interest expense will decrease. We will consider the decrease in interest expense and the resulting impact on pre-tax results as we continue to assess whether we need to maintain all, or part, of the valuation allowance on our deferred tax assets. A reversal of our valuation allowance may occur within the next twelve months.

Presently, we do not require a reserve for unrecognized tax benefits, nor do we foresee any change to that position during the next 12 months.

17.	Stock-Based Compensation and 401(k) Plan

Stock-Based Compensation — As of June 30, 2021, we maintained three stock-based incentive compensation plans (“Stock Plans”), as well as an Employee Stock Purchase Plan (“ESPP”). See Note 14, “Stock-Based Compensation,” in our 2020 10-K for further information regarding these plans. The majority of our equity grants are awarded on an annual basis.

For the six-month period ended June 30, 2021, options to purchase 26,726 shares of common stock were granted, options to purchase 212,397 shares of common stock were exercised, 9,147 options to purchase shares of common stock were forfeited and no options to purchase shares of common stock expired. The fair value of the options granted during the six-month period ended June 30, 2021 was approximately $0.2 million, which will be recognized over a period of one year.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the six-month period ended June 30, 2021, 2,189,126 RSUs were granted, 927,738 RSUs vested and 129,643 RSUs were forfeited. The fair value of the RSUs granted during the six-month period ended June 30, 2021 was approximately $20.6 million, which will be recognized over a period of four years.

For the six-month period ended June 30, 2021, 63,797 deferred stock units were granted and 131,147 vested. The fair value of the deferred stock units granted during the six-month period ended June 30, 2021 was approximately $0.7 million, which will be recognized over a period of one year.

For the six-month period ended June 30, 2021, 23,669 shares of common stock were issued under our Employee Stock Purchase Plan.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations, excluding stock-based compensation expense for discontinued operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Cost of service revenue	$124	$27	$155	$60
Cost of equipment revenue	148	62	195	135
Engineering, design and development	380	162	487	318
Sales and marketing	388	196	536	525
General and administrative	1,852	834	3,368	2,565
Total stock-based compensation expense	$2,892	$1,281	$4,741	$3,603

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.5 million and $0.9 million, respectively, during the three- and six-month periods ended June 30, 2021 and $0.3 million and $0.6 million, respectively, for the prior-year periods.

18.	Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $6.5 million and $12.0 million, respectively, during the three- and six-month periods ended June 30, 2021 and $5.5 million and $12.9 million, respectively, for the prior-year periods. Research and development costs are reported as engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

19.	Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedge	Total
Balance at December 31, 2020	$(1,013)	$-	$(1,013)
Other comprehensive income (loss) before reclassifications	138	(430)	(292)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current period comprehensive income (loss)	138	(430)	(292)
Balance at June 30, 2021	$(875)	$(430)	$(1,305)

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedge	Total
Balance at December 31, 2019	$(2,256)	$-	$(2,256)
Other comprehensive income (loss) before reclassifications	(2,602)	-	(2,602)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current period comprehensive loss	(2,602)	-	(2,602)
Balance at June 30, 2020	$(4,858)	$-	$(4,858)

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors.  Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	our ability to attract and retain customers and generate revenue from the provision of our connectivity and entertainment services;
•	our reliance on our key OEMs and dealers for equipment sales;
•	our ability to develop and deploy Gogo 5G on a timely basis;
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
•

other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021 (the “2020 10-K”), in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 6, 2021 (the “2021 Q1 10-Q”), and in Item 1A of this Report.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2020 10-K and the 2021 Q1 10-Q and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to “years” or “fiscal” are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. Our mission is to provide ground-like connectivity to every passenger on every flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated air-to-ground (“ATG”) networks, engineer and maintain in-flight systems of proprietary hardware and software, and deliver customizable connectivity and wireless entertainment services and global support capabilities to our aviation partners. Our services include satellite-based voice and data services made available through strategic partnerships with satellite providers.

Our chief operating decision maker evaluates performance and business results for our operations, and makes resource and operating decisions, on a consolidated basis. As such, we do not present segment information in this Quarterly Report on Form 10-Q.

Impact of COVID-19 Pandemic

The COVID-19 pandemic caused a significant decline in international and domestic business aviation travel, which materially and adversely affected our business in 2020. Beginning in March 2020, our business saw a sharp decrease in flight activity, as well as an increase in requests for account suspensions and decreases in new plan activations. Though we continue to see strong signs of recovery from the lows we experienced in mid-April 2020, we continue to monitor the status of the pandemic in the United States and internationally. We are unable to predict whether COVID-19 will have a material adverse effect on our business in the future or with what degree of severity or over what length of time such impact may occur.

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

•	our ability to license additional spectrum and make other improvements to our network and operations as technology and user expectations change;
•	the number of aircraft in service in our markets, including consolidations or changes in fleet size by one or more of our large-fleet customers;

•	the economic environment and other trends that affect both business and leisure aviation travel, including the impact of COVID-19 on restrictions on and demand for air travel;
•

Disruptions to supply chains and installations, including COVID-19-related shortages of electronic components that have resulted in longer lead times and delays in obtaining certain electronic components used in the airborne equipment that we manufacture;

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Aircraft online (at period end)
ATG	6,036	5,399	6,036	5,399
Satellite	4,587	4,704	4,587	4,704
Average monthly service revenue per aircraft online
ATG	$3,296	$2,570	$3,192	$2,867
Satellite	249	185	244	205
Units Sold
ATG	182	100	317	225
Satellite	67	67	147	123
Average equipment revenue per unit sold (in thousands)
ATG	$76	$69	$77	$73
Satellite	42	53	44	56

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our Unaudited Condensed Consolidated Financial Statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related exposures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. In some instances, we could reasonably use different accounting estimates, and in some instances, results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with revenue recognition, indefinite-lived intangible assets and stock-based compensation have the greatest potential impact on our Unaudited Condensed Consolidated Financial Statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$64,767	$44,033	$124,122	$101,759
Equipment revenue	17,608	10,599	32,122	23,800
Total revenue	82,375	54,632	156,244	125,559

Operating expenses:
Cost of service revenue	15,177	10,167	29,272	21,174
Cost of equipment revenue	10,932	6,982	19,214	15,493
Engineering, design and development	6,541	5,498	12,034	12,855
Sales and marketing	4,826	2,516	8,555	6,966
General and administrative	11,746	9,133	22,119	23,839
Depreciation and amortization	3,547	3,218	7,664	6,797
Total operating expenses	52,769	37,514	98,858	87,124
Operating income	29,606	17,118	57,386	38,435

Other (income) expense:
Interest income	(54)	(75)	(111)	(653)
Interest expense	16,340	31,253	45,634	62,396
Loss on extinguishment of debt and settlement of convertible notes	79,564	-	83,961	-
Other (income) expense	(127)	1	(132)	-
Total other expense	95,723	31,179	129,352	61,743

Loss from continuing operations before income taxes	(66,117)	(14,061)	(71,966)	(23,308)
Income tax provision	277	140	312	281
Net loss from continuing operations	(66,394)	(14,201)	(72,278)	(23,589)
Net loss from discontinued operations, net of tax	(2,854)	(71,778)	(4,655)	(147,168)
Net loss	$(69,248)	$(85,979)	$(76,933)	$(170,757)

Three and Six Months Ended June 30, 2021 and 2020

Revenue:

Revenue and percent change for the three- and six-month periods ended June 30, 2021 and 2020 were as follows (in thousands, except for percent change):

	For the Three Months		% Change	For the Six Months		% Change
	Ended June 30,		2021 over	Ended June 30 30,		2021 over
	2021	2020	2020	2021	2020	2020
Service revenue	$64,767	$44,033	47.1%	$124,122	$101,759	22.0%
Equipment revenue	17,608	10,599	66.1%	32,122	23,800	35.0%
Total revenue	$82,375	$54,632	50.8%	$156,244	$125,559	24.4%

Revenue increased to $82.4 million and $156.2 million, respectively, for the three- and six-month periods ended June 30, 2021, as compared with $54.6 million and $125.6 million, respectively, for the prior-year periods, due to increases in service revenue and equipment revenue.

Service revenue increased to $64.8 million and $124.1 million, respectively, for the three- and six-month periods ended June 30, 2021, as compared with $44.0 million and $101.8 million, respectively, for the prior-year periods, primarily due to an increase in average monthly service revenue per aircraft online, an increase in ATG aircraft online and, to a lesser extent, an increase in revenue share earned from the ATG Network Sharing Agreement with Intelsat.

Equipment revenue increased to $17.6 million and $32.1 million, respectively, for the three- and six-month periods ended June 30, 2021, as compared with $10.6 million and $23.8 million, respectively, for the prior-year periods, primarily due to increases in the number of ATG units sold, with 182 units and 317 units, respectively, sold during the three- and six- month periods ended June 30, 2021, as compared with 100 units and 225 units, respectively, sold during the prior-year periods.

We expect service revenue to increase in the future as additional ATG aircraft come online and equipment revenue to increase in the future as additional ATG units are sold.

Cost of Revenue:

Cost of revenue and percent change for the three- and six-month periods ended June 30, 2021 and 2020 were as follows (in thousands, except for percent change):

	For the Three Months		% Change	For the Six Months		% Change
	Ended June 30,		2021 over	Ended June 30,		2021 over
	2021	2020	2020	2021	2020	2020
Cost of service revenue	$15,177	$10,167	49.3%	$29,272	$21,174	38.2%
Cost of equipment revenue	$10,932	$6,982	56.6%	$19,214	$15,493	24.0%

Cost of service revenue increased to $15.2 million and $29.3 million, respectively, for the three- and six-month periods ended June 30, 2021, as compared with $10.2 million and $21.2 million, respectively, for the prior-year periods, primarily due to an increase in ATG network costs as these costs are no longer shared with the divested CA business.

We expect cost of service revenue to increase over time, primarily due to service revenue growth and increasing ATG network costs associated with Gogo 5G.

Cost of equipment revenue increased to $10.9 million and $19.2 million, respectively, for the three- and six-month periods ended June 30, 2021, as compared with $7.0 million and $15.5 million, respectively, for the prior-year periods, primarily due to an increase in ATG units sold.

We expect that our cost of equipment revenue will vary with changes in equipment revenue and units sold.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased to $6.5 million for the three-month period ended June 30, 2021 compared with $5.5 million for the three-month period ended June 30, 2020, primarily due to an increase in personnel costs resulting from the impact on the prior-year period of cost controls implemented in response to the effect of COVID on our business. Engineering, design and development expenses decreased to $12.0 million for the six-month period ended June 30, 2021 compared with $12.9 million for the six-month period ended June 30, 2020, primarily due to a decrease in Gogo 5G development costs partially offset by increased personnel costs as noted above.

We expect engineering, design and development expenses as a percentage of service revenue to increase in the near term, driven by Gogo 5G development costs, and decrease over the long term as the level of investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased to $4.8 million and $8.6 million, respectively, for the three- and six-month periods ended June 30, 2021, as compared with $2.5 million and $7.0 million, respectively, for the prior-year periods, primarily due to an increase in personnel costs driven by COVID-related cost controls implemented in the prior-year periods.

We expect sales and marketing expenses as a percentage of service revenue to decrease in the long term, but increase slightly in the near term driven by Gogo 5G marketing spend.

General and Administrative Expenses:

General and administrative expenses increased to $11.7 million for the three-month period ended June 30, 2021 as compared with $9.1 million for the prior-year period, primarily due to an increase in personnel costs driven by COVID-related cost controls implemented in the prior-year period and an increase in stock-based compensation in the current period. General and administrative expenses decreased to $22.1 million for the six-month period ended June 30, 2021 as compared with $23.8 million for the prior-year period, primarily due to a decrease in costs of outside services, partially offset by increased personnel costs.

We expect general and administrative expenses as a percentage of service revenue to increase slightly in the near term, driven by separation costs associated with the sale of CA, but decrease in the long term.

Depreciation and Amortization:

Depreciation and amortization expense increased to $3.5 million and $7.7 million, respectively, for the three- and six-month periods ended June 30, 2021, as compared with $3.2 million and $6.8 million, respectively, for the prior-year periods, primarily due to the amortization of capitalized software.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other (Income) Expense:

Other (income) expense and percent change for the three- and six-month periods ended June 30, 2021 and 2020 were as follows (in thousands, except for percent change):

	For the Three Months		% Change
	Ended June 30,		2021 over
	2021	2020	2020
Interest income	$(54)	$(75)	(28.0)%
Interest expense	16,340	31,253	(47.7)%
Loss on extinguishment of debt and settlement of convertible notes	79,564	-	nm
Other (income) expense	(127)	1	nm
Total	$95,723	$31,179	207.0%

	For the Six Months		% Change
	Ended June 30,		2021 over
	2021	2020	2020
Interest income	$(111)	$(653)	(83.0)%
Interest expense	45,634	62,396	(26.9)%
Loss on extinguishment of debt and settlement of convertible notes	83,961	-	nm
Other income	(132)	-	nm
Total	$129,352	$61,743	109.5%

Total other expense increased to $95.7 million and $129.4 million, respectively, for the three- and six-month periods ended June 30, 2021, as compared with $31.2 million and $61.7 million, respectively, for the prior-year periods, primarily due to the loss on extinguishment of debt and settlement of convertible notes, partially offset by a decrease in interest expense.

We expect our interest expense to decrease in the future as a result of the Refinancing and the conversions and exchanges of 2022 Convertible Notes that have occurred year- to-date and the maturity or earlier conversion of the remaining 2022 Convertible Notes. See Note 10, “Long-Term Debt and Other Liabilities” to our Unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes:

The effective income tax rates for the three and six month periods ended June 30, 2021 and 2020 were (0.4)% and (0.4)%, respectively, compared to (1.0)% and (1.2)%, respectively, for the prior-year periods. For the three- and six-month periods ended June 30, 2021 and 2020, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets.

We expect our income tax provision to increase in future periods to the extent we become profitable.

Non-GAAP Measures

In our discussion below, we discuss Adjusted EBITDA and Free Cash Flow, as defined below, which are non-GAAP financial measures. Management uses Adjusted EBITDA and Free Cash Flow for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. These supplemental performance measures also provide another basis for comparing period-to-period results by excluding potential differences caused by non-operational and unusual or non-recurring items. These supplemental performance measures may vary from and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and Free Cash Flow are not recognized measurements under GAAP; when analyzing our performance with Adjusted EBITDA or liquidity with Free Cash Flow, as applicable, investors should (i) evaluate each adjustment in our reconciliation to the corresponding GAAP measure, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted EBITDA in addition to, and not as an alternative to, net loss attributable to common stock as a measure of operating results and (iii) use Free Cash Flow in addition to, and not as an alternative to, consolidated net cash provided by (used in) operating activities when evaluating our liquidity.

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net loss attributable to common stock before interest expense, interest income, income taxes and depreciation and amortization expense.

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense included in the results of continuing operations, (ii) the results of discontinued operations, including stock-based compensation expense, (iii) loss on extinguishment of debt and settlement of convertible notes and (iv) separation costs related to the sale of CA. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude the loss on extinguishment of debt and settlement of convertible notes from Adjusted EBITDA because of the infrequently occurring nature of these activities.

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

Gogo Inc.

and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA:
Net loss attributable to common stock (GAAP)	$(69,248)	$(85,979)	$(76,933)	$(170,757)
Interest expense	16,340	31,253	45,634	62,396
Interest income	(54)	(75)	(111)	(653)
Income tax provision	277	140	312	281
Depreciation and amortization	3,547	3,218	7,664	6,797
EBITDA	(49,138)	(51,443)	(23,434)	(101,936)
Stock-based compensation expense	2,892	1,281	4,741	3,603
Loss from discontinued operations	2,854	71,778	4,655	147,168
Loss on extinguishment of debt and settlement of convertible notes	79,564	-	83,961	-
Separation costs related to CA sale	575	-	720	-
Adjusted EBITDA	$36,747	$21,616	$70,643	$48,835

Free Cash Flow:
Net cash provided by (used in) operating activities (GAAP)	$(14,973)	$(25,073)	$9,601	$(1,183)
Consolidated capital expenditures	(1,124)	(4,194)	(1,826)	(5,070)
Free cash flow	$(16,097)	$(29,267)	$7,775	$(6,253)

Material limitations of Non-GAAP measures

Although EBITDA and Adjusted EBITDA are measurements frequently used by investors and securities analysts in their evaluations of companies, EBITDA and Adjusted EBITDA each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with GAAP.

Some of these limitations include:

•	EBITDA and Adjusted EBITDA do not reflect interest income or expense;
•	EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;
•	EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;
•	Adjusted EBITDA does not reflect non-cash components of employee compensation;
•	Adjusted EBITDA does not reflect the results of discontinued operations;
•	Adjusted EBITDA does not reflect the separation costs related to the sale of CA;
•	Adjusted EBITDA does not reflect the loss on extinguishment of debt and settlement of convertible notes;
•	Free Cash Flow does not represent the total increase or decrease in our cash balance for the period; and
•	since other companies in our or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2021	2020
Continuing operations cash flow activity:
Net cash provided by (used in) operating activities	$9,601	$(1,183)
Net cash used in investing activities	(10,455)	(5,070)
Net cash provided by (used in) financing activities	(324,928)	14,240
Discontinued operations cash flow activity	(800)	(23,625)
Effect of foreign exchange rate changes on cash	(89)	(90)
Net decrease in cash, cash equivalents and restricted cash	(326,671)	(15,728)
Cash, cash equivalents and restricted cash at the beginning of period	435,870	177,675
Cash, cash equivalents and restricted cash at the end of period	$109,199	$161,947
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$109,199	$161,947
Less: current restricted cash	25	560
Less: non-current restricted cash	-	5,101
Cash and cash equivalents at the end of the period	$109,174	$156,286

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

Liquidity:

Excluding the impact of our initial public offering, other debt and equity offerings and our current and prior credit facilities, to date we have not generated positive cash flows on a consolidated basis. Based on our current plans, we believe that our cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet our operating obligations, including our committed capital expenditure requirements, any cash we elect to use to settle our 2022 Convertible Notes and any cash required to pay the principal amount of any 2022 Convertible Notes that remain outstanding at maturity, for at least the next twelve months.

As detailed in Note 10, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements, on April 30, 2021, GIH entered into the 2021 Credit Agreement with Gogo, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for the Term Loan Facility in an aggregate principal amount of $725 million, issued with a discount of 0.5%, and the Revolving Facility, which includes a letter of credit sub-facility.  The Term Loan Facility amortizes in nominal quarterly installments equal to 1% of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity on April 30, 2028.  There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on April 30, 2026.

The Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.75%) plus an applicable margin of 3.75% or (ii) an alternate base rate plus an applicable margin of 2.75%. Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio.  Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio.

The Facilities may be prepaid at GIH’s option at any time without premium or penalty (other than customary breakage costs and except during the first six months following the closing of the Facilities during which certain prepayments of the Term Loan Facility are subject to a prepayment premium), subject to minimum principal payment amount requirements. Subject to certain exceptions and de minimis thresholds, the Term Loan Facility is subject to mandatory prepayments in an amount equal to: (i) 100% of the net cash proceeds of certain asset sales, insurance recovery and condemnation events, subject to reduction to 50% and 0% if specified senior secured first lien net leverage ratio targets are met; (ii) 100% of the net cash proceeds of certain debt offerings; and (iii) 50% of annual excess cash flow (as defined in the 2021 Credit Agreement), subject to reduction to 25% and 0% if specified senior secured first lien net leverage ratio targets are met.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes, together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement and (ii) to pay fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of Gogo and its subsidiaries and was undrawn as of June 30, 2021. We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the Facilities. Total amortization expense was $0.4 million for both the three- and six-month periods ended June 30, 2021 and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2021, the balance of unamortized deferred financing costs related to the Facilities was $19.3 million.

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

The 2022 Convertible Notes mature on May 15, 2022, unless earlier repurchased or converted into shares of our common stock under certain circumstances described in Note 10, “Long-term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements. Upon conversion, Gogo currently expects to settle in shares for the amount of the 2022 Convertible Notes then outstanding. Gogo may elect to deliver cash in lieu of all or a portion of such shares, and borrowings under the Revolving Facility are permitted to be used for this purpose. To the extent any 2022 Convertible Notes remain outstanding at maturity, we currently expect to pay such principal amount through cash on hand or borrowings under the Revolving Facility.

For additional information on the 2021 Credit Agreement and 2022 Convertibles Notes, see Note 10, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements.

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650 million for $8.6 million. We receive payments in the amounts calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The notional amounts of the interest rate caps periodically decrease over the life of the caps. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 11, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2021	2020
Net loss	$(72,278)	$(23,589)
Non-cash charges and credits	99,408	21,049
Changes in operating assets and liabilities	(17,529)	1,357
Net cash provided by (used in) operating activities	$9,601	$(1,183)

For the six-month period ended June 30, 2021, net cash provided by operating activities was $9.6 million as compared with net cash used in operating activities of $1.2 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•	A $29.7 million improvement in net loss and non-cash charges and credits, as noted above under “—Results of Operations.”
•	A $18.9 million decrease in cash flows related to operating assets and liabilities resulting from:
o	A decrease in cash flows due to the following:
▪	Changes in accounts receivable due to the timing of payments; and
▪	Changes in accrued interest primarily due to the timing of interest payments as compared with the prior-year.
o	Partially offset by an increase in cash flows due to the changes in inventories primarily due to the timing of purchases.

For the six months ended June 30, 2021, our free cash flow improved to $7.8 million as compared to negative $6.3 million for the prior-year period.

Cash flows provided by (used in) Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to cell site construction, software development, and data center upgrades, see “— Capital Expenditures” below. Additionally, cash used in investing activities includes the purchase of the interest rate caps during the six-month period ended June 30, 2021.

Cash flows provided by (used in) Financing Activities:

Cash used in financing activities for the six-month period ended June 30, 2021 was $324.9 million primarily due to the redemption of all of our outstanding 2024 Senior Secured Notes (including the make-whole premium payable under the indenture governing the 2024 Senior Secured Notes) for a redemption price totaling $1,023.1 million and the payment of $20.3 million of deferred financing fees associated with the issuance of the Facilities, offset in part by $721.4 million of gross proceeds from the Term Loan Facility.

Cash provided by financing activities for the six-month period ended June 30, 2020 was $14.2 million primarily due to $22.0 million of proceeds from the ABL Credit Facility offset in part by the repayment of $5.0 million under the ABL Credit Facility and repayment on maturity of the outstanding $2.5 million in aggregate principal amount of the 2020 Convertible Notes on March 1, 2020.

Capital Expenditures

Our operations require capital expenditures associated with our ATG network and data centers. We capitalize software development costs related to network technology solutions. We also capitalize costs related to the build out of our office locations.

Capital expenditures for the six-month periods ended June 30, 2021 and 2020 were $1.8 million and $5.1 million, respectively.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both June 30, 2021 and December 31, 2020 included amounts in bank deposit accounts and money market funds, and we did not have any short-term investments as of either such date. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of June 30, 2021, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. We receive payments in the amounts calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of June 30, 2021 was $650.0 million. Based on our June 30, 2021 outstanding variable rate debt balance, a hypothetical one percentage point increase in the three-month LIBOR interest rate would impact our annual interest expense by approximately $0.3 million, which includes the impact of our interest rate cap at a strike rate of 0.75%. Excluding the impact of our interest rate caps, a hypothetical one percentage point increase in the three-month LIBOR interest rate would impact our annual interest expense by approximately $2.9 million. A hypothetical one percentage point decrease in the three-month LIBOR interest rate would not impact our annual interest expense due to the LIBOR floor of 0.75% in our Term Loan Facility.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. Our cash and cash equivalents as of both June 30, 2021 and December 31, 2020 included amounts in bank deposit accounts and money market funds. We believe we have minimal interest rate risk related to our cash and cash equivalents, as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three- and six-month periods ended June 30, 2021 and 2020 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

We are subject to a number of lawsuits arising out of the conduct of our business. See Note 14, “Commitments and Contingencies”, to our Unaudited Condensed Consolidated Financial Statements for a discussion of litigation matters.

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

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2020 10-K. Except as set forth below and in Item 1A of the 2021 Q1 10-Q, there have been no material changes to the risk factors previously disclosed in our 2020 10-K.

The COVID-19 pandemic and the measures implemented to combat it have had, and may in the future have, a material adverse effect on our business.

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

The COVID-19 pandemic caused a significant decline in international and domestic business aviation travel, which materially and adversely affected our business in 2020. Beginning in March 2020, our business saw a sharp decrease in flight activity, as well as an increase in requests for account suspensions, an increase in downgrades to pay-as-you-go plans, and a decrease in new plan activations. Though we continue to see strong signs of recovery from the lows we experienced in mid-April 2020, we are continuing to monitor the status of the pandemic in the U.S. and internationally.

We are unable to predict whether COVID-19 will have a material adverse effect on our business in the future or for how long or with what degree of severity that impact will continue.  The extent of the impact of COVID-19 on our financial and operational performance will depend on future developments, including the duration, spread and severity of the outbreak of COVID-19 and its variants, the timetable for administering and efficacy of vaccines, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are highly uncertain and cannot be predicted.

In addition to directly impacting demand for air travel, COVID-19 and related restrictions may have a material and adverse impact on other aspects of our business, including:

•	delays and difficulties in completing installations on certain aircraft; and
•	limitations on our ability to market and grow our business and to promote technological innovation.

In addition, COVID-19 has had and is likely to continue to have an adverse effect on our supply chain. Many manufacturers of electronic components reduced their capacity in response to the reduced demand that accompanied the pandemic. While manufacturers have begun to increase manufacturing capacity as demand recovers from the impact of COVID, demand has exceeded supply in certain areas, and global shortages of electronic components have occurred.  We have experienced longer lead times and encountered delays in obtaining electronic components and we expect longer lead times and delays to continue. While we believe that we have adequate inventory or will be able to acquire sufficient electronic components to meet customer demand as currently forecasted, increases in demand combined with a continued shortage of electronic components could cause product delays or shortages. We have prepaid the suppliers of certain components to help ensure adequate supply and expect to continue to do so. In addition, we may face price increases for certain components due to the shortages. We cannot predict how long the component shortages will continue.

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

4.3	Amendment to the Registration Rights Agreement, dated as of May 25 2021, by and among Gogo Inc., Silver (XII) Holdings, LLC and Silver (Equity) Holdings, LP

10.1

Exchange Agreement, dated as of April 1, 2021, by and between Gogo Inc. and Silver (XII) Holdings, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 14, 2021 (File Number 001-35975))

10.2

Credit Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2021 (File Number 001-35975))

10.3

Guarantee Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 3, 2021 (File Number 001-35975))

10.4

Collateral Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 3, 2021 (File Number 001-35975))

10.5#	Amended and Restated Employment Agreement, dated as of February 10, 2020, between Gogo LLC and Karen Jackson

10.6#	Employment Agreement, dated as of August 27, 2018, between Gogo Business Aviation LLC and Sergio Aguirre

10.7#	Form of Director Deferred Share Unit Agreement for Gogo Inc. Omnibus Incentive Plan

10.8#	Amendment to Non-Employee Director Options and Deferred Stock Units

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan or arrangement.

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
Date: August 5, 2021
/s/ Oakleigh Thorne
Oakleigh Thorne
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)