Form 10-Q
period 2021-09-30
Gogo Inc.
filed 2021-11-04
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No☑

As of October 29, 2021, 109,953,885 shares of $0.0001 par value common stock were outstanding.

0

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$133,233	$435,345
Accounts receivable, net of allowances of $711 and $1,044, respectively	40,354	39,833
Inventories	29,964	28,114
Prepaid expenses and other current assets	36,921	8,934
Total current assets	240,472	512,226
Non-current assets:
Property and equipment, net	58,403	63,493
Intangible assets, net	48,162	52,693
Operating lease right-of-use assets	71,411	33,690
Other non-current assets, net of allowances of $431 and $375, respectively	24,757	11,486
Total non-current assets	202,733	161,362
Total assets	$443,205	$673,588
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$13,974	$11,013
Accrued liabilities	94,816	83,009
Deferred revenue	2,257	3,113
Current portion of long-term debt	109,348	341,000
Total current liabilities	220,395	438,135
Non-current liabilities:
Long-term debt	695,894	827,968
Non-current operating lease liabilities	77,774	38,018
Other non-current liabilities	9,379	10,581
Total non-current liabilities	783,047	876,567
Total liabilities	1,003,442	1,314,702
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2021 and December 31, 2020; 116,541,881 and 91,086,191 shares issued at September 30, 2021 and December 31, 2020, respectively; and 109,926,367 and 85,990,499 shares outstanding at September 30, 2021 and December 31, 2020, respectively	11	9
Additional paid-in capital	1,240,231	1,088,590
Accumulated other comprehensive loss	(1,339)	(1,013)
Treasury stock, at cost	(128,803)	(98,857)
Accumulated deficit	(1,670,337)	(1,629,843)
Total stockholders’ deficit	(560,237)	(641,114)
Total liabilities and stockholders’ deficit	$443,205	$673,588

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$66,204	$53,324	$190,326	$155,083
Equipment revenue	20,968	13,201	53,090	37,001
Total revenue	87,172	66,525	243,416	192,084

Operating expenses:
Cost of service revenue	12,985	11,635	42,257	32,809
Cost of equipment revenue	12,368	8,543	31,582	24,036
Engineering, design and development	5,958	4,510	17,992	17,365
Sales and marketing	5,538	3,758	14,093	10,724
General and administrative	15,250	12,539	37,369	36,378
Depreciation and amortization	4,160	3,320	11,824	10,117
Total operating expenses	56,259	44,305	155,117	131,429
Operating income	30,913	22,220	88,299	60,655

Other (income) expense:
Interest income	(34)	(36)	(145)	(689)
Interest expense	10,943	31,199	56,577	93,595
Loss on extinguishment of debt and settlement of convertible notes	—	—	83,961	—
Other (income) expense	143	12	11	12
Total other expense	11,052	31,175	140,404	92,918

Income (loss) from continuing operations before income taxes	19,861	(8,955)	(52,105)	(32,263)
Income tax provision (benefit)	131	(65)	443	216
Net income (loss) from continuing operations	19,730	(8,890)	(52,548)	(32,479)
Net loss from discontinued operations, net of tax	(8,771)	(71,234)	(13,426)	(218,402)
Net income (loss)	$10,959	$(80,124)	$(65,974)	$(250,881)

Net income (loss) attributable to common stock per share - basic:
Continuing operations	$0.18	$(0.11)	$(0.52)	$(0.40)
Discontinued operations	(0.08)	(0.86)	(0.13)	(2.67)
Net income (loss) attributable to common stock per share - basic	$0.10	$(0.97)	$(0.65)	$(3.07)

Net income (loss) attributable to common stock per share - diluted:
Continuing operations	$0.16	$(0.11)	$(0.52)	$(0.40)
Discontinued operations	—	(0.86)	(0.13)	(2.67)
Net income (loss) attributable to common stock per share - diluted	$0.16	$(0.97)	$(0.65)	$(3.07)

Weighted average number of shares
Basic	109,345	82,707	101,189	81,892
Diluted	133,160	82,707	101,189	81,892

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$10,959	$(80,124)	$(65,974)	$(250,881)
Other comprehensive income (loss), net of tax
Currency translation adjustments	(32)	535	106	(2,067)
Cash flow hedges:
Net unrealized loss	(2)	—	(432)	—
Amount realized and reclassified to earnings	—	—	—	—
Changes in fair value of cash flow hedges	(2)	—	(432)	—
Other comprehensive income (loss), net of tax	(34)	535	(326)	(2,067)
Comprehensive income (loss)	$10,925	$(79,589)	$(66,300)	$(252,948)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities from continuing operations:
Net loss	$(52,548)	$(32,479)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	11,824	10,117
(Gain) Loss on asset disposals, abandonments and write-downs	121	64
Provision for expected credit losses	55	1,048
Deferred income taxes	147	134
Stock-based compensation expense	10,144	8,283
Amortization of deferred financing costs	3,718	4,355
Accretion and amortization of debt discount and premium	303	10,311
Losses on extinguishment of debt and settlement of convertible notes	83,961	—
Changes in operating assets and liabilities:
Accounts receivable	(520)	8,619
Inventories	(1,850)	98
Prepaid expenses and other current assets	(26,794)	1,487
Contract assets	(4,689)	(7,581)
Accounts payable	2,474	577
Accrued liabilities	16,245	(12,193)
Deferred revenue	(849)	277
Accrued interest	(7,034)	26,379
Other non-current assets and liabilities	1,647	819
Net cash provided by operating activities from continuing operations	36,355	20,315

Investing activities from continuing operations:
Proceeds from sale of property and equipment	1,000	—
Purchases of property and equipment	(2,833)	(448)
Acquisition of intangible assets—capitalized software	(1,171)	(5,915)
Purchase of interest rate cap	(8,629)	—
Net cash used in investing activities from continuing operations	(11,633)	(6,363)

Financing activities from continuing operations:
Proceeds from credit facility draw	—	26,000
Repayments of amounts drawn from credit facility	—	(6,000)
Repurchase of convertible notes	—	(2,498)
Redemption of senior secured notes	(1,023,146)	—
Proceeds from term loan, net of discount	721,375	—
Payments on term loan	(1,813)	—
Payment of debt issuance costs	(20,251)	—
Payments on financing leases	(154)	(33)
Stock-based compensation activity	(2,234)	(1,428)
Net cash provided by (used in) financing activities from continuing operations	(326,223)	16,041
Cash flows from discontinued operations:
Cash used in operating activities	(809)	(56,009)
Cash used in investing activities	—	(28,152)
Cash used in financing activities	—	(344)
Net cash used in discontinued operations	(809)	(84,505)

Effect of exchange rate changes on cash	28	(19)

Decrease in cash, cash equivalents and restricted cash	(302,282)	(54,531)
Cash, cash equivalents and restricted cash at beginning of period	435,870	177,675
Cash, cash equivalents and restricted cash at end of period	$133,588	$123,144

Cash, cash equivalents and restricted cash at end of period	$133,588	$123,144
Less: current restricted cash	25	560
Less: non-current restricted cash	330	5,101
Cash and cash equivalents at end of period	$133,233	$117,483

Supplemental Cash Flow Information:
Cash paid for interest	$59,660	$53,230
Cash paid for taxes	326	311

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended September 30, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at June 30, 2021	109,695,594	$11	$1,234,111	$(1,305)	$(1,681,296)	6,615,449	$(128,803)	$(577,282)
Net income	—	—	—	—	10,959	—	—	10,959
Currency translation adjustments, net of tax	—	—	—	(32)	—	—	—	(32)
Fair value adjustments of cash flow hedge, net of tax	—	—	—	(2)	—	—	—	(2)
Stock-based compensation expense	—	—	5,601	—	—	—	—	5,601
Issuance of common stock upon exercise of stock options	142,545	—	360	—	—	—	—	360
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	77,568	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	35	—	—	—	—	35
Issuance of common stock in connection with employee stock purchase plan	10,660	—	124	—	—	—	—	124
Settlement of convertible notes	—	—	—	—	—	—	—	—
Settlement of prepaid forward shares	—	—	—	—	—	—	—	—
Balance at September 30, 2021	109,926,367	$11	$1,240,231	$(1,339)	$(1,670,337)	6,615,449	$(128,803)	$(560,237)

	For the Three Months Ended September 30, 2020
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at June 30, 2020	84,032,343	$8	$1,085,254	$(4,858)	$(1,550,564)	5,077,400	$(98,857)	$(569,017)
Net loss	—	—	—	—	(80,124)	—	—	(80,124)
Currency translation adjustments, net of tax	—	—	—	535	—	—	—	535
Stock-based compensation expense	—	—	2,577	—	—	—	—	2,577
Issuance of common stock upon exercise of stock options	38,383	—	102	—	—	—	—	102
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	1,066,909	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(1,464)	—	—	—	—	(1,464)
Issuance of common stock in connection with employee stock purchase plan	99,647	1	196	—	—	—	—	197
Balance at September 30, 2020	85,237,282	$9	$1,086,665	$(4,323)	$(1,630,688)	5,077,400	$(98,857)	$(647,194)

	For the Nine Months Ended September 30, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2021	85,990,499	$9	$1,088,590	$(1,013)	$(1,629,843)	5,077,400	$(98,857)	$(641,114)
Net loss	—	—	—	—	(65,974)	—	—	(65,974)
Currency translation adjustments, net of tax	—	—	—	106	—	—	—	106
Fair value adjustments of cash flow hedge, net of tax	—	—	—	(432)	—	—	—	(432)
Stock-based compensation expense	—	—	16,913	—	—	—	—	16,913
Issuance of common stock upon exercise of stock options	354,942	—	904	—	—	—	—	904
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	731,640	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(3,509)	—	—	—	—	(3,509)
Issuance of common stock in connection with employee stock purchase plan	34,329	—	371	—	—	—	—	371
Settlement of convertible notes	24,353,006	2	154,439	—	—	—	—	154,441
Settlement of prepaid forward shares	(1,538,049)	—	29,946	—	—	1,538,049	(29,946)	—
Impact of the adoption of ASU 2020-06	—	—	(47,423)	—	25,480	—	—	(21,943)
Balance at September 30, 2021	109,926,367	$11	$1,240,231	$(1,339)	$(1,670,337)	6,615,449	$(128,803)	$(560,237)

	For the Nine Months Ended September 30,2020
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2020	88,240,877	$9	$979,499	$(2,256)	$(1,376,142)	—	$—	$(398,890)
Net loss	—	—	—	—	(250,881)	—	—	(250,881)
Currency translation adjustments, net of tax	—	—	—	(2,067)	—	—	—	(2,067)
Stock-based compensation expense	—	—	9,736	—	—	—	—	9,736
Issuance of common stock upon exercise of stock options	38,383	—	102	—	—	—	—	102
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	1,708,337	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(2,273)	—	—	—	—	(2,273)
Issuance of common stock in connection with employee stock purchase plan	327,085	1	743	—	—	—	—	744
Settlement of prepaid forward shares	(5,077,400)	(1)	98,858	—	—	5,077,400	(98,857)	—
Impact of the adoption of ASU 2016-13	—	—	—	—	(3,665)	—	—	(3,665)
Balance at September 30, 2020	85,237,282	$9	$1,086,665	$(4,323)	$(1,630,688)	5,077,400	$(98,857)	$(647,194)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation

The Business - Gogo Inc. (“Gogo,” the “Company,” “we,” “us,” “our”) is the world’s largest provider of broadband connectivity services for the business aviation market. Our mission is to provide ground-like connectivity to every passenger on every flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated air-to-ground (“ATG”) networks, engineer and maintain in-flight systems of proprietary hardware and software, and deliver customizable connectivity and wireless entertainment services and global support capabilities to our aviation partners. Our services include narrowband satellite-based voice and data services through our strategic alliances with satellite providers.

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

The results of operations and cash flows for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

We had one class of common stock outstanding as of September 30, 2021 and December 31, 2020.

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

Reclassifications - To conform to the current-year presentation, certain amounts in our Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2020 have been reclassified. Warranty reserves of $0.5 million have been combined in Accrued liabilities. Right-of-use assets and operating lease liabilities of $0.9 million have been combined into two captions: $0.4 million in Accrued liabilities and $0.5 million in Other long-term assets and liabilities.

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

The following table summarizes the results of discontinued operations which are presented as Net loss from discontinued operations in our Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$—	$40,498	$—	$163,800
Equipment revenue	—	3,496	—	35,750
Total revenue	—	43,994	—	199,550

Operating expenses:
Cost of service revenue	—	29,530	—	121,334
Cost of equipment revenue	—	5,984	—	31,907
Engineering, design and development	—	16,285	—	41,702
Sales and marketing	—	5,742	—	14,308
General and administrative	8,871	11,306	13,426	37,138
Impairment of long-lived assets	—	—	—	47,376
Depreciation and amortization	—	45,666	—	120,229
Total operating expenses	8,871	114,513	13,426	413,994
Operating loss	(8,871)	(70,519)	(13,426)	(214,444)

Total other (income) expense	—	315	—	3,565

Loss before income taxes	(8,871)	(70,834)	(13,426)	(218,009)
Income tax provision (benefit)	(100)	400	—	393
Net loss from discontinued operations, net of tax	$(8,771)	$(71,234)	$(13,426)	$(218,402)

Gain on sale – Upon the closing of the Transaction on December 1, 2020, we received initial gross proceeds of $386.3 million, which reflected the $400.0 million purchase price, adjusted for cash, debt, transaction expenses and working capital. The final purchase price remained subject to change due to customary post-closing purchase price adjustment procedures set forth in the purchase and sale agreement between Gogo and Intelsat that were not yet complete. In February 2021, Intelsat delivered a draft closing statement that would reduce the working capital portion of the purchase price computation by $9.4 million, which would result in Gogo returning to Intelsat $9.4 million of the initial gross proceeds. Gogo disputed certain items in Intelsat’s draft closing statement and in accordance with the terms of the purchase and sale agreement the parties submitted the disputed items to an independent accounting firm for resolution. As the post-closing purchase price adjustment was not yet finalized and therefore represented a contingent gain, $9.4 million was recorded as a deferred gain on sale included within Accrued liabilities as of September 30, 2021. During December 2020, we recognized within Gain on sale of CA business a pretax gain on sale of $38.0 million, computed as the $386.3 million of initial gross proceeds less (i) the potential $9.4 million post-closing purchase price adjustment not yet finalized, (ii) the carrying value of the assets and liabilities transferred in the Transaction and (iii) Transaction-related costs. In October 2021, the independent accounting firm engaged to resolve the working capital matter determined the final amount of the working capital adjustments to be $7.8 million. In the fourth quarter of 2021, Gogo will pay Intelsat the $7.8 million and recognize an additional Gain on sale of CA business of $1.6 million.

Stock-based compensation – In August 2020, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of our then-current employees who became employees of Intelsat in the Transaction. These modifications became effective upon the consummation of the Transaction. Pursuant to such modifications, the options and restricted stock units (“RSUs”) held by Intelsat employees generally vest on the earlier of (i) the original vesting date or (ii) November 30, 2021; provided that the employee does not voluntarily resign from and is not terminated for cause by Intelsat prior to such date. Certain of these awards vest based on conditions that are not classified as a service, market or performance condition and as a result such awards are classified as a liability. Other than mark-to-market accounting adjustments, all costs related to stock-based compensation for our prior employees who became

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

employees of Intelsat in the Transaction were recognized as of December 31, 2020. During the three- and nine-month periods ended September 30, 2021, $0.2 million and $6.8 million, respectively, was reclassified from Accrued liabilities to Additional paid-in capital as the awards vested during the respective periods.

The following is a summary of our stock-based compensation expense by operating expense line contained within the results of discontinued operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of service revenue	$—	$2,259	$—	$3,066
Engineering, design and development	—	2,712	—	3,735
Sales and marketing	—	2,141	—	2,957
General and administrative	8,862	1,409	12,717	2,319
Total stock-based compensation expense	$8,862	$8,521	$12,717	$12,077

For additional information on our stock-based compensation plans, see Note 17, “Stock-Based Compensation and 401(k) Plan.”

Other Costs Classified to Discontinued Operations – During the three- and nine-month periods ended September 30, 2021, we incurred an immaterial amount and $0.7 million, respectively, of additional costs (exclusive of the stock-based compensation expense noted above and income tax benefit) primarily due to employer-paid taxes arising from the exercise of stock options by former employees now employed by Intelsat.

3.
Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or expected to have minimal impact on our Condensed Consolidated Financial Statements.

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

The cumulative impact of using the modified retrospective approach for the adoption of ASU 2020-06 on our Unaudited Condensed Consolidated Balance Sheets as of January 1, 2021 is summarized below:

	Balance at December 31,	Impact of	Balances with Adoption of
	2020	ASU 2020-06	ASU 2020-06
Liabilities
Long-term debt	$827,968	$21,943	$849,911
Equity
Additional paid-in capital	$1,088,590	$(47,423)	$1,041,167
Accumulated deficit	$(1,629,843)	$25,480	$(1,604,363)

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

4.
Revenue Recognition

Remaining performance obligations

As of September 30, 2021, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations was approximately $90 million. The remaining unsatisfied performance obligations primarily represent connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract. We have excluded from this amount consideration from contracts that have an original duration of one year or less.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Service revenue
Connectivity	$65,185	$52,607	$187,641	$153,029
Entertainment and other	1,019	717	2,685	2,054
Total service revenue	$66,204	$53,324	$190,326	$155,083
Equipment revenue
ATG	$17,554	$10,785	$42,005	$27,285
Satellite	2,249	2,176	8,775	9,068
Other	1,165	240	2,310	648
Total equipment revenue	$20,968	$13,201	$53,090	$37,001
Customer type
Aircraft owner/operator/service provider	$66,204	$53,324	$190,326	$155,083
OEM and aftermarket dealer	20,968	13,201	53,090	37,001
Total revenue	$87,172	$66,525	$243,416	$192,084

Contract balances

Our current and non-current deferred revenue balances totaled $2.3 million and $3.1 million as of September 30, 2021 and December 31, 2020, respectively. Deferred revenue includes, among other things, fees paid for equipment and subscription connectivity products.

Our current and non-current contract asset balances totaled $16.8 million and $12.2 million as of September 30, 2021 and December 31, 2020, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings primarily for certain sales programs.

Major Customers

No customer accounted for more than 10% of revenue during the three- and nine-month periods ended September 30, 2021 and 2020 and no customer accounted for more than 10% of accounts receivable as of September 30, 2021 or December 31, 2020.

5.
Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 10, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings will be allocated between common shares and participating securities on a one-to-one basis. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Additionally, the calculation of weighted average shares outstanding as of September 30, 2021 and 2020 excludes approximately 0.6 million and 2.1 million shares, respectively, associated with the Forward Transactions.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The diluted earnings (loss) per share calculations exclude the effect of stock options, deferred stock units, restricted stock units and convertible notes when the computation is anti-dilutive. For the three-month period ended September 30, 2021, the weighted average number of shares excluded from the computation was 0.4 million shares. As a result of the net loss for the nine-month period ended September 30, 2021, and the three- and nine-month periods ended September 30, 2020, all of the outstanding shares of common stock underlying stock options, deferred stock units and restricted stock units were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2021 and 2020; however, for the reasons described above, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share (in thousands, except per share amounts):

	For the Three Months
	Ended September 30,
	2021			2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income (loss) from continuing operations	$19,730			$(8,890)
Less: Participation rights on Forward Transactions allocated to continuing operations	103			—

Basic Earnings (Loss) Per Share from Continuing Operations
Undistributed income (loss) from continuing operations	$19,627	109,345	$0.18	$(8,890)	82,707	$(0.11)

Effect of Dilutive Securities from Continuing Operations
Stock-based compensation	—	6,684		—	—
2022 Convertible Notes	1,809	17,131		—	—

Diluted Earnings (Loss) Per Share from Continuing Operations
Undistributed income (loss) from continuing operations and assumed conversions	$21,436	133,160	$0.16	$(8,890)	82,707	$(0.11)

Net loss from discontinued operations	$(8,771)			$(71,234)
Less: Participation rights on Forward Transactions allocated to discontinued operations	(46)			—

Basic Earnings (Loss) Per Share from Discontinued Operations
Undistributed loss from discontinued operations	$(8,725)	109,345	$(0.08)	$(71,234)	82,707	$(0.86)

Effect of Dilutive Securities from Discontinued Operations
Stock-based compensation	8,861	6,684		—	—
2022 Convertible Notes	—	17,131		—	—

Diluted Earnings (Loss) Per Share from Discontinued Operations
Undistributed loss from discontinued operations and assumed conversions	$136	133,160	$—	$(71,234)	82,707	$(0.86)

Earnings (loss) per share - basic			$0.10			$(0.97)
Earnings (loss) per share - diluted			$0.16			$(0.97)

	For the Nine Months
	Ended September 30,
	2021			2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss from continuing operations	$(52,548)			$(32,479)
Less: Participation rights on Forward Transactions allocated to continuing operations	—			—

Basic Loss Per Share from Continuing Operations
Undistributed loss from continuing operations	$(52,548)	101,189	$(0.52)	$(32,479)	81,892	$(0.40)

Effect of Dilutive Securities from Continuing Operations
Stock-based compensation	—	—		—	—
2022 Convertible Notes	—	—		—	—

Diluted Loss Per Share from Continuing Operations
Undistributed loss from continuing operations and assumed conversions	$(52,548)	101,189	$(0.52)	$(32,479)	81,892	$(0.40)

Net loss from discontinued operations	$(13,426)			$(218,402)
Less: Participation rights on Forward Transactions allocated to discontinued operations	—			—

Basic Loss Per Share from Discontinued Operations
Undistributed loss from discontinued operations	$(13,426)	101,189	$(0.13)	$(218,402)	81,892	$(2.67)

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Effect of Dilutive Securities from Discontinued Operations
Stock-based compensation	—	—		—	—
2022 Convertible Notes	—	—		—	—

Diluted Loss Per Share from Discontinued Operations
Undistributed loss from discontinued operations and assumed conversions	$(13,426)	101,189	$(0.13)	$(218,402)	81,892	$(2.67)

Loss per share - basic			$(0.65)			$(3.07)
Loss per share - diluted			$(0.65)			$(3.07)

6.
Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or market price. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Work-in-process component parts	$19,430	$15,405
Finished goods	10,534	12,709
Total inventory	$29,964	$28,114

7.
Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Contract assets	$3,994	$2,417
Prepaid inventories	3,340	124
Insurance receivable (1)	17,300	—
Vendor receivable	2,274	—
Tenant improvement allowance receivables	1,936	—
Other	8,077	6,393
Total prepaid expenses and other current assets	$36,921	$8,934
(1)
See Note 14, “Commitments and Contingencies,” for additional information.

Property and equipment as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Office equipment, furniture, fixtures and other	$12,007	$10,986
Leasehold improvements	12,067	12,012
Network equipment	137,917	139,884
	161,991	162,882
Accumulated depreciation	(103,588)	(99,389)
Total property and equipment, net	$58,403	$63,493

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other non-current assets as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Contract assets, net of allowances of $431 and $375, respectively	$12,831	$9,775
Interest rate cap	7,940	—
Revolving credit facility deferred financing costs	1,988	—
Other	1,998	1,711
Total other non-current assets	$24,757	$11,486

Accrued liabilities as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Accrued interest	$7,801	$17,836
Employee compensation and benefits (1)	37,493	35,516
Litigation settlement accrual (2)	17,300	—
Operating leases	7,231	8,089
Deferred gain on sale of CA business (3)	9,400	9,400
Warranty reserve	2,400	2,400
Taxes	2,370	2,022
Other	10,821	7,746
Total accrued liabilities	$94,816	$83,009
(1)
Includes $25.1 million and $19.2 million as of September 30, 2021 and December 31, 2020, respectively, expected to be paid in shares of Gogo common stock upon the vesting of certain equity awards issued to former employees now employed by Intelsat and classified within discontinued operations.
(2)
See Note 14, “Commitments and Contingencies,” for additional information.
(3)
Relates to sale of CA business. See Note 2, “Discontinued Operations,” for additional information.

Other non-current liabilities as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Asset retirement obligations	$4,749	$4,401
Deferred tax liabilities	2,012	2,108
Other	2,618	4,072
Total other non-current liabilities	$9,379	$10,581

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

As of both September 30, 2021 and December 31, 2020, our goodwill balance was $0.6 million.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Our intangible assets, other than goodwill, as of September 30, 2021 and December 31, 2020 were as follows (in thousands, except for weighted average remaining useful life):

		As of September 30, 2021			As of December 31, 2020
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	2.4	$51,186	$(37,427)	$13,759	$50,029	$(31,739)	$18,290
Other intangible assets	8.0	1,500	—	1,500	1,500	—	1,500
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—
Total amortized intangible assets		67,491	(52,232)	15,259	66,334	(46,544)	19,790

Unamortized intangible assets:

FCC Licenses		32,283	—	32,283	32,283	—	32,283

Total intangible assets		$99,774	$(52,232)	$47,542	$98,617	$(46,544)	$52,073

Amortization expense was $1.9 million and $5.7 million, respectively, for the three- and nine-month periods ended September 30, 2021 and $1.6 million and $4.6 million, respectively, for the prior-year periods.

Amortization expense for the remainder of 2021, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2021 (period from October 1 to December 31)	$1,858
2022	$4,657
2023	$2,485
2024	$992
2025	$972
Thereafter	$4,295

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

9.
Warranties

We provide warranties on parts and labor related to our products. Our warranty terms range from two to five years. Warranty reserves are established for costs that are estimated to be incurred after the sale, delivery and installation of the products under warranty. The warranty reserves are determined based on known product failures, historical experience and other available evidence, and are included in Accrued liabilities in our Unaudited Condensed Consolidated Balance Sheets. Our warranty reserve balance was $2.4 million as of both September 30, 2021 and December 31, 2020.

10.
Long-Term Debt and Other Liabilities

Long-term debt as of September 30, 2021 and December 31, 2020 was as follows (in thousands):

	September 30,	December 31,
	2021	2020
Term Loan Facility	$719,753	$—
2024 Senior Secured Notes	—	973,539
2022 Convertible Notes	102,788	215,122
Total debt	822,541	1,188,661
Less deferred financing costs	(17,299)	(19,693)
Less current portion of long-term debt	(109,348)	(341,000)
Total long-term debt	$695,894	$827,968

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes (as defined below) together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (as defined below and, together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay fees and expenses incurred in connection with the Refinancing and the Facilities (the “Transaction Costs”). The Revolving Facility is available for working capital and general corporate purposes of Gogo and its subsidiaries and was undrawn as of September 30, 2021.

As of September 30, 2021, the outstanding principal amount of the Term Loan Facility was $723.2 million, the unaccreted debt discount was $3.4 million and the net carrying amount was $719.8 million.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the Facilities. Total amortization expense was $0.7 million and $1.1 million, respectively, for the three- and nine-month periods ended September 30, 2021 and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2021, the balance of unamortized deferred financing costs related to the Facilities was $18.6 million.

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

On March 17, 2021, Gogo entered into separate, privately negotiated exchange agreements (the “March 2021 Exchange Agreements”) with certain holders of the 2022 Convertible Notes. Pursuant to the March 2021 Exchange Agreements, such holders exchanged a total of $28,235,000 aggregate principal amount of 2022 Convertible Notes for 5,121,811 shares of our common stock on March 24, 2021. The negotiated exchange rate under the March 2021 Exchange Agreements was 181.40 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which resulted in a loss on settlement of $4.4 million, which is included in Other (income) expense in our Unaudited Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2021.

On April 1, 2021, Gogo entered into a privately negotiated exchange agreement (the “GTCR Exchange Agreement”) with an affiliate of funds managed by GTCR LLC (“GTCR”). Pursuant to the GTCR Exchange Agreement, GTCR exchanged $105,726,000 aggregate principal amount of 2022 Convertible Notes for 19,064,529 shares of our common stock on April 9, 2021. The negotiated exchange rate under the GTCR Exchange Agreement was 180.32 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which resulted in a loss on settlement of $14.6 million, which is included in Other (income) expense in our Unaudited Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2021.

As of September 30, 2021, the outstanding principal amount of the 2022 Convertible Notes was $102.8 million and was classified as Current portion of long-term debt in the Unaudited Condensed Consolidated Balance Sheets.

We incurred approximately $8.1 million of issuance costs related to the 2022 Convertible Notes, of which $6.4 million and $1.7 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2022 Convertible Notes. However, upon adoption of ASU 2020-06 on January 1, 2021, the $1.7 million that was initially recorded to additional paid-in capital was reclassified and recorded as deferred financing costs, with catch-up amortization of

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

$1.0 million recorded to accumulated deficit in the Unaudited Condensed Consolidated Balance Sheets. The deferred financing costs are being amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.3 million and $1.1 million, respectively, for the three- and nine-month periods ended September 30, 2021, and $0.5 million and $1.3 million, respectively, for the prior-year periods. Amortization expense is included in interest expense in the Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $0.7 million and $2.7 million, respectively, and is included as a reduction to the carrying amount of the debt in our Unaudited Condensed Consolidated Balance Sheets. See Note 12, “Interest Costs,” for additional information.

The 2022 Convertible Notes had an initial conversion rate of 166.6667 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $6.00 per share of our common stock. Upon conversion, Gogo currently expects to settle in shares for the amount of the 2022 Convertible Notes then outstanding. Gogo may elect to deliver cash in lieu of all or a portion of such shares, and borrowings under the Revolving Facility are permitted to be used for this purpose. The shares of common stock subject to conversion are considered in the diluted earnings per share calculations under the if-converted method.

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

The Stock Price Condition was triggered for the periods from October 1, 2020 through December 31, 2020, January 1, 2021 through March 31, 2021, April 1, 2021 through June 30, 2021 and July 1, 2021 through September 30, 2021. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2022 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding May 15, 2022.

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

We paid approximately $22.6 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which were accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and were being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $1.4 million for the nine-month period ended September 30, 2021, and $0.9 million and $2.7 million, respectively, for the three- and nine-month periods ended September 30, 2020. Amortization expense is included in interest expense in the Unaudited Condensed Consolidated Statements of Operations. As of December 31, 2020, the balance of unamortized deferred financing costs related to the 2024 Senior Secured Notes was $16.6 million. The remaining unamortized deferred financing costs were written off as of May 1, 2021.

The 2024 Senior Secured Notes were redeemed on May 1, 2021 (the “Redemption Date”) at a redemption price equal to 104.938% of the principal amount of the 2024 Senior Secured Notes redeemed, plus accrued and unpaid interest to (but not including) the Redemption Date. The make-whole premium paid in connection with the redemption was $48.1 million and we wrote off the remaining unamortized deferred financing costs of $15.2 million and the remaining debt discount of $1.3 million, which together are included in Loss on extinguishment of debt and settlement of convertible notes in our Unaudited Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2021.

ABL Credit Facility

On August 26, 2019, Gogo, GIH and Gogo Finance entered into a credit agreement (the “ABL Credit Agreement”) with the other loan parties thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Morgan Stanley Senior Funding, Inc., as syndication agent, which provided for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30 million, subject to borrowing base availability, and included letter of credit and swingline sub-facilities. The obligations under the ABL Credit Agreement were guaranteed by Gogo and all of its existing and future subsidiaries, subject to certain exceptions and secured by certain collateral of the Company. On April 30, 2021, the ABL Credit Agreement and all commitments thereunder were terminated. As a result of the termination, the remaining unamortized deferred financing costs of $0.3 million were written off as of May 1, 2021 and included in Loss on extinguishment of debt and settlement of convertible notes in our Unaudited Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2021.
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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three- and nine-month periods ended September 30, 2021. We estimate that approximately $114 thousand currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedge on an ongoing basis. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statement of Cash Flows as investing activities from continuing operations.

For the three-month period ended September 30, 2021, the unrealized loss on the interest rate caps was not material. For the nine-month period ended September 30, 2021, we recorded an unrealized loss on the interest rate caps of $0.4 million, net of tax of $0.1 million. The cost of the interest rate caps will be amortized to interest expense over the life using the caplet method, from the effective date through termination date.

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

The following table presents the fair value of our interest rate derivatives included in the unaudited condensed consolidated balance sheets for the periods presented (in thousands):

		September 30,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2021	2020
Current portion of interest rate caps	Prepaid expenses and other current assets	$114	$—
Non-current portion of interest rate caps	Other non-current assets	$7,940	$—

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

The following is a summary of our interest costs for the three- and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest costs charged to expense	$9,891	$26,164	$52,556	$78,928
Amortization of deferred financing costs	937	1,484	3,718	4,355
Amortization of interest rate cap premium	—	—	—	—
Accretion of debt discount	115	3,551	303	10,312
Interest expense	10,943	31,199	56,577	93,595
Interest costs capitalized to software	61	381	240	565
Total interest costs	$11,004	$31,580	$56,817	$94,160

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

13.
Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. For leases subsequent to adoption of ASC 842, lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements for certain facilities and equipment as well as tower space and base stations. Certain facility and tower space leases have renewal option terms that have been deemed to be reasonably certain to be exercised. These renewal options extend a lease up to 15 years. We recognize operating lease expense on a straight-line basis over the lease term. As of September 30, 2021, there were no significant leases which have not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020

Operating lease cost	$3,520	$2,864
Financing lease cost:
Amortization of leased assets	3	38
Interest on lease liabilities	12	31
Total lease cost	$3,535	$2,933

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Operating lease cost	$9,684	$8,657
Financing lease cost:
Amortization of leased assets	8	219
Interest on lease liabilities	40	80
Total lease cost	$9,732	$8,956

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$10,391	$9,331
Operating cash flows used in financing leases	$40	$80
Financing cash flows used in financing leases	$154	$513
Non-cash items:
Operating leases obtained	$43,148	$2,660
Financing leases obtained	$—	$428
Weighted average remaining lease term
Operating leases	9 years	7 years
Financing leases	2 years	2 years
Weighted average discount rate
Operating leases	7.0%	10.4%
Financing leases	16.5%	11.1%

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Annual future minimum lease payments as of September 30, 2021 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2021 (period from October 1 to December 31)	$2,389	$139
2022	13,513	495
2023	12,239	289
2024	11,645	—
2025	11,079	—
Thereafter	64,230	—
Total future minimum lease payments	115,095	923
Less: Amount representing interest	(30,090)	(43)
Present value of net minimum lease payments	$85,005	$880
Reported as of September 30, 2021
Accrued liabilities	$7,231	$376
Non-current operating lease liabilities	77,774	—
Other non-current liabilities	—	504
Total lease liabilities	$85,005	$880

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

Linksmart Litigation - On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against Gogo Inc., Gogo LLC, our former subsidiary and the entity that operated our CA business (“Gogo LLC”), and eight CA airline partners in the U.S. District Court for the Central District of California alleging that CA’s redirection server and login portal infringe a patent owned by the plaintiff. The suits seek an unspecified amount of damages. Intelsat is required under its contracts with these airlines, which it assumed in the Transaction, to indemnify them for defense costs and any liabilities resulting from the suit. The Court has stayed the suits against the airline customers pending resolution of the suit against Gogo. Linksmart has also filed suit against other defendants asserting the same patent. Following the filing by one of those defendants of a petition to commence an inter partes review against the asserted patent in the U.S. Patent and Trademark Office, the Court stayed the litigation against such other defendant, Gogo Inc. and Gogo LLC, but such stay was lifted in July 2019 when the U.S. Patent and Trademark Office determined that the petitioner had not met the standard of proof required to commence the inter partes review. Since the stay was lifted, discovery has been completed and motion practice has continued. A final pre-trial conference will be held in the fourth quarter of 2021. We believe that the plaintiff’s claims are without merit and intend to continue to defend our position vigorously. The outcome of this litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer, its current Chief Financial Officer and its then-current President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to the reliability of and installation and remediation costs associated with CA’s 2Ku antenna. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018 the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019 the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and in December 2019, defendants filed a second amended complaint. In July 2020, plaintiffs filed a motion requesting leave to file a proposed third amended complaint, which was granted by the Court. Plaintiffs proceeded to file the third amended complaint in July 2020 and we filed a motion to dismiss in September 2020. In April 2021, the Court denied our motion to dismiss, and the defendants filed their answer and affirmative defenses to the third amended complaint in June 2021.

The parties engaged in mediation and reached a tentative resolution that includes a cash payment of $17.3 million (funded by our D&O insurance carriers) in exchange for a dismissal with prejudice of the class claims and full releases. As a result of this development, the Company has accrued a $17.3 million liability within Accrued liabilities and a corresponding insurance receivable in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets as of September 30, 2021. This resolution is subject to execution by the parties of a definitive settlement agreement and final approval by the court. While the Company will in good faith negotiate the terms of the definitive settlement agreement and seek court approval, there can be no assurance that these efforts will result in a settlement or, if they do, as to the timing of such settlement. We believe that the claims are without merit and will continue to defend them vigorously should the parties’ settlement efforts be unsuccessful.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Long-Term Debt:

As of September 30, 2021 and December 31, 2020, our financial assets and liabilities that are disclosed but not measured at fair value include the Term Loan Facility, the 2022 Convertible Notes, and, while outstanding, the 2024 Senior Secured Notes, which are reflected on the consolidated balance sheets at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Term Loan Facility, the 2022 Convertible Notes, and, while outstanding, the 2024 Senior Secured Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our September 30, 2021 Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, are the amount that a market participant would be willing to lend at September 30, 2021 to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility and the 2022 Convertible Notes. The calculated fair value of each of the 2022 Convertible Notes is correlated to our stock price and as a result, significant changes to our stock price could have a significant impact on the calculated fair values.

The fair value and carrying value of long-term debt as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021			December 31, 2020
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value

Term Loan Facility	$728,000	$719,753	(2)	$—	$—
2022 Convertible Notes	$302,000	$102,788		$404,000	$215,122	(3)
2024 Senior Secured Notes	$—	$—		$1,045,000	$973,539	(4)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $3.4 million as of September 30, 2021. See Note 10, “Long-Term Debt and Other Liabilities,” for further information.
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

16.
Income Tax

The effective income tax rates for continuing operations for the three- and nine-month periods ended September 30, 2021 were 0.7% and (0.9)%, respectively, compared to 0.7% and (0.7)%, respectively, for the prior-year periods. For the three- and nine-month periods ended September 30, 2021 and 2020, our income tax expense (benefit) was not significant, primarily due to the full valuation allowance against our deferred income tax assets.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. We will continue to assess whether we need to maintain all, or part, of the valuation allowance on our deferred income tax assets. A reversal of the valuation allowance may occur within the next twelve months.

We are subject to income taxation in the United States and Canada. With few exceptions, as of September 30, 2021, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2017.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three- and nine-month periods ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, we did not have a liability recorded for interest or potential penalties.

Presently, we do not require a reserve for unrecognized tax benefits, nor do we foresee any change to that position during the next 12 months.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

17.
Stock-Based Compensation and 401(k) Plan

Stock-Based Compensation — As of September 30, 2021, we maintained three stock-based incentive compensation plans (“Stock Plans”), as well as an Employee Stock Purchase Plan (“ESPP”). See Note 14, “Stock-Based Compensation,” in our 2020 10-K for further information regarding these plans. The majority of our equity grants are awarded on an annual basis.

For the nine-month period ended September 30, 2021, options to purchase 26,726 shares of common stock were granted, options to purchase 354,942 shares of common stock were exercised, 9,147 options to purchase shares of common stock were forfeited and no options to purchase shares of common stock expired. The fair value of the options granted during the nine-month period ended September 30, 2021 was approximately $0.2 million, which will be recognized over a period of one year.

For the nine-month period ended September 30, 2021, 2,538,584 RSUs were granted, 992,781 RSUs vested and 222,627 RSUs were forfeited. The fair value of the RSUs granted during the nine-month period ended September 30, 2021 was approximately $24.9 million, which will be recognized over a period of four years.

For the nine-month period ended September 30, 2021, 89,732 deferred stock units were granted and 146,128 vested. The fair value of the deferred stock units granted during the nine-month period ended September 30, 2021 was approximately $1.1 million, which will be recognized over a period of one year.

For the nine-month period ended September 30, 2021, 34,329 shares of common stock were issued under the ESPP.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations, excluding stock-based compensation expense for discontinued operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of service revenue	$145	$179	300	239
Cost of equipment revenue	141	203	336	338
Engineering, design and development	379	584	866	902
Sales and marketing	601	413	1,137	938
General and administrative	4,137	3,301	7,505	5,866
Total stock-based compensation expense	$5,403	$4,680	$10,144	$8,283

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.4 million and $1.3 million, respectively, during the three- and nine-month periods ended September 30, 2021 and $0.3 million and $0.9 million, respectively, for the prior-year periods.

18.
Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $6.0 million and $18.0 million, respectively, during the three- and nine-month periods ended September 30, 2021 and $4.5 million and $17.4 million, respectively, for the prior-year periods. Research and development costs are reported as engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

19.
Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedge	Total
Balance at January 1, 2021	$(1,013)	$—	$(1,013)
Other comprehensive income (loss) before reclassifications	106	(432)	(326)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period comprehensive income (loss)	106	(432)	(326)
Balance at September 30, 2021	$(907)	$(432)	$(1,339)

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedge	Total
Balance at January 1, 2020	$(2,256)	$—	$(2,256)
Other comprehensive income (loss) before reclassifications	(2,067)	—	(2,067)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period comprehensive loss	(2,067)	—	(2,067)
Balance at September 30, 2020	$(4,323)	$—	$(4,323)

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

•
fluctuations in our operating results;
•
the utilization of our tax losses; and
•
other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021 (the “2020 10-K”), in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 6, 2021 (the “2021 Q1 10-Q”), in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, as filed with the SEC on August 5, 2021 (the “2021 Q2 10-Q”), and in Item 1A of this Report.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2020 10-K, in Item 1A of the 2021 Q1 10-Q, in Item 1A of the 2021 Q2 10-Q and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to “years” or “fiscal” are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. Our mission is to provide ground-like connectivity to every passenger on every flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated air-to-ground (“ATG”) networks, engineer and maintain in-flight systems of proprietary hardware and software, and deliver customizable connectivity and wireless entertainment services and global support capabilities to our aviation partners. Our services include narrowband satellite-based voice and data services made available through strategic partnerships with satellite providers.

Our chief operating decision maker evaluates performance and business results for our operations, and makes resource and operating decisions, on a consolidated basis. As we do not have multiple segments, we do not present segment information in this Quarterly Report on Form 10-Q.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Aircraft online (at period end)
ATG	6,154	5,577	6,154	5,577
Satellite	4,542	4,737	4,542	4,737
Average monthly service revenue per aircraft online
ATG	$3,264	$2,996	$3,216	$2,910
Satellite	257	211	248	207
Units Sold
ATG	266	167	583	392
Satellite	22	28	169	151
Average equipment revenue per unit sold (in thousands)
ATG	$66	$65	$72	$70
Satellite	102	78	52	60

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

We believe that the assumptions and estimates associated with revenue recognition, indefinite-lived intangible assets, stock-based compensation and the valuation allowance related to our deferred income tax assets have the greatest potential impact on our Unaudited Condensed Consolidated Financial Statements. Therefore, we consider these to be our critical accounting policies and estimates.

The information presented below updates, and should be read in conjunction with, the critical accounting policies and estimates described in MD&A in our 2020 10-K. Except as set forth below, there have been no material changes to our critical accounting policies and estimates described in MD&A in our 2020 10-K.

Deferred Income Taxes - Valuation Allowance:

We account for the valuation allowance on our deferred income tax assets in accordance with Accounting Standards Codification Topic 740, Income Taxes ("ASC 740").

On a recurring basis, we assess the need for a valuation allowance related to our deferred income tax assets, which includes consideration of both positive and negative evidence to determine, based on the weight of the available evidence, whether it is more likely than not that some or all of our deferred tax assets will not be realized. In our assessment, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. A recent history of financial reporting losses is a source of objectively verifiable negative evidence. Cumulative pre-tax losses in the three-year period ending with the current quarter is considered to be negative evidence regarding future profitability. Cumulative pre-tax losses from continuing operations adjusted for certain non-recurring items resulting in positive normalized income is an objectively verifiable source of positive evidence of the ability of the Company to generate positive earnings in the future. When there is a recent history of operating losses and a return to operating profitability has not yet been demonstrated, we cannot rely on projections of future earnings for purposes of assessing recoverability of our deferred tax assets. In such cases, we use systematic and logical methods to estimate when deferred tax assets will reverse and generate tax deductions. The selection of methodologies and assessment of when temporary differences will result in deductible amounts involves significant management judgment and is inherently complex and subjective.

See Note 16, "Income Tax," to our Unaudited Condensed Consolidated Financial Statements for additional information regarding our valuation allowance related to our deferred income tax assets.

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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$66,204	$53,324	$190,326	$155,083
Equipment revenue	20,968	13,201	53,090	37,001
Total revenue	87,172	66,525	243,416	192,084

Operating expenses:
Cost of service revenue	12,985	11,635	42,257	32,809
Cost of equipment revenue	12,368	8,543	31,582	24,036
Engineering, design and development	5,958	4,510	17,992	17,365
Sales and marketing	5,538	3,758	14,093	10,724
General and administrative	15,250	12,539	37,369	36,378
Depreciation and amortization	4,160	3,320	11,824	10,117
Total operating expenses	56,259	44,305	155,117	131,429
Operating income	30,913	22,220	88,299	60,655

Other (income) expense:
Interest income	(34)	(36)	(145)	(689)
Interest expense	10,943	31,199	56,577	93,595
Loss on extinguishment of debt and settlement of convertible notes	—	—	83,961	—
Other (income) expense	143	12	11	12
Total other expense	11,052	31,175	140,404	92,918

Income (loss) from continuing operations before income taxes	19,861	(8,955)	(52,105)	(32,263)
Income tax provision (benefit)	131	(65)	443	216
Net income (loss) from continuing operations	19,730	(8,890)	(52,548)	(32,479)
Net loss from discontinued operations, net of tax	(8,771)	(71,234)	(13,426)	(218,402)
Net income (loss)	$10,959	$(80,124)	$(65,974)	$(250,881)

Three and Nine Months Ended September 30, 2021 and 2020

Revenue:

Revenue and percent change for the three- and nine-month periods ended September 30, 2021 and 2020 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change	For The Nine Months Ended September 30,		% Change
	2021	2020	2021 over 2020	2021	2020	2021 over 2020
Service revenue	$66,204	$53,324	24.2%	$190,326	$155,083	22.7%
Equipment revenue	20,968	13,201	58.8%	53,090	37,001	43.5%
Total revenue	$87,172	$66,525	31.0%	$243,416	$192,084	26.7%

Revenue increased to $87.2 million and $243.4 million, respectively, for the three- and nine-month periods ended September 30, 2021, as compared with $66.5 million and $192.1 million, respectively, for the prior-year periods, due to increases in service revenue and equipment revenue.

Service revenue increased to $66.2 million and $190.3 million, respectively, for the three- and nine-month periods ended September 30, 2021, as compared with $53.3 million and $155.1 million, respectively, for the prior-year periods, primarily due to an increase in average monthly service revenue per aircraft online, an increase in ATG aircraft online and, to a lesser extent, revenue share earned from the ATG Network Sharing Agreement with Intelsat, which went into effect in the fourth quarter of the prior year.

Equipment revenue increased to $21.0 million and $53.1 million, respectively, for the three- and nine-month periods ended September 30, 2021, as compared with $13.2 million and $37.0 million, respectively, for the prior-year periods, primarily due to increases in the number of ATG units sold, with 266 units and 583 units, respectively, sold during the three- and nine-month periods ended September 30, 2021, as compared with 167 units and 392 units, respectively, sold during the prior-year periods.

We expect service revenue to increase in the future as additional ATG aircraft come online and average monthly connectivity service revenue per ATG aircraft online increases. We expect equipment revenue to increase in the future as additional ATG units are sold.

Cost of Revenue:

Cost of revenue and percent change for the three- and nine-month periods ended September 30, 2021 and 2020 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change	For The Nine Months Ended September 30,		% Change
	2021	2020	2021 over 2020	2021	2020	2021 over 2020
Cost of service revenue	$12,985	$11,635	11.6%	$42,257	$32,809	28.8%
Cost of equipment revenue	$12,368	$8,543	44.8%	$31,582	$24,036	31.4%

Cost of service revenue increased to $13.0 million and $42.3 million, respectively, for the three- and nine-month periods ended September 30, 2021, as compared with $11.6 million and $32.8 million, respectively, for the prior-year periods, primarily due to an increase in ATG network costs as these costs are no longer shared with the divested CA business, partially offset by a credit for regulatory surcharges that we are now exempt from.

We expect cost of service revenue to increase over time, primarily due to service revenue growth and increasing ATG network costs associated with Gogo 5G.

Cost of equipment revenue increased to $12.4 million and $31.6 million, respectively, for the three- and nine-month periods ended September 30, 2021, as compared with $8.5 million and $24.0 million, respectively, for the prior-year periods, primarily due to an increase in ATG units sold.

We expect that our cost of equipment revenue will increase with growth in ATG units sold.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased to $6.0 million and $18.0 million, respectively, for the three- and nine-month periods ended September 30, 2021, as compared with $4.5 million and $17.4 million, respectively, for the prior-year periods, primarily due to an increase in personnel costs resulting from the impact on the prior-year period of cost controls implemented in response to the effect of COVID on our business.

We expect engineering, design and development expenses as a percentage of service revenue to increase in the near term, driven by Gogo 5G development costs, and decrease over the long term as the level of investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased to $5.5 million and $14.1 million, respectively, for the three- and nine-month periods ended September 30, 2021, as compared with $3.8 million and $10.7 million, respectively, for the prior-year periods, primarily due to an increase in personnel costs driven by COVID-related cost controls implemented in the prior-year periods.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively flat in the long term but increase slightly in the near term driven by Gogo 5G marketing spend.

General and Administrative Expenses:

General and administrative expenses increased to $15.3 million and $37.4 million, respectively, for the three- and nine-month periods ended September 30, 2021 as compared with $12.5 million and $36.4 million, respectively, for the prior-year periods, primarily due to an increase in stock-based compensation in the current period and an increase in personnel costs driven by COVID-related cost controls implemented in the prior-year period.

We expect general and administrative expenses as a percentage of service revenue to decrease over time as the business grows given the fixed cost nature of this category and as we realize the full run rate of completed cost savings initiatives.

Depreciation and Amortization:

Depreciation and amortization expense increased to $4.2 million and $11.8 million, respectively, for the three- and nine-month periods ended September 30, 2021, as compared with $3.3 million and $10.1 million, respectively, for the prior-year periods, primarily due to the amortization of capitalized software.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other (Income) Expense:

Other (income) expense and percent change for the three- and nine-month periods ended September 30, 2021 and 2020 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change
	2021	2020	2021 over 2020
Interest income	$(34)	$(36)	(5.6)%
Interest expense	10,943	31,199	(64.9)%
Loss on extinguishment of debt and settlement of convertible notes	—	—	nm
Other (income) expense	143	12	nm
Total	$11,052	$31,175	(64.5)%

	For The Nine Months Ended September 30,		% Change
	2021	2020	2021 over 2020
Interest income	$(145)	$(689)	(79.0)%
Interest expense	56,577	93,595	(39.6)%
Loss on extinguishment of debt and settlement of convertible notes	83,961	—	nm
Other income	11	12	(8.3)%
Total	$140,404	$92,918	51.1%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense decreased to $11.1 million for the three-month period ended September 30, 2021, as compared with $31.2 million for the three-month period ended September 30, 2020, primarily due a decrease in interest expense. Total other expense increased to $140.4 million for the nine-month period ended September 30, 2021, as compared with $92.9 million for the nine-month period ended September 30, 2020, primarily due to the loss on extinguishment of debt and settlement of convertible notes, partially offset by a decrease in interest expense.

We expect our interest expense to decrease in the future as a result of the Refinancing and the conversions and exchanges of 2022 Convertible Notes that have occurred year-to-date and the maturity or earlier conversion of the remaining 2022 Convertible Notes. Additionally, effective November 2021, the applicable margin on the floating interest rate for the Term Loan Facility will decrease 0.5% as a result of a reduction in GIH's senior secured first lien net leverage ratio. See Note 10, “Long-Term Debt and Other Liabilities” to our Unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes:

The effective income tax rates for the three- and nine-month periods ended September 30, 2021 were 0.7% and (0.9)%, respectively, compared to 0.7% and (0.7)%, respectively, for the prior-year periods. For the three- and nine-month periods ended September 30, 2021 and 2020, our income tax expense was not significant primarily due to the full valuation allowance against our deferred income tax assets. See Note 16, "Income Tax" to our Unaudited Condensed Consolidated Financial Statements for additional information.

We expect our income tax provision to increase in future periods as we generate positive pre-tax income.

Non-GAAP Measures

In our discussion below, we discuss Adjusted EBITDA and Free Cash Flow, as defined below, which are non-GAAP financial measures. Management uses Adjusted EBITDA and Free Cash Flow for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. These supplemental performance measures also provide another basis for comparing period-to-period results by excluding potential differences caused by non-operational and unusual or non-recurring items. These supplemental performance measures may vary from and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and Free Cash Flow are not recognized measurements under GAAP; when analyzing our performance with Adjusted EBITDA or liquidity with Free Cash Flow, as applicable, investors should (i) evaluate each adjustment in our reconciliation to the corresponding GAAP measure, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted EBITDA in addition to, and not as an alternative to, net income (loss) attributable to common stock as a measure of operating results and (iii) use Free Cash Flow in addition to, and not as an alternative to, consolidated net cash provided by operating activities when evaluating our liquidity.

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net income (loss) attributable to common stock before interest expense, interest income, income taxes and depreciation and amortization expense.

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

Gogo Inc.

and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA:
Net income (loss) attributable to common stock (GAAP)	$10,959	$(80,124)	$(65,974)	$(250,881)
Interest expense	10,943	31,199	56,577	93,595
Interest income	(34)	(36)	(145)	(689)
Income tax provision (benefit)	131	(65)	443	216
Depreciation and amortization	4,160	3,320	11,824	10,117
EBITDA	26,159	(45,706)	2,725	(147,642)
Stock-based compensation expense	5,403	4,680	10,144	8,283
Loss from discontinued operations	8,771	71,234	13,426	218,402
Loss on extinguishment of debt and settlement of convertible notes	—	—	83,961	—
Separation costs related to CA sale	450	—	1,170	—
Adjusted EBITDA	$40,783	$30,208	$111,426	$79,043

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$26,754	$21,498	$36,355	$20,315
Consolidated capital expenditures	(2,178)	(1,293)	(4,004)	(6,363)
Free cash flow	$24,576	$20,205	$32,351	$13,952

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Continuing operations cash flow activity:
Net cash provided by operating activities	$36,355	$20,315
Net cash used in investing activities	(11,633)	(6,363)
Net cash provided by (used in) financing activities	(326,223)	16,041
Discontinued operations cash flow activity	(809)	(84,505)
Effect of foreign exchange rate changes on cash	28	(19)
Net decrease in cash, cash equivalents and restricted cash	(302,282)	(54,531)
Cash, cash equivalents and restricted cash at the beginning of period	435,870	177,675
Cash, cash equivalents and restricted cash at the end of period	$133,588	$123,144
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$133,588	$123,144
Less: current restricted cash	25	560
Less: non-current restricted cash	330	5,101
Cash and cash equivalents at the end of the period	$133,233	$117,483

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

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net loss	$(52,548)	$(32,479)
Non-cash charges and credits	110,273	34,312
Changes in operating assets and liabilities	(21,370)	18,482
Net cash provided by operating activities	$36,355	$20,315

For the nine-month period ended September 30, 2021, net cash provided by operating activities was $36.4 million as compared with net cash provided by operating activities of $20.3 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $55.9 million improvement in net loss and non-cash charges and credits, as noted above under “—Results of Operations.”
•
A $39.9 million decrease in cash flows related to operating assets and liabilities resulting from:
o
A decrease in cash flows due to the following:
▪
Changes in accrued interest primarily due to the timing of interest payments as compared with the prior-year and reduced interest payments resulting from the Refinancing; and
▪
Changes in accounts receivable due to the timing of payments.
o
Partially offset by an increase in cash flows due to changes in contract assets during the current-year period.

For the nine-month period ended September 30, 2021, our free cash flow improved to $32.4 million as compared to $14.0 million for the prior-year period.

Cash flows provided by (used in) Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to cell site construction, software development, and data center upgrades, see “— Capital Expenditures” below. Additionally, cash used in investing activities includes the purchase of the interest rate caps during the nine-month period ended September 30, 2021.

Cash flows provided by (used in) Financing Activities:

Cash used in financing activities for the nine-month period ended September 30, 2021 was $326.2 million primarily due to the redemption of all of our outstanding 2024 Senior Secured Notes (including the make-whole premium payable under the indenture governing the 2024 Senior Secured Notes) for a redemption price totaling $1,023.1 million and the payment of $20.3 million of deferred financing fees associated with the issuance of the Facilities, offset in part by $721.4 million of gross proceeds from the Term Loan Facility.

Cash provided by financing activities for the nine-month period ended September 30, 2020 was $16.0 million primarily due to $26.0 million of proceeds from the ABL Credit Facility offset in part by the repayment of $6.0 million under the ABL Credit Facility and repayment on maturity of the outstanding $2.5 million in aggregate principal amount of the 2020 Convertible Notes on March 1, 2020.

Capital Expenditures

Our operations require capital expenditures associated with our ATG network and data centers. We capitalize software development costs related to network technology solutions. We also capitalize costs related to the build out of our office locations.

Capital expenditures for the nine-month periods ended September 30, 2021 and 2020 were $4.0 million and $6.4 million, respectively.

We expect that our capital expenditures will increase in the near-term as we build out Gogo 5G and further invest in capitalized software and decrease substantially after the Gogo 5G build out is completed.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both September 30, 2021 and December 31, 2020 included amounts in bank deposit accounts and money market funds, and we did not have any short-term investments as of either such date. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of September 30, 2021, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. We receive payments in the amounts calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of September 30, 2021 was $650.0 million. Based on our September 30, 2021 outstanding variable rate debt balance, a hypothetical one percentage point increase in the three-month LIBOR interest rate would impact our annual interest expense by approximately $0.3 million, which includes the impact of our interest rate cap at a strike rate of 0.75%. Excluding the impact of our interest rate caps, a hypothetical one percentage point increase in the three-month LIBOR interest rate would impact our annual interest expense by approximately $2.7 million. A hypothetical one percentage point decrease in the three-month LIBOR interest rate would not impact our annual interest expense due to the LIBOR floor of 0.75% in our Term Loan Facility.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. Our cash and cash equivalents as of both September 30, 2021 and December 31, 2020 included amounts in bank deposit accounts and money market funds. We believe we have minimal interest rate risk related to our cash and cash equivalents, as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three- and nine-month periods ended September 30, 2021 and 2020 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. Except as set forth in Item 1A of the 2021 Q1 10-Q and the 2021 Q2 10-Q, there have been no material changes to the risk factors previously disclosed in our 2020 10-K.

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
Date: November 4, 2021
/s/ Oakleigh Thorne
Oakleigh Thorne
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)