Form 10-Q/A
period 2021-09-30
Gogo Inc.
filed 2021-11-15
CIK 1537054

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

0

Explanatory Note

Gogo Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on November 4, 2021.

The purpose of this Amendment is to amend a statement in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) of the Form 10-Q. In the MD&A, the Company incorrectly stated that “effective November 2021, the applicable margin on the floating interest rate for the Term Loan Facility will decrease 0.5% as a result of a reduction in GIH’s senior secured first lien net leverage ratio.” The Company amends such disclosure to state that “effective November 8, 2021, the applicable annual commitment fee on the unused amount of the Revolving Facility will decrease 0.25% as a result of a reduction in GIH’s senior secured first lien net leverage ratio, which is expected to result in approximately $0.25 million in annual savings.”

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

ITEM 6. Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Previously furnished with our Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed on November 4, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.
Date: November 15, 2021
/s/ Oakleigh Thorne
Oakleigh Thorne
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)