Form 10-K
period 2021-12-31
Gogo Inc.
filed 2022-03-03
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File Number: 001-35975

Gogo Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1650905
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

105 Edgeview Dr., Suite 300

Broomfield, CO 80021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $542,628,842 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of February 25, 2022, 110,878,382 shares of $0.0001 par value common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 7, 2022 are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

Gogo Inc.

INTRODUCTORY NOTE

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, references to: (i) “we,” “us,” “our,” “Gogo,” or the “Company” refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the term means only Gogo Inc. exclusive of its subsidiaries; and (ii) “fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal year ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2021. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.

On December 1, 2020, we completed the previously announced sale of our commercial aviation (“CA”) business to a subsidiary of Intelsat Jackson Holdings S.A. (“Intelsat”) for a purchase price of $400.0 million in cash, subject to certain adjustments (the “Transaction”). As a result, all periods presented in this Form 10-K have been conformed to present the CA business as discontinued operations.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, international expansion, future technologies, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Annual Report on Form 10-K. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially under “Risk Factors,” “Quantitative and Qualitative Disclosures about Market Risk,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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
•
the impact of competition;
•
the impact of the COVID-19 pandemic and the measures implemented to combat it, including global shortages of certain electronic components and global logistics issues;
•
our ability to evaluate or pursue strategic opportunities;
•
our reliance on third parties for components, equipment and services;
•
our ability to recruit, train and retain highly skilled employees;
•
the impact of adverse economic conditions; and
•
our ability to fully utilize portions of our deferred tax assets.

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
•
our ability to protect our intellectual property rights; and
•
the impact of our use of open-source software.

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
•
the impact of increases in interest rates;
•
the impact of a substantial portion of our indebtedness being secured by substantially all of our assets; and
•
the impact of a downgrade, suspension or withdrawal of the rating assigned by a rating agency.

Risks Related to Our Common Stock

•
the volatility of our stock price;
•
the impact of adjustments by holders of our convertible debt of their hedging positions in our common stock and the forward stock purchase transactions;
•
the dilutive impact of future stock issuances, including upon conversion of our convertible debt;
•
the impact of our stockholder concentration and of our President, CEO and Chairman of the Board being a significant stockholder;
•
our ability to fulfill our obligations associated with being a public company;
•
the utilization of our tax losses; and
•
the impact of anti-takeover provisions, ownership provisions and certain other provisions in our charter, our bylaws, Delaware law, and our existing and any future credit facilities.

Item 1. Business

Who We Are

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 20 years. Our mission is to provide ground-like connectivity to every passenger on every business aviation flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated air-to-ground (“ATG”) networks and engineer and maintain in-flight systems of proprietary hardware and software. We hold the exclusive license to 4MHz of U.S. nationwide spectrum dedicated to ATG use, as well as exclusive rights to the same spectrum in Canada. We offer our customers a broad suite of integrated equipment, network and Internet connectivity products and services as well as global support capabilities. Our offerings include a customizable suite of smart cabin systems for highly integrated connectivity, in-flight entertainment and voice solutions.

As of December 31, 2021, we had approximately 6,400 ATG business aircraft online of which approximately 2,500 were equipped with our AVANCE platform and approximately 3,900 with Gogo Biz, our legacy ATG broadband system. AVANCE is a software-centric platform that enables us to offer a broad range of products and features and employ multiple spectrum frequencies and networks as new technologies emerge. Of the AVANCE aircraft online at December 31, 2021, approximately 1,700 were equipped with AVANCE L5™ and approximately 800 with AVANCE L3™, a compact version of AVANCE L5 modified for small business aircraft. As of December 31, 2021, we had over 850 paid subscribers to Gogo Vision, our in-flight video on demand entertainment service. As of such date, we also had approximately 4,600 aircraft online equipped with narrow band satellite solutions that we provide pursuant to distribution agreements with satellite providers.

We continually innovate to maintain our leading global market share and support our customers’ needs, and in May 2019, we announced our plans to build our Gogo 5G network for use on business aviation aircraft, commercial regional jets and smaller mainline jets operating within the continental United States and Canada. We continue to expect the new network to be commercially launched on a nationwide basis in the second half of 2022 and have announced completion of several key milestones including finishing construction of our seven-tower testbed, working with Duncan Aviation to complete the first-article Supplemental Type Certificate (“STC”) for the onboard 5G system and signing an agreement with Jet Edge as our 5G launch partner. Gogo 5G will support licensed and unlicensed spectrum and allow us to take advantage of new advances in technology as they are developed. We will continue to provide 3G and 4G service over our ATG networks in North America to augment performance and provide redundancy to the Gogo 5G network. Our technology roadmap includes plans for continued rapid improvement in the performance of our in-flight systems.

Our Customers and Distribution Partners

Our end users are primarily aircraft owners/operators in the business aviation market. As of December 31, 2021, our market was comprised of approximately 24,100 business aircraft in North America, of which approximately 30% have broadband connectivity, and approximately 14,600 business aircraft in the rest of the world, of which fewer than 6% have broadband connectivity.

We sell directly to every Original Equipment Manufacturer (“OEM”) of business aviation aircraft including Bombardier, Dassault Falcon, Embraer, Gulfstream, Pilatus and Textron Aviation. In the aftermarket, we sell through a global distribution network of approximately 120 independent dealers who are certified by the Federal Aviation Administration (“FAA”) as aircraft Maintenance and Repair Organizations (“MROs”). Our independent dealers market, resell and obtain FAA-required STCs for our equipment. Our customers also include fractional jet operators such as Flexjet and NetJets, charter operators such as Wheels Up, corporate flight departments and individuals owning aircraft. As of December 31, 2021, we had approximately 4,200 customers, none of which accounted for more than 10% of our revenue in 2021.

Upon the closing of the Transaction, we and Intelsat entered into a network sharing agreement (the “ATG Network Sharing Agreement”), pursuant to which we provide certain in-flight connectivity services on our ATG network to Intelsat, subject to certain revenue sharing obligations, and pursuant to which Intelsat has exclusive commercial aviation access to the ATG network in North America, subject to certain revenue guarantees. As of

December 31, 2021, our ATG network was accessible to more than 1,300 commercial aircraft, primarily regional jets, operated by Intelsat’s airline customers.

Our In-flight Internet Portfolio

We focus exclusively on aviation and implement our value proposition of offering the best products and services through a comprehensive portfolio consisting of our in-flight network, in-flight systems, in-flight services, aviation partner support and production operations functions.

In-flight Network. Our network solutions are engineered to provide industry-leading cost, capacity, coverage, reliability and aero-performance. We offer business aviation partners a variety of network solutions suitable for operation on most of the world’s business aircraft and one or more of our systems are line fit offerable on the vast majority of aircraft models manufactured by our OEM distribution partners. Our terrestrial network targets approximately 24,100 business aircraft based in North America. Such aircraft generally fly over land and are well-suited for our ATG solutions given their need for smaller antennas, lighter weight equipment and reduced equipment and operating costs.

•
North American Terrestrial Network: We operate a terrestrial network using 3 MHz of licensed spectrum in the 800 MHz band and approximately 260 terrestrial cell sites in the lower 48 states and parts of Alaska and Canada. All but one of our cell sites are leased from tower operators. As of December 31, 2021, this network supported 3.1 Mbps 3G service and 9.8 Mbps 4G service. We are currently building our Gogo 5G network, which will initially include 150 cell sites across the lower 48 states which we expect to be commercially launched by the second half of 2022. Approximately 75% of the initial Gogo 5G sites will be colocated with our current ATG network. We completed construction of our seven-tower testbed in 2021 as scheduled. The seven sites will enable us to begin to validate network performance as we continue the cell site buildout.
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
•
Passenger Entertainment Services: Through Gogo Vision, our video-on-demand product accessible from passengers’ personal electronic devices, passengers can access a large library of entertainment options, which currently include on-demand movies and television shows. Content is wirelessly updated each month through Gogo Cloudport, either in the customer’s own hanger or at Gogo Cloud locations in the Unites States and Europe. In December 2020, we launched Gogo Vision 360, a premium IFE service that includes unlimited on-demand movies and television shows along with digital magazines and a state-of-the art 3D moving map. As of December 31, 2021, we had over 850 paid subscribers to Gogo Vision.

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

Competitive Strengths

We maintain the leading global market position in connectivity for the business aviation market. We have designed our value proposition to align with our aviation partners’ priorities and we believe that our comprehensive product and service portfolio sets us apart from competitors by better meeting customer needs through:

•
Our Proprietary Networks and Exclusive Spectrum. We have developed, deployed and operated our own networks for more than 20 years, resulting in know-how and experience that we believe is unmatched by any other provider in our industry. We hold the exclusive license to the only nationwide broadband radiofrequency spectrum dedicated to ATG use, as well as exclusive rights to the same spectrum in Canada. Our proprietary ATG network provides lower latency and requires less power than the networks operated by our geosynchronous (“GEO”) satellite competitors and enables us to avoid the interference issues that can accompany use of shared, unlicensed spectrum. In addition to our ATG network, we have deployed Gogo Cloudport, which enables customers to wirelessly update Gogo Vision content while the plane is parked in the hanger.
•
Our Innovative Culture. We continuously innovate and have a strong track record of innovation in our networks. We pioneered and have led innovation in our industry for nearly 30 years, as evidenced by the three proprietary ATG network technologies that we have deployed for the business aviation market. In addition, as of February 25, 2022, we held approximately 407 U.S. and international patents, most of which relate to network technology. We are currently building our fourth ATG network – Gogo 5G – which will marry our proprietary licensed spectrum with available unlicensed spectrum to further improve the passenger experience and address the increasing demand for data-heavy interactive services like video conferencing.
•
Our Extensible, Software-centric AVANCE Platform. Our networks and systems are designed to provide the best in-flight Internet experience and highest network and system availability across the broadest range of aircraft wherever they fly, and a growing number of our installed aircraft are on the AVANCE platform. The AVANCE platform is software-centric and designed to be extensible as it includes hardware built with common components that operates on a single operating system across multiple devices. Approximately 80% of the components included in AVANCE L3 and AVANCE L5 are common across the two systems. Because of this extensibility, we can add new products, features and options, we can increase connectivity speeds by augmenting spectrum and we can add proprietary or third-party ATG or satellite networks, all with minimal or no hardware or aircraft modifications. For example, should we decide to pursue the opportunity presented by low earth orbit (“LEO”) satellite networks that are being launched over the next few years, AVANCE’s flexibility would enable us to limit required hardware upgrades to a new electronically steerable antenna and some additional wiring. We expect AVANCE’s common componentry to facilitate standardization of hardware and FAA certifications across multiple products, spectrum frequencies and networks, and we expect that such standardization will in turn increase efficiency and improve quality in functions that include supply chain, production operations and customer support.
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
•
Our Distribution Partners. Our distribution partners include every OEM of business aviation aircraft and an aftermarket network of approximately 120 dealers, many of whom we have worked with for decades. We have established trusted relationships with our distribution partners and a proven track record of generating revenues and profits for them, and they have trust and confidence in our ability to continue to do so. This facilitates our sales and our speed to market as our distribution partners are willing to invest in marketing and certification efforts for our equipment. As one example of such investment, Duncan Aviation, the largest MRO in the United States, has agreed to modify all of its STCs for the AVANCE L5 system (which cover more than 30 aircraft models manufactured by multiple OEMs) to include Gogo 5G and is already working to obtain the first-article STC.

Strategy

Our strategy is to maintain and strengthen our leadership position by leveraging the competitive strengths described above to provide high-quality, cost-effective connectivity products and services. The principal elements of our strategy include the following:

•
Enhancing our ATG networks by launching Gogo 5G and leveraging our licensed spectrum and other available spectrum to meet our customers’ increasing expectations for performance and provide the most reliable business aviation service in North America;
•
Driving penetration of the extensible AVANCE platform in order to enhance our ability to pursue opportunities for software upgrades, new technologies and new markets;
•
Offering AVANCE customers upgrades of existing products and services as well as new products and services in order to drive Average Revenue per Aircraft (“ARPA”);
•
Continuously improving our operations by, among other things, continuing to focus on common componentry in our systems in order to reduce supply chain, manufacturing and other costs and improve quality; and
•
Pursuing a balanced capital allocation strategy focused on enhancing the capacity and performance of our ATG network, reducing our leverage to an appropriate level, making strategic investments to capitalize on market opportunities and strengthen our competitive position, and returning capital to shareholders, including through, among potential other options, stock repurchases.

Competition

We compete against both equipment and GEO-satellite based telecommunications service providers to the business aviation market, including Honeywell Aerospace, Collins Aerospace, Satcom Direct, Inmarsat and ViaSat. In addition, SmartSky Networks, which in 2014 announced that it planned to launch an ATG network in the continental United States in 2016, has announced that it is currently targeting the second quarter of 2022 as the completion date for its nationwide network. We may in the future face competition from operators of LEO or other non-GEO satellite networks, including OneWeb, Starlink and Telesat, all of which have announced that they are developing in-flight connectivity systems. We believe that the principal points of competition in our market are technological capabilities, price, geographic coverage, customer service, product development, conformity to customer specifications, quality of support after the sale and timeliness of delivery and installation.

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

In accordance with these certifications, authorizations and other approvals, the FAA requires that we maintain, review and document our quality assurance processes. The FAA may visit our facilities at any time as part of our agreement for certification as a manufacturing facility and repair station to ensure that our facilities, procedures and quality control systems continue to meet FAA requirements. In addition, we are responsible for informing the FAA of significant changes to our organization and operations, product failures or defects, and any changes to our operational facilities or FAA-approved quality control systems. Other FAA requirements include training procedures and drug and alcohol screening for safety-sensitive employees working at our facilities or on aircraft.

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

U.S. Department of Transportation

The U.S. Department of Transportation (“DOT”) established an Advisory Committee on Accessible Air Transportation to negotiate and develop a proposed rule concerning accommodations for passengers with disabilities in three basic areas, including in-flight entertainment (“IFE”) and closed captioning of IFE. The Committee issued a resolution in late 2016 which included its recommendations to the DOT for a rule on IFE. However, since a final rule on IFE has not yet been issued, it is unclear how, if at all, it may impact Gogo. According to the Fall 2020 Unified Agenda of Regulatory and Deregulatory Actions posted by the Office of Information and Regulatory Affairs, Office of Management and Budget, the projected date of publication of a Notice of Proposed Rulemaking (“NPRM”) by DOT on Accessible IFE is April 2022.

Federal Communications Commission

Under the Communications Act of 1934, as amended (the “Communications Act”), the Federal Communications Commission ("FCC") licenses the spectrum that we use and regulates the construction, operation, acquisition and sale of our wireless services. The Communications Act and FCC rules also require the FCC’s prior approval of the assignment or transfer of control of an FCC license, or the acquisition, directly or indirectly, of more than 25% of the equity or voting control of Gogo by non-U.S. individuals or entities.

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

We are also subject to other federal and state consumer privacy and data security requirements. For example, Section 5 of the Federal Trade Commission (“FTC”) Act prohibits “unfair or deceptive acts or practices in or affecting commerce.” Although the FTC’s authority to regulate the non-common carrier services offered by communications common carriers has not been fully delineated, we believe that the FTC has jurisdiction over all of our services. The FTC has brought enforcement actions under the FTC Act against companies that among other things: (1) collect, use, share or retain personal information in a way that is inconsistent with the representations, commitments, and promises that they make in their privacy policies and other public statements; (2) have privacy policies that do not adequately inform consumers about the company’s actual practices; and (3) fail to reasonably protect the security, privacy and confidentiality of nonpublic consumer information.

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

Certain states have also enacted specific privacy laws to which we may be subject. For example, the California Consumer Privacy Act (“CCPA”) took effect January 1, 2020 and provides broad new privacy rights for California consumers, including, among others, the right to obtain copies of their personal information collected in the past 12 months, the ability to opt out from the sale of personal information and the right to demand deletion of personal information. The CCPA also imposes compliance requirements on companies that do business in California and collect personal information from consumers, including, among others, notice, consent and service provider requirements. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. The California Office of the Attorney General has published final regulations to implement portions of the CCPA. In addition, in November 2020 California voters passed the California Privacy Rights Act (“CPRA”) ballot initiative, which introduces significant amendments to the CCPA. The CPRA will go into effect on January 1, 2023, and new regulations are expected to be introduced in 2022.

Two other states recently enacted privacy laws: the Virginia Consumer Data Protection Act (“VCDPA”) will take effect on January 1, 2023, and the Colorado Privacy Act will take effect on July 1, 2023. These laws provide broad new privacy rights for Virginia and Colorado consumers, including the right to opt out of targeted advertising and certain profiling activities. There are currently bills pending in the Virginia legislature which would amend the VCDPA prior to its effective date. Regulations relating to the Colorado Privacy Act are expected to be introduced. Depending on these developments, the measures we are required to take to comply with these laws may be significant.

Congress and other state legislatures have also been considering legislation relating to privacy and data breaches. Should any additional laws be enacted, they could affect our business.

To the extent we collect personally identifiable information of residents in other countries, we may be subject to the data protection regulations of the relevant countries. On May 25, 2018, the General Data Protection Regulation (“GDPR”) of the European Union (“EU”) took effect, and it has imposed more restrictive privacy-related requirements for entities outside the EU that process personally identifiable information about European data subjects. EU member states also have some flexibility to supplement the GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities. Additionally, in Canada, the Personal Information Protection and Electronic Documents Act of 2000 (“PIPEDA”) and substantially similar provincial laws may impose data privacy and security obligations on the processing of personal data. The regulation of data privacy and security in other jurisdictions continues to evolve.

In addition, certain countries have laws which restrict the transfer of personally identifiable information outside of such countries. For example, both Switzerland and the member states of the EU impose restrictions on transferring such data to countries, including the U.S., that they do not deem to offer a similar standard of protection as they require. Certain mechanisms apply under Swiss and EU member state laws that permit the cross-border transfer of personal information to countries that are not deemed adequate, such as the United States. Additionally, on July 16, 2020, the European Court of Justice (the highest EU court) ruled the EU-US privacy shield to be an invalid data transfer mechanism, confirmed that the Model Standard Contractual Clauses (“SCC”) remain valid, and left unaddressed some issues regarding supplementary measures that may need to be taken to support transfers. On September 27, 2021, new versions of the SCC went into effect. Depending on the supplementary measures that may need to be taken to support transfers and implement the SCC, our ability to lawfully transfer personally identifiable information out of relevant jurisdictions to the United States or other jurisdictions may be impacted.

Other countries, such as India, have also been considering legislation regarding data protection regulation and data transfers/localization. Should any additional laws be enacted in countries in which we do business, our business could be affected.

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

We have patented certain of our technologies in the United States and certain countries outside of the United States. As of February 25, 2022, we held U.S. patents expiring on dates ranging from September 2022 to February 2040 and foreign patents expiring on dates ranging from November 2024 to July 2038. We do not believe that our business is dependent to any material extent on any single patent or group of patents that we own. We also have a number of patent applications pending both in and outside of the United States and we will continue to seek patent protection in the United States and certain other countries to the extent we believe such protection is appropriate and cost-effective.

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

We license or purchase from third parties technology, software and hardware that are critical to providing our products and services. Much of this technology, software and hardware is customized for our use and would be difficult or time-consuming to obtain from alternative vendors. We also license our proprietary technology and software to third parties to enable them to integrate such technology and software into the products they provide to us. Many of our agreements with such third parties are renewable for indefinite periods of time unless either party chooses to terminate, although some of our agreements expire after fixed periods and require renegotiation prior to expiration in order to extend the term. Among the most material of our technology-related agreements are those for modems, base stations and antennas. Our agreements for modems, base stations and antennas do not renew automatically and thus require periodic renegotiation. Such agreements, as well as certain licenses to commercially available software, are material to our business.

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

Human Capital

We believe that our success is the product of an integrated approach to talent management that touches every part of our business. Rather than focusing on individual processes, we manage our employee ecosystem holistically by encouraging behaviors, conversations, relationships and activities that represent best practices for a high performing culture. We are committed to fostering a highly engaged workforce and in turn driving satisfaction among partners and customers through initiatives that include the following:

•
Compensation: Our compensation program is designed to attract, retain and reward the best performers. In addition to carefully calibrated salaries and bonuses, which are reviewed annually, our employees benefit from a generous benefit package, including employee stock purchase and 401(k) programs. Additionally, all of our employees are eligible for equity awards through our annual equity program as a part of their compensation. We also grant additional equity awards on an annual basis to employees identified as high performers.
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
•
Recognition: Our employees’ success is celebrated. Our recognition programs include service awards, peer-to-peer recognition awards (called Gogo Props), spot bonuses for significant contributions above and beyond daily work efforts and special equity awards for high performers nominated by their managers. We believe these programs promote a positive employee experience that champions performance while creating a sense of community.
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
•
Feedback: We conduct annual employee engagement surveys to solicit feedback and help guide planning on all people-related efforts and initiatives that not only support our team members but propel our business forward.
•
Diversity & Inclusion: Gogo seeks to create an environment where each individual’s uniqueness is respected and which allows for a sense of inclusion and belonging. In 2020, Gogo formed a Diversity Council dedicated to furthering a culture of acceptance and respect for the attributes that differentiate people and/or groups. These attributes include race, ethnicity, gender, sexual orientation and physical and developmental disabilities. Current key initiatives include surveying employees regarding their lived experiences and investing in and seeking to expand our engagement with diverse professional and youth-focused organizations and Historically Black Colleges and Universities. We are also facilitating the creation of employee resource groups (“ERGs”) led by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development and improving corporate culture.

As of December 31, 2021, women and employees identifying with minority races comprised approximately 27% and 30%, respectively of our workforce. We have nine members on our Board of Directors of which one is Black and a woman. Of the five members on our senior-most Executive Leadership Team, two are women and another is Hispanic/Latinx. While Gogo promotes inclusiveness for all, we are focusing our recruiting efforts on hiring more women and individuals who are Black and have established hiring goals for the next five years.

These efforts are supported by our dedicated human resources team and led by our Executive Vice President, Chief People Experience Officer, who is responsible for developing and executing our human capital strategy and regularly updates our Board of Directors and senior management on the operation and status of our human capital activities.

We have always made the health and safety of our employees a top priority, and even more so since the COVID-19 pandemic started. We have implemented work guidelines intended to maintain high productivity while providing employees who can work remotely with the flexibility to do so. We also follow safety and cleaning protocols for those coming into our offices to ensure that we are doing everything we can to prevent the spread of COVID-19 related viruses amongst our employees and the community.

As of December 31, 2021, we had 376 employees, all of whom were full-time. No employee is a member of a labor union.

Corporate Information

Gogo Inc. is a holding company that does business through its subsidiaries. Our principal operating subsidiary is Gogo Business Aviation LLC, which is a direct, wholly-owned subsidiary of Gogo Intermediate Holdings LLC.

Our principal executive offices are located at 105 Edgeview Dr., Suite 300, Broomfield, CO 80021. Our telephone number is (303) 301-3271. Our website addresses are www.gogoair.com and www.business.gogoair.com.

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

Our business is dependent on our ability to continuously attract and retain users of our connectivity and other service offerings, and we cannot be certain that we will be successful in these efforts or that customer retention levels will not materially decline. For the fiscal years ended December 31, 2021, 2020 and 2019, the Gogo service we provided on business aircraft (which excludes service provided on commercial aircraft under the ATG Network Sharing Agreement) generated approximately 75%, 78% and 72% of our revenue from continuing operations, respectively. A significant portion of such service revenue is generated through individual subscription agreements with our customers that cover a single or small number of aircraft, with the remainder generated through subscription agreements with certain fractional or charter operators covering larger fleets of aircraft. These agreements are generally no more than one-year in duration. As such, we have no assurance that any of such customers will renew their existing agreements with us upon expiration on comparable terms or at all, including as a result of a lack of demand or dissatisfaction with our services or the availability of superior or less expensive alternatives in the market. In addition, our subscription agreements are generally terminable at will by our customers and, if terminated, we may not be able to collect amounts we would have otherwise expected to receive during the full term of the agreement. To the extent that our subscribers terminate or fail to renew their contracts with us for any reason, our business prospects, financial condition and results of operations may be materially adversely affected.

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

In addition, a portion of our revenues is derived from the provision of ATG connectivity services to commercial aircraft. Upon the closing of the Transaction, we and Intelsat entered into the ATG Network Sharing Agreement, pursuant to which we provide certain in-flight connectivity services on our ATG network to Intelsat, subject to certain revenue sharing obligations, and pursuant to which Intelsat has exclusive commercial aviation access to the ATG network in North America, subject to certain revenue guarantees. There can be no assurances that Intelsat will satisfy the revenue guarantees or maximize the revenues we could have generated if it did not have exclusive rights under the ATG Network Sharing Agreement. Revenues from the ATG Network Sharing Agreement accounted for approximately 2% of our total revenue for the fiscal year ended December 31, 2021.

We are reliant on our key OEMs and dealers for equipment sales.

Revenue from equipment sales accounted for approximately 23%, 21% and 28% of our revenue from continuing operations for the fiscal years ended December 31, 2021, 2020 and 2019, respectively. More than 90% of our equipment revenue in each such fiscal year was generated from contracts with OEMs and after-market dealers. Almost all of our contracts with OEMs and dealers are terminable at will by either party on short notice. If one or more key OEMs or dealers terminates its relationship with us for any reason or our contract expires and is not renewed, our business and results of operations may be materially and adversely affected. In addition, pursuant to many of our contracts with our OEM distribution partners, we have agreed to deliver equipment and/or services, including equipment and services not yet in production, for a fixed price and, accordingly, take the risk of any cost overruns or delays in the completion of the design and manufacturing of the product. Certain of our contracts with our OEMs also include provisions that, under specified circumstances, entitle them to the benefit of certain more favorable provisions in other equipment contracts, including with respect to pricing. These provisions, some of which have retroactive effect, may limit the benefits we realize from contracts containing such provisions. Our inability to identify and offer improved terms to a distribution partner or customer in accordance with such a provision could negatively affect our relationship with that distribution partner or customer or give rise to a claim that we are in breach of such contract.

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

Our distribution partners may be materially adversely impacted by economic downturns and market disruptions. In anticipation of changing economic conditions, OEMs in particular may be more conservative in their production, which may reduce our market opportunities. Further, unfavorable market conditions could cause one or more of our OEMs or dealers to file for bankruptcy, which may have a material adverse effect on our business, financial condition and results of operations.

Competition could result in price reduction, reduced revenue and loss of market position and could harm our results of operations.

Our equipment and service are sold in competitive markets. Some of our current or potential future competitors are larger, more diversified corporations and have greater financial, marketing, production and research and development resources. As a result, they may be better able to withstand pricing pressures and the effects of periodic economic downturns. Some of our current or future competitors may offer a broader product line or broader geographic coverage to customers. Our business and results of operations may be materially adversely affected if our competitors:

•
develop equipment or service that is superior to our equipment and service;
•
develop equipment or service that is priced more competitively than our equipment and service;
•
develop methods of more efficiently and effectively providing equipment and services; or
•
adapt more quickly than we do to new technologies or evolving customer requirements.

We believe that the principal points of competition in our business are technological capabilities, geographic coverage, price, customer service, product development, conformity to customer specifications, compliance with regulatory certification requirements, quality of support after the sale and timeliness of delivery and installation. Maintaining and improving our competitive position will require continued investment in technology, manufacturing, engineering, quality standards, marketing and customer service and support. If we do not maintain sufficient resources to make these investments or are not successful in maintaining our competitive position, our operations and financial performance will suffer. In addition, competition may subject us to downward pricing pressures. Pricing at too high a level could adversely affect our ability to gain new customers and retain current customers, while increased competition could force us to lower our prices or lose market position and could adversely affect growth prospects and profitability. We may not have the financial resources, technical expertise or support capabilities to continue to compete successfully. A prospective competitor recently announced that it currently expects its ATG network in the continental United States, originally targeted for launch in 2016, to be completed in the second quarter of 2022. Should such competitor be successful in launching the network and entering our market, we would for the first time face competition from a nationwide ATG network, which could also prompt other competitors to enter this business using the same or other ATG spectrum. Another in-flight connectivity provider has launched service on commercial aircraft in Europe using a hybrid ATG/satellite network.

We do not currently offer satellite-based broadband service, and could face competition from owners of LEO and other new non-GEO satellite constellations should they decide to enter our market. A failure to successfully respond to established and new competitors may have a material adverse impact on our business and results of operations.

The COVID-19 pandemic and the measures implemented to combat it have had, and may continue to have, a material adverse effect on our business.

The COVID-19 pandemic caused a significant decline in international and domestic business aviation travel, which materially and adversely affected our business in 2020. Beginning in March 2020, our business saw a sharp decrease in flight activity, as well as an increase in requests for account suspensions and decreases in new plan activations. Although these and other key business metrics began to recover in the third quarter of 2020 and have since reached pre-COVID levels or better, we continue to monitor the status of the pandemic in the U.S. and internationally.

Whether and to what extent COVID-19 impacts our future financial and operational performance will depend on developments that include the duration, spread and severity of the outbreak, the timetable for administering and efficacy of vaccines, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of COVID-19 on overall demand for commercial and business aviation travel, all of which are highly uncertain and cannot be predicted.

In addition to directly impacting demand for air travel, COVID-19 and related restrictions may have a material and adverse impact on other aspects of our business, including:

•
delays and difficulties in completing installations on certain aircraft; and
•
limitations on our ability to market and grow our business and to promote technological innovation.

In addition, COVID-19 has had, and may in the future continue to have, an adverse effect on our supply chain. In early 2020, many manufacturers of electronic components reduced their capacity in response to the reduced demand that accompanied the pandemic. While manufacturers have begun to increase manufacturing capacity as demand recovers from the impact of COVID-19, demand has exceeded supply in certain areas, and global shortages of electronic components have occurred. We have experienced longer lead times and encountered delays in obtaining electronic components, and we expect longer lead times and delays to continue. While we believe that we have adequate inventory or will be able to acquire sufficient electronic components to meet customer demand as currently forecasted, increases in demand combined with a continued shortage of electronic components could cause product delays or shortages. We have prepaid the suppliers of certain components to help ensure adequate supply and expect to continue to do so, and we may face price increases for certain components due to the shortages. In addition, the effects of the pandemic include global logistics issues such as shipping logjams, workforce shortages and carrier capacity constraints, all of which may negatively affect our ability to obtain electronic and other components on a timely basis. We cannot predict how long the component shortages or logistics issues will continue. Furthermore, although inflation in the United States has been relatively low in recent years, the U.S. economy has recently experienced a significant inflationary effect from, among other things, supply chain disruptions and governmental stimulus or fiscal policies adopted in response to the COVID-19 pandemic. While we cannot predict any future trends in the rate of inflation, the global COVID-19 pandemic has brought unprecedented uncertainty to the near-term economic outlook. A significant increase in inflation would raise our costs for labor, materials and services, which could negatively impact our profitability and cash flows.

At this time, we are also not able to predict whether the COVID-19 pandemic will result in long-term changes to business practices and consumer behavior, with such changes including but not limited to a long-term reduction in travel as a result of increased usage of “virtual” and “teleconferencing” products. The full extent of the ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control.

We may be unsuccessful at evaluating or pursuing strategic opportunities, which could adversely affect our revenue, financial condition and results of operation.

Our Board and management continuously assess whether shareholder value would be increased by engaging in strategic and/or financial relationships, transactions or other opportunities, including those that are suggested to us by third parties. There can be no assurance that we will pursue any strategic or financial relationship, transaction or other opportunity, the outcome of which is inherently uncertain. Further, the process of evaluating and pursuing any such relationship, transaction or other opportunity will involve the dedication of significant resources and the incurrence of significant costs and expenses. If we are unable to mitigate these or other potential risks relating to assessing and undertaking strategic opportunities, it may disrupt our business or adversely impact our revenue, financial condition and results of operation.

We depend upon third parties, many of which are single-source providers, to manufacture equipment components, provide services for our network and install and maintain our equipment.

We rely on third-party suppliers for equipment components and services that we use to provide our services. Many suppliers of critical components of our equipment are single-source providers. Components for which we rely on single-source suppliers include, among others, the antennas and modems for all systems and the equipment used at our ATG cell site base stations. If we are required for any reason (including expiration of the contract, termination by one party for material breach or other termination events) to find one or more alternative suppliers, we estimate that the replacement process could take up to two years depending upon the component, and we may not be able to contract with such alternative suppliers on a timely basis, on commercially reasonable terms, or at all. Finding and contracting with suppliers of some components may be delayed or made more difficult by current suppliers’ ownership of key intellectual property that requires alternative suppliers to either obtain rights to such intellectual property or develop new designs that do not infringe on such intellectual property. In addition, many of our components, such as the equipment used in our base stations, are highly integrated with other system components, which may further lengthen the time required for an alternative supplier to deliver a component that meets our system requirements. We also rely on third parties to provide the links between our data centers and our ground network. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services in sufficient quantities or on a timely basis consistent with our inventory needs and production schedule, our business, financial condition and results of operations may be materially adversely affected.

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

Competition for key technical personnel in high-technology industries such as ours is intense. We believe that our future success depends in large part on our continued ability to hire, train, retain and leverage the skills of qualified engineers and other highly skilled personnel needed to maintain and grow our ATG networks and related technology and develop and successfully deploy our technology roadmap and new wireless telecommunications products and technology. We may not be as successful as our competitors at recruiting, training, retaining and utilizing these highly skilled personnel. Any failure to recruit, train and retain highly skilled employees may have a material adverse effect on our business.

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

Adverse economic conditions, including economic slowdowns, may have a material adverse effect on our business.

We cannot predict the nature, extent, timing or likelihood of any economic slowdown or the strength or sustainability of any economic recovery, worldwide, in the United States or in the aviation industry. A weaker business environment could lead to a decrease in air travel, cause owners and operators of business aircraft to cut costs by reducing their purchases or use of private aircraft or their use of in-flight Internet access on such aircraft or reduce the number of airline passengers on commercial aircraft to which we supply ATG network access. Should an economic slowdown occur in the U.S. or globally, our business and results of operations may be materially adversely affected.

We may not be able to fully utilize portions of our deferred tax assets, which would negatively impact our earnings and other comprehensive income.

For the year ended December 31, 2021, our determination that we are more likely than not to realize a portion of our deferred tax assets resulted in a release of approximately $195.8 million of our valuation allowance. As discussed in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Deferred Income Taxes - Valuation Allowance,” our determination that we are more likely than not to realize a portion of our deferred tax assets represents our best estimate and considers both positive and negative factors. We considered positive factors including the sale of our CA business, the reduction in interest expense resulting from the Refinancing, strong demand for our products and services and pre-tax income from continuing operations in the third and fourth fiscal quarters of 2021. The negative factors included cumulative pre-tax losses from continuing operations in the three-year period ending with the current quarter and our relatively short history of pre-tax income from continuing operations. It is possible that there will be changes in our business, our performance, our industry or otherwise that cause actual results to differ materially from this estimate. If those changes result in significant and sustained reductions in our pre-tax income or utilization of existing tax carryforwards in future periods, additional valuation allowances may have to be recorded, which could have a material adverse impact on earnings and/or other comprehensive income.

Risks Related to Our Technology and Intellectual Property

We may be unsuccessful or delayed in developing and deploying Gogo 5G or other next generation technologies.

We are currently developing a next generation ATG network using 5G technology and unlicensed spectrum, which we intend to launch on a commercial, nationwide basis in the second half of 2022. Gogo 5G will be capable of working with different spectrum and supporting different next generation technologies. There can be no assurance that we will launch Gogo 5G or any other next generation technology in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market, due to, among other things, risks associated with: (i) our failure to design and develop a technology that provides the features and performance we require; (ii) integrating the solution with our existing ATG network; (iii) the availability of adequate spectrum; (iv) the failure of spectrum to perform as expected; (v) the failure of equipment and software to perform as expected; (vi) problems arising in the manufacturing process; (vii) our ability to negotiate contracts with suppliers on acceptable commercial and other terms; (viii) our reliance on single-source suppliers for the development and manufacturing of the core elements of the network and on other suppliers to provide certain components and services; and (ix) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. As disclosed above under the caption “—Risks Related to Our Business—The COVID-19 pandemic and the measures implemented to combat it have had, and may continue to have, a material adverse effect on our business,” we have experienced longer lead times and encountered delays in obtaining certain electronic components used in our business. For instance, manufacturing issues with respect to a 5G component necessitated manufacturing process revisions and additional testing, which delayed the delivery date for this component, and the supplier of the component has informed us that the component is taking longer than expected to manufacture, which will further delay delivery. We believe that we can accommodate the supplier’s current expectations for the delivery date for this component without affecting our service launch, but the repeated compression of our schedule related to this component could limit our ability to preserve the current schedule should other significant issues arise. If Gogo 5G or any other next generation technology fails to perform as expected or its commercial availability is significantly delayed as compared to the timelines we establish, our ability to meet users' expectations regarding our systems' performance and to effectively compete in our market may be impaired and our business, financial condition and results of operations may be materially adversely affected.

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

Our ability to offer in-flight broadband Internet access through our ATG service currently depends on our ability to maintain rights to use the 3 MHz ATG spectrum in the U.S., and our failure to do so may have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to meet increasing performance demands and expand our service offerings in the United States will depend in part upon our ability to successfully roll-out our plans to employ unlicensed spectrum in the 2.4 GHz band for concurrent use with the licensed 3 MHz spectrum and to launch Gogo 5G, and may require that we obtain additional licensed or unlicensed spectrum suitable for our use. Such spectrum may not be available to us on commercially reasonable terms or at all. Our failure to obtain adequate spectrum could have a material adverse effect on our business, financial condition and results of operations.

Additional ATG spectrum, whether licensed or unlicensed, is or may become available in the future.

While we have exclusive rights to the only broadband spectrum licensed by the FCC for ATG use and are currently the only provider offering a nationwide ATG network to business aircraft in the United States, the FCC may in the future decide to auction additional spectrum for ATG use that is not currently designated for that purpose, or a competitor could develop technology or a business plan that allows it to cost effectively use spectrum not specifically reserved for ATG, but on which ATG use is not prohibited, to provide broadband connectivity.

The availability of additional spectrum in the marketplace that is available for ATG use may increase the possibility that we may face competition from one or more other ATG service providers in the future. For example, a prospective competitor has announced that it expects to complete an ATG network in the continental U.S. in the second quarter of 2022. Such network will use the same unlicensed spectrum that we intend to aggregate with our licensed spectrum for use in our Gogo 5G network.

We could be adversely affected if we suffer service interruptions or delays, technology failures, damage to our equipment or system disruptions or failures arising from, among other things, force majeure events, cyber-attacks or other malicious activities.

Our brand, reputation and ability to attract, retain and serve our customers depend upon the reliable performance of our ground network and in-flight systems. We have experienced interruptions in these systems in the past, and we may experience service interruptions, service delays or technology or systems failures, which may be due to factors beyond our control. If we experience frequent system or network failures, our reputation, brand and customer retention could be harmed, and such failures could be material breaches of our customer contracts resulting in termination rights, penalties or claims for damages.

Our operations and services depend upon the extent to which our equipment is protected against damage or interruption from fire, floods, earthquakes, tornadoes, power loss, solar flares, telecommunication failures, break-ins, acts of war or terrorism and similar events. The capacity, reliability and security of our network infrastructure are important to the operation of our business, which may suffer in the event of system disruptions or failures, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities. Our networks may be vulnerable to these attacks and unauthorized access.

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and materially adversely affect our business and results of operations.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. We are currently facing, and may in the future face, claims that we or a supplier have violated patent, trademark or other intellectual property rights of third parties. Many companies, including our competitors, are devoting significant resources to obtaining patents that could potentially cover many aspects of our business. While we have reviewed the patent portfolios of certain competitors and other third parties, we have not exhaustively searched all patents relevant to our technologies and business and therefore it is possible that we may be unknowingly infringing the patents of others. Any infringement, misappropriation or related claims, whether or not meritorious and whether or not they result in litigation, are time-consuming, divert technical and management personnel and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our merchandizing or marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Pursuant to our contracts with certain customers, we have agreed to indemnify such customers against such claims, and our indemnification obligations generally include defending or paying for the defense of the action and paying any judgments or other costs assessed against the customer in the event of an adverse outcome. In most cases, our contracts do not cap our indemnification obligations. In addition, certain of our suppliers do not indemnify us for third-party infringement or misappropriation claims arising from our use of supplier technology, and we may be liable in the event of such claims. Our inability to meet our indemnification obligations and our customers terminating or failing to renew their contracts may have a material adverse effect on our business and financial condition.

We or our technology suppliers may be unable to continue to innovate and provide products and services that are useful to customers and passengers.

The market for our services is characterized by evolving technology, changes in customer and passenger needs and performance expectations, and frequent new service and product introductions. Our success will depend, in part, on our and our suppliers’ ability to continue to enhance existing technology and services or develop new technology and services on a timely and cost-effective basis. If we or our suppliers fail to adapt quickly enough to changing technology, customer requirements and/or regulatory requirements, our business and results of operations may be materially adversely affected. We expect to have to invest significant capital to keep pace with innovation and changing technology, and if the amount of such investment exceeds our plans or the amount of investment permitted under the Credit Agreement, it may have a material adverse effect on our results of operations.

As is common in industries like ours, changing technology may result in obsolescence as we implement new technologies and products and retire old technologies and products. As we encounter such obsolescence, we need to ensure that we have a sufficient supply of parts, products and equipment compatible with our existing technology, as well as access to maintenance, repair and other critical support services, until the transition is completed. Certain suppliers may determine to stop manufacturing and supplying end-of-life parts, products and equipment, or may stop providing related services, prior to completion of our transition. In the event that we are unable to obtain sufficient inventory from existing suppliers we would be required to engage new suppliers who have access to the intellectual property required to manufacture and support components that meet our specifications, and we may be unable to contract with such suppliers on commercially reasonable terms, or at all. We have implemented policies and procedures intended to ensure that we timely anticipate technology and product transitions and have access to sufficient inventory and services, but if such policies prove ineffective and we are unable to continue to engage suppliers with the capabilities or capacities required by our business to effect a transition, or if such suppliers fail to deliver quality products, parts, equipment and services in sufficient quantities or on a timely basis consistent with our schedule, our business, financial condition and results of operations may be materially adversely affected. In addition, following our retirement of end-of-life technologies and products, we may find that we have either obsolete or excess inventory on hand and might have to write off unusable inventory, which could have a material adverse effect on our results of operations.

We may be unable to protect our intellectual property rights.

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

Our use of open-source software could limit our ability to commercialize our technology.

Open-source software is software made widely and freely available to the public in human-readable source code form, usually with liberal rights to modify and improve such software. Some open-source licenses require as a condition of use that proprietary software that is combined with licensed open-source software and distributed must be released to the public in source code form and under the terms of the open-source license. Accordingly, depending on the manner in which such licenses were interpreted and applied, we could face restrictions on our ability to commercialize certain of our products and we could be required to: (i) release the source code of certain of our proprietary software to the public, including competitors, if the open-source software was linked in a manner that would require such release of our proprietary software source code; (ii) seek licenses from third parties for replacement software; and/or (iii) re-engineer our software in order to continue offering our products. Such consequences may materially adversely affect our business.

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

As discussed in more detail in the section entitled “Business—Licenses and Regulation—Federal Aviation Administration,” FAA approvals required to operate our business include STCs and Parts Manufacture Approval (PMA). While our distribution partners are responsible for obtaining STCs, obtaining PMAs is an expensive and time-consuming process that requires significant focus and resources. Prior to installation of our equipment, any inability to obtain, delay in obtaining (including as a result of a government shutdown or funding shortages), or change in, needed FAA certifications, authorizations, or approvals, could have an adverse effect on our ability to meet our installation commitments, manufacture and sell parts for installation on aircraft, or expand our business.

Following installation of our equipment, if we were to discover that our equipment or components of our equipment were not in compliance with specifications on which the STC authorizing installation was based, or if the FAA’s requirements changed, our non-compliance could result in our incurring material costs to inspect and in some circumstances modify or replace such equipment, and could in rare circumstances result in our system being turned off or installed aircraft being grounded. If we fail to comply with the FAA’s many regulations and standards that apply to our activities, we could lose the FAA certifications, authorizations, or other approvals on which our manufacturing, installation, maintenance, preventive maintenance and alteration capabilities are based. In addition, from time to time, the FAA or comparable foreign agencies adopt new regulations or amend existing regulations. The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, our compliance costs would likely increase.

As a broadband Internet provider, we must comply with CALEA, which requires communications carriers to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. Currently, our CALEA solution is fully deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays in complying or failure to comply with, CALEA or similar obligations. Such enforcement actions could subject us to fines, cease and desist orders or other penalties, all of which may materially adversely affect our business and financial condition. Further, to the extent the FCC adopts additional capability requirements applicable to broadband Internet providers, its decision may increase the costs we incur to comply with such regulations.

We are also subject to regulation by certain foreign laws and regulatory bodies, including ISED, which issued our exclusive Canadian ATG subordinate spectrum license and regulates our use of the spectrum licensed to us.

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

In the ordinary course of our business, we or our third-party providers collect, process and store sensitive data, including personal information of our employees. The secure processing, maintenance and transmission of this information (and other sensitive data such as our proprietary business information and that of our customers and suppliers) is critical to our operations and business strategy. We depend on the security of our networks and, in part, on the security of the network infrastructures of our third-party providers of telecommunications, cloud computing, customer support and other vendors. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or compromised due to employee error, malfeasance, hardware or software defects or other disruptions. Further, our in-cabin network operates as an open, unsecured Wi-Fi hotspot, and non-encrypted transmissions users send over this network may be vulnerable to access by other users on the same plane. Unauthorized use of our, or our third-party service providers’, networks, computer systems and services could potentially jeopardize the security of confidential information, including personal information of passengers using our service. Data security threats are constantly evolving and may be difficult to anticipate or to detect for long periods of time. There can be no assurance that any security measures we, or third parties, take will be effective in preventing these activities, given the constantly changing nature of the threats. Any such security incidents, unauthorized access or disclosure, or other loss of information could result in legal claims or proceedings and liability under our contracts with certain customers, which generally require us to indemnify the customer for passenger and other third-party claims arising from data security breaches. In addition, such incidents may disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, all of which may have a material adverse effect on our business prospects, financial condition and results of operations.

Failure to protect confidential user data or to provide users with adequate notice of our privacy policies could also subject us to investigations and regulatory penalties imposed by United States federal and state regulatory agencies, non-U.S. regulatory agencies or courts. For example, the FTC could assert jurisdiction to impose penalties if it found our privacy policies or security measures to be inadequate under existing federal law. As discussed in more detail in the section entitled “Business—Licenses and Regulation—Privacy and Data Security-Related Regulations,” we could also be subject to certain state laws, including so-called “mini-FTC Acts”, that impose data breach notification requirements, specific data security obligations, or other consumer privacy-related requirements. Our failure to comply with any of these rules or regulations may have a material adverse effect on our business, financial condition and results of operations.

We also must comply with certain Communications Act and FCC privacy and data security rules for our voice services, including certain provisions applicable to customer proprietary network information. Our failure to comply with these requirements may have a material adverse effect on our business, financial condition and results of operations.

Other countries in which we may operate or from which our services may be offered, including those in the European Union (“EU”), also have certain privacy and data security requirements that may apply to our business, either now or in the future. These countries’ laws may in some cases be more stringent than the requirements in the United States. For example, European Union member countries have specific requirements relating to cross-border transfers of personal information to certain jurisdictions, including to the United States. In addition, some countries have stricter consumer notice and/or consent requirements relating to personal information collection, use or sharing. Moreover, international privacy and data security regulations have become more complex. In May 2018, the GDPR took effect, which has imposed even more restrictive privacy-related requirements. EU member states also have some flexibility to supplement the GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities. Similarly, PIPEDA and substantially similar Canadian provincial laws impose data privacy and security obligations on our processing of personal data. Despite the substantial preparation and related expenditures that we have undertaken to be in compliance with international privacy laws, there can be no assurance that we are or will continue to be in compliance. The regulation of data privacy and security in the EU and in other jurisdictions continues to evolve, and it is not possible to predict the ultimate effect of evolving regulation and implementation over time.

Certain states have also enacted specific privacy laws to which we may be subject. For example, the California Consumer Privacy Act (“CCPA”) took effect January 1, 2020 and provides broad new privacy rights for California consumers, including, among others, the right to obtain copies of their personal information collected in the past 12 months, the ability to opt out from the sale of personal information, and the right to demand deletion of personal information. The CCPA also imposes compliance requirements on companies that do business in California and collect personal information from consumers, including, among others, notice, consent, and service provider requirements. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The California Office of the Attorney General has published final regulations to implement portions of the CCPA. In addition, in November 2020, California voters passed the California Privacy Rights Act (“CPRA”) ballot initiative, which introduces significant amendments to the CCPA. The CPRA will go into effect on January 1, 2023, and new regulations are expected to be introduced.

In addition, two other states recently enacted specific privacy laws: the VCDPA will take effect on January 1, 2023, and the Colorado Privacy Act will take effect on July 1, 2023. These laws provide broad new privacy rights for Virginia and Colorado consumers, including the right to opt out of targeted advertising and certain profiling activities. There are currently bills pending in the Virginia legislature which would amend the VCDPA prior to its effective date. Regulations relating to the Colorado Privacy Act are expected to be introduced. Depending on these developments, the measures we are required to take to comply with these laws may be significantly impacted.

Our failure to comply with GDPR, CCPA, CPRA, VCDPA, Colorado Privacy Act, PIPEDA or other privacy or data security-related laws, rules or regulations imposed by U.S. federal or state governments or agencies or foreign governments or agencies could result in material penalties imposed by regulators or cause us to be in material breach under our airline agreements, which may have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which requires us to diligence, disclose and report whether or not our products contain certain minerals and metals, known as “conflict minerals.” These requirements could adversely affect the sourcing, availability and pricing of certain of the materials used in the manufacture of components in our products and equipment. In addition, we have incurred, and will continue to incur, costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities.

Risks Related to Our Indebtedness

For definitions of capitalized terms used and not defined in the following Risk Factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

We and our subsidiaries have substantial debt and may incur substantial additional debt in the future, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and reduce the value of your investment.

As of December 31, 2021, we had total consolidated indebtedness of approximately $824.2 million, including $721.4 million outstanding under the Term Loan Facility and $102.8 million aggregate principal amount outstanding of our 2022 Convertible Notes.

We and our subsidiaries may incur additional debt in the future, including up to $100.0 million under the Revolving Facility, which could increase the risks described below and lead to other risks. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

•

a meaningful portion of our cash flows from operations is expected to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•

our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes may be limited, and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

•

we may be at a competitive disadvantage compared to our competitors with less debt or with comparable debt at more favorable interest rates and which, as a result, may be better positioned to withstand economic downturns;

•	our ability to refinance indebtedness may be limited or the associated costs may increase;
•	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future;
•	it may be difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on and acceleration of such indebtedness;
•	we may be more vulnerable to general adverse economic and industry conditions; and
•

our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures could be limited, or we may be prevented from making capital investments that are necessary or important to our operations in general, our growth strategy and our efforts to improve operating margins of our business units.

We may have future capital needs and may not be able to obtain additional financing to fund our capital needs on acceptable terms, or at all.

We have from time to time evaluated, and we continue to evaluate, our potential capital needs in light of increasing demand for our services, limitations on bandwidth capacity and performance and generally evolving technology in our industry. We may utilize one or more types of capital raising in order to fund any initiative in this regard, including the issuance of new equity securities and new debt securities, including debt securities convertible into our common stock. Our ability to generate positive cash flows from operating activities and the extent and timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to execution of our current technology roadmap, including continuing development and deployment of Gogo 5G and other future technologies. The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms or at all or our operating cash flows may be insufficient to satisfy our financial obligations under the indenture governing the 2022 Convertible Notes, the 2021 Credit Agreement and other indebtedness outstanding from time to time.

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

The agreements and instruments governing our debt contain restrictions and limitations that could adversely impact our ability to operate our business.

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

Our debt outstanding under the Term Loan Facility bears interest, and any indebtedness under our Revolving Facility would bear interest, at variable rates. While we have entered into interest rate caps to hedge a portion of our exposure, we remain subject to interest rate risk under these facilities. Increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows.

Any indebtedness under our 2021 Credit Agreement may bear interest at variable rates that use the London inter-bank offered rate (“LIBOR”). In addition, any payments made under our interest rate caps are based on the three-month LIBOR interest rate. The upcoming cessation of the availability of LIBOR may adversely affect our business, financial position, results of operations and cash flows. On July 27, 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop encouraging or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings (the “LIBOR Announcement”). No modification has been made to our 2021 Credit Agreement relating to the applicable benchmarks for borrowings, although such changes may be required or otherwise made in the future.

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

Indebtedness under the Facilities is secured by substantially all of our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities, if we were to become insolvent, to the extent the value of such assets exceeded the amount of our secured indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

Indebtedness under the Facilities is secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under the 2021 Credit Agreement, to the extent amounts were outstanding under the Facilities, the lenders party to the 2021 Credit Agreement would have a prior right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations under the 2021 Credit Agreement, resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

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

The trading price of our common stock has been volatile since our IPO, which occurred on June 21, 2013 and in which shares of common stock were sold at a price of $17.00 per share. From the IPO date through February 25, 2022, the price of our common stock has ranged from a closing low of $1.40 per share to a closing high of $34.34 per share. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate widely in response to various factors, many of which are beyond our control. They include:

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

We may issue additional shares of common stock or other equity or debt securities convertible into common stock from time to time in connection with a financing, acquisition, litigation settlement, employee arrangement, as consideration to third-party service or equipment providers or otherwise. In addition, a substantial number of shares of our common stock are reserved for issuance upon the conversion of the 2022 Convertible Notes. The conversion of some or all of the remaining 2022 Convertible Notes may dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion. In November 2021, we informed the trustee under the indenture governing the 2022 Convertible Notes that we intend to settle any conversions of the 2022 Convertible Notes occurring after November 15, 2021 in shares of our common stock. The 2022 Convertible Notes are convertible at the election of holders and, to date, approximately $1.0 million of 2022 Convertible Notes were converted into shares of common stock. In addition, approximately $134.0 million of 2022 Convertible Notes have been exchanged for shares of common stock pursuant to privately negotiated exchange agreements. We may issue additional shares of common stock upon any future conversion or exchange of 2022 Convertible Notes pursuant to their terms or otherwise. Any sales in the public market of the common stock issuable upon such conversion or exchange could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2022 Convertible Notes may encourage short selling by market participants because the conversion of the 2022 Convertible Notes could be used to satisfy short positions. In addition, the anticipated conversion of the 2022 Convertible Notes into shares of our common stock could depress the price of our common stock.

Additional shares of common stock are also issuable upon exercise of outstanding stock options. We may also reserve additional shares of our common stock for issuance upon the exercise of stock options or other similar forms of equity incentives. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

A few significant stockholders, including affiliates of Oakleigh Thorne, our Chairman of the Board, President, and CEO, could exert influence over our company, and if the ownership of our common stock continues to be concentrated, or becomes more concentrated in the future, it could prevent our other stockholders from influencing significant corporate decisions.

As of December 31, 2021, Oakleigh Thorne, our President and CEO and the Chairman of our Board of Directors, and the entities affiliated with Mr. Thorne (the “Thorne Entities”) beneficially owned approximately 24% of the outstanding shares of our common stock, and funds managed by GTCR LLC (“GTCR”) beneficially owned approximately 29% of the outstanding shares of our common stock. As a result, either the Thorne Entities or GTCR alone is able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions and the election of directors. Such ability to influence may reduce the market price of our common stock. In addition, together, GTCR and the Thorne Entities would be able to exercise control over such matters, which similarly may reduce the market price of our common stock.

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

As a public company, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and the related rules and regulations of the SEC, as well as NASDAQ rules, require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We are also required under Sarbanes-Oxley to document and test the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Our ability to maintain the effectiveness of our internal controls will depend, in part, on our ability to transition responsibility for certain internal control processes from personnel whom we no longer employ following the Transaction to our employees. Any failure to maintain effective controls or implement required new or improved controls may materially adversely affect our results of operations or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our consolidated financial statements. This could result in a decrease in the value of our common stock. Failure to comply with Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, NASDAQ, or other regulatory authorities.

The utilization of our tax losses could be substantially limited if we experienced an “ownership change” as defined in the Internal Revenue Code.

As of December 31, 2021, we had approximately $689 million in federal and $523 million in state NOLs. The federal NOLs begin to expire in 2031. The state NOLs expire in various tax years beginning in 2022. Under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as an increase of more than 50% of the value of the Company’s stock owned by certain “5-percent shareholders,” as such term is defined in Section 382 of the Code, in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited.

In September 2020, our Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent, and declared a dividend of one Right for each outstanding share of common stock of the Company outstanding on the record date of October 2, 2020, to the stockholders of record on that date. The Rights Agreement is designed to facilitate the Company’s ability to protect its NOLs and certain other tax attributes in order to be able to offset potential future income taxes for federal income tax purposes. The Rights Agreement may make it more difficult for the Company to undergo an ownership change by deterring a third party from acquiring 4.9% or more of the shares of our common stock. This may adversely affect the marketability of our common stock by discouraging any individual, firm, corporation, partnership or other person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more shares of our common stock then outstanding. In addition, although the Rights Agreement is intended to reduce the likelihood of an ownership change that could adversely affect utilization of our NOLs, there is no assurance that the Rights Agreement will prevent all transfers that could result in such an ownership change. We may experience ownership changes in the future as a result of subsequent shifts in our common stock ownership, some of which may be outside of our control, including through conversions of the 2022 Convertible Notes. In addition, pursuant to the terms of the Rights Agreement, our Board of Directors may determine that it is in the best interests of the Company to exempt certain transactions, that could result in an ownership change, from triggering the Rights Agreement. If an ownership change occurs and our ability to use our NOLs is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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
•
Establishment of a classified Board of Directors, as a result of which our board is divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting;
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

If we undergo a fundamental change, as defined in the indenture governing the 2022 Convertible Notes, holders may require us to purchase the 2022 Convertible Notes for cash, subject to certain conditions. In addition, under the terms of the 2021 Credit Agreement, a takeover of our company would allow the administrative agent and/or the lenders to terminate their commitments under the 2021 Credit Agreement and declare any and all outstanding amounts to be due and payable. These provisions may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Currently, we lease approximately 120,000 square feet for our business in Broomfield, Colorado, under a lease agreement that expires in 2029. In addition, we lease approximately 11,700 square feet in Chicago, Illinois for those of our employees who live in the metropolitan Chicago area under a lease agreement that expires on May 31, 2032. We believe that our existing facilities will be adequate for the foreseeable future.

Item 3. Legal Proceedings

We are subject to several lawsuits arising out of the conduct of our business. See Note 18, "Commitments and Contingencies," to our consolidated financial statements for a discussion of litigation matters.

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

Holders of Record

As of February 25, 2022, there were 37 stockholders of record of our common stock, and the closing price of our common stock was $14.08 per share as reported on the NASDAQ. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (“S&P 500”) and the Nasdaq Composite Index (“NASDAQ Composite”) for the period from December 31, 2016 through December 31, 2021, the last trading day of 2021. The graph assumes that $100 was invested at the market close on December 31, 2016 in our common stock, the S&P 500 and the NASDAQ Composite and assumes reinvestments of dividends, if any. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6. [Reserved]

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

On December 1, 2020, we completed the previously announced sale of our commercial aviation (“CA”) business to a subsidiary of Intelsat Jackson Holdings S.A. (“Intelsat”) for a purchase price of $400.0 million in cash, subject to certain adjustments (the “Transaction”). As a result, all periods presented in our consolidated financial statements and other portions of this Annual Report on Form 10-K have been conformed to present the CA business as discontinued operations.

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

Our chief operating decision maker evaluates performance and business results for our operations, and makes resource and operating decisions, on a consolidated basis. As we do not have multiple segments, we do not present segment information in this Annual Report on Form 10-K.

Impact of COVID-19 Pandemic

The COVID-19 pandemic caused a significant decline in international and domestic business aviation travel, which materially and adversely affected our business in 2020. Beginning in March 2020, our business saw a sharp decrease in flight activity, as well as an increase in requests for account suspensions and decreases in new plan activations. Although these and other key metrics began to recover in the third quarter of 2020 and have since reached pre-COVID levels or better, we continue to monitor the status of the pandemic in the United States and internationally. We are unable to predict whether COVID-19 will have a material adverse effect on our business in the future or with what degree of severity or over what length of time such impact may occur.

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the business aviation industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•
costs associated with the implementation of, and our ability to implement on a timely basis, our technology roadmap, including upgrades to and installation of the ATG technologies we currently offer, Gogo 5G, and any other next generation or other new technology;
•
our ability to manage issues and related costs that may arise in connection with the implementation of our technology roadmap, including technological issues and related remediation efforts and failures or delays on the part of antenna and other equipment developers and providers, some of which are single-source;
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

	For the Years Ended December 31,
	2021	2020	2019
Aircraft online (at period end)
ATG	6,400	5,778	5,669
Satellite	4,567	4,702	5,001
Average monthly connectivity service revenue per aircraft online
ATG	$3,238	$2,951	$3,113
Satellite	250	212	249
Units sold
ATG	869	667	909
Satellite	205	199	560
Average equipment revenue per unit sold (in thousands)
ATG	$71	$68	$69
Satellite	54	59	39

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

Key Components of Consolidated Statements of Operations

As a result of the Transaction, all periods presented in this Annual Report on Form 10-K have been conformed to present the CA business as a discontinued operation. We report the financial results of discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. The results of operations and cash flows of a discontinued operation are restated for all comparative periods presented. Refer to Note 2, "Discontinued Operations," to our consolidated financial statements for further information.

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

Before closing the Transaction, we operated two divisions – business aviation (“BA”) and commercial aviation (“CA”). In January 2019, BA assumed responsibility for operating and maintaining our ATG network and was allocated the majority of the ATG network costs incurred in fiscal year 2019. In January 2020, we adopted a new allocation methodology for the ATG network costs utilizing pricing and usage for each of CA and BA. This allocation methodology has been applied retrospectively to prior periods presented as the CA business is reported in discontinued operations. Upon the completion of the Transaction, we ceased allocating ATG network costs to the divested CA business.

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

We believe that the assumptions and estimates associated with the valuation allowance related to our deferred income tax assets have the greatest potential impact on and are the most critical to aid in fully understanding and evaluating our reported financial results, and that they require our most difficult, subjective or complex judgments, resulting from the need to make estimates. For a discussion of our significant accounting policies to which many of these critical estimates relate, see Note 3, "Summary of Significant Accounting Policies," to our consolidated financial statements.

Note that these critical accounting estimates relate solely to our continuing operations. The accounting policies related to our discontinued operations are discussed in Note 2, "Discontinued Operations," to our consolidated financial statements.

Deferred Income Taxes - Valuation Allowance:

We account for the valuation allowance on our deferred income tax assets in accordance with Accounting Standards Codification Topic 740, Income Taxes ("ASC 740").

On a recurring basis, we assess the need for a valuation allowance related to our deferred income tax assets, which includes consideration of both positive and negative evidence to determine, based on the weight of the available evidence, whether it is more likely than not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, the scheduled expiration of our net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years (if permitted under tax law) and tax planning strategies. We have a recent history of financial reporting losses, resulting in cumulative pre-tax losses in the three-year period ending with the current quarter which is objectively verifiable negative evidence regarding future profitability. Cumulative pre-tax losses from continuing operations adjusted for the reduction in interest expense resulting from the Refinancing (as defined below) result in positive normalized income over the same three-year period. This is objectively verifiable positive evidence of our ability to generate positive earnings in the future.

When there is a recent history of operating losses and a return to operating profitability has not yet been demonstrated, we cannot rely on projections of future earnings for purposes of assessing recoverability of our deferred tax assets and instead must use our historical earnings for this assessment. In such cases, we use systematic and logical methods to estimate when deferred tax assets will reverse and generate tax deductions. The selection of methodologies and assessment of when temporary differences will result in deductible amounts involves significant management judgment and is inherently complex and subjective. Our determination that we are more likely than not to realize a portion of our deferred tax assets represents our best estimate and considers both positive and negative factors. We considered positive factors including the sale of our CA business, the reduction in interest expense resulting from the Refinancing, strong demand for our products and services and pre-tax income from continuing operations in the third and fourth fiscal quarters of 2021. The negative factors included cumulative pre-tax losses from continuing operations in the three-year period ending with the current quarter and our relatively short history of pre-tax income from continuing operations. It is possible that there will be changes in our business, our performance, our industry or otherwise that cause actual results to differ materially from this estimate. If those changes result in significant and sustained reductions in our pre-tax income or utilization of existing tax carryforwards in future periods, additional valuation allowances may have to be recorded with corresponding adverse impacts on earnings and/or other comprehensive income. Such adverse impacts may be material.

For the year ended December 31, 2021, our determination that we are more likely than not to realize a portion of our deferred tax assets resulted in a release of approximately $195.8 million of our valuation allowance. The remaining valuation allowance is still required for deferred tax assets related to certain state and foreign NOLs, capital losses, and the Section 163(j) interest limitation carryforward, as we determined that it was more likely than not that, as of December 31, 2021, these deferred tax assets will not be realized.

See Note 16, "Income Tax," to our consolidated financial statements for additional information.

Recent Accounting Pronouncements

See Note 3, "Summary of Significant Accounting Policies," to our consolidated financial statements for additional information.

Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of operations. The information contained in the table below should be read in conjunction with our consolidated financial statements and related notes.

Consolidated Statements of Operations Data

(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Service revenue	$259,583	$211,987	$221,922
Equipment revenue	76,133	57,731	87,063
Total revenue	335,716	269,718	308,985
Operating expenses:
Cost of service revenue (exclusive of items shown below)	56,103	45,073	42,142
Cost of equipment revenue (exclusive of items shown below)	46,092	39,299	51,744
Engineering, design and development	24,874	25,227	26,013
Sales and marketing	20,985	15,135	21,236
General and administrative	51,554	54,467	54,628
Depreciation and amortization	15,482	14,166	16,690
Total operating expenses	215,090	193,367	212,453
Operating income	120,626	76,351	96,532
Other (income) expense:
Interest income	(191)	(722)	(4,000)
Interest expense	67,472	125,787	130,473
Loss on extinguishment of debt and settlement of convertible notes	83,961	—	57,962
Other (income) expense	25	(9)	31
Total other expense	151,267	125,056	184,466
Loss from continuing operations before income taxes	(30,641)	(48,705)	(87,934)
Income tax provision (benefit)	(187,230)	(146)	563
Net income (loss) from continuing operations	156,589	(48,559)	(88,497)
Net loss from discontinued operations, net of tax	(3,854)	(201,477)	(57,507)
Net income (loss)	$152,735	$(250,036)	$(146,004)

Years Ended December 31, 2021 and 2020

Revenue:

Revenue and percent change for the years ended December 31, 2021 and 2020 were as follows (in thousands, except for percent change):

	For the Years Ended		% Change
	December 31,		2021 over
	2021	2020	2020
Service revenue	$259,583	$211,987	22.5%
Equipment revenue	76,133	57,731	31.9%
Total revenue	$335,716	$269,718	24.5%

Revenue increased to $335.7 million for the year ended December 31, 2021, as compared with $269.7 million for the prior year, due to increases in service and equipment revenue.

Service revenue increased to $259.6 million for the year ended December 31, 2021, as compared with $212.0 million for the prior year, primarily due to an increase in ATG aircraft online, an increase in average monthly service revenue per aircraft online and, to a lesser extent, an increase in revenue share from the ATG Network

Sharing Agreement with Intelsat, which went into effect in the fourth quarter of the prior year. Average monthly service revenue per ATG unit online increased to $3,238 during the year ended December 31, 2021, as compared with $2,951 for the prior year.

Equipment revenue increased to $76.1 million for the year ended December 31, 2021, as compared with $57.7 million for the prior year, primarily due to increases in the number of ATG units sold, with 869 ATG units sold during the year ended December 31, 2021 as compared with 667 units for the prior year.

We expect service revenue to increase in the future as additional ATG aircraft come online and average monthly connectivity service revenue per ATG aircraft online increases. We expect equipment revenue to increase in the future as additional ATG units are sold, but expect a portion of such increase to be offset by a decrease in the average selling price.

Cost of Revenue:

Cost of service revenue and percent change for the years ended December 31, 2021 and 2020 were as follows (in thousands, except for percent change):

	For the Years Ended		% Change
	December 31,		2021 over
	2021	2020	2020
Cost of service revenue	$56,103	$45,073	24.5%
Cost of equipment revenue	$46,092	$39,299	17.3%

Cost of service revenue increased to $56.1 million for the year ended December 31, 2021, as compared with $45.1 million for the prior year, primarily due to an increase in ATG network costs as these costs are no longer shared with the divested CA business and an increase in network and data center operating costs related to the separation from the CA business, partially offset by a credit for regulatory surcharges from which we are now exempt.

We expect cost of service revenue to increase over time, primarily due to service revenue growth and increasing ATG network costs associated with Gogo 5G.

Cost of equipment revenue increased to $46.1 million for the year ended December 31, 2021, as compared with $39.3 million for the prior year, primarily due to an increase in ATG units sold.

We expect that our cost of equipment revenue will increase over time with growth in ATG units sold and, in the near term, an increase in cost per ATG unit.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased to $24.9 million for the year ended December 31, 2021, as compared with $25.2 million for the prior year, due to lower expensed Gogo 5G development costs, partially offset by an increase in personnel costs driven by COVID-related cost controls implemented in the prior year.

We expect engineering, design and development expenses as a percentage of total revenue to increase slightly in the near term, driven by Gogo 5G development costs, and decrease over the long term as the level of Gogo 5G investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased to $21.0 million for the year ended December 31, 2021, as compared with $15.1 million for the prior year, primarily due to an increase in personnel costs driven by COVID-related cost controls implemented in the prior-year and an increase in marketing and promotional costs.

We expect sales and marketing expenses as a percentage of total revenue to remain relatively unchanged in the long term but increase slightly in the near term driven by Gogo 5G marketing spend.

General and Administrative Expenses:

General and administrative expenses decreased to $51.6 million for the year ended December 31, 2021, as compared with $54.5 million for the prior year, primarily due to corporate cost savings, partially offset by an increase in stock-based compensation in the current period and an increase in personnel costs driven by COVID-related cost controls implemented in the prior year.

We expect general and administrative expenses as a percentage of total revenue to decrease over time as the business grows given the fixed cost nature of this category and as we realize the full run rate of completed cost savings initiatives.

Depreciation and Amortization:

Depreciation and amortization expense increased to $15.5 million for the year ended December 31, 2021, as compared with $14.2 million for the prior year, primarily due to the amortization of capitalized software.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other (Income) Expense:

Other (income) expense and percent change for the years ended December 31, 2021 and 2020 were as follows (in thousands, except for percent change):

	For the Years		% Change
	Ended December 31,		2021 over
	2021	2020	2020
Interest income	$(191)	$(722)	(73.5)%
Interest expense	67,472	125,787	(46.4)%
Loss on extinguishment of debt and settlement of convertible notes	83,961	—	nm
Other (income) expense	25	(9)	nm
Total	$151,267	$125,056	21.0%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense increased to $151.3 million for the year ended December 31, 2021, as compared with $125.1 million for the prior year, primarily due to the loss on extinguishment of debt and settlement of convertible notes, partially offset by a decrease in interest expense.

We expect our interest expense to decrease in the future as a result of the Refinancing, the conversions and exchanges of the 2022 Convertible Notes that have occurred to date and the maturity or earlier conversion of the remaining 2022 Convertible Notes in 2022. See Note 10, "Long-Term Debt and Other Liabilities," to our consolidated financial statements for additional information.

Income Taxes:

The effective income tax rate for the year ended December 31, 2021 was 611.0%, as compared with 0.3% for the prior year. The income tax benefit of $187.2 million for the year ended December 31, 2021 was a result of a partial release of the valuation allowance related to our deferred income tax assets during the year. Income tax expense for the year ended December 31, 2020 was not significant primarily due to the full valuation allowance against our net deferred tax assets. See Note 16, "Income Tax," to our consolidated financial statements for additional information.

We expect our income tax provision to increase in future periods as we generate positive pre-tax income.

Discontinued Operations:

Loss from discontinued operations decreased to $3.9 million for the year ended December 31, 2021, as compared with a loss of $201.5 million for the prior year, primarily due to the closing of the Transaction on December 1, 2020. For the year ended December 31, 2021, loss from discontinued operations was primarily related to stock-based compensation expense, partially offset by the recognition of a gain on sale of discontinued operations that was recorded as a deferred gain on sale at December 31, 2020.

See Note 2, "Discontinued Operations," to our consolidated financial statements for additional information.

Years Ended December 31, 2020 and 2019

"Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021, includes a discussion of changes in our results of operations from fiscal year 2019 to fiscal year 2020.

Non-GAAP Measures

In our discussion below, we discuss Adjusted EBITDA and Free Cash Flow, as defined below, which are non-GAAP financial measurements. Management uses Adjusted EBITDA and Free Cash Flow for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. These supplemental performance measures also provide another basis for comparing period-to-period results by excluding potential differences caused by non-operational and unusual or non-recurring items. These supplemental performance measures may vary from and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and Free Cash Flow are not recognized measurements under GAAP; when analyzing our performance with Adjusted EBITDA or liquidity with Free Cash Flow, as applicable, investors should (i) evaluate each adjustment in our reconciliation to the corresponding GAAP measure, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted EBITDA in addition to, and not as an alternative to, net income (loss) attributable to common stock as a measure of operating results and (iii) use Free Cash Flow in addition to, and not as an alternative to, consolidated net cash provided by (used in) operating activities when evaluating our liquidity.

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net income (loss) attributable to common stock before interest expense, interest income, income taxes and depreciation and amortization expense.

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense included in the results of continuing operations, (ii) the results of discontinued operations, including stock-based compensation expense and the gain on the sale of CA, (iii) loss on extinguishment of debt and settlement of convertible notes and (iv) separation costs related to the sale of CA. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude the loss on extinguishment of debt and settlement of convertible notes from Adjusted EBITDA because these activities are not related to our operating performance.

We believe it is useful for an understanding of our operating performance to exclude separation costs related to the sale of CA from Adjusted EBITDA for the year ended December 31, 2021 because of the non-recurring nature of this activity.

We also present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides investors, securities analysts and other users of our consolidated financial statements with important supplemental information with which to evaluate our performance and to enable them to assess our performance on the same basis as management.

Free Cash Flow represents net cash provided by (used in) operating activities, less purchases of property and equipment and the acquisition of intangible assets. We believe that Free Cash Flow provides meaningful information regarding our liquidity.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Years Ended December 31,
	2021	2020	2019
Adjusted EBITDA:
Net income (loss) attributable to common stock (GAAP)	$152,735	$(250,036)	$(146,004)
Interest expense	67,472	125,787	130,473
Interest income	(191)	(722)	(4,000)
Income tax provision (benefit)	(187,230)	(146)	563
Depreciation and amortization	15,482	14,166	16,690
EBITDA	48,268	(110,951)	(2,278)
Stock-based compensation expense	13,345	7,808	8,654
Loss from discontinued operations	3,854	201,477	57,507
Loss on extinguishment of debt and settlement of convertible notes	83,961	—	57,962
Separation costs related to CA sale	1,550	—	—
Adjusted EBITDA	$150,978	$98,334	$121,845

Free Cash Flow:
Net cash provided by (used in) operating activities (GAAP)	$66,697	$4,513	$(12,872)
Consolidated capital expenditures	(8,660)	(8,990)	(6,473)
Free cash flow	$58,037	$(4,477)	$(19,345)

Material limitations of Non-GAAP measures

Although EBITDA, Adjusted EBITDA and Free Cash Flow are measurements frequently used by investors and securities analysts in their evaluations of companies, EBITDA, Adjusted EBITDA and Free Cash Flow each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for, or more meaningful than, amounts determined in accordance with GAAP.

Some of these limitations include:

•
EBITDA and Adjusted EBITDA do not reflect interest income or expense;
·
EBITDA and Adjusted EBITDA do not reflect cash requirements for our income taxes;
·
EBITDA and Adjusted EBITDA do not reflect depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business;
·
Adjusted EBITDA does not reflect non-cash components of employee compensation;
·
Adjusted EBITDA does not reflect the results of discontinued operations;
·
Adjusted EBITDA for the year ended December 31, 2021 does not reflect the separation costs related to the sale of CA;
·
Adjusted EBITDA does not reflect the loss on extinguishment of debt and settlement of convertible notes;
·
Free Cash Flow does not represent the total increase or decrease in our cash balance for the period; and
·
since other companies in our industry or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

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

Based on our current plans, we believe that our cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet our cash requirements for at least the next twelve months, including capital expenditure requirements and the principal amount of any 2022 Convertible Notes that remain outstanding at maturity. Over the long term, we believe that cash flows provided by operating activities and our expected access to capital markets will be sufficient to meet our cash requirements.

As detailed in Note 10, "Long-Term Debt and Other Liabilities," on April 30, 2021, GIH entered into the 2021 Credit Agreement with Gogo, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for the Term Loan Facility in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and the Revolving Facility, which includes a letter of credit sub-facility. The Term Loan Facility amortizes in nominal quarterly installments equal to 1% of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity on April 30, 2028. There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on April 30, 2026. Our intent is to continue to access the capital markets to refinance our future debt obligations on an as-needed basis.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay fees and expenses incurred in connection with the Refinancing and the Facilities (the “Transaction Costs”). The Revolving Facility is available for working capital and general corporate purposes of Gogo and its subsidiaries and was undrawn as of December 31, 2021.

The 2022 Convertible Notes mature on May 15, 2022, unless earlier converted into shares of our common stock. In November 2021, we informed the trustee under the indenture governing the 2022 Convertible Notes that we intend to settle any conversions of the 2022 Convertible Notes occurring after November 15, 2021 in shares of our common stock. To the extent any 2022 Convertible Notes remain outstanding at maturity, we currently expect to pay such principal amount through cash on hand.

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amounts calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The notional amounts of the interest rate caps periodically decrease over the life of the caps. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 11, "Derivative Instruments and Hedging Activities," to our consolidated financial statements.

Consistent with our capital allocation strategy, and given our cash position and the upcoming maturity of the 2022 Convertible Notes, we are evaluating the return of capital to our stockholders, which may take the form of stock repurchases. The implementation of any capital allocation policy, including any declaration of stock repurchases or other distributions, will be at the discretion of, and subject to the approval by, our Board of Directors and will depend on our financial condition, earnings, liquidity and capital requirements, level of indebtedness, contractual restrictions, restrictions imposed by Delaware law, general business conditions and any other factors that our Board of Directors deems relevant in making any such determination. Therefore, there can be no assurance that we will make any stock repurchases or make other distributions or returns on our common stock, or as to the amount of any such stock repurchases, distributions or returns of capital.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations, comprised of our material future cash requirements and deferred revenue arrangements, as of December 31, 2021 (in thousands).

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations:
Finance lease obligations	$247	$156	$91	$—	$—
Operating lease obligations	113,903	12,815	24,741	22,433	53,914
Purchase obligations (1)	148,730	106,429	42,301	—	—
Term Loan Facility (2)	721,375	7,250	14,500	14,500	685,125
Interest on Term Loan Facility	202,100	32,788	64,672	63,260	41,380
2022 Convertible Notes (2)	102,788	102,788	—	—	—
Interest on 2022 Convertible Notes	2,313	2,313	—	—	—
Deferred revenue arrangements (3)	1,841	1,825	16	—	—
Other long-term obligations (4)	51,002	10,570	13,468	1,665	25,299
Total	$1,344,299	$276,934	$159,789	$101,858	$805,718

(1)
As of December 31, 2021, our outstanding purchase obligations represented obligations to vendors incurred in order to meet operational requirements in the normal course of business and related primarily to the build out of Gogo 5G, information technology, research and development, sales and marketing and production related activities.
(2)
See Note 10, "Long-Term Debt and Other Liabilities," to our consolidated financial statements for more information.
(3)
Amounts represent obligations to provide services for which we have already received cash from our customers.
(4)
Other long-term obligations consist of estimated payments (undiscounted) for our asset retirement obligations, network transmission services and monthly payments of C$0.1 million (using the December 31, 2021 exchange rate) to the licensor of our Canadian ATG spectrum license over the estimated 25-year term of the agreement. Other long-term obligations exclude tax liability payments due to the uncertainty of their timing.

Contractual Commitments: We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components or as development services are provided.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. See Note 17, "Leases," to our consolidated financial statements for additional information.

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

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from continuing operations:
Net cash provided by (used in) operating activities	$66,697	$4,513	$(12,872)
Net cash provided by (used in) investing activities	(16,289)	(8,990)	32,850
Net cash provided by (used in) financing activities	(331,037)	44,479	(2,830)
Net cash provided by (used in) discontinued operations	(9,013)	220,139	(30,339)
Effect of foreign exchange rate changes on cash	40	(1,946)	(250)
Increase (decrease) in cash, cash equivalents and restricted cash	(289,602)	258,195	(13,441)
Cash, cash equivalents and restricted cash at beginning of period	435,870	177,675	191,116
Cash, cash equivalents and restricted cash at end of period	$146,268	$435,870	$177,675
Supplemental information:
Cash, cash equivalents and restricted cash at end of period	$146,268	$435,870	$177,675
Less: current restricted cash	25	525	560
Less: non-current restricted cash	330	—	7,099
Cash and cash equivalents at end of period	$145,913	$435,345	$170,016

Following is a discussion of the year-over-year changes in cash flow activities.

Net cash provided by (used in) operating activities from continuing operations:

The following table presents a summary of our cash flows from operating activities from continuing operations for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Net income (loss)	$156,589	$(48,559)	$(88,497)
Non-cash charges and credits	(69,027)	42,677	103,951
Changes in operating assets and liabilities	(20,865)	10,395	(28,326)
Net cash provided by (used in) operating activities from continuing operations	$66,697	$4,513	$(12,872)

For the year ended December 31, 2021, cash provided by operating activities from continuing operations was $66.7 million, as compared with cash provided by operating activities from continuing operations of $4.5 million for the prior year. The principal contributors to the increase in operating cash flows were:

•
A $93.4 million improvement in net income (loss) and non-cash charges and credits, as noted above under “—Results of Operations.”
•
A $31.3 million decrease in cash flows related to operating assets and liabilities resulting from:
o
A decrease in cash flows primarily due to the following:
▪
Changes in inventories due to increased equipment purchases;
▪
Changes in accrued interest primarily due to the timing of payments as compared to the prior year and the reduced interest resulting from the Refinancing; and
▪
Changes in prepaid expenses, accounts payable and accrued liabilities due primarily to the timing of payments.

o
Partially offset by an increase in cash flows due to changes in contract assets as compared to the prior year.

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

Net cash provided by (used in) investing activities from continuing operations:

Cash used in investing activities from continuing operations was $16.3 million and $9.0 million, respectively, for the years ended December 31, 2021 and 2020, while cash provided by investing activities from continuing operations was $32.9 million for the year ended December 31, 2019. Investing activities are comprised of capital expenditures related to software development, data center upgrades and cell site construction. Additionally, cash used in investing activities from continuing operations includes the purchase of interest rate caps for $8.6 million during the year ended December 31, 2021 and net changes in our short-term investments consisting of a cash inflow of $39.3 million for the year ended December 31, 2019.

Net cash provided by (used in) financing activities from continuing operations:

Cash used in financing activities from continuing operations for the year ended December 31, 2021 was $331.0 million, primarily due to the redemption of all of our outstanding 2024 Senior Secured Notes (including the make-whole premium payable under the indenture governing the 2024 Senior Secured Notes) for a redemption price totaling $1,023.1 million and the payment of $20.3 million of deferred financing fees associated with the issuance of the Facilities, offset in part by $721.4 million of gross proceeds from the Term Loan Facility.

Cash provided by financing activities from continuing operations for the year ended December 31, 2020 was $44.5 million, primarily due to the $51.8 million of proceeds from the issuance of additional 2024 Senior Secured Notes, offset by the repurchase of convertible notes, payments on finance leases and stock-based compensation activity.

Cash used in financing activities from continuing operations for the year ended December 31, 2019 was $2.8 million, primarily due to the redemption of our outstanding 2022 Senior Secured Notes (including the make-whole premium payable under the indenture governing the 2022 Senior Secured Notes) for a redemption price totaling $741.4 million, the repurchase of $159.5 million of outstanding 2020 Convertible Notes and the payment of $23.0 million of deferred financing costs associated with the issuance of additional 2024 Senior Secured Notes, offset in part by $920.7 million of gross proceeds from the issuance of 2024 Senior Secured Notes.

Net cash provided by (used in) discontinued operations:

Cash used in discontinued operations for the year ended December 31, 2021 was $9.0 million, primarily due to $7.8 million used in investing activities for a payment to Intelsat in settlement of working capital adjustments relating to the Transaction and $1.2 million used in operating activities primarily to pay the employer portion of taxes related to the vesting of equity awards and the exercise of stock options.

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

Capital expenditures for continuing operations for the years ended December 31, 2021, 2020 and 2019 were $8.7 million , $9.0 million and $6.5 million, respectively. The decrease in capital expenditures in 2021 as compared with 2020 was primarily due a decrease in capitalized software, partially offset by an increase in network-related equipment, and the increase in 2020 as compared with 2019 was primarily due to an increase in capitalized software.

We expect that our capital expenditures will increase in the near term as we build out Gogo 5G and further invest in capitalized software, and decrease significantly after the Gogo 5G build out is substantially completed in 2022.

Debt Instruments

Following is a discussion of the debt instruments we had in place as of December 31, 2021 as well as those we utilized during the years ended December 31, 2021, 2020 and 2019.

2021 Credit Agreement

On April 30, 2021, Gogo Intermediate Holdings LLC (a wholly owned subsidiary of Gogo Inc.) ("GIH") entered into a credit agreement (the "2021 Credit Agreement") among Gogo, GIH, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for (i) a term loan credit facility (the “Term Loan Facility”) in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and (ii) a revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Facilities”) of up to $100.0 million, which includes a letter of credit sub-facility. The Term Loan Facility amortizes in nominal quarterly installments equal to 1% of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity on April 30, 2028. There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on April 30, 2026.

The Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.75%) plus an applicable margin of 3.75% or (ii) an alternate base rate plus an applicable margin of 2.75%.

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of December 31, 2021, the fee for unused commitments under the Revolving Facility was 0.25%.

The Facilities may be prepaid at GIH’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal payment amount requirements. Subject to certain exceptions and de minimis thresholds, the Term Loan Facility is subject to mandatory prepayments in an amount equal to: (i) 100% of the net cash proceeds of certain asset sales, insurance recovery and condemnation events, subject to reduction to 50% and 0% if specified senior secured first lien net leverage ratio targets are met; (ii) 100% of the net cash proceeds of certain debt offerings; and (iii) 50% of annual excess cash flow (as defined in the 2021 Credit Agreement), subject to reduction to 25% and 0% if specified senior secured first lien net leverage ratio targets are met.

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

2022 Convertible Notes

On November 21, 2018, we issued $215.0 million aggregate principal amount of 6.00% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) in private offerings to qualified institutional buyers, including pursuant to Rule 144A under the Securities Act, and in concurrent private placements. We granted an option to the initial purchasers to purchase up to an additional $32.3 million aggregate principal amount of 2022 Convertible Notes to cover over-allotments, of which $22.8 million was subsequently exercised during December 2018, resulting in a total issuance of $237.8 million aggregate principal amount of 2022 Convertible Notes. The 2022 Convertible Notes mature on May 15, 2022, unless earlier converted into shares of our common stock. In November 2021, we informed the trustee under the indenture governing the 2022 Convertible Notes that we intend to settle any conversions of the 2022 Convertible Notes occurring after November 15, 2021 in shares of our common stock. We pay interest on the 2022 Convertible Notes semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2019.

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

The Stock Price Condition was triggered for the period from October 1, 2020 through December 31, 2020, January 1, 2021 through March 31, 2021, April 1, 2021 through June 30, 2021, July 1, 2021 through September 30, 2021 and October 1, 2021 through December 31, 2021. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2022 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding May 15, 2022.

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

In January 2021, $1.0 million aggregate principal amount of 2022 Convertible Notes was converted by holders and settled through the issuance of 166,666 shares of common stock.

On March 17, 2021, Gogo entered into separate, privately negotiated exchange agreements (the “March 2021 Exchange Agreements”) with certain holders of 2022 Convertible Notes. Pursuant to the March 2021 Exchange Agreements, such holders exchanged a total of $28,235,000 aggregate principal amount of 2022 Convertible Notes for 5,121,811 shares of our common stock on March 24, 2021. The negotiated exchange rate under the March 2021 Exchange Agreements was 181.40 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which resulted in a loss on settlement of $4.4 million, which is included in Loss on extinguishment of debt and settlement of convertible notes in our consolidated statements of operations for the year ended December 31, 2021.

On April 1, 2021, Gogo entered into a privately negotiated exchange agreement (the “GTCR Exchange Agreement”) with an affiliate of funds managed by GTCR. Pursuant to the GTCR Exchange Agreement, GTCR exchanged $105,726,000 aggregate principal amount of 2022 Convertible Notes for 19,064,529 shares of our common stock on April 9, 2021. The negotiated exchange rate under the GTCR Exchange Agreement was 180.32 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which resulted in a loss on settlement of $14.6 million, which is included in Loss on extinguishment of debt and settlement of convertible notes in our consolidated statements of operations for the year ended December 31, 2021.

2024 Senior Secured Notes

On April 25, 2019 (the “Issue Date”), GIH and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (“Gogo Finance” and, together with GIH, the “Issuers”) issued $905.0 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “2024 Senior Secured Notes”), at a price equal to 99.512% of their face value, under an indenture, dated as of April 25, 2019, among the Issuers, Gogo, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.

The Issuers issued an additional $20.0 million of 2024 Senior Secured Notes on May 7, 2019, which were issued at a price equal to 100.5% of their face value, and $50.0 million of 2024 Senior Secured Notes on November 13, 2020, which were issued at a price equal to 103.5% of their face value.

The 2024 Senior Secured Notes were guaranteed on a senior secured basis by Gogo and all of GIH’s existing and future restricted subsidiaries (other than Gogo Finance), subject to certain exceptions. The 2024 Senior Secured Notes and the related guarantees were secured by certain liens on the Company’s collateral, certain of which were released upon the closing of the Transaction and the remainder on the Redemption Date as defined below.

The 2024 Senior Secured Notes were redeemed on May 1, 2021 (the “Redemption Date”) at a redemption price equal to 104.938% of the principal amount of the 2024 Senior Secured Notes redeemed, plus accrued and unpaid interest to (but not including) the Redemption Date. The make-whole premium paid in connection with the redemption was $48.1 million and we wrote off the remaining unamortized deferred financing costs of $15.2 million and the remaining debt discount of $1.3 million, which together are included in Loss on extinguishment of debt and settlement of convertible notes in our consolidated statements of operations for the year ended December 31, 2021.

ABL Credit Facility

On August 26, 2019, Gogo Inc., GIH and Gogo Finance entered into a credit agreement (the “ABL Credit Agreement”) with the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Morgan Stanley Senior Funding, Inc., as syndication agent, which provides for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30.0 million, subject to borrowing base availability, and includes letter of credit and swingline sub-facilities. The obligations under the ABL Credit Agreement were guaranteed by Gogo and all of its existing and future subsidiaries, subject to certain exceptions and secured by certain collateral of the Company. On April 30, 2021, the ABL Credit Agreement and all commitments thereunder were terminated. As a result of the termination, the remaining unamortized deferred financing costs of $0.3 million were written off as of May 1, 2021 and included in Loss on extinguishment of debt and settlement of convertible notes in our consolidated statements of operations for the year ended December 31, 2021.

2022 Senior Secured Notes

On June 14, 2016, the Issuers issued $525.0 million aggregate principal amount of 12.500% senior secured notes due 2022 (the “2022 Senior Secured Notes”) under an indenture, dated as of June 14, 2016, among the Issuers, Gogo, the subsidiary guarantors, and U.S. Bank National Association, as trustee and as collateral agent. On January 3, 2017, the Issuers issued $65.0 million aggregate principal amount of additional 2022 Senior Secured Notes at a price equal to 108% of their face value resulting in gross proceeds of $70.2 million. On September 20, 2017, the Issuers issued $100.0 million aggregate principal amount of additional 2022 Senior Secured Notes at a price equal to 113% of their face value resulting in gross proceeds of $113.0 million. Additionally, we received approximately $2.9 million for interest that accrued from July 1, 2017 through September 24, 2017, which was paid in our January 2018 interest payment.

The 2022 Senior Secured Notes were redeemed on May 15, 2019. The make-whole premium paid in connection with the redemption was $51.4 million and we wrote off the remaining unamortized deferred financing costs of $9.1 million and the remaining debt premium of $11.7 million relating to the 2022 Senior Secured Notes in connection with the redemption thereof, which together are included in the Loss on extinguishment of debt and settlement of convertible notes in our consolidated statements of operations for the year ended December 31, 2019.

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

Forward Transactions

In connection with the issuance of the 2020 Convertible Notes, we paid approximately $140.0 million to enter into prepaid forward stock repurchase transactions (the “Forward Transactions”) with certain financial institutions (the “Forward Counterparties”), pursuant to which we purchased approximately 7.2 million shares of common stock for settlement on or around the March 1, 2020 maturity date for the 2020 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early.

On December 11, 2019, we entered into an amendment to one of the Forward Transactions (the “Amended and Restated Forward Transaction”) to extend the expected settlement date with respect to approximately 2.1 million shares of common stock held by one of the Forward Counterparties, JPMorgan Chase Bank, National Association (the “2022 Forward Counterparty”), to correspond with the May 15, 2022 maturity date for the 2022 Convertible Notes. In the future, we may request that the 2022 Forward Counterparty modify the settlement terms of the Amended and Restated Forward Transaction to provide that, in lieu of the delivery of the applicable number of shares of our common stock to us to settle a portion of the Amended and Restated Forward Transaction in accordance with its terms, the 2022 Forward Counterparty would pay to us the net proceeds from the sale by the 2022 Forward Counterparty (or its affiliate) of a corresponding number of shares of our common stock in a registered offering (which may include block sales, sales on the NASDAQ Global Select Market, sales in the over-the-counter market, sales pursuant to negotiated transactions or otherwise, at market prices prevailing at the time of sale or at negotiated prices). Any such sales could potentially decrease (or reduce the size of any increase in) the market price of our common stock. The 2022 Forward Counterparty is not required to effect any such settlement in cash in lieu of delivery of shares of our common stock and, if we request that the 2022 Forward Counterparty effect any such settlement, it will be entered into in the discretion of the 2022 Forward Counterparty on such terms as may be mutually agreed upon at the time. As a result of the Forward Transactions, total shareholders’ equity within our consolidated balance sheets was reduced by approximately $140.0 million. In March 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions. In April 2021, approximately 1.5 million shares of common stock were delivered to us in connection with the Amended and Restated Forward Transaction. The approximately 0.6 million shares of common stock remaining under the Amended and Restated Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

Restricted Cash

Our restricted cash balances were $0.4 million and $0.5 million, respectively, as of December 31, 2021 and 2020. The balance as of December 31, 2021 consisted primarily of a letter of credit issued for the benefit of the landlord of our new office location in Chicago, IL. The balance as of December 31, 2020 consisted of a letter of credit issued for the benefit of the landlord of our current office location in Broomfield, CO.

For additional information on the 2021 Credit Agreement, the 2022 Convertible Notes, the 2024 Senior Secured Notes, the ABL Credit Facility, the 2022 Senior Secured Notes and the 2020 Convertible Notes, see Note 10, "Long-Term Debt and Other Liabilities," to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both December 31, 2021 and December 31, 2020 primarily included amounts in bank deposit accounts and money market funds, and we did not have any short-term investments as of either such date. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of December 31, 2021, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. We receive payments in the amounts calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of December 31, 2021 was $650.0 million. Based on our December 31, 2021 outstanding variable rate debt balance, a hypothetical one percentage point increase in the three-month LIBOR interest rate would impact our annual interest expense by approximately $0.3 million, which includes the impact of our interest rate cap at a strike rate of 0.75%. Excluding the impact of our interest rate caps, a hypothetical one percentage point increase in the three-month LIBOR interest rate would impact our annual interest expense by approximately $3.3 million. A hypothetical one percentage point decrease in the three-month LIBOR interest rate would not impact our annual interest expense due to the LIBOR floor of 0.75% in our Term Loan Facility.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents as of both December 31, 2021 and December 31, 2020 included amounts in bank deposit accounts and money market funds. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the years ended December 31, 2021, 2020 and 2019 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Item 8. Financial Statements and Supplementary Data

Gogo Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Gogo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gogo Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2021, the Company adopted ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Income Taxes — Realizability of Deferred Tax Assets — Refer to Notes 3 and 16 to the financial statements

The Company recognizes deferred income tax assets and liabilities for tax attributes and are based on the differences between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. The Company regularly assesses the need for a valuation allowance related to deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. The Company’s assessment considers recent financial operating results, the scheduled expiration of its net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize $185.1 million of its deferred income taxes as of December 31, 2021.

We identified management’s determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred income tax assets as a critical audit matter because of the significant judgments management makes related to taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates of taxable income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred income tax assets included the following, among others:

•
We tested the effectiveness of controls over deferred income tax assets, including management’s controls over the estimates of taxable income and the determination of whether it is more likely than not that the deferred income tax assets will be realized.
•
We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether it was more likely than not that certain tax attributes and deferred income tax assets could be realized.
•
With the assistance of our income tax specialists, we evaluated whether the sources of management’s estimated taxable income were of the appropriate character and sufficient to utilize the deferred income tax assets under the relevant tax law. This included evaluating management’s assessment of the scheduling of the reversal of existing temporary taxable differences and carryforward lives of the deferred income tax assets, and the availability of tax planning strategies as a source of future taxable income.
•
We tested the reasonableness of management’s adjusted historical taxable income to project sources of future taxable income, and performed the following procedures related to historical taxable income:
•
Compared the historical taxable income to the amounts disclosed in the Company’s historical financial statements.
•
Evaluated the recurring permanent differences included in the historical taxable income for reasonableness.
•
Tested the adjustments made to historical taxable income for nonrecurring items to assess if they were objectively verifiable.
•
Compared the historical taxable income to internal budgets and information communicated internally, to the Board of Directors and in Company press releases and investor presentations related to fiscal year 2022 and forward.
•
We evaluated whether there was taxable income in prior carryback years that was of the appropriate character and available under the tax law.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 3, 2022

We have served as the Company’s auditor since 2007.

Gogo Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$145,913	$435,345
Accounts receivable, net of allowances of $894 and $1,044, respectively	37,730	39,833
Inventories	33,976	28,114
Prepaid expenses and other current assets	32,295	8,934
Total current assets	249,914	512,226
Non-current assets:
Property and equipment, net	63,672	63,493
Intangible assets, net	49,554	52,693
Operating lease right-of-use assets	70,989	33,690
Other non-current assets, net of allowances of $455 and $375, respectively	28,425	11,486
Deferred income taxes	185,133	—
Total non-current assets	397,773	161,362
Total assets	$647,687	$673,588
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$17,203	$11,013
Accrued liabilities	59,868	83,009
Deferred revenue	1,825	3,113
Current portion of long-term debt	109,620	341,000
Total current liabilities	188,516	438,135
Non-current liabilities:
Long-term debt	694,760	827,968
Non-current operating lease liabilities	77,329	38,018
Other non-current liabilities	7,236	10,581
Total non-current liabilities	779,325	876,567
Total liabilities	967,841	1,314,702
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at December 31, 2021 and 2020; 117,407,468 and 91,086,191 shares issued at December 31, 2021 and 2020, respectively; and 110,791,954 and 85,990,499 shares outstanding at December 31, 2021 and 2020, respectively	11	9
Additional paid-in capital	1,258,477	1,088,590
Accumulated other comprehensive income (loss)	1,789	(1,013)
Treasury stock, at cost	(128,803)	(98,857)
Accumulated deficit	(1,451,628)	(1,629,843)
Total stockholders’ deficit	(320,154)	(641,114)
Total liabilities and stockholders’ deficit	$647,687	$673,588

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Service revenue	$259,583	$211,987	$221,922
Equipment revenue	76,133	57,731	87,063
Total revenue	335,716	269,718	308,985
Operating expenses:
Cost of service revenue (exclusive of items shown below)	56,103	45,073	42,142
Cost of equipment revenue (exclusive of items shown below)	46,092	39,299	51,744
Engineering, design and development	24,874	25,227	26,013
Sales and marketing	20,985	15,135	21,236
General and administrative	51,554	54,467	54,628
Depreciation and amortization	15,482	14,166	16,690
Total operating expenses	215,090	193,367	212,453
Operating income	120,626	76,351	96,532
Other (income) expense:
Interest income	(191)	(722)	(4,000)
Interest expense	67,472	125,787	130,473
Loss on extinguishment of debt and settlement of convertible notes	83,961	—	57,962
Other (income) expense	25	(9)	31
Total other expense	151,267	125,056	184,466
Loss from continuing operations before income taxes	(30,641)	(48,705)	(87,934)
Income tax provision (benefit)	(187,230)	(146)	563
Net income (loss) from continuing operations	156,589	(48,559)	(88,497)
Net loss from discontinued operations, net of tax	(3,854)	(201,477)	(57,507)
Net income (loss)	$152,735	$(250,036)	$(146,004)

Net income (loss) attributable to common stock per share—basic:
Continuing operations	$1.50	$(0.59)	$(1.10)
Discontinued operations	(0.04)	(2.45)	(0.71)
Net income (loss) attributable to common stock per share—basic	$1.46	$(3.04)	$(1.81)

Net income (loss) attributable to common stock per share—diluted:
Continuing operations	$1.28	$(0.59)	$(1.10)
Discontinued operations	—	(2.45)	(0.71)
Net income (loss) attributable to common stock per share—diluted	$1.28	$(3.04)	$(1.81)

Weighted average number of shares
Basic	103,400	82,266	80,766
Diluted	127,205	82,266	80,766

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income (loss)	$152,735	$(250,036)	$(146,004)
Other comprehensive income (loss), net of tax
Currency translation adjustments	$53	$1,243	$1,298
Cash flow hedges:
Net unrealized gain	2,747	—	—
Less: income (loss) realized and reclassified to earnings	(2)	—	—
Changes in fair value of cash flow hedges	2,749	—	—
Other comprehensive income (loss), net of tax	2,802	1,243	1,298
Comprehensive income (loss)	$155,537	$(248,793)	$(144,706)

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating activities from continuing operations:
Net income (loss)	$156,589	$(48,559)	$(88,497)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	15,482	14,166	16,690
Loss on asset disposals, abandonments and write-downs	141	64	496
Provision for expected credit losses	284	1,071	—
Deferred income taxes	(187,320)	(232)	178
Stock-based compensation expense	13,345	7,808	8,654
Amortization of deferred financing costs	4,661	5,892	5,260
Accretion and amortization of debt discount and premium	419	13,908	14,711
Loss on extinguishment of debt and settlement of convertible notes	83,961	—	57,962
Changes in operating assets and liabilities:
Accounts receivable	1,925	1,315	(9,023)
Inventories	(5,862)	7,091	11,666
Prepaid expenses and other current assets	(20,844)	(277)	1,144
Contract assets	(5,638)	(9,439)	(2,547)
Accounts payable	3,806	4,963	(264)
Accrued liabilities	14,099	4,470	2,245
Deferred revenue	(1,282)	898	(260)
Accrued interest	(8,604)	787	(29,646)
Other non-current assets and liabilities	1,535	587	(1,641)
Net cash provided by (used in) operating activities from continuing operations	66,697	4,513	(12,872)
Investing activities from continuing operations:
Proceeds from sale of property and equipment	1,000	—	—
Purchases of property and equipment	(4,264)	(1,818)	(1,490)
Acquisition of intangible assets—capitalized software	(4,396)	(7,172)	(4,983)
Redemptions of short-term investments	—	—	39,323
Purchase of interest rate cap	(8,629)	—	—
Net cash provided by (used in) investing activities from continuing operations	(16,289)	(8,990)	32,850
Financing activities from continuing operations:
Proceeds from credit facility draw	—	26,000	—
Repayments of amounts drawn from credit facility	—	(26,000)	—
Repurchase of convertible notes	—	(2,498)	(159,502)
Proceeds from issuance of senior secured notes	—	51,750	920,683
Redemption of senior secured notes	(1,023,146)	—	(741,360)
Proceeds from term loan, net of discount	721,375	—	—
Payments on term loan	(3,625)	—	—
Payment of debt issuance costs	(21,103)	—	(22,976)
Payments on finance leases	(145)	(546)	—
Stock-based compensation activity	(4,393)	(4,227)	325
Net cash provided by (used in) financing activities from continuing operations	(331,037)	44,479	(2,830)
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(1,211)	(137,200)	76,933
Net cash provided by (used in) investing activities	(7,802)	357,393	(106,559)
Net cash used in financing activities	—	(54)	(713)
Net cash provided by (used in) discontinued operations	(9,013)	220,139	(30,339)
Effect of foreign exchange rate changes on cash	40	(1,946)	(250)
Increase (decrease) in cash, cash equivalents and restricted cash	(289,602)	258,195	(13,441)
Cash, cash equivalents and restricted cash at beginning of period	435,870	177,675	191,116
Cash, cash equivalents and restricted cash at end of period	$146,268	$435,870	$177,675
Cash, cash equivalents and restricted cash at end of period	$146,268	$435,870	$177,675
Less: current restricted cash	25	525	560
Less: non-current restricted cash	330	—	7,099
Cash and cash equivalents at end of period	$145,913	$435,345	$170,016
Supplemental Cash Flow Information:
Cash paid for interest	$71,114	$106,051	$140,833
Cash paid for taxes	376	401	490
Non-cash investing activities:
Purchases of property and equipment in current liabilities	$6,126	$84	$82

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance at January 1, 2019	87,560,694	$9	$963,458	$(3,554)	$(1,228,674)	—	$—	$(268,761)
Net loss	—	—	—	—	(146,004)	—	—	(146,004)
Currency translation adjustments, net of tax	—	—	—	1,298	—	—	—	1,298
Stock-based compensation expense	—	—	16,511	—	—	—	—	16,511
Issuance of common stock upon exercise of stock options	3,338	—	16	—	—			16
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	372,030	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(865)	—	—	—	—	(865)
Issuance of common stock in connection with employee stock purchase plan	304,815	—	1,174	—	—	—	—	1,174
Repurchase of 2020 Convertible Notes	—	—	(795)	—	—	—	—	(795)
Impact of the adoption of new accounting standards	—	—	—	—	(1,464)	—	—	(1,464)
Balance at December 31, 2019	88,240,877	9	979,499	(2,256)	(1,376,142)	—	—	(398,890)
Net loss	—	—	—	—	(250,036)	—	—	(250,036)
Currency translation adjustments, net of tax	—	—	—	1,243	—	—	—	1,243
Stock-based compensation expense	—	—	14,458	—	—	—	—	14,458
Issuance of common stock upon exercise of stock options	87,104	—	262	—	—			262
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	2,376,709	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(5,470)	—	—	—	—	(5,470)
Issuance of common stock in connection with employee stock purchase plan	363,209	1	983	—	—	—	—	984
Settlement of prepaid forward shares	(5,077,400)	(1)	98,858	—	—	5,077,400	(98,857)	—
Impact of the adoption of new accounting standards	—	—	—	—	(3,665)	—	—	(3,665)
Balance at December 31, 2020	85,990,499	9	1,088,590	(1,013)	(1,629,843)	5,077,400	(98,857)	(641,114)
Net income	—	—	—	—	152,735	—	—	152,735
Currency translation adjustments, net of tax	—	—	—	53	—	—	—	53
Fair value adjustments of cash flow hedge, net of tax	—	—	—	2,749	—	—	—	2,749
Stock-based compensation expense	—	—	37,318	—	—	—	—	37,318
Issuance of common stock upon exercise of stock options	591,930	—	1,780	—	—	—	—	1,780
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	1,346,008	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(6,708)	—	—	—	—	(6,708)
Issuance of common stock in connection with employee stock purchase plan	48,560	—	535	—	—	—	—	535
Settlement of convertible notes	24,353,006	2	154,439	—	—	—	—	154,441
Settlement of prepaid forward shares	(1,538,049)	—	29,946	—	—	1,538,049	(29,946)	—
Impact of the adoption of ASU 2020-06	—	—	(47,423)	—	25,480	—	—	(21,943)
Balance at December 31, 2021	110,791,954	$11	$1,258,477	$1,789	$(1,451,628)	6,615,449	$(128,803)	$(320,154)

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

On December 1, 2020, we completed the previously announced sale of our commercial aviation (“CA”) business to a subsidiary of Intelsat Jackson Holdings S.A. (“Intelsat”) for a purchase price of $400.0 million in cash, subject to certain adjustments (the “Transaction”).

At the closing of the Transaction, the parties entered into certain ancillary agreements, including a transition services agreement, an intellectual property license agreement and commercial agreements. These agreements include an ATG network sharing agreement, pursuant to which we provide certain in-flight connectivity services on our current ATG network and, when available, our Gogo 5G network, subject to certain revenue sharing obligations. Under the ATG network sharing agreement, Intelsat has exclusive access to the ATG network for commercial aviation in North America, subject to minimum revenue guarantees starting at $5.0 million in the first year of the agreement.

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

Unless otherwise noted, discussion in these Notes to Consolidated Financial Statements refers to our continuing operations. Refer to Note 2, "Discontinued Operations," for further information.

Prior to the closing of the Transaction, we historically reported our results of operations in three segments: Commercial Aviation-North America (“CA-NA”), Commercial Aviation-Rest of World (“CA-ROW”) and Business Aviation. We managed and reported these businesses separately, as they generally did not share the same customer base, had different products, pricing and expense structures, and measured operating performance and allocated resources on different bases. As a result of the Transaction, we operate in a single distinct business segment, Business Aviation, for which operating performance is measured and resources are allocated on a consolidated basis, consistent with the financial information regularly reviewed by the chief operating decision maker, our CEO. Therefore, we now report one business segment, comprised of our continuing operations. As we do not have multiple segments, we do not present segment information in this Annual Report on Form 10-K.

Our revenue from customers domiciled outside of the United States accounted for less than 10% of our total revenue for the years ended December 31, 2021, 2020 and 2019. Our assets outside of the United States as of December 31, 2021 and 2020 were immaterial.

2. Discontinued Operations

As discussed in Note 1, "Background," on December 1, 2020, we completed the sale of our CA business to Intelsat. As a result of the Transaction, the CA business is reported for all periods as discontinued operations.

The following table summarizes the results of discontinued operations which are presented as Net loss from discontinued operations, net of tax, in our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Service revenue	$—	$192,616	$442,431
Equipment revenue	—	40,483	84,310
Total revenue	—	233,099	526,741
Operating expenses:
Cost of service revenue (exclusive of items shown below)	—	145,958	255,706
Cost of equipment revenue (exclusive of items shown below)	—	33,978	82,984
Engineering, design and development	—	57,167	82,597
Sales and marketing	—	24,121	27,920
General and administrative	6,283	40,551	35,215
Impairment of long-lived assets	—	47,375	—
Depreciation and amortization	—	119,827	102,127
Total operating expenses	6,283	468,977	586,549
Operating loss	(6,283)	(235,878)	(59,808)
Other (income) expense:
Gain on sale of CA business	(1,598)	(37,958)	—
Other (income) expense	—	3,134	(2,744)
Total other (income) expense:	(1,598)	(34,824)	(2,744)
Loss before income taxes	(4,685)	(201,054)	(57,064)
Income tax provision (benefit)	(831)	423	443
Net loss from discontinued operations, net of tax	$(3,854)	$(201,477)	$(57,507)

The following discussion relates entirely to discontinued operations.

Gain on sale – Upon the closing of the Transaction on December 1, 2020, we received initial gross proceeds of $386.3 million, which reflects the $400.0 million purchase price, adjusted for cash, debt, transaction expenses and working capital. The final purchase price was subject to change due to customary post-closing purchase price adjustment procedures set forth in the purchase and sale agreement between Gogo and Intelsat, that were not yet complete. As the post-closing purchase price adjustment was not yet finalized and therefore represented a contingent gain, $9.4 million was recorded as a deferred gain on sale included within Accrued liabilities as of December 31, 2020. During December 2020, we recognized within Gain on sale of CA business a pretax gain on sale of $38.0 million, computed as the $386.3 million of initial gross proceeds less (i) the potential $9.4 million post-closing purchase price adjustment not yet finalized, (ii) the carrying value of the assets and liabilities transferred in the Transaction and (iii) Transaction-related costs. In October 2021, the independent accounting firm engaged to resolve a dispute between the parties regarding the working capital matter determined the final amount of the working capital adjustments to be $7.8 million. In the fourth quarter of 2021, Gogo paid Intelsat the $7.8 million and recognized an additional Gain on sale of CA business of $1.6 million.

Stock-based compensation – In August 2020, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of our then-current employees who became employees of Intelsat in the Transaction. These modifications became effective upon the consummation of the Transaction. Pursuant to such modifications, the options and restricted stock units (“RSUs”) held by Intelsat employees generally vested on the earlier of (i) the original vesting date and (ii) December 1, 2021; provided that the employee did not voluntarily resign from and was not terminated for cause by Intelsat prior to such date. Certain of these awards vested based on conditions that are not classified as a service, market or performance condition and as a result such awards were classified as a liability. Other than mark-to-market adjustments, all costs related to stock-based compensation for our prior employees who became employees of Intelsat in the Transaction were recognized as of December 31, 2020. For the year ended December 31, 2021, $24.0 million was reclassified from Accrued liabilities to Additional paid-in capital as the awards vested during the period. As of December 31, 2021, there were no remaining liability-classified awards.

The following is a summary of our stock-based compensation expense by operating expense line contained within the results of discontinued operations for the years December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Cost of service revenue	$—	$7,647	$1,497
Cost of equipment revenue	—	—	—
Engineering, design and development	—	5,836	2,398
Sales and marketing	—	7,911	2,144
General and administrative	4,817	4,413	1,819
Total stock-based compensation expense	$4,817	$25,807	$7,858

See Note 15, "Stock-Based Compensation and 401(k) Plan," for additional information on our stock-based compensation plans.

Other Costs Classified to Discontinued Operations – During the year ended December 31, 2021, we incurred $1.5 million of additional costs (exclusive of the gain on sale, stock-based compensation expense noted above and income tax benefit) primarily due to employer-paid taxes arising from the exercise of stock options by former employees then employed by Intelsat.

Change in estimates – During the second quarter of 2020, our agreement with Delta Air Lines, Inc. (“Delta”) to provide 2Ku service on certain Delta aircraft was amended to change the contract expiration date from February 2027 with respect to all aircraft to a staggered, fleet by fleet expiration schedule under which expiration dates will occur between November 2020 and July 2022 (the “Delta amendment”). As a result, the useful lives of the equipment installed on these fleets were shortened to align with the expiration dates in the amended agreement. The change in estimated useful lives resulted in approximately $41.0 million of accelerated depreciation during the year ended December 31, 2020. We ceased depreciating these assets and other depreciable assets included as part of discontinued operations when the CA business was classified as held for sale. Additionally, the amortization periods for the remaining deferred airborne lease incentives associated with the equipment installed on the 2Ku fleets were shortened to align with the new expiration dates, which resulted in approximately $42.0 million of accelerated amortization during the year ended December 31, 2020. Amortization of deferred airborne lease incentives is a reduction to cost of service revenue.

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

We recognized $71.2 million and $28.6 million, respectively, for the years ended December 31, 2020 and 2019 as a reduction to our cost of service revenue from the amortization of deferred airborne lease incentives. The increase during the year ended December 31, 2020 was due to the Delta amendment.

Under the turnkey model, the revenue share paid to our airline partners represented operating lease payments. These payments were deemed to be contingent rental payments as the payments due to each airline were based on a percentage of our CA service revenue generated from that airline’s passengers, which was unknown until realized. Therefore, we estimated the lease payments due to an airline at the commencement of our contract with such airline. This rental expense is included in cost of service revenue and is partially offset by the amortization of the deferred airborne lease incentives discussed above. Due to the accelerated amortization resulting from the Delta amendment and a significant reduction in revenue share as a result of COVID-19, the amortization of deferred airborne lease incentives exceeded our revenue share expense by $49.1 million for the year ended December 31, 2020. We incurred net rental expense of $25.1 million for the year ended December 31, 2019.

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

In light of the COVID-19 pandemic and its impact on air travel, including decreased flights, decreased gross passenger opportunity and our airline partners’ temporary parking of a significant number of their aircraft, we conducted a review as of March 31, 2020 and determined that the carrying values for the asset groups related to three of our airline agreements for the CA business exceeded their estimated undiscounted cash flows, which triggered the need to estimate the fair value of these assets. Fair value reflects our best estimate of the discounted cash flows of the impaired assets. For the airborne assets and right-of-use assets associated with the three airline agreements (the “impaired assets”), we recorded an impairment charge of $46.4 million for the three-month period ended March 31, 2020, reflecting the difference between the carrying value and the estimated fair value of the impaired assets. We conducted another review as of June 30, 2020 due to the continuation of the COVID-19 pandemic as well as the signing of the Delta amendment and determined that $1.0 million of deferred STC costs was impaired due to the bankruptcy of three airline partners. As such, we recorded a $1.0 million charge for impairment of long-lived assets for the three-month period ended June 30, 2020. For the year ended December 31, 2020, charges recorded for impairments of long-lived assets totaled $47.4 million. No such charges were recorded for the year ended December 31, 2019.

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

Restricted Cash - Certain cash amounts are restricted as to use and are classified outside of cash and cash equivalents. Cash amounts with restrictions of twelve months or less are included in Prepaid expenses and other current assets and amounts restricted for greater than twelve months are included in Other non-current assets in our consolidated balance sheets.

Our restricted cash balances were $0.4 million and $0.5 million, respectively, as of December 31, 2021 and 2020. The balance as of December 31, 2021 consisted primarily of a letter of credit issued for the benefit of the landlord of our new office location in Chicago, IL. The balance as of December 31, 2020 consisted of a letter of credit issued for the benefit of the landlord of our current office location in Broomfield, CO which was no longer required as of December 31, 2021.

Concentrations of Credit Risk - Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are invested with creditworthy financial institutions.

Income Tax - We use an asset- and liability-based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded for tax attributes and are based on the differences between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. We also consider the existence of any uncertain tax positions and, as necessary, provide a reserve for any uncertain tax positions at each reporting date.

See Note 16, "Income Tax," for further details.

Inventories - Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or market. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

See Note 6, "Inventories," for further details.

Property and Equipment and Depreciation - Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation. Network asset inventory and construction in progress, which include materials, transmission and related equipment, interest and other costs relating to the construction and development of our network, are not depreciated until they are put into service. Network equipment consists of switching equipment, antennas, base transceiver stations, site preparation costs, and other related equipment used in the operation of our network. Depreciation expense totaled $7.9 million, $7.9 million and $10.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Subsequent to the issuance of the Company’s 2020 consolidated financial statements, the Company determined that the depreciation expense amounts disclosed in the footnotes to the 2020 Form 10-K represented both depreciation and amortization expense and thus were overstated by $6.3 million and $6.1 million for the years ended December 31, 2020 and 2019, respectively. During the current year, the Company corrected these disclosed depreciation expense amounts in the footnote. These disclosure adjustments did not impact the amounts recorded in the consolidated financial statements and the Company believes the disclosure adjustments are not material. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives for owned assets, which are as follows:

Office equipment, furniture, fixtures and other	3-5 years
Leasehold improvements	7-15 years
Network equipment	5-25 years

See Note 7, "Composition of Certain Balance Sheet Accounts," for further details.

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

Intangible Assets - Intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. Our FCC Licenses, as defined in Note 9, "Intangible Assets," are our only material indefinite-lived intangible assets. We perform our annual impairment test of our FCC Licenses during the fourth quarter of each fiscal year. We assess qualitative factors to determine the likelihood of impairment. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, financial performance versus budget and any other events or circumstances specific to the FCC Licenses. If it is more likely than not that the fair value of the FCC Licenses is greater than the carrying value, no further testing is required. If our qualitative analysis indicates more testing is required, or if we elect not to perform a qualitative analysis, we will apply the quantitative impairment test method.

Our quantitative impairment testing of the FCC Licenses uses the Greenfield method, an income-based approach. When performing this quantitative impairment testing, we estimate the value of our FCC spectrum licenses by calculating the present value of the cash flows of a hypothetical new market participant whose only assets are such licenses to determine the fair value of the FCC licenses. The estimate takes into account all costs and expenses necessary to build the Company’s infrastructure during the start-up period, projected revenue, and cash flows once the infrastructure is completed. Since there is limited corroborating data available in the marketplace that would demonstrate a market participant’s experience in establishing an “air-to-ground” business, we utilize our historic results and future projections as the underlying basis for the application of the Greenfield method. We follow the traditional discounted cash flow method, calculating the present value of a new market participant’s estimated debt free cash flows, based on our historical weighted average cost of capital, adjusted to reflect the cost of capital for a new market participant.

Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, projected operating results and cash flows may not always be achieved. The failure to achieve one or more of our assumptions regarding projected operating results and cash flows in the near term or long term could reduce the estimated fair value below carrying value and result in the recognition of an impairment charge. The results of our annual indefinite-lived intangible asset impairment assessments for 2021, 2020 and 2019 indicated no impairment.

Intangible assets that are deemed to have a finite life are amortized over their useful lives as follows:

Software	3-8 years
OEM and dealer relationships	10 years
Service customer relationships	5-7 years
Other intangible assets	4-10 years

See Note 9, "Intangible Assets," for further details.

Long-Lived Assets - We review our long-lived assets to determine potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We do this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If we determine an impairment exists, the asset is written down to estimated fair value. There were no impairments of long-lived assets in 2021, 2020 or 2019.

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

See Note 5, "Revenue Recognition," for further information.

Research and Development Costs - Expenditures for research and development are charged to expense as incurred and totaled $24.9 million, $25.2 million and $26.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Research and development costs are reported as engineering, design and development expenses in our consolidated statements of operations.

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

See Note 8, "Composition of Certain Reserves and Allowances," for the details of the changes in our warranty reserve.

Asset Retirement Obligations - We have certain asset retirement obligations related to contractual commitments to remove our network equipment and other assets from leased cell sites upon termination of the site leases. The asset retirement obligations are classified as a noncurrent liability in our consolidated balance sheets.

See Note 7, "Composition of Certain Balance Sheet Accounts," for the details of the changes in our asset retirement obligations.

Fair Value of Financial Instruments - We group financial assets and financial liabilities measured at fair value into three levels of hierarchy based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

See Note 14, "Fair Value of Financial Assets and Liabilities," for further information.

Derivatives - We are exposed to interest rate risk on our variable rate borrowings. We currently use interest rate caps to manage our exposure to interest rate changes, and have designated these interest rate caps as cash flow hedges for accounting purposes. We account for these interest rate caps in accordance with ASC 815, Derivatives and Hedging, which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized.

See Note 11, "Derivative Instruments and Hedging Activities," for further information.

In March 2015, we entered into the Forward Transactions (as defined and described in Note 10, "Long-Term Debt and Other Liabilities") in which we purchased 7.2 million shares of our common stock for approximately $140.0 million, with an expected settlement date on or around March 13, 2020, and in December 2019, we amended a portion of the Forward Transactions to extend the expected settlement date for approximately 2.1 million of those shares to on or around May 15, 2022. During March 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions. In April 2021, approximately 1.5 million shares of common stock were delivered to us in connection with the Amended and Restated Forward Transaction (as defined and described in Note 10, "Long-term Debt and Other Liabilities"). We accounted for these shares as Treasury stock and reclassified $29.9 million and $98.9 million for the years ended December 31, 2021 and 2020, respectively, from Additional paid-in capital to Treasury stock, at cost, in our consolidated balance sheets. Because the Forward Transactions are indexed to our own stock and classified within stockholders’ equity, we do not account for the Forward Transactions as derivative instruments in accordance with ASC 815, Derivatives and Hedging.

See Note 10, "Long-Term Debt and Other Liabilities," for further information.

Convertible Notes – Proceeds received from the issuance of the 2022 Convertible Notes and the 2020 Convertible Notes (as defined in Note 10, “Long-Term Debt and Other Liabilities”) were initially allocated between a liability component (Long-term debt) and an equity component (Additional paid-in capital), within the consolidated balance sheets. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2022 Convertible Notes and the 2020 Convertible Notes. Upon adoption of ASU 2020-06 on January 1, 2021, the 2022 Convertible Notes are accounted for as a single liability. See "- Recently Issued Accounting Pronouncements," for more information on the adoption of ASU 2020-06.

See Note 10, "Long-Term Debt and Other Liabilities," for further information.

Earnings (Loss) Per Share - We calculate basic earnings (loss) per share using the weighted-average number of common shares outstanding during the period. We calculate diluted earnings (loss) per share using the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding.

See Note 4, "Earnings (Loss) Per Share," for further information.

Stock-Based Compensation Expense - Compensation cost is measured and recognized at fair value for all stock-based payments, including stock options. For time-based vesting stock options, we estimate fair value using the Black-Scholes option-pricing model, which requires assumptions, such as expected volatility, risk-free interest rate, expected life, and dividends. Forfeitures are recognized when they occur. RSUs and restricted stock are measured based on the fair market value of the underlying stock on the date of grant. For awards with a market condition (which we have used on a limited basis), we estimate fair value using the Monte Carlo Simulation model, which requires assumptions, such as volatility, risk-free interest rate, expected life and dividends. Our stock-based compensation expense is recognized over the applicable vesting period and is included in the same operating expense line items in the consolidated statements of operations as the base cash compensation paid to the underlying employees.

See Note 15, "Stock-Based Compensation and 401(k) Plan," for further information.

Leases – We account for leases in accordance with Accounting Standards Codification Topic 842, “Leases” (“ASC 842”).

We have operating lease agreements for which we have recorded lease liabilities and right-of-use assets for leases primarily related to cell sites and office buildings. We determine whether a contract contains a lease at contract inception and calculate the lease liability and right-of-use asset using our incremental borrowing rate. Our cell site leases generally have terms of five to ten years, with renewal options for an additional five to 25 years. For certain cell sites, the renewal options are deemed to be reasonably certain to be exercised. During the periods presented, our building leases ranged from one to ten years, with renewal options for an additional one to five years. We recognize operating lease expense on a straight-line basis over the lease term. We have finance leases for computer and office equipment. Covenants within the Term Loan Facility contain certain restrictions on our ability to enter into new finance lease arrangements.

See Note 17, "Leases," for further information.

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

See Note 10, "Long-Term Debt and Other Liabilities," for further information.

Comprehensive Income (Loss) - Comprehensive income for the year ended December 31, 2021 is net income plus unrealized gains and losses on foreign currency translation adjustments and the changes in fair value of cash flow hedges. Comprehensive loss for the years ended December 31, 2020 and 2019 is net loss plus unrealized gains and losses on foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or expected to have minimal impact on our consolidated financial statements.

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

The cumulative impact of using the modified retrospective approach for the adoption of ASU 2020-06 on our consolidated balance sheets as of January 1, 2021 is summarized below:

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

All other new pronouncements:

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 requires an entity to disclose information about the nature of the transactions, including the significant terms and conditions, accounting policy used to account for the transactions, and the effect of the transactions on the financial statements. This guidance is effective beginning on January 1, 2022. We are currently evaluating the impact that this guidance will have upon our consolidated financial statements.

4. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been calculated using the weighted-average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 10, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings will be allocated between shares of common stock and participating securities on a one-to-one basis. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Additionally, the calculation of weighted average shares outstanding as of December 31, 2021, 2020 and 2019 excludes approximately 0.6 million, 2.1 million and 7.2 million shares, respectively, associated with the Forward Transactions.

The diluted earnings (loss) per share calculations exclude the effect of stock options, deferred stock units, restricted stock units and convertible notes when the computation is anti-dilutive. For the year ended December 31, 2021, the weighted average number of shares excluded from the computation was 5.7 million shares. As a result of the net loss for each of the years ended December 31, 2020 and 2019, for the periods where such shares or securities were outstanding, all of the outstanding shares of common stock underlying stock options, deferred stock units, restricted stock units and convertible notes were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019; however, for the reasons described above, the shares associated with the Forward Transactions are excluded from the computation of basic earnings per share (in thousands, except per share amounts):

	For the Year Ended December 31,
	2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income from continuing operations	$156,589
Less: Participation rights on Forward Transactions allocated to continuing operations	1,484

Basic Earnings Per Share from Continuing Operations
Undistributed income from continuing operations	$155,105	103,400	$1.50

Effect of Dilutive Securities from Continuing Operations
Stock-based compensation	—	6,674
2022 Convertible Notes	7,221	17,131

Diluted Earnings Per Share from Continuing Operations
Undistributed income from continuing operations and assumed conversions	$162,326	127,205	$1.28

Net loss from discontinued operations	$(3,854)
Less: Participation rights on Forward Transactions allocated to discontinued operations	(36)

Basic Loss Per Share from Discontinued Operations
Undistributed loss from discontinued operations	$(3,818)	103,400	$(0.04)

Effect of Dilutive Securities from Discontinued Operations
Stock-based compensation	3,615	6,674
2022 Convertible Notes	—	17,131

Diluted Loss Per Share from Discontinued Operations
Undistributed loss from discontinued operations and assumed conversions	$(203)	127,205	$—

Earnings per share - basic			$1.46
Earnings per share - diluted			$1.28

	For the Years Ended December 31,
	2020	2019
Net loss from continuing operations	$(48,559)	$(88,497)
Net loss from discontinued operations	(201,477)	(57,507)
Net loss	(250,036)	(146,004)
Less: Participation rights of the Forward Transactions	—	—
Undistributed losses	$(250,036)	$(146,004)
Weighted-average common shares outstanding-basic and diluted	82,266	80,766
Net loss attributable to common stock per share-basic and diluted:
Net loss from continuing operations	$(0.59)	$(1.10)
Net loss from discontinued operations	(2.45)	(0.71)
Net loss	$(3.04)	$(1.81)

5. Revenue Recognition

Remaining Performance Obligations

As of December 31, 2021, the aggregate amount of the transaction price in our customer contracts allocated to unsatisfied performance obligations was approximately $95 million. The remaining unsatisfied performance obligations primarily represent connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract. We have excluded from this amount consideration from contracts that have an original duration of one year or less.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Service revenue
Connectivity	$255,786	$209,160	$219,450
Entertainment and other	3,797	2,827	2,472
Total service revenue	$259,583	$211,987	$221,922
Equipment revenue
ATG	$61,780	$45,200	$62,899
Satellite	11,048	11,746	21,755
Other	3,305	785	2,409
Total equipment revenue	$76,133	$57,731	$87,063
Customer type
Aircraft owner/operator/service provider	$259,583	$211,987	$221,922
OEM and aftermarket dealer	76,133	57,731	87,063
Total revenue	$335,716	$269,718	$308,985

Contract balances

Our current and non-current deferred revenue balances totaled $1.8 million and $3.1 million as of December 31, 2021 and 2020, respectively. Deferred revenue includes, among other things, fees paid for equipment and subscription connectivity products.

Our current and non-current contract asset balances totaled $17.8 million and $12.2 million as of December 31, 2021 and 2020, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings primarily for certain sales programs.

Major Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2021, 2020 and 2019 and no customer accounted for more than 10% of accounts receivable as of December 31, 2021 or 2020.

6. Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or market price. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Work-in-process component parts	$21,570	$15,405
Finished goods	12,406	12,709
Total inventory	$33,976	$28,114

7. Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Contract assets	$4,533	$2,417
Prepaid inventories	2,525	124
Insurance receivable (1)	17,300	—
Tenant improvement allowance receivables	1,936	—
Other	6,001	6,393
Total prepaid expenses and other current assets	$32,295	$8,934
(1)
See Note 18, "Commitments and Contingencies," for additional information.

Property and equipment as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Office equipment, furniture, fixtures and other	$12,759	$10,986
Leasehold improvements	13,545	12,012
Network equipment	142,601	139,884
	168,905	162,882
Accumulated depreciation	(105,233)	(99,389)
Property and equipment, net	$63,672	$63,493

Other non-current assets as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Contract assets, net of allowances of $455 and $375, respectively	$13,217	$9,775
Interest rate cap	11,359	—
Revolving credit facility deferred financing costs	1,879	—
Other	1,970	1,711
Total other non-current assets	$28,425	$11,486

Accrued liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Accrued interest	$6,231	$17,836
Employee compensation and benefits (1)	13,791	35,516
Litigation settlement accrual (2)	17,300	—
Operating leases	7,444	8,089
Deferred gain on sale of CA business (3)	—	9,400
Warranty reserve	2,450	2,400
Taxes	1,997	2,022
Network equipment	3,179	—
Other	7,476	7,746
Total accrued liabilities	$59,868	$83,009

(1)
Includes $19.2 million as of December 31, 2020 expected to be paid in shares of Gogo common stock upon the vesting of certain equity awards issued to former employees now employed by Intelsat and classified within discontinued operations. As all remaining liability-classified awards vested during 2021, the amounts were reclassified from Accrued liabilities to Additional paid-in capital. See Note 2, "Discontinued Operations," for additional information.
(2)
See Note 18, "Commitments and Contingencies," for additional information.
(3)
Relates to sale of CA business on December 1, 2020. See Note 2, "Discontinued Operations," for additional information.

Other non-current liabilities as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2021	2020
Asset retirement obligations	$4,861	$4,401
Deferred tax liabilities	—	2,108
Other	2,375	4,072
Total other non-current liabilities	$7,236	$10,581

Changes in our non-current asset retirement obligations for the years ended December 31, 2021 and 2020 consist of the following (in thousands):

Asset
Retirement
Obligation
Balance – January 1, 2020	$4,093
Liabilities incurred	—
Liabilities settled	(115)
Accretion expense	416
Foreign exchange rate adjustments	7
Balance – December 31, 2020	4,401
Liabilities incurred	—
Liabilities settled	—
Accretion expense	460
Foreign exchange rate adjustments	—
Balance – December 31, 2021	$4,861

8. Composition of Certain Reserves and Allowances

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

Changes in our allowances for credit losses for the years ended December 31, 2021 and 2020 were as follows (in thousands):

		Other
	Accounts	non-current
	Receivable	assets
Balance at January 1, 2020	$660	$—
Cumulative-effect adjustment of ASC 326 adoption	404	75
Provision for expected credit losses	771	300
Write-offs charged against the allowances	(727)	—
Other	(64)	—
Balance at December 31, 2020	1,044	375
Provision for expected credit losses	204	80
Write-offs charged against the allowances	(371)	—
Other	17	—
Balance at December 31, 2021	$894	$455

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

Changes in our warranty reserve for the years ended December 31, 2021 and 2020 were as follows (in thousands):

Warranty
Reserve
Balance – January 1, 2020	$2,500
Accruals for warranties issued	(7)
Settlements and adjustments to warranties	(93)
Balance – December 31, 2020	2,400
Accruals for warranties issued	126
Settlements and adjustments to warranties	(76)
Balance – December 31, 2021	$2,450

9. Intangible Assets

Our intangible assets are comprised of indefinite- and finite-lived intangible assets and goodwill. We own the rights to 3MHz of ATG spectrum in the nationwide 800 MHz Commercial Air-Ground Radiotelephone band (the “3 MHz FCC License”), which is used in the operation of our ATG network, and the license for 1 MHz of ATG spectrum in the nationwide 800MHz Commercial Air-Ground Radiotelephone band (the “1 MHz FCC License”) acquired as part of our acquisition of LiveTV Airfone, LLC. Together we refer to the 3 MHz FCC License and the 1 MHz FCC License as the “FCC Licenses.” The FCC Licenses were originally issued with 10-year terms and we have renewed both licenses for subsequent 10-year terms. Such licenses are subject to further renewal by the FCC, and renewals of licenses held by others have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of the FCC Licenses. As a result, the FCC Licenses are treated as indefinite-lived intangible assets which we do not amortize. We reevaluate the useful life of the FCC Licenses each year to determine whether events and circumstances continue to support an indefinite useful life. Our annual impairment assessment of the FCC Licenses for 2021, 2020 and 2019 indicated no impairment.

Our software relates to the development of internal use software which is used to run our network and support our service offerings. Software also includes software embedded in the equipment that we sell to our customers.

Our goodwill balance was $0.6 million as of December 31, 2021 and 2020.

Our intangible assets, other than goodwill, as of December 31, 2021 and 2020 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of December 31, 2021			As of December 31, 2020
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	3.0	$54,128	$(39,289)	$14,839	$50,029	$(31,739)	$18,290
Other intangible assets	8.3	1,812	—	1,812	1,500	—	1,500
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—
Total amortized intangible assets		70,745	(54,094)	16,651	66,334	(46,544)	19,790
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283
Total intangible assets		$103,028	$(54,094)	$48,934	$98,617	$(46,544)	$52,073

Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $7.5 million, $6.3 million and $6.1 million, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2022	$4,921
2023	$2,963
2024	$1,496
2025	$1,298
2026	$1,288
Thereafter	$4,685

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

10. Long-Term Debt and Other Liabilities

Long-term debt as of December 31, 2021 and 2020 was as follows (in thousands):

	December 31,	December 31,
	2021	2020
Term Loan Facility	$718,057	$—
2024 Senior Secured Notes	—	973,539
2022 Convertible Notes	102,788	215,122
Total debt	820,845	1,188,661
Less: deferred financing costs	(16,465)	(19,693)
Less: current portion of long-term debt	(109,620)	(341,000)
Total long-term debt	$694,760	$827,968

2021 Credit Agreement

On April 30, 2021, Gogo and Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo) entered into a credit agreement (the “2021 Credit Agreement”) among Gogo, GIH, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for (i) a term loan credit facility (the “Term Loan Facility”) in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and (ii) a revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Facilities”) of up to $100.0 million, which includes a letter of credit sub-facility. The Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the Term Loan Facility on April 30, 2028. There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on April 30, 2026.

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

The Facilities may be prepaid at GIH’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal payment amount requirements.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes (as defined below) together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (as defined below and, together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay fees and expenses incurred in connection with the Refinancing and the Facilities (the “Transaction Costs”). The Revolving Facility is available for working capital and general corporate purposes of Gogo and its subsidiaries and was undrawn as of December 31, 2021.

As of December 31, 2021, the outstanding principal amount of the Term Loan Facility was $721.4 million, the unaccreted debt discount was $3.3 million and the net carrying amount was $718.1 million.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our consolidated balance sheets and are amortized over the terms of the Facilities. Total amortization expense was $1.8 million for the year ended December 31, 2021 and is included in Interest expense in our consolidated statements of operations. As of December 31, 2021, the balance of unamortized deferred financing costs related to the Facilities was $17.9 million.

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

2022 Convertible Notes

On November 21, 2018, we issued $215.0 million aggregate principal amount of 6.00% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) in private offerings to qualified institutional buyers, including pursuant to Rule 144A under the Securities Act, and in concurrent private placements. We granted an option to the initial purchasers to purchase up to an additional $32.3 million aggregate principal amount of 2022 Convertible Notes to cover over-allotments, of which $22.8 million was subsequently exercised during December 2018, resulting in a total issuance of $237.8 million aggregate principal amount of 2022 Convertible Notes. The 2022 Convertible Notes mature on May 15, 2022, unless earlier converted into shares of our common stock. We pay interest on the 2022 Convertible Notes semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2019.

Under the accounting standards applicable at the time of issuance, the $237.8 million of proceeds received from the issuance of the 2022 Convertible Notes was initially allocated between Long-term debt (the liability component) at $188.7 million and Additional paid-in capital (the equity component) at $49.1 million, within the consolidated balance sheets. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2022 Convertible Notes. If we or the note holders elect not to settle the debt through conversion, at maturity we must repay the principal amount at face value in cash. Therefore, the liability component will be accreted up to the face value of the 2022 Convertible Notes, which will result in additional non-cash interest expense being recognized in the consolidated statements of operations through the 2022 Convertible Notes maturity date (see Note 12, "Interest Costs," for additional information). The effective interest rate on the 2022 Convertible Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 13.6%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

As of December 31, 2020, the outstanding principal amount of the 2022 Convertible Notes was $237.8 million, the unaccreted debt discount was $22.7 million and the net carrying amount of the liability component was $215.1 million.

Upon adoption of ASU 2020-06 on January 1, 2021 (see Note 3, "Summary of Significant Accounting Policies," for more information), the 2022 Convertible Notes are accounted for as a single liability. The adoption of this standard resulted in the $49.1 million initially recorded to Additional paid-in capital being reclassified and recorded as an increase to Long-term debt in the consolidated balance sheets. Additionally, the $26.5 million of accretion recognized life-to-date was reversed and recorded as a reduction to Long-term debt and a reduction to Accumulated deficit in the consolidated balance sheets.

In January 2021, $1.0 million aggregate principal amount of 2022 Convertible Notes was converted by holders and settled through the issuance of 166,666 shares of common stock.

On March 17, 2021, Gogo entered into separate, privately negotiated exchange agreements (the “March 2021 Exchange Agreements”) with certain holders of the 2022 Convertible Notes. Pursuant to the March 2021 Exchange Agreements, such holders exchanged a total of $28,235,000 aggregate principal amount of 2022 Convertible Notes for 5,121,811 shares of our common stock on March 24, 2021. The negotiated exchange rate under the March 2021 Exchange Agreements was 181.40 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which resulted in a loss on settlement of $4.4 million, which is included in Loss on extinguishment of debt and settlement of convertible notes in our consolidated statements of operations for the year ended December 31, 2021.

On April 1, 2021, Gogo entered into a privately negotiated exchange agreement (the “GTCR Exchange Agreement”) with an affiliate of funds managed by GTCR LLC (“GTCR”). Pursuant to the GTCR Exchange Agreement, GTCR exchanged $105,726,000 aggregate principal amount of 2022 Convertible Notes for 19,064,529 shares of our common stock on April 9, 2021. The negotiated exchange rate under the GTCR Exchange Agreement was 180.32 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which resulted in a loss on settlement of $14.6 million, which is included in Loss on extinguishment of debt and settlement of convertible notes in our consolidated statements of operations for the year ended December 31, 2021.

As of December 31, 2021, the outstanding principal amount of the 2022 Convertible Notes was $102.8 million and was classified as Current portion of long-term debt in the consolidated balance sheets.

We incurred approximately $8.1 million of issuance costs related to the issuance of the 2022 Convertible Notes, of which $6.4 million and $1.7 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2022 Convertible Notes. However, upon adoption of ASU 2020-06 on January 1, 2021, the $1.7 million that was initially recorded to additional paid-in capital was reclassified and recorded as deferred financing costs, with catch-up amortization of $1.0 million recorded to Accumulated deficit in the consolidated balance sheets. The deferred financing costs are being amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $1.4 million, $1.8 million and $1.7 million, respectively, for the years ended December 31, 2021, 2020 and 2019. Amortization expense is included in Interest expense in the consolidated statements of operations. As of December 31, 2021 and 2020, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $0.4 million and $2.7 million, respectively, and is included as a reduction to the carrying amount of the debt in our consolidated balance sheets. See Note 12, "Interest Costs," for additional information.

The 2022 Convertible Notes had an initial conversion rate of 166.6667 common shares per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $6.00 per share of our common stock. In November 2021, we informed the trustee under the indenture governing the 2022 Convertible Notes that we intend to settle any conversions of the 2022 Convertible Notes occurring after November 15, 2021 in shares of our common stock. The shares of common stock subject to conversion are considered in the diluted earnings per share calculations under the if-converted method if their impact is dilutive.

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

The Stock Price Condition was triggered for the period from October 1, 2020 through December 31, 2020, January 1, 2021 through March 31, 2021, April 1, 2021 through June 30, 2021, July 1, 2021 through September 30, 2021 and October 1, 2021 through December 31, 2021. Regardless of whether any of the foregoing circumstances occurs, a holder may convert its 2022 Convertible Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding May 15, 2022.

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

Forward Transactions

In connection with the issuance of the 3.75% Convertible Senior Notes due 2020 (the "2020 Convertible Notes"), we paid approximately $140.0 million to enter into prepaid forward stock repurchase transactions (the “Forward Transactions”) with certain financial institutions (the “Forward Counterparties”), pursuant to which we purchased approximately 7.2 million shares of common stock for settlement on or around the March 1, 2020 maturity date for the 2020 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early.

On December 11, 2019, we entered into an amendment to one of the Forward Transactions (the “Amended and Restated Forward Transaction”) to extend the expected settlement date with respect to approximately 2.1 million shares of common stock held by one of the Forward Counterparties, JPMorgan Chase Bank, National Association (the “2022 Forward Counterparty”), to correspond with the May 15, 2022 maturity date for the 2022 Convertible Notes. In the future, we may request that the 2022 Forward Counterparty modify the settlement terms of the Amended and Restated Forward Transaction to provide that, in lieu of the delivery of the applicable number of shares of our common stock to us to settle a portion of the Amended and Restated Forward Transaction in accordance with its terms, the 2022 Forward Counterparty would pay to us the net proceeds from the sale by the 2022 Forward

Counterparty (or its affiliate) of a corresponding number of shares of our common stock in a registered offering (which may include block sales, sales on the NASDAQ Global Select Market, sales in the over-the-counter market, sales pursuant to negotiated transactions or otherwise, at market prices prevailing at the time of sale or at negotiated prices). Any such sales could potentially decrease (or reduce the size of any increase in) the market price of our common stock. The 2022 Forward Counterparty is not required to effect any such settlement in cash in lieu of delivery of shares of our common stock and, if we request that the 2022 Forward Counterparty effect any such settlement, it will be entered into in the discretion of the 2022 Forward Counterparty on such terms as may be mutually agreed upon at the time. As a result of the Forward Transactions, total shareholders’ equity within our consolidated balance sheets was reduced by approximately $140.0 million. In March, 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions. In April 2021, approximately 1.5 million shares of common stock were delivered to us in connection with the Amended and Restated Forward Transaction. The approximately 0.6 million shares of common stock remaining under the Amended and Restated Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

2024 Senior Secured Notes

On April 25, 2019, GIH and Gogo Finance Co. Inc. (a wholly owned subsidiary of GIH) (“Gogo Finance” and, together with GIH, the “Issuers”) issued $905.0 million aggregate principal amount of 9.875% senior secured notes due 2024 (the “2024 Senior Secured Notes”), at a price equal to 99.512% of their face value, under an indenture, dated as of April 25, 2019, among the Issuers, Gogo, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.

On May 7, 2019, the Issuers issued an additional $20.0 million of 2024 Senior Secured notes, which were issued at a price equal to 100.5% of their face value, and $50.0 million of 2024 Senior Secured Notes on November 13, 2020, which were issued at a price equal to 103.5% of their face value.

The 2024 Senior Secured Notes were guaranteed on a senior secured basis by Gogo and all of GIH’s existing and future restricted subsidiaries (other than Gogo Finance), subject to certain exceptions. The 2024 Senior Secured Notes and the related guarantees were secured by certain liens on the Company’s collateral, which were released upon the closing of the Transaction.

As of December 31, 2020, the outstanding principal amount of the 2024 Senior Secured Notes was $975.0 million, the unaccreted debt discount was $1.5 million and the net carrying amount was $973.5 million.

We paid approximately $22.6 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which were accounted for as deferred financing costs on our consolidated balance sheets and were being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $1.4 million, $3.7 million and $2.3 million, respectively, for the years ended December 31, 2021, 2020 and 2019. Amortization expense is included in interest expense in the consolidated statements of operations. As of December 31, 2020, the balance of unamortized deferred financing costs related to the 2024 Senior Secured Notes was $16.6 million and is included as a reduction to long-term debt in our consolidated balance sheets. The remaining unamortized deferred financing costs were written off as of May 1, 2021.

The 2024 Senior Secured Notes were redeemed on May 1, 2021 (the “Redemption Date”) at a redemption price equal to 104.938% of the principal amount of the 2024 Senior Secured Notes redeemed, plus accrued and unpaid interest to (but not including) the Redemption Date. The make-whole premium paid in connection with the redemption was $48.1 million and we wrote off the remaining unamortized deferred financing costs of $15.2 million and the remaining debt discount of $1.3 million, which together are included in Loss on extinguishment of debt and settlement of convertible notes in our consolidated statements of operations for the year ended December 31, 2021.

ABL Credit Facility

On August 26, 2019, Gogo, GIH and Gogo Finance entered into a credit agreement (the “ABL Credit Agreement”) with the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Morgan Stanley Senior Funding, Inc., as syndication agent, which provided for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30 million, subject to borrowing base availability, and includes letter of credit and swingline sub-facilities. The obligations under the ABL Credit Agreement were guaranteed by Gogo and all of its existing and future subsidiaries, subject to certain exceptions and secured by collateral of the Company. As of December 31, 2020, the facility was undrawn. On April 30, 2021, the ABL Credit Agreement and all commitments thereunder were terminated. As a result of the termination, the remaining unamortized deferred financing costs of $0.3 million were written off as of May 1, 2021 and included in Loss on extinguishment of debt and settlement of convertible notes in our consolidated statements of operations for the year ended December 31, 2021.

2022 Senior Secured Notes

On June 14, 2016, the Issuers issued $525 million aggregate principal amount of 12.500% senior secured notes due 2022 (the “2022 Senior Secured Notes”) under an indenture, dated as of June 14, 2016, among the Issuers, Gogo, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent. On January 3, 2017, the Issuers issued an additional $65 million of 2022 Senior Secured Notes at a price equal to 108% of their face value. On September 25, 2017, the Issuers issued an additional $100 million of 2022 Senior Secured Notes at a price equal to 113% of their face value.

On May 15, 2019, the Issuers redeemed in full all $690 million aggregate principal amount outstanding of the 2022 Senior Secured Notes. The make-whole premium paid in connection with the redemption was $51.4 million and we wrote off the remaining unamortized deferred financing costs of $9.1 million and the remaining debt premium of $11.7 million relating to the 2022 Senior Secured Notes in connection with the redemption thereof, which together are included in Loss on extinguishment of debt and settlement of convertible notes in our consolidated statements of operations for the year ended December 31, 2019. Total amortization expense was $0.9 million for the year ended December 31, 2019. Amortization expense is included in interest expense in the consolidated statements of operations. As noted above, the remaining unamortized deferred financing costs were written off as of May 15, 2019.

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

On April 18, 2019, we commenced a cash tender offer (the “Tender Offer”) to purchase any and all of the outstanding 2020 Convertible Notes for an amount equal to $1,000 per $1,000 principal amount of 2020 Convertible Notes purchased, plus accrued and unpaid interest from the last interest payment date on the 2020 Convertible Notes to, but not including, the date of payment for the 2020 Convertible Notes accepted in the Tender Offer. The Tender Offer expired on May 15, 2019, resulting in the purchase of $159.0 million of outstanding 2020 Convertible Notes. As a result of the Tender Offer, the carrying value of the 2020 Convertible Notes was adjusted by $8.5 million to face value and unamortized deferred financing costs of $0.6 million were expensed. These two items are included in Loss on extinguishment of debt and settlement of convertible notes in our consolidated statements of operations for the year ended December 31, 2019. During September 2019, we purchased an additional $0.5 million of outstanding 2020 Convertible Notes. The 2020 Convertible Notes matured on March 1, 2020.

We incurred approximately $10.4 million of issuance costs related to the issuance of the 2020 Convertible Notes, of which $7.5 million and $2.9 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2020 Convertible Notes and under the accounting standards applicable at the time of issuance. The $7.5 million recorded as deferred financing costs on our consolidated balance sheets was being amortized over the term of the 2020 Convertible Notes using the effective interest method. Total amortization expense of the deferred financing costs was $0.2 million for the year ended December 31, 2019. Amortization expense is included in interest expense in the consolidated statements of operations. The shares of common stock subject to conversion were excluded from diluted earnings per share calculations under the if-converted method as their impact is anti-dilutive.

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

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. The cost of the interest rate caps will be amortized to interest expense using the caplet method, from the effective date through termination date. We receive payments in the amount calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The notional amounts of the interest rate caps periodically decrease over the life of the caps.

The notional amounts, strike rates and end dates of the cap agreements are as follows (notional amounts in thousands):

Start Date	End Date	Notional Amounts	Strike Rate
7/31/2021	7/31/2023	$650,000	0.75%
7/31/2023	7/31/2024	525,000	0.75%
7/31/2024	7/31/2025	350,000	1.25%
7/31/2025	7/31/2026	250,000	2.25%
7/31/2026	7/31/2027	200,000	2.75%

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the year ended December 31, 2021. We estimate that approximately $0.2 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedge on an ongoing basis. Cash flows from interest rate caps are classified in the consolidated statement of cash flows as investing activities from continuing operations.

For the year ended December 31, 2021, we recorded an unrealized gain on the interest rate caps of $2.7 million, net of tax of $0.9 million.

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

The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheets for the periods presented (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance sheet location	2021	2020
Current portion of interest rate caps	Prepaid expenses and other current assets	$925	$—
Non-current portion of interest rate caps	Other non-current assets	$11,359	$—

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

The following is a summary of our interest costs for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Interest costs charged to expense	$62,390	$105,988	$110,502
Amortization of deferred financing costs	4,661	5,892	5,260
Accretion of debt discount	419	13,907	15,729
Amortization of interest rate cap premium	2	—	—
Amortization of debt premium	—	—	(1,018)
Interest expense	67,472	125,787	130,473
Interest costs capitalized to property and equipment	4	—	11
Interest costs capitalized to software	311	885	608
Total interest costs	$67,787	$126,672	$131,092

13. Common Stock and Preferred Stock

Common Stock – We have one class of common stock outstanding as of December 31, 2021 and 2020. Our common stock is junior to our preferred stock, if and when issued. Our Third Amended and Restated Certificate of Incorporation authorizes a total of 500,000,000 shares of common stock with a par value of $0.0001 per share.

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

The Rights are not exercisable until the Distribution Date. The Rights will expire on the earlier to occur of (i) the date on which the Board of Directors determines in its sole discretion that (x) the Rights Agreement is no longer necessary for the preservation of material valuable NOLs or tax attributes or (y) the NOLs and tax attributes have been fully utilized and may no longer be carried forward and (ii) the close of business on September 23, 2023. The Rights Agreement was approved by the Company's stockholders at the Company's 2021 annual meeting of stockholders.

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

Refer to Note 11, "Derivative Instruments and Hedging Activities," for fair value information relating to our interest rate caps.

Long-Term Debt:

As of December 31, 2021 and 2020, our financial assets and liabilities that are disclosed but not measured at fair value include the Term Loan Facility, the 2022 Convertible Notes, and, while outstanding, the 2024 Senior Secured Notes, which are reflected on the consolidated balance sheets at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Term Loan Facility, the 2022 Convertible Notes, and, while outstanding, the 2024 Senior Secured Notes, by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our December 31, 2021 consolidated balance sheets, excluding any issuance costs, are the amount that a market participant would be willing to lend at December 31, 2021 to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility and the 2022 Convertible Notes. The calculated fair value of the 2022 Convertible Notes is correlated to our stock price and as a result, significant changes to our stock price could have a significant impact on the calculated fair values.

The fair value and carrying value of long-term debt as of December 31, 2021 and 2020 was as follows (in thousands):

	December 31, 2021			December 31, 2020
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Term Loan Facility	$723,000	$718,057	(2)	$—	$—
2022 Convertible Notes	$230,000	$102,788		$404,000	$215,122	(3)
2024 Senior Secured Notes	$—	$—		$1,045,000	$973,539	(4)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $3.3 million as of December 31, 2021. See Note 10, "Long-Term Debt and Other Liabilities," for further information.
(3)
Carrying value of the 2022 Convertible Notes reflects the unaccreted debt discount of $22.6 million as of December 31, 2020. See Note 10, "Long-Term Debt and Other Liabilities," for further information.
(4)
Carrying value of the 2024 Senior Secured Notes reflects the unaccreted debt discount of $1.5 million as of December 31, 2020. See Note 10, "Long-Term Debt and Other Liabilities," for further information.

15. Stock-Based Compensation and 401(k) Plan

As of December 31, 2021, we maintained three stock-based incentive compensation plans: the Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), the Gogo Inc. 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”), and The Aircell Holdings Inc. Stock Option Plan, collectively referred to as the “Stock Plans,” as well as an ESPP, as defined and discussed below. Our Stock Plans provide for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units (“DSUs”) and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee.

Under the Stock Plans, 27,709,128 shares of common stock were reserved for issuance. As of December 31, 2021, 3,364,627 shares remained available for grant under our Stock Plans. The contractual life of granted options is 10 years. Except as otherwise approved by the Compensation Committee, all options that are unvested as of the date on which a recipient’s employment terminates, as well as vested options that are not exercised within a prescribed period following termination, are forfeited and become available for future grants. Options granted beginning in 2010 but prior to the Option Exchange (as defined below) include options that (a) vest in specified increments over a four-year period, (b) vest on the date of grant for certain options granted to non-employee members of our Board of Directors or (c) vest on the first anniversary of the date of grant for certain options granted to non-employee members of our Board of Directors. In June 2020, we consummated an option exchange program that was approved by our stockholders at the annual meeting held on April 29, 2020 in which previously outstanding eligible options (which excluded options granted for service by non-executive members of our Board of Directors) to purchase 6,664,773 shares of common stock were surrendered and cancelled and we granted replacement options (the “Replacement Options”) in exchange for the tendered options. Of the 4,168,455 options we granted in 2020, 2,896,383 were Replacement Options. The Replacement Options vest in a single installment on December 31, 2022.

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

In 2016, 2017, 2018 and 2019, the Compensation Committee approved grants of both non-market-based awards that time vested as described above, and market-based awards. The market-based awards vested based on achieving one or more predetermined market conditions and completion of the same time-based vesting requirements applicable to the non-market-based awards. In 2020, the market-based awards granted in 2016 expired without the market-based condition having been achieved and the Compensation Committee approved removing the market-based vesting conditions in the awards granted in 2017, 2018 and 2019. As of December 31, 2021 and 2020, there are no awards that contain market-based conditions.

The following is a summary of our stock-based compensation expense included in the consolidated statements of operations, excluding the stock-based compensation expense for discontinued operations, for the years December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Cost of service revenue	$472	$119	$118
Cost of equipment revenue	523	235	275
Engineering, design and development	1,358	560	601
Sales and marketing	1,615	880	1,233
General and administrative	9,377	6,014	6,427
Total stock-based compensation expense	$13,345	$7,808	$8,654

A summary of stock option activity (which includes amounts for both continuing and discontinued operations) for the year ended December 31, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding – January 1, 2021	5,446,668	$4.19	7.33	$32,458
Granted	26,726	$9.66
Exercised	(591,930)	$3.01
Forfeited	(12,897)	$2.91
Expired	(66,225)	$17.78
Options outstanding – December 31, 2021	4,802,342	$4.18	6.57	$45,927
Options exercisable – December 31, 2021	2,669,860	$5.35	5.16	$22,874

As of December 31, 2021, total unrecognized compensation costs related to unvested stock options were approximately $1 million which is expected to be recognized over a weighted average period of approximately 1.2 years. The total grant date fair value of stock options vested in 2021, 2020 and 2019 was approximately $10 million, $16 million and $8 million, respectively.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. Weighted average assumptions used and weighted average grant date fair value of stock options granted for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
Approximate risk-free interest rate	1.0%	0.5%	2.3%
Average expected life (years)	5.50	6.20	6.02
Dividend yield	N/A	N/A	N/A
Volatility	77.0%	66.8%	60.5%
Weighted average grant date fair value of common stock underlying options granted	$9.66	$2.59	$4.71
Weighted average grant date fair value of stock options granted	$6.22	$1.56	$2.69

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve for the term that mirrored the expected term in effect at the time of grant. The expected life of our stock options was determined based upon a simplified assumption that the stock options will be exercised evenly from vesting to expiration, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life. The dividend yield was based on expected dividends at the time of grant. Beginning in 2020, we calculated volatility based exclusively on our common stock.

The following table summarizes the activities for our unvested RSUs and DSUs (which includes amounts for both continuing and discontinued operations) for the year ended December 31, 2021:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested – January 1, 2021	3,448,169	$3.80
Granted	2,751,436	$10.06
Vested	(1,940,374)	$4.51
Forfeited/canceled	(260,543)	$6.79
Unvested – December 31, 2021	3,998,688	$7.40

As of December 31, 2021, there was approximately $21 million of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of approximately 2.5 years. The total grant date fair value of RSUs and DSUs vested in 2021 was approximately $9 million.

The following table summarizes the activity for our restricted stock (which includes amounts for both continuing and discontinued operations) for the year ended December 31, 2021:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested – January 1, 2021	18,227	$12.26
Granted	—	$—
Vested	(18,227)	$12.26
Forfeited/canceled	—	$—
Unvested – December 31, 2021	—	$—

As of December 31, 2021, there was no unrecognized compensation cost related to unvested employee restricted stock.

ESPP - In June 2013, the Board of Directors and stockholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective on June 26, 2013, and in 2017 and 2020, the ESPP was amended to increase the number of shares reserved thereunder. The ESPP allows eligible employees to purchase a limited number of shares of common stock during pre-specified offering periods at a discount established by the Compensation Committee which may not exceed 15% of the fair market value of the common stock at the beginning or end of the offering period (whichever is lower). Under the ESPP, 2,200,000 shares were reserved for issuance and 48,560 shares of common stock were issued during the year ended December 31, 2021. As of December 31, 2021, 766,580 shares remained available for purchase under the ESPP.

401(k) Plan - Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $1.8 million, $1.5 million, and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

16. Income Tax

For financial reporting purposes, the loss from continuing operations before income taxes included the following components for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
United States	$(27,557)	$(45,840)	$(85,806)
Foreign	(3,084)	(2,865)	(2,128)
Loss before income taxes	$(30,641)	$(48,705)	$(87,934)

Significant components of the (benefit) provision for income taxes for continuing operations for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	90	86	385
Foreign	—	—	—
	90	86	385
Deferred:
Federal	(166,706)	(318)	91
State	(20,614)	86	87
	(187,320)	(232)	178
Total	$(187,230)	$(146)	$563

The (benefit) provision for income taxes for continuing operations differs from income taxes computed at the federal statutory tax rates for the years ended December 31, 2021, 2020, and 2019 as a result of the following items:

	For the Years Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Impact of change in tax rate	—	—	(0.1)
Change in valuation allowance	595.5	(48.9)	(25.1)
State income taxes-net of federal tax benefit	3.2	14.0	6.9
R&D credit	8.3	—	—
Loss on settlement of 2022 Convertible Notes	(12.9)	—	—
Other	(4.1)	14.2	(3.1)
Effective tax rate	611.0%	0.3%	(0.6)%

Components of the net deferred income tax asset as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Deferred income tax assets:
Compensation accruals	$2,492	$7,618
Stock options	7,839	23,263
Inventory	823	1,784
Warranty reserves	609	599
Fixed assets	5,821	—
Capital loss	10,425	17,712
Deferred revenue	184	315
Federal net operating loss (NOL)	144,591	135,806
State NOL	29,690	25,896
Foreign NOL	15,478	18,374
Interest carryforward	71,778	66,379
UNICAP adjustment	1,070	1,733
Finite-lived intangible assets	3,374	4,748
Operating lease liability	21,118	11,539
R&D credit	2,538	—
Other	4,983	7,671
Total deferred income tax assets	322,813	323,437
Deferred income tax liabilities:
Fixed assets	—	(8,673)
Indefinite-lived intangible assets	(8,043)	(7,619)
Convertible Notes discount	—	(5,512)
Right-of-use asset	(17,684)	(8,435)
Interest rate cap valuation	(909)	—
Other	(324)	(1,924)
Total deferred income tax liabilities	(26,960)	(32,163)
Total deferred income tax	295,853	291,274
Valuation allowance	(110,720)	(293,382)
Net deferred income tax asset (liability)	$185,133	$(2,108)

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. Based on our most recent assessment, for the year ended December 31, 2021, we released $195.8 million of the valuation allowance for the portion of our deferred income tax assets that we are more likely than not going to utilize. As of December 31, 2021, we can demonstrate an estimate of objectively verifiable future income based on the prior three years of pre-tax income from continuing operations, adjusted for the change in interest expense resulting from the Refinancing. This estimate of future income, along with our assessment of the other positive and negative evidence considered, supports the release of a portion of the valuation allowance. The remaining valuation allowance is still required for deferred tax assets related to certain state and foreign NOLs, capital losses, and the Section 163(j) interest limitation carryforward as it was more likely than not as of December 31, 2021 that these deferred tax assets will not be realized. If we continue to sustain our current operating performance, additional reversals of our valuation allowance could occur within the next twelve to eighteen months.

As of December 31, 2021, the federal net operating loss (“NOL”) carryforward amount was approximately $689 million and the state NOL carryforward amount was approximately $523 million. The federal NOLs begin to expire in 2031. The state NOLs expire in various tax years beginning in 2022. As of December 31, 2021, the Canadian NOL carryforward amount was approximately $58 million, and it will begin to expire in 2032.

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

As of December 31,2021, 2020 and 2019, we did not have any unrecognized tax benefits.

We are subject to taxation and file income tax returns in the United States federal jurisdiction and many states and Canada. With few exceptions, as of December 31, 2021, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2017.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the years ended December 31, 2021, 2020 or 2019. As of December 31, 2021 and 2020, we did not have a liability recorded for interest or potential penalties.

We do not expect a change in the unrecognized tax benefits within the next 12 months.

17. Leases

The following is a summary of our lease expense included in the consolidated statement of operations (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Operating lease cost	$13,203	$11,688	$11,676
Finance lease cost:
Amortization of leased assets	35	230	665
Interest on lease liabilities	50	113	56
Total lease cost	$13,288	$12,031	$12,397

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Years Ended December 31,
	2021	2020	2019
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$13,930	$12,733	$13,059
Operating cash flows used in finance leases	$51	$113	$56
Financing cash flows used in finance leases	$145	$546	$—
Non-cash items:
Operating leases obtained	$43,148	$5,342	$4,197
Finance leases obtained	$—	$428	$1,268
Weighted average remaining lease term
Operating leases	9 years	7 years	8 years
Finance leases	2 years	2 years	3 years
Weighted average discount rate
Operating leases	7.0%	11.2%	10.3%
Finance leases	18.6%	10.5%	8.3%

Annual future minimum lease payments as of December 31, 2021 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2022	$12,815	$156
2023	12,698	91
2024	12,043	—
2025	11,249	—
2026	11,184	—
Thereafter	53,914	—
Total future minimum lease payments	113,903	247
Less: Amount representing interest	(29,130)	(31)
Present value of net minimum lease payments	$84,773	$216
Reported as of December 31, 2021
Accrued liabilities	$7,444	$129
Non-current operating lease liabilities	77,329	—
Other non-current liabilities	—	87
Total lease liabilities	$84,773	$216

As of December 31, 2021, there were no significant leases which had not yet commenced.

18. Commitments and Contingencies

Contractual Commitments - We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components or as development services are provided.

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

Linksmart Litigation - On April 20, 2018, Linksmart Wireless Technology, LLC filed suit against Gogo Inc., Gogo LLC, our former subsidiary and the entity that operated our CA business (“Gogo LLC”), and eight CA airline partners in the U.S. District Court for the Central District of California alleging that CA’s redirection server and login portal infringe a patent owned by the plaintiff. The suits sought an unspecified amount of damages. Intelsat is required under its contracts with these airlines, which it assumed in the Transaction, to indemnify them for defense costs and any liabilities resulting from the suit. In November 2021, the plaintiff, the successor to Gogo LLC and Gogo Inc. entered into a settlement agreement which included no payment or other obligation on our part other than a release of plaintiff from any claims related to the litigation or the patent at issue. In December 2021, the court dismissed the suit with prejudice.

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

The parties engaged in mediation and reached a tentative resolution that includes a cash payment of $17.3 million (to be funded by our Directors' and Officers' insurance policy) in exchange for a dismissal with prejudice of the class claims and full releases. As a result of this development, the Company has accrued a $17.3 million liability within Accrued liabilities and a corresponding insurance receivable in Prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2021. This resolution is subject to execution by the parties of a definitive settlement agreement and final approval by the court. While the Company will in good faith negotiate the terms of the definitive settlement agreement and seek court approval, there can be no assurance that these efforts will result in a settlement or, if they do, as to the timing of such settlement. We believe that the claims are without merit and will continue to defend them vigorously should the parties’ settlement efforts be unsuccessful.

Derivative Litigation - On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the United States District Court for the Northern District of Illinois, Eastern Division, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer and its current Chief Executive Officer, Chief Financial Officer and President, Commercial Aviation. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to the 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. The two lawsuits were consolidated and were stayed pending a final disposition of the motion to dismiss in the class action suit and remain stayed. In addition, a purported stockholder has sent a letter to the Company’s Board of Directors, dated June 21, 2021, demanding based on substantially the same allegations, that the Company sue certain current and former Officers for, inter alia, breach of fiduciary duty.

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

SmartSky Litigation - On February 28, 2022, SmartSky Networks, LLC brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware alleging that Gogo 5G infringes four patents owned by the plaintiff. The suit seeks an unspecified amount of compensatory damages as well as treble damages for alleged willful infringement and asks that the Court temporarily and permanently enjoin defendants from infringing the patents at issue. We believe that the plaintiff’s claims are without merit and intend to defend our position vigorously. The outcome of this litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

19. Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedge	Total
Balance at January 1, 2019	$(3,554)	$—	$(3,554)
Other comprehensive income (loss) before reclassifications	1,298	—	1,298
Less: income (loss) realized and reclassified to earnings	—	—	—
Net current period comprehensive loss	1,298	—	1,298
Balance at December 31, 2019	$(2,256)	$—	$(2,256)
Other comprehensive income (loss) before reclassifications	1,243	—	1,243
Less: income (loss) realized and reclassified to earnings	—	—	—
Net current period comprehensive loss	1,243	—	1,243
Balance at December 31, 2020	$(1,013)	$—	$(1,013)
Other comprehensive income (loss) before reclassifications	53	2,747	2,800
Less: income (loss) realized and reclassified to earnings	—	(2)	(2)
Net current period comprehensive income (loss)	53	2,749	2,802
Balance at December 31, 2021	$(960)	$2,749	$1,789

20. Condensed Financial Information of Registrant

The following presents the condensed financial information of our parent company on a standalone basis.

Gogo Inc.

Condensed Balance Sheets

(in thousands)

	December 31,	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$55,069	$55,065
Prepaid expenses and other current assets	25	25
Deferred income taxes	186,041	—
Total assets	$241,135	$55,090

Liabilities and stockholders’ deficit:
Other current liabilities	$740	$1,947
Current portion of long-term debt	102,370	—
Long-term debt	—	212,387
Other non-current liabilities	—	2,108
Investments and payables with subsidiaries	458,179	479,762
Total liabilities	561,289	696,204
Total stockholders’ deficit	(320,154)	(641,114)
Total liabilities and stockholders’ deficit	$241,135	$55,090

Gogo Inc.

Condensed Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Interest income	$(6)	$(451)	$(3,083)
Interest expense	9,504	29,318	33,807
Loss on extinguishment of debt	18,948	—	9,163
Other	(4)	4	3
Total other expense	28,442	28,871	39,890
Loss before income taxes	(28,442)	(28,871)	(39,890)
Income tax provision (benefit)	(187,230)	(146)	563
Equity losses of subsidiaries	6,053	221,311	105,551
Net income (loss)	$152,735	$(250,036)	$(146,004)
Comprehensive income (loss)	$152,735	$(250,036)	$(146,004)

Gogo Inc.

Condensed Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income (loss)	$152,735	$(250,036)	$(146,004)
Accretion of debt discount	—	13,255	15,276
Amortization of deferred financing costs	1,387	1,781	1,906
Loss on extinguishment of debt	18,948	—	9,163
Subsidiary equity losses	6,053	221,311	105,551
Deferred income taxes	(187,220)	(232)	178
Other operating activities	1,819	(114)	(1,224)
Net cash used in operating activities	(6,278)	(14,035)	(15,154)
Redemption of short-term investments	—	—	39,323
Investments and advances with subsidiaries	11,552	(45,097)	94,716
Net cash provided by (used in) investing activities	11,552	(45,097)	134,039
Financing activities:
Repurchase of convertible notes	—	(2,498)	(159,502)
Other financing activities	(5,245)	(4,227)	325
Net cash used in financing activities	(5,245)	(6,725)	(159,177)
Increase (decrease) in cash, cash equivalents and restricted cash	29	(65,857)	(40,292)
Cash, cash equivalents and restricted cash at beginning of period	55,065	120,922	161,214
Cash, cash equivalents and restricted cash at end of period	$55,094	$55,065	$120,922
Cash, cash equivalents and restricted cash at end of period	$55,094	$55,065	$120,922
Less: current restricted cash	25	—	—
Less: non-current restricted cash	—	—	2,599
Cash and cash equivalents at end of period	$55,069	$55,065	$118,323

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2021 that are designed to provide reasonable assurance that information required to be disclosed in this report is recorded, processed, summarized and reported within required time periods. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

The management of Gogo, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have assessed the effectiveness of Gogo’s internal control over financial reporting as of December 31, 2021, based on the criteria set forth in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2021, which report is included on Page 105 of this Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Gogo Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gogo Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 3, 2022, expressed an unqualified opinion on those financial statements.

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

March 3, 2022

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 is incorporated herein by reference.

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans (which includes amounts for both continuing and discontinued operations) as of the end of 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,527,269 (1)	4.18 (2)	4,131,207 (3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	9,527,269	4.18	4,131,207

(1)
Represents the number of shares associated with options, Restricted Stock Units and Deferred Share Units outstanding as of December 31, 2021.
(2)
Represents the weighted average exercise price of the 4,802,342 options disclosed in column (a).
(3)
Represents the number of shares remaining available for future issuance under our Amended and Restated 2016 Omnibus Incentive Plan (3,362,612 shares), 2013 Omnibus Incentive Plan (2,015 shares) and ESPP (766,580 shares). Of this number, only 2,320,132 shares are available for issuance with respect to Restricted Stock Units, Deferred Share Units and other awards based on the full value of stock (rather than an increase in value) under our Amended and Restated 2016 Omnibus Incentive Plan and 2013 Omnibus Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

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
2.1**†

Purchase and Sale Agreement by and among Gogo Inc. and Intelsat Jackson Holdings S.A., dated August 31, 2020 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 1, 2020 (File No. 001-35975))

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

4.3	Indenture, dated November 21, 2018, between Gogo Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 21, 2018 (File No. 001-35975))
4.4	Form of 6.00% Convertible Senior Note due 2022, dated November 21, 2018 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 21, 2018 (File No. 001-35975))
4.5	Description of Capital Stock and Registered Securities (incorporated by reference to Exhibit 4.10 to Form 10-K filed on March 11, 2021 (File No. 001-35975))
4.6

Section 382 Rights Agreement, dated as of September 23, 2020, between Gogo Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 23, 2020 (File No. 001-35975))

4.7

Registration Rights Agreement, dated as of April 9, 2021, by and among Gogo Inc., Silver (XII) Holdings, LLC and Silver (Equity) Holdings, LP (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 14, 2021 (File No. 001-35975))

4.8

Amendment to the Registration Rights Agreement, dated as of April 9, 2021, by and between Gogo Inc. (f/k/a AC HoldCo Inc.) and Thorndale Farm Gogo, LLC (as assignee to the interests of the Thorne Investors, as defined therein) (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 14, 2021 (File No. 001-35975))

4.9

Amendment to the Registration Rights Agreement, dated as of May 25, 2021, by and among Gogo Inc., Silver (XII) Holdings, LLC and Silver (Equity) Holdings, LP (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on August 5, 2021 (File No. 001-35975))

4.10	Amendment No. 2 to the Registration Rights Agreement, dated as of March 2, 2022, by and among Gogo Inc., Silver (XII) Holdings, LLC and Silver (Equity) Holdings, LP
10.1.1

Qualcomm Technologies, Inc. Master Software Agreement, dated June 13, 2018, by and between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.48 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.1.2

Qualcomm Technologies, Inc. AMSS6695 Software Addendum to Master Software Agreement, dated June 13, 2018, by and between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.49 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.1.3

Access Point Patent License Agreement, dated July 6, 2018, by and between Qualcomm Incorporated and Gogo LLC (incorporated by reference to Exhibit 10.1.50 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.1.4

ATG Network Sharing Agreement, dated as of December 1, 2020, by and between Gogo Business Aviation LLC and Gogo LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 1, 2020 (File No. 001-35975))

10.1.5†

Master Services Agreement, dated as of November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc. (incorporated by reference to Exhibit 10.1.5 to Form 10-K filed on March 11, 2021 (File No. 001-35975))

10.1.6†

Supply and Product Support Agreement, dated as of November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc. (incorporated by reference to Exhibit 10.1.6 to Form 10-K filed on March 11, 2021 (File No. 001-35975))

10.2.1#

Employment Agreement, by and between Gogo Business Aviation LLC, as assignee of Gogo LLC, and Barry Rowan, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.2.14 to Form 10-Q filed on May 4, 2017 (File No. 001-35975))

10.2.2#

Change in Control Severance Agreement, dated as of April 24, 2017, by and between Gogo Inc. and Barry Rowan (incorporated by reference to Exhibit 10.2.15 to Form 10-Q filed on May 4, 2017 (File No. 001-35975))

10.2.3#

Employment Agreement, dated March 4, 2018, between Gogo Inc., Gogo Business Aviation LLC, as assignee of Gogo LLC, and Oakleigh Thorne (incorporated by reference to Exhibit 10.2.12 to Form 10-Q filed on May 4, 2018 (File No. 001-35975))

10.2.4#

Form of Change in Control Severance Agreement, for named executive officers other than Oakleigh Thorne and Barry Rowan (incorporated by reference to Exhibit 10.2.10 to Form 10-K filed on March 13, 2020 (File No. 001-25975))

10.2.5#

Amendment No. 1 to the Form of Change in Control Severance Agreement for named executive officers other than Oakleigh Thorne and Barry Rowan (incorporated by reference to Exhibit 10.2.18 to Form 10-Q filed on May 4, 2018 (File No. 001-35975))

10.2.6#

Employment Agreement, dated as of January 1, 2008, between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC) and Marguerite Elias (incorporated by reference to Exhibit 10.2.20 to Form 10-Q filed on May 9, 2019 (File No. 001-35975))

10.2.7#

Amendment No. 1 to the Employment Agreement, between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC) and Marguerite Elias, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.2.21 to Form 10-Q filed on May 9, 2019 (File No. 001-35975))

10.2.8#

Amendment No. 2 to the Employment Agreement, between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC) and Marguerite Elias, effective as of November 30, 2017 (incorporated by reference to Exhibit 10.2.22 to Form 10-Q filed on May 9, 2019 (File No. 001-35975))

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

10.4.1#	Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.4.2#	Form of Stock Option Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.4.3#	Form of Restricted Stock Unit Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.3 to Form 10-K filed on February 27, 2015 (File No. 001-35975))
10.4.4#	Form of Restricted Stock Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.4 to Form 10-K filed on February 27, 2015 (File No. 001-35975))
10.4.5#	Form of Stock Option Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.6 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))
10.4.6#	Form of Performance Stock Option Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.7 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))
10.4.7#	Form of Restricted Stock Unit Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.8 to Form 10-Q filed on August 4, 2016 (File No.001-35975))
10.4.8#	Form of Performance Restricted Stock Unit Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.9 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))
10.4.9#	Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the definitive proxy statement on Schedule 14A filed on April 27, 2018 (File No. 001-35975))
10.5#	Gogo Inc. Annual Incentive Plan (as amended as of April 14, 2016) (incorporated by reference to Exhibit 10.4.10 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))
10.6#	Gogo Inc. Section 409A Specified Employee Policy (incorporated by reference to Exhibit 10.7 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
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

10.8.1#	Form of Director Deferred Share Unit Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.8.2#	Form of Director Stock Option Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.3 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.8.3#	Director Compensation Policy, effective July 1, 2019 (incorporated by reference to Exhibit 10.9.4 to Form 10-K filed on March 13, 2020 (File No. 001-35975))
10.8.4#

Form of Director Stock Option Agreement for Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (effective April 29, 2020) (incorporated by reference to Exhibit 10.9.1 to Form 10-Q filed on August 10, 2020 (File No. 001-35975))

10.8.5#

Amendment to Non-Employee Director Stock Option Agreements for Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan granted before April 29, 2020 (effective April 29, 2020) (incorporated by reference to Exhibit 10.9.2 to Form 10-Q filed on August 10, 2020 (File No. 001-35975))

10.9

Amended and Restated Forward Stock Purchase Confirmation, dated as of December 11, 2019, by and between Gogo Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 12, 2019 (File No. 001-35975))

10.10

Exchange Agreement, dated as of April 1, 2021, by and between Gogo Inc. and Silver (XII) Holdings, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 14, 2021 (File No. 001-35975))

10.11

Commitment Letter, dated as of March 31, 2021, by and among Gogo Inc., Morgan Stanley Senior Funding, Inc., Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC, Deutsche Bank AG New York Branch and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 6, 2021 (File No. 001-35975))

10.12

Credit Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.13

Guarantee Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.14

Collateral Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.15#	Director Compensation Policy, effective March 4, 2021 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on May 6, 2021 (File No. 001-35975))
10.16#

Amended and Restated Employment Agreement, dated as of February 10, 2020, between Gogo LLC and Karen Jackson (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 8, 2020 (File No. 001-35795))

10.17#

Employment Agreement, dated as of August 27, 2018, between Gogo Business Aviation LLC and Sergio Aguirre (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 8, 2020 (File No. 001-35795))

10.18#	Form of Director Deferred Share Unit Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on August 8, 2020 (File No. 001-35795))
10.19#	Amendment to Non-Employee Director Options and Deferred Stock Units (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on August 8, 2020 (File No. 001-35795))
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gogo Inc. (the registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Gogo Inc. and in the capacities indicated, on March 3, 2022.

Signature	Title

/s/ Oakleigh Thorne	President and Chief Executive Officer and Chairman of the Board
Oakleigh Thorne	(Principal Executive Officer)

/s/ Barry Rowan	Executive Vice President and Chief Financial Officer
Barry Rowan	(Principal Financial Officer)

/s/ Jessica G. Betjemann	Senior Vice President, Finance, Chief Accounting Officer and Treasurer
Jessica G. Betjemann	(Principal Accounting Officer)

/s/ Mark Anderson	Director
Mark Anderson

/s/ Robert L. Crandall	Director
Robert L. Crandall

/s/ Hugh W. Jones	Lead Independent Director
Hugh W. Jones

/s/ Michele Coleman Mayes	Director
Michele Coleman Mayes

/s/ Robert H. Mundheim	Director
Robert H. Mundheim

/s/ Christopher D. Payne	Director
Christopher D. Payne

/s/ Charles C. Townsend	Director
Charles C. Townsend

/s/ Harris N. Williams	Director
Harris N. Williams