Form 10-Q
period 2022-03-31
Gogo Inc.
filed 2022-05-05
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022

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

As of April 29, 2022, 112,002,322 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$152,829	$145,913
Accounts receivable, net of allowances of $1,127 and $894, respectively	42,102	37,730
Inventories	36,467	33,976
Prepaid expenses and other current assets	39,654	32,295
Total current assets	271,052	249,914
Non-current assets:
Property and equipment, net	71,596	63,672
Intangible assets, net	49,159	49,554
Operating lease right-of-use assets	70,973	70,989
Other non-current assets, net of allowances of $515 and $455, respectively	44,561	28,425
Deferred income taxes	177,934	185,133
Total non-current assets	414,223	397,773
Total assets	$685,275	$647,687
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$18,119	$17,203
Accrued liabilities	58,683	59,868
Deferred revenue	1,599	1,825
Current portion of long-term debt	109,897	109,620
Total current liabilities	188,298	188,516
Non-current liabilities:
Long-term debt	693,617	694,760
Non-current operating lease liabilities	77,074	77,329
Other non-current liabilities	7,326	7,236
Total non-current liabilities	778,017	779,325
Total liabilities	966,315	967,841
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2022 and December 31, 2021; 118,399,731 and 117,407,468 shares issued at March 31, 2022 and December 31, 2021, respectively; and 111,784,217 and 110,791,954 shares outstanding at March 31, 2022 and December 31, 2021, respectively	11	11
Additional paid-in capital	1,259,223	1,258,477
Accumulated other comprehensive income	17,961	1,789
Treasury stock, at cost	(128,803)	(128,803)
Accumulated deficit	(1,429,432)	(1,451,628)
Total stockholders’ deficit	(281,040)	(320,154)
Total liabilities and stockholders’ deficit	$685,275	$647,687

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Service revenue	$70,667	$59,355
Equipment revenue	22,083	14,514
Total revenue	92,750	73,869
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	14,634	14,095
Cost of equipment revenue (exclusive of amounts shown below)	14,281	8,282
Engineering, design and development	5,406	5,493
Sales and marketing	6,231	3,729
General and administrative	13,458	10,373
Depreciation and amortization	3,791	4,117
Total operating expenses	57,801	46,089
Operating income	34,949	27,780
Other (income) expense:
Interest income	(47)	(57)
Interest expense	10,889	29,294
Loss on settlement of convertible notes	—	4,397
Other income, net	(26)	(5)
Total other expense	10,816	33,629
Income (loss) from continuing operations before income taxes	24,133	(5,849)
Income tax provision	1,937	35
Net income (loss) from continuing operations	22,196	(5,884)
Net loss from discontinued operations, net of tax	—	(1,801)
Net income (loss)	$22,196	$(7,685)

Net income (loss) attributable to common stock per share - basic:
Continuing operations	$0.20	$(0.07)
Discontinued operations	—	(0.02)
Net income (loss) attributable to common stock per share - basic	$0.20	$(0.09)

Net income (loss) attributable to common stock per share - diluted:
Continuing operations	$0.18	$(0.07)
Discontinued operations	—	(0.02)
Net income (loss) attributable to common stock per share - diluted	$0.18	$(0.09)

Weighted average number of shares
Basic	111,414	84,649
Diluted	134,095	84,649

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net income (loss)	$22,196	$(7,685)
Other comprehensive income, net of tax
Currency translation adjustments	$111	$101
Cash flow hedges:
Net unrealized gain	16,053	—
Less: income (loss) realized and reclassified to earnings	(8)	—
Changes in fair value of cash flow hedges	16,061	—
Other comprehensive income, net of tax	16,172	101
Comprehensive income (loss)	$38,368	$(7,584)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Operating activities from continuing operations:
Net income (loss)	$22,196	$(5,884)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	3,791	4,117
Loss (gain) on asset disposals, abandonments and write-downs	14	(100)
Provision for expected credit losses	259	15
Deferred income taxes	1,887	95
Stock-based compensation expense	4,007	1,849
Amortization of deferred financing costs and interest rate caps	947	1,703
Accretion of debt discount	115	84
Loss on settlement of convertible notes	—	4,397
Changes in operating assets and liabilities:
Accounts receivable	(4,571)	3,586
Inventories	(2,491)	(446)
Prepaid expenses and other current assets	392	(375)
Contract assets	(2,407)	(1,886)
Accounts payable	(857)	292
Accrued liabilities	(5,926)	(10,424)
Deferred revenue	(226)	646
Accrued interest	1,349	27,559
Other non-current assets and liabilities	(613)	(654)
Net cash provided by operating activities from continuing operations	17,866	24,574
Investing activities from continuing operations:
Purchases of property and equipment	(7,598)	(360)
Acquisition of intangible assets—capitalized software	(1,457)	(342)
Net cash used in investing activities from continuing operations	(9,055)	(702)
Financing activities from continuing operations:
Payments on term loan	(1,813)	—
Payment of debt issuance costs	—	(550)
Payments on financing leases	(43)	(124)
Stock-based compensation activity	(23)	(2,646)
Net cash used in financing activities from continuing operations	(1,879)	(3,320)
Cash flows from discontinued operations:
Cash used in operating activities	—	(748)
Cash used in investing activities	—	—
Cash used in financing activities	—	—
Net cash used in discontinued operations	—	(748)
Effect of exchange rate changes on cash	(16)	3
Increase in cash, cash equivalents and restricted cash	6,916	19,807
Cash, cash equivalents and restricted cash at beginning of period	146,268	435,870
Cash, cash equivalents and restricted cash at end of period	$153,184	$455,677
Cash, cash equivalents and restricted cash at end of period	$153,184	$455,677
Less: current restricted cash	25	525
Less: non-current restricted cash	330	—
Cash and cash equivalents at end of period	$152,829	$455,152
Supplemental Cash Flow Information:
Cash paid for interest	$8,577	$31
Cash paid for taxes	—	1
Non-cash investing activities
Purchases of property and equipment in current liabilities	$7,993	$663

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended March 31, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2022	110,791,954	$11	$1,258,477	$1,789	$(1,451,628)	6,615,449	$(128,803)	$(320,154)
Net income	—	—	—	—	22,196	—	—	22,196
Currency translation adjustments, net of tax	—	—	—	111	—	—	—	111
Fair value adjustments of cash flow hedges, net of tax	—	—	—	16,061	—	—	—	16,061
Stock-based compensation expense	—	—	4,007	—	—	—	—	4,007
Issuance of common stock upon exercise of stock options	423,583	—	1,106	—	—	—	—	1,106
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	555,234	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(4,516)	—	—	—	—	(4,516)
Issuance of common stock in connection with employee stock purchase plan	13,446	—	149	—	—	—	—	149
Balance at March 31, 2022	111,784,217	$11	$1,259,223	$17,961	$(1,429,432)	6,615,449	$(128,803)	$(281,040)

	For the Three Months Ended March 31, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2021	85,990,499	$9	$1,088,590	$(1,013)	$(1,629,843)	5,077,400	$(98,857)	$(641,114)
Net loss	—	—	—	—	(7,685)	—	—	(7,685)
Currency translation adjustments, net of tax	—	—	—	101	—	—	—	101
Stock-based compensation expense	—	—	7,927	—	—	—	—	7,927
Issuance of common stock upon exercise of stock options	177,646	—	458	—	—	—	—	458
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	602,826	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(3,220)	—	—	—	—	(3,220)
Issuance of common stock in connection with employee stock purchase plan	11,637	—	116	—	—	—	—	116
Settlement of convertible notes	5,288,477	—	33,857	—	—	—	—	33,857
Impact of the adoption of AS 2020-06	—	—	(47,423)	—	25,480	—	—	(21,943)
Balance at March 31, 2021	92,071,085	$9	$1,080,305	$(912)	$(1,612,048)	5,077,400	$(98,857)	$(631,503)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation

The Business - Gogo Inc. (“Gogo,” the “Company,” “we,” “us,” or “our”) is the world’s largest provider of broadband connectivity services for the business aviation market. Our mission is to provide ground-like connectivity to every passenger on every flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated air-to-ground (“ATG”) networks, engineer and maintain in-flight systems of proprietary hardware and software, and deliver customizable connectivity and wireless entertainment services and global support capabilities to our aviation partners. Our services include narrowband satellite-based voice and data services through our strategic alliances with satellite providers.

On December 1, 2020, we completed the previously announced sale of our commercial aviation (“CA”) business to a subsidiary of Intelsat Jackson Holdings S.A. (“Intelsat”) for a purchase price of $400.0 million in cash, subject to certain adjustments (the “Transaction”).

At the closing of the Transaction, the parties entered into certain ancillary agreements, including a transition services agreement, an intellectual property license agreement and commercial agreements. These agreements include an ATG network sharing agreement, pursuant to which we provide certain in-flight connectivity services on our current ATG network and, when available, our Gogo 5G network, subject to certain revenue sharing obligations. Under the ATG network sharing agreement, Intelsat will have exclusive access to the ATG network for commercial aviation in North America, subject to minimum revenue guarantees.

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

Unless otherwise noted, discussion in these Notes to Unaudited Condensed Consolidated Financial Statements refers to our continuing operations. Refer to Note 2, “Discontinued Operations,” for further information.

Basis of Presentation - The accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2022 (the “2021 10-K”). These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

We had one class of common stock outstanding as of March 31, 2022 and December 31, 2021.

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

The following table summarizes the results of discontinued operations which are presented as Net loss from discontinued operations, net of tax in our Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Service revenue	$—	$—
Equipment revenue	—	—
Total revenue	—	—

Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	—	—
Cost of equipment revenue (exclusive of amounts shown below)	—	—
Engineering, design and development	—	—
Sales and marketing	—	—
General and administrative	—	1,801
Impairment of long-lived assets	—	—
Depreciation and amortization	—	—
Total operating expenses	—	1,801
Operating loss	—	(1,801)

Total other (income) expense	—	—

Loss before income taxes	—	(1,801)
Income tax provision (benefit)	—	—
Net loss from discontinued operations, net of tax	$—	$(1,801)

Stock-based compensation – In August 2020, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of our then-current employees who became employees of Intelsat in the Transaction. Certain of these awards vested based on conditions that were not classified as a service, market or performance condition and as a result such awards were classified as a liability. As of December 31, 2021, there were no remaining liability-classified awards.

The following is a summary of our stock-based compensation expense by operating expense line contained within the results of discontinued operations (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cost of service revenue	$—	$—
Engineering, design and development	—	—
Sales and marketing	—	—
General and administrative	—	1,053
Total stock-based compensation expense	$—	$1,053

See Note 16, “Stock-Based Compensation and 401(k) Plan,” for additional information on our stock-based compensation plans.

Other Costs Classified to Discontinued Operations – During the three-month period ended March 31, 2021, we incurred $0.7 million of additional costs (exclusive of the stock-based compensation expense noted above) primarily due to employer-paid taxes arising from the exercise of stock options by former employees then employed by Intelsat.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

3.
Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or expected to have minimal impact on our Unaudited Condensed Consolidated Financial Statements.

Accounting standards adopted:

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

4.
Revenue Recognition

Remaining performance obligations

As of March 31, 2022, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations was approximately $93 million. The remaining unsatisfied performance obligations primarily represent connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract. We have excluded from this amount consideration from contracts that have an original duration of one year or less.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Service revenue
Connectivity	$69,495	$58,403
Entertainment and other	1,172	952
Total service revenue	$70,667	$59,355
Equipment revenue
ATG	$17,948	$10,597
Satellite	3,206	3,703
Other	929	214
Total equipment revenue	$22,083	$14,514
Customer type
Aircraft owner/operator/service provider	$70,667	$59,355
OEM and aftermarket dealer	22,083	14,514
Total revenue	$92,750	$73,869

Contract balances

Our current and non-current deferred revenue balances totaled $1.6 million and $1.8 million as of March 31, 2022 and December 31, 2021, respectively. Deferred revenue includes, among other things, fees paid for equipment and subscription connectivity products.

Our current and non-current contract asset balances totaled $20.1 million and $17.8 million as of March 31, 2022 and December 31, 2021, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings primarily for certain sales programs.

Major Customers

No customer accounted for more than 10% of revenue during the three-month periods ended March 31, 2022 and 2021 and no customer accounted for more than 10% of accounts receivable as of March 31, 2022 or December 31, 2021.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

5.
Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 9, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings will be allocated between common shares and participating securities on a one-to-one basis. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. The calculation of weighted average shares outstanding as of March 31, 2022 and 2021 excludes approximately 0.6 million and 2.1 million shares, respectively, associated with the Forward Transactions.

The diluted earnings (loss) per share calculations exclude the effect of stock options, deferred stock units, restricted stock units and convertible notes when the computation is anti-dilutive. For the three-month period ended March 31, 2022, the weighted average number of shares excluded from the computation was 0.2 million shares. As a result of the net loss for the three-month period ended March 31, 2021, all of the outstanding shares of common stock underlying stock options, deferred stock units, restricted stock units and convertible notes were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2022 and 2021; however, for the reasons described above, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2022			2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income (loss) from continuing operations	$22,196			$(5,884)
Less: participation rights on Forward Transactions allocated to continuing operations	113			—

Basic earnings (loss) per share from continuing operations
Undistributed income (loss) from continuing operations	$22,083	111,414	$0.20	$(5,884)	84,649	$(0.07)

Effect of dilutive securities from continuing operations
Stock-based compensation	—	5,550		—	—
2022 Convertible Notes	1,819	17,131		—	—

Diluted earnings (loss) per share from continuing operations
Undistributed income (loss) from continuing operations and assumed conversions	$23,902	134,095	$0.18	$(5,884)	84,649	$(0.07)

Net loss from discontinued operations	$—			$(1,801)
Less: participation rights on Forward Transactions allocated to discontinued operations	—			—

Basic earnings (loss) per share from discontinued operations
Undistributed loss from discontinued operations	$—	111,414	$—	$(1,801)	84,649	$(0.02)

Effect of dilutive securities from discontinued operations
Stock-based compensation	—	5,550		—	—
2022 Convertible Notes	—	17,131		—	—

Diluted earnings (loss) per share from discontinued operations
Undistributed loss from discontinued operations and assumed conversions	$—	134,095	$—	$(1,801)	84,649	$(0.02)

Earnings (loss) per share - basic			$0.20			$(0.09)
Earnings (loss) per share - diluted			$0.18			$(0.09)

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

6.
Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Work-in-process component parts	$24,142	$21,570
Finished goods	12,325	12,406
Total inventory	$36,467	$33,976

7.
Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Contract assets	$5,426	$4,533
Prepaid inventories	2,549	2,525
Insurance receivable (1)	17,300	17,300
Tenant improvement allowance receivables	1,115	1,936
Interest rate caps	7,777	925
Other	5,487	5,076
Total prepaid expenses and other current assets	$39,654	$32,295
(1)
See Note 13, “Commitments and Contingencies,” for additional information.

Property and equipment as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Office equipment, furniture, fixtures and other	$14,596	$12,759
Leasehold improvements	14,524	13,545
Network equipment	149,684	142,601
	178,804	168,905
Accumulated depreciation	(107,208)	(105,233)
Total property and equipment, net	$71,596	$63,672

Other non-current assets as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Contract assets, net of allowances of $515 and $455, respectively	$14,671	$13,217
Interest rate caps	25,872	11,359
Revolving credit facility deferred financing costs	1,772	1,879
Other	2,246	1,970
Total other non-current assets	$44,561	$28,425

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued liabilities as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Accrued interest	$7,580	$6,231
Employee compensation and benefits	8,337	13,791
Litigation settlement accrual (1)	17,300	17,300
Operating leases	7,681	7,444
Warranty reserve	2,350	2,450
Taxes	1,725	1,997
Network equipment	3,282	3,179
Other	10,428	7,476
Total accrued liabilities	$58,683	$59,868

(1)
See Note 13, “Commitments and Contingencies,” for additional information.

Other non-current liabilities as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Asset retirement obligations	$5,201	$4,861
Other	2,125	2,375
Total other non-current liabilities	$7,326	$7,236

8.
Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets. Intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment test of our indefinite-lived intangible assets during the fourth quarter of each fiscal year, and the results from the test performed in the fourth quarter of 2021 indicated no impairment. We also reevaluate the useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

As of both March 31, 2022 and December 31, 2021, our goodwill balance was $0.6 million.

Our intangible assets, other than goodwill, as of March 31, 2022 and December 31, 2021 were as follows (in thousands, except for weighted average remaining useful life):

		As of March 31, 2022			As of December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	3.5	$55,594	$(41,150)	$14,444	$54,128	$(39,289)	$14,839
Other intangible assets	8.3	1,812	—	1,812	1,812	—	1,812
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—
Total amortized intangible assets		72,211	(55,955)	16,256	70,745	(54,094)	16,651
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283
Total intangible assets		$104,494	$(55,955)	$48,539	$103,028	$(54,094)	$48,934

Amortization expense was $1.9 million for both three-month periods ended March 31, 2022 and 2021.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense for the remainder of 2022, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2022 (period from April 1 to December 31)	$3,198
2023	$3,175
2024	$1,802
2025	$1,552
2026	$1,455
Thereafter	$5,074

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

9.
Long-Term Debt and Other Liabilities

Long-term debt as of March 31, 2022 and December 31, 2021 was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Term Loan Facility	$716,359	$718,057
2022 Convertible Notes	102,788	102,788
Total debt	819,147	820,845
Less: deferred financing costs	(15,633)	(16,465)
Less: current portion of long-term debt	(109,897)	(109,620)
Total long-term debt	$693,617	$694,760

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes (as defined below) together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (as defined below and, together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, the outstanding principal amount of the Term Loan Facility was $719.6 million and $721.4 million, respectively, the unaccreted debt discount was $3.2 million and $3.3 million, respectively, and the net carrying amount was $716.4 million and $718.1 million, respectively.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the Facilities. Total amortization expense was $0.7 million for the three-month period ended March 31, 2022 and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, the balance of unamortized deferred financing costs related to the Facilities was $17.3 million and $17.9 million, respectively.

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

On March 17, 2021, Gogo entered into separate, privately negotiated exchange agreements (the “March 2021 Exchange Agreements”) with certain holders of the 2022 Convertible Notes. Pursuant to the March 2021 Exchange Agreements, such holders exchanged a total of $28,235,000 aggregate principal amount of 2022 Convertible Notes for 5,121,811 shares of our common stock on

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

March 24, 2021. The negotiated exchange rate under the March 2021 Exchange Agreements was 181.40 shares of common stock per $1,000 principal amount of the 2022 Convertible Notes, which resulted in a loss on settlement of $4.4 million, which is included in Loss on settlement of convertible notes in our Unaudited Condensed Consolidated Statements of Operations for the three-month period ended March 31, 2021.

On April 1, 2021, Gogo entered into a privately negotiated exchange agreement (the “GTCR Exchange Agreement”) with an affiliate of funds managed by GTCR LLC (“GTCR”). Pursuant to the GTCR Exchange Agreement, GTCR exchanged $105,726,000 aggregate principal amount of 2022 Convertible Notes for 19,064,529 shares of our common stock on April 9, 2021.

As of both March 31, 2022 and December 31, 2021, the outstanding principal amount of the 2022 Convertible Notes was $102.8 million and was classified as Current portion of long-term debt in the Unaudited Condensed Consolidated Balance Sheets.

We incurred approximately $8.1 million of issuance costs related to the 2022 Convertible Notes that are being amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.3 million and $0.6 million, respectively, for the three-month periods ended March 31, 2022 and 2021 and is included in Interest expense in the Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $0.1 million and $0.4 million, respectively, and is included as a reduction to the carrying amount of the debt in our Unaudited Condensed Consolidated Balance Sheets. See Note 11, “Interest Costs,” for additional information.

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

Forward Transactions

In connection with the issuance of our 3.75% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”), we paid approximately $140.0 million to enter into prepaid forward stock repurchase transactions (the “Forward Transactions”) with certain financial institutions (the “Forward Counterparties”), pursuant to which we purchased approximately 7.2 million shares of common stock for settlement on or around the March 1, 2020 maturity date for the 2020 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early.

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

We paid approximately $22.6 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which were accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and were being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $1.0 million for the three-month period ended March 31, 2021 and is included in Interest expense in the Unaudited Condensed Consolidated Statements of Operations. The remaining unamortized deferred financing fees were written off as of May 1, 2021.

The 2024 Senior Secured Notes were redeemed on May 1, 2021 (the “Redemption Date”) at a redemption price equal to 104.938% of the principal amount of the 2024 Senior Secured Notes redeemed, plus accrued and unpaid interest to (but not including) the Redemption Date.

ABL Credit Facility

On August 26, 2019, Gogo, GIH and Gogo Finance entered into a credit agreement (the “ABL Credit Agreement”) with the other loan parties thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Morgan Stanley Senior Funding, Inc., as syndication agent, which provided for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30.0 million, subject to borrowing base availability, and included letter of credit and swingline sub-facilities. The obligations under the ABL Credit Agreement were guaranteed by Gogo and all of its existing and future subsidiaries, subject to certain exceptions and secured by certain collateral of the Company. On April 30, 2021, the ABL Credit Agreement and all commitments thereunder were terminated.

10.
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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three-month period ended March 31, 2022. We estimate that approximately $0.3 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statement of Cash Flows as investing activities from continuing operations.

For the three-month period ended March 31, 2022, we recorded an unrealized gain on the interest rate caps of $16.1 million, net of tax of $5.3 million.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		March 31,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2022	2021
Current portion of interest rate caps	Prepaid expenses and other current assets	$7,777	$925
Non-current portion of interest rate caps	Other non-current assets	$25,872	$11,359

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

The following is a summary of our interest costs for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Interest costs charged to expense	$9,827	$27,507
Amortization of deferred financing costs	939	1,703
Amortization of interest rate caps premium	8	—
Accretion of debt discount	115	84
Interest expense	10,889	29,294
Interest costs capitalized to property and equipment	40	—
Interest costs capitalized to software	97	112
Total interest costs	$11,026	$29,406

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

12.
Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. For leases subsequent to adoption of ASC 842, lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements primarily related to cell sites and office space. Certain cell site and office space leases have renewal option terms that have been deemed reasonably certain to be exercised. These renewal options extend a lease by up to 15 years. We recognize operating lease expense on a straight-line basis over the lease term. As of March 31, 2022, there were no significant leases which had not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Operating lease cost	$3,546	$3,078
Financing lease cost:
Amortization of leased assets	38	3
Interest on lease liabilities	13	15
Total lease cost	$3,597	$3,096

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$3,496	$3,382
Operating cash flows used in financing leases	$13	$15
Financing cash flows used in financing leases	$43	$124
Non-cash items:
Operating leases obtained	$2,269	$618
Financing leases obtained	$—	$—
Weighted average remaining lease term
Operating leases	9 years	7 years
Financing leases	1 year	2 years
Weighted average discount rate
Operating leases	6.9%	10.5%
Financing leases	17.9%	16.5%

Annual future minimum lease payments as of March 31, 2022 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2022 (period from April 1 to December 31)	$9,683	$154
2023	13,175	150
2024	12,524	—
2025	11,706	—
2026	11,623	—
Thereafter	53,849	—
Total future minimum lease payments	112,560	304
Less: Amount representing interest	(27,805)	(35)
Present value of net minimum lease payments	$84,755	$269
Reported as of March 31, 2022
Accrued liabilities	$7,681	$176
Non-current operating lease liabilities	77,074	—
Other non-current liabilities	—	93
Total lease liabilities	$84,755	$269

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

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer, its current Chief Financial Officer and its then-current President, Commercial Aviation as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to the reliability of and installation and remediation costs associated with CA’s 2Ku antenna. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018, the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019, the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and in December 2019, defendants filed a second amended complaint. In July 2020, plaintiffs filed a motion requesting leave to file a proposed third amended complaint, which was granted by the Court. Plaintiffs proceeded to file the third amended complaint in July 2020 and we filed a motion to dismiss in September 2020. In April 2021, the Court denied our motion to dismiss, and the defendants filed their answer and affirmative defenses to the third amended complaint in June 2021.

The parties engaged in mediation and reached a tentative resolution that includes a cash payment of $17.3 million (to be funded by our Directors' and Officers' insurance policy) in exchange for a dismissal with prejudice of the class claims and full releases. As a result of this development, the Company accrued a $17.3 million liability within Accrued liabilities and a corresponding insurance receivable in Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021. On April 12, 2022, the parties entered into a Stipulation and Agreement of Settlement memorializing these terms (the “Settlement”). On May 3, 2022, the Court signed an order (i) preliminarily approving the Settlement; (ii) certifying the settlement class; (iii) approving the notice to be sent to members of the settlement class; and (iv) scheduling a final hearing for August 30, 2022. The insurance carriers have confirmed that they intend to pay the settlement amount into escrow. The Stipulation and Agreement of Settlement may be terminated (i) by the lead plaintiff or the Company upon the Court’s final refusal to (x) approve the Settlement or any material part thereof, or (y) enter a final judgment approving the Settlement; (ii) by the lead plaintiff or the Company if a final judgment is reversed on appeal; (iii) by the lead plaintiff if the settlement amount has not been paid into escrow within a specified time period following the Court’s preliminary approval of the Settlement; and (iv) by the Company if settlement class members with aggregate claims equal to or greater than an agreed-upon amount opt out of the Settlement. We believe that the claims are without merit and will continue to defend them vigorously should the Settlement be terminated for any reason.

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

SmartSky Litigation - On February 28, 2022, SmartSky Networks, LLC brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware alleging that Gogo 5G infringes four patents owned by the plaintiff. The suit seeks an unspecified amount of compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. Also on February 28, 2022, the plaintiff filed a motion (the “PI Motion”) requesting that the Court preliminarily enjoin the Company from making, using, offering to sell or selling the Gogo 5G system. The parties have agreed to a briefing schedule for the PI Motion and are currently engaged in limited discovery. We believe that the plaintiff’s claims are without merit and intend to defend our position and defend against the PI motion vigorously. The outcomes of the PI Motion and the underlying litigation are inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

Refer to Note 10, “Derivative Instruments and Hedging Activities,” for fair value information relating to our interest rate caps.

Long-Term Debt:

As of March 31, 2022 and December 31, 2021, our financial assets and liabilities that are disclosed but not measured at fair value include the Term Loan Facility and the 2022 Convertible Notes, which are reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Term Loan Facility and the 2022 Convertible Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our March 31, 2022 Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, are the amount that a market participant would be willing to lend at March 31, 2022 to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility and the 2022 Convertible Notes. The calculated fair value of each of the 2022 Convertible Notes is correlated to our stock price and as a result, significant changes to our stock price could have a significant impact on the calculated fair values.

The fair value and carrying value of long-term debt as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022			December 31, 2021
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value

Term Loan Facility	$715,000	$716,359	(2)	$723,000	$718,057	(2)
2022 Convertible Notes	$328,000	$102,788		$230,000	$102,788

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $3.2 million and $3.3 million, respectively, as of March 31, 2022 and December 31, 2021. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

15.
Income Tax

The effective income tax rates for continuing operations for the three-month periods ended March 31, 2022 and 2021 were 8.0% and (0.6)%, respectively. For the three-month period ended March 31, 2022, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to tax benefits for stock-based compensation and a partial release of the valuation allowance on our deferred income tax assets. For the three-month period ended March 31, 2022, our income tax expense was $1.9 million. For the three-month period ended March 31, 2021, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. The remaining valuation allowance is still required for deferred tax assets related to certain state and foreign net operating losses (“NOLs”), capital losses, and the Section 163(j) interest limitation carryforward as it was more likely than not as of March 31, 2022 that these deferred tax assets will not be realized. If we continue to sustain our current operating performance, additional reversals of our valuation allowance could occur within the next twelve to eighteen months.

We are subject to taxation and file income tax returns in the United States federal jurisdiction and many states and Canada. With few exceptions, as of March 31, 2022, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2017.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three-month periods ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, we did not have a liability recorded for interest or potential penalties.

Presently, we do not require a reserve for unrecognized tax benefits, nor do we foresee any change to that position during the next 12 months.

16.
Stock-Based Compensation and 401(k) Plan

Stock-Based Compensation — As of March 31, 2022, we maintained three stock-based incentive compensation plans (“Stock Plans”), as well as an Employee Stock Purchase Plan (“ESPP”). See Note 15, “Stock-Based Compensation and 401(k) Plan,” in our 2021 10-K for further information regarding these plans. The majority of our equity grants are awarded on an annual basis.

For the three-month period ended March 31, 2022, no options to purchase shares of common stock were granted, options to purchase 423,583 shares of common stock were exercised, no options to purchase shares of common stock were forfeited and no options to purchase shares of common stock expired.

For the three-month period ended March 31, 2022, 976,730 Restricted Stock Units (“RSUs”) were granted, 799,459 RSUs vested and 38,119 RSUs were forfeited. The fair value of the RSUs granted during the three-month period ended March 31, 2022 was approximately $18.2 million, which will be recognized over a period of four years.

For the three-month period ended March 31, 2022, 24,195 deferred stock units were granted and 24,323 vested. The fair value of the deferred stock units granted during the three-month period ended March 31, 2022 was approximately $0.5 million, which will be recognized over a period of one year.

For the three-month period ended March 31, 2022, 13,446 shares of common stock were issued under the ESPP.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations, excluding stock-based compensation expense for discontinued operations (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cost of service revenue	$186	$31
Cost of equipment revenue	208	47
Engineering, design and development	494	107
Sales and marketing	549	148
General and administrative	2,570	1,516
Total stock-based compensation expense	$4,007	$1,849

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.5 million and $0.4 million, respectively, during the three-month periods ended March 31, 2022 and 2021.

17.
Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $5.4 million and $5.5 million, respectively, during the three-month periods ended March 31, 2022 and 2021. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

18.
Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2022	$(960)	$2,749	$1,789
Other comprehensive income (loss) before reclassifications	111	16,053	16,164
Less: income (loss) realized and reclassified to earnings	—	(8)	(8)
Net current period comprehensive income	111	16,061	16,172
Balance at March 31, 2022	$(849)	$18,810	$17,961

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2021	$(1,013)	$—	$(1,013)
Other comprehensive income (loss) before reclassifications	101	—	101
Less: income (loss) realized and reclassified to earnings	—	—	—
Net current period comprehensive income	101	—	101
Balance at March 31, 2021	$(912)	$—	$(912)

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
•
the impact of our use of open source software;
•
the impact of equipment failures or material software defects;
•
the impact of service disruptions caused by, among other things, force majeure events, cyber-attacks or other malicious activities;
•
the impact of assertions by third parties of infringement, misappropriation or other violations;
•
our ability to innovate and provide products and services;
•
the impact of government regulation of the internet and conflict minerals;
•
our possession and use of personal information;
•
the extent of expenses, liabilities or business disruptions resulting from litigation;
•
our ability to protect our intellectual property rights;
•
our substantial indebtedness, limitations and restrictions in the agreements governing our current and future indebtedness and our ability to service our indebtedness;

•
fluctuations in our operating results;
•
our ability to fully utilize portions of our deferred tax assets; and
•
other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2022 (the “2021 10-K”) and in Item 1A of this Report.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2021 10-K, in Item 1A of this report and in “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

	For the Three Months Ended March 31,
	2022	2021
Aircraft online (at period end)
ATG	6,526	5,892
Satellite	4,522	4,614
Average monthly connectivity service revenue per aircraft online
ATG	$3,321	$3,085
Satellite	235	239
Units sold
ATG	246	135
Satellite	69	80
Average equipment revenue per unit sold (in thousands)
ATG	$73	$78
Satellite	46	46

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
•
Average monthly connectivity service revenue per satellite aircraft online. We define average monthly connectivity service revenue per satellite aircraft online as the aggregate satellite connectivity service revenue for the period divided by the number of months in the period, divided by the number of satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).
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

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of Unaudited Condensed Consolidated Statements of Operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in our 2021 10-K.

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

We believe that the assumptions and estimates associated with the valuation allowance related to our deferred income tax assets have the greatest potential impact on and are the most critical to fully understanding and evaluating our reported financial results, and that they require our most difficult, subjective or complex judgments.

There have been no material changes to our critical accounting estimates described in the MD&A in our 2021 10-K.

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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Service revenue	$70,667	$59,355
Equipment revenue	22,083	14,514
Total revenue	92,750	73,869
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	14,634	14,095
Cost of equipment revenue (exclusive of amounts shown below)	14,281	8,282
Engineering, design and development	5,406	5,493
Sales and marketing	6,231	3,729
General and administrative	13,458	10,373
Depreciation and amortization	3,791	4,117
Total operating expenses	57,801	46,089
Operating income	34,949	27,780
Other (income) expense:
Interest income	(47)	(57)
Interest expense	10,889	29,294
Loss on settlement of convertible notes	—	4,397
Other income, net	(26)	(5)
Total other expense	10,816	33,629
Income (loss) from continuing operations before income taxes	24,133	(5,849)
Income tax provision	1,937	35
Net income (loss) from continuing operations	22,196	(5,884)
Net loss from discontinued operations, net of tax	—	(1,801)
Net income (loss)	$22,196	$(7,685)

Three Months Ended March 31, 2022 and 2021

Revenue:

Revenue and percent change for the three-month periods ended March 31, 2022 and 2021 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2022	2021	2022 over 2021
Service revenue	$70,667	$59,355	19.1%
Equipment revenue	22,083	14,514	52.1%
Total revenue	$92,750	$73,869	25.6%

Revenue increased to $92.8 million for the three-month period ended March 31, 2022, as compared with $73.9 million for the prior-year period, due to increases in both service and equipment revenue.

Service revenue increased to $70.7 million for the three-month period ended March 31, 2022, as compared with $59.4 million for the prior-year period, primarily due to increases in ATG aircraft online and average monthly service revenue per aircraft online.

Equipment revenue increased to $22.1 million for the three-month period ended March 31, 2022, as compared with $14.5 million for the prior-year period, primarily due to increases in the number of ATG units sold, with 246 units sold during the three-month period ended March 31, 2022, as compared with 135 units sold during the prior-year period.

We expect service revenue to increase in the future as additional ATG aircraft come online and average monthly connectivity service revenue per ATG aircraft online increases. We expect equipment revenue to increase in the future as additional ATG units are sold.

Cost of Revenue:

Cost of revenue and percent change for the three-month periods ended March 31, 2022 and 2021 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2022	2021	2022 over 2021
Cost of service revenue	$14,634	$14,095	3.8%
Cost of equipment revenue	$14,281	$8,282	72.4%

Cost of service revenue increased to $14.6 million for the three-month period ended March 31, 2022, as compared with $14.1 million for the prior-year period, primarily due to an increase in personnel costs.

We expect cost of service revenue to increase over time, primarily due to service revenue growth and increasing ATG network costs associated with Gogo 5G.

Cost of equipment revenue increased to $14.3 million for the three-month period ended March 31, 2022, as compared with $8.3 million for the prior-year period, primarily due to an increase in ATG units sold.

We expect that our cost of equipment revenue will increase with growth in ATG units sold.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased to $5.4 million for the three-month period ended March 31, 2022, as compared with $5.5 million for the prior-year period, primarily due to a decrease in 5G development costs.

We expect engineering, design and development expenses as a percentage of service revenue to increase in the near term, driven by Gogo 5G development costs, and decrease over the long term as the level of investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased to $6.2 million for the three-month period ended March 31, 2022, as compared with $3.7 million for the prior-year period, primarily due to an increase in personnel and promotional and advertising expenses.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively flat in the future.

General and Administrative Expenses:

General and administrative expenses increased to $13.5 million for the three-month period ended March 31, 2022 as compared with $10.4 million for the prior-year period, primarily due to an increase in stock-based compensation and outside services.

We expect general and administrative expenses as a percentage of service revenue to decrease over time as the business grows given the relatively fixed cost nature of this operating expense category.

Depreciation and Amortization:

Depreciation and amortization expense decreased to $3.8 million for the three-month period ended March 31, 2022, as compared with $4.1 million for the prior-year period, primarily due to the depreciation of network assets.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other (Income) Expense:

Other (income) expense and percent change for the three-month periods ended March 31, 2022 and 2021 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2022	2021	2022 over 2021
Interest income	$(47)	$(57)	(17.5)%
Interest expense	10,889	29,294	(62.8)%
Loss on settlement of convertible notes	—	4,397	nm
Other income, net	(26)	(5)	420.0%
Total	$10,816	$33,629	(67.8)%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense decreased to $10.8 million for the three-month period ended March 31, 2022, as compared with $33.6 million for the prior-year period, primarily due to lower interest expense as a result of the Refinancing as well as the prior-year period including the loss on settlement of convertible notes.

We expect our interest expense to decrease in the future following the maturity of the remaining 2022 Convertible Notes. See Note 9, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes:

The effective income tax rates for the three-month periods ended March 31, 2022 and 2021 were 8.0% and (0.6)%, respectively. For the three-month period ended March 31, 2022, our income tax expense was $1.9 million primarily due to pre-tax income, partially offset by the tax benefits for stock-based compensation and a partial release of the valuation allowance on our deferred income tax assets. For the three-month period ended March 31, 2021, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets. See Note 15, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

We expect our income tax provision to increase in the long term as we generate positive pre-tax income, which may be offset by reversals of our valuation allowance within the next twelve to eighteen months.

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

We believe it is useful for an understanding of our operating performance to exclude the loss on settlement of convertible notes from Adjusted EBITDA because this activity is not related to our operating performance.

We believe it is useful for an understanding of our operating performance to exclude separation costs related to the sale of CA from Adjusted EBITDA for the three-month period ended March 31, 2021 because of the non-recurring nature of this activity.

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

Gogo Inc.

and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2022	2021
Adjusted EBITDA:
Net income (loss) attributable to common stock (GAAP)	$22,196	$(7,685)
Interest expense	10,889	29,294
Interest income	(47)	(57)
Income tax provision	1,937	35
Depreciation and amortization	3,791	4,117
EBITDA	38,766	25,704
Stock-based compensation expense	4,007	1,849
Loss from discontinued operations	—	1,801
Loss on settlement of convertible notes	—	4,397
Separation costs related to CA sale	—	145
Adjusted EBITDA	$42,773	$33,896

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$17,866	$24,574
Consolidated capital expenditures	(9,055)	(702)
Free cash flow	$8,811	$23,872

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
·
Adjusted EBITDA for the three-month period ended March 31, 2021 does not reflect the separation costs related to the sale of CA;
·
Adjusted EBITDA does not reflect the loss on settlement of convertible notes;
·
Free Cash Flow does not represent the total increase or decrease in our cash balance for the period; and
·
since other companies in our or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Continuing operations cash flow activity:
Net cash provided by operating activities	$17,866	$24,574
Net cash used in investing activities	(9,055)	(702)
Net cash used in financing activities	(1,879)	(3,320)
Discontinued operations cash flow activity	—	(748)
Effect of foreign exchange rate changes on cash	(16)	3
Net increase in cash, cash equivalents and restricted cash	6,916	19,807
Cash, cash equivalents and restricted cash at the beginning of period	146,268	435,870
Cash, cash equivalents and restricted cash at the end of period	$153,184	$455,677
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$153,184	$455,677
Less: current restricted cash	25	525
Less: non-current restricted cash	330	—
Cash and cash equivalents at the end of the period	$152,829	$455,152

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

Liquidity:

Based on our current plans, we expect our cash and cash equivalents, cash flows provided by operating activities and access to capital markets will be sufficient to meet the cash requirements of our business, including capital expenditure requirements and debt maturities, for at least the next twelve months and thereafter for the foreseeable future.

As detailed in Note 9, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements, on April 30, 2021, GIH entered into the 2021 Credit Agreement with Gogo, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for the Term Loan Facility in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and the Revolving Facility, which includes a letter of credit sub-facility. The Term Loan Facility amortizes in nominal quarterly installments equal to 1% of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity on April 30, 2028. There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on April 30, 2026.

The Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.75%) plus an applicable margin of 3.75% or (ii) an alternate base rate plus an applicable margin of 2.75%. Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. For the three-month period ended March 31, 2022, the fee for unused commitments under the Revolving Facility was 0.25%.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay the other fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of March 31, 2022 and December 31, 2021.

The 2022 Convertible Notes mature on May 15, 2022, unless earlier converted to shares of our common stock. In November 2021, we informed the trustee under the indenture governing the 2022 Convertible Notes that we intend to settle any conversions of the 2022 Convertible Notes occurring after November 15, 2021 in shares of our common stock. To the extent any 2022 Convertible Notes remain outstanding at maturity, we currently expect to pay such principal amount through cash on hand.

For additional information on the 2021 Credit Agreement and 2022 Convertibles Notes, see Note 9, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements.

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

For additional information on the interest rate caps, see Note 10, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

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

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net income (loss)	$22,196	$(5,884)
Non-cash charges and credits	11,020	12,160
Changes in operating assets and liabilities	(15,350)	18,298
Net cash provided by operating activities	$17,866	$24,574

For the three-month period ended March 31, 2022, net cash provided by operating activities was $17.9 million as compared with net cash provided by operating activities of $24.6 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $26.9 million improvement in net income (loss) and non-cash charges and credits, as noted above under “—Results of Operations.”
•
A $33.6 million decrease in cash flows related to operating assets and liabilities resulting from:
o
A decrease in cash flows due to the following:
▪
Changes in accrued interest primarily due to the timing of interest payments as compared with the prior-year and lower interest expense resulting from the Refinancing;
▪
Changes in accounts receivable due to higher revenue; and
▪
Changes in inventories due to additional purchases to meet increased demand.
o
Partially offset by an increase in cash flows from changes in accrued liabilities primarily due to the timing of payments.

For the three-month period ended March 31, 2022, our Free Cash Flow decreased to $8.8 million as compared to $23.9 million for the prior-year period.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to cell site construction, software development, and data center upgrades, see “— Capital Expenditures” below.

Cash flows used in Financing Activities:

Cash used in financing activities for the three-month period ended March 31, 2022 was $1.9 million primarily due to principal payments on the Term Loan Facility.

Cash used in financing activities for the three-month period ended March 31, 2021 was $3.3 million primarily due to stock-based compensation activity.

Capital Expenditures

Our operations require capital expenditures associated with our ATG network and data centers. We capitalize software development costs related to network technology solutions. We also capitalize costs related to the build out of our office locations.

Capital expenditures for the three-month periods ended March 31, 2022 and 2021 were $9.1 million and $0.7 million, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both March 31, 2022 and December 31, 2021 included amounts in bank deposit accounts and money market funds, and we did not have any short-term investments as of either such date. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of March 31, 2022, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. We receive payments in the amounts calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of March 31, 2022 was $650.0 million. Based on our March 31, 2022 outstanding variable rate debt balance, a hypothetical one percentage point increase in the three-month LIBOR interest rate would impact our annual interest expense by approximately $0.7 million, which includes the impact of our interest rate caps at a strike rate of 0.75%. Excluding the impact of our interest rate caps, a hypothetical one percentage point increase in the three-month LIBOR interest rate would impact our annual interest expense by approximately $7.2 million. A hypothetical one percentage point decrease in the three-month LIBOR interest rate would impact our annual interest expense by an immaterial amount due to the LIBOR floor of 0.75% in our Term Loan Facility.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. Our cash and cash equivalents as of both March 31, 2022 and December 31, 2021 included amounts in bank deposit accounts and money market funds. We believe we have minimal interest rate risk related to our cash and cash equivalents, as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three-month periods ended March 31, 2022 and 2021 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

(b)
Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to a number of lawsuits arising out of the conduct of our business. See Note 13, “Commitments and Contingencies,” to our Unaudited Condensed Consolidated Financial Statements for a discussion of litigation matters.

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

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2021 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2021 10-K.

We may be unsuccessful or delayed in developing and deploying Gogo 5G or other next generation technologies.

We are currently developing a next generation ATG network using 5G technology and unlicensed spectrum, which we intend to launch on a commercial, nationwide basis in the second half of 2022. Gogo 5G will be capable of working with different spectrum and supporting different next generation technologies. There can be no assurance that we will launch Gogo 5G or any other next generation technology in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market, due to, among other things, risks associated with: (i) our failure to design and develop a technology that provides the features and performance we require; (ii) integrating the solution with our existing ATG network; (iii) the availability of adequate spectrum; (iv) the failure of spectrum to perform as expected; (v) the failure of equipment and software to perform as expected; (vi) problems arising in the manufacturing process; (vii) our ability to negotiate contracts with suppliers on acceptable commercial and other terms; (viii) our reliance on single-source suppliers for the development and manufacturing of the core elements of the network and on other suppliers to provide certain components and services; and (ix) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. As disclosed in the 2021 10-K under the caption “Risk Factors—Risks Related to Our Business—The COVID-19 pandemic and the measures implemented to combat it have had, and may continue to have, a material adverse effect on our business,” we have experienced longer lead times and encountered delays in obtaining certain electronic components used in our business. For instance, manufacturing issues with respect to a component necessitated manufacturing process revisions and additional testing, which delayed the delivery date for this component, and the supplier of the component has informed us that the component is taking longer than expected to manufacture, which will further delay delivery. In addition, our principal 5G supplier subcontracts with contract manufacturers located in China for the manufacture of certain components, and COVID-19- related restrictions recently imposed by the Chinese government are causing delays in the delivery of such components. We believe that we can accommodate these delays without affecting our service launch, but the repeated compression of our schedule resulting from such delays could limit our ability to preserve the current schedule should other significant issues arise. If Gogo 5G or any other next generation technology fails to perform as expected or its commercial availability is significantly delayed as compared to the timelines we establish, our ability to meet users' expectations regarding our systems' performance and to effectively compete in our market may be impaired and our business, financial condition and results of operations may be materially adversely affected.

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and materially adversely affect our business and results of operations.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. Many companies, including our competitors, are devoting significant resources to obtaining patents that could potentially cover many aspects of our business. While we have reviewed the patent portfolios of certain competitors and other third parties, we have not exhaustively searched all patents relevant to our technologies and business and therefore it is possible that we may be unknowingly infringing the patents of others. We are currently facing, and may in the future face, claims that we or a supplier have violated patent, trademark or other intellectual property rights of third parties. A competitor recently filed a patent infringement suit against us and is seeking a preliminary injunction, which, if granted, would prevent us from proceeding with Gogo 5G until the infringement suit is resolved. Adverse results in this or other infringement suits could require us to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our sales, marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Even if we are successful in defending these claims, such litigation may be time-consuming and costly, divert management resources and could adversely affect our business relating to such disputed technology during its pendency. Any infringement, misappropriation or related claims, whether or not meritorious and whether or not they result in litigation, are time-consuming, divert technical and management personnel and are costly to resolve.

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

4.10

Amendment No. 2 to the Registration Rights Agreement, dated as of March 2, 2022, by and among Gogo Inc., Silver (XII) Holdings, LLC and Silver (Equity) Holdings LP (incorporated by reference to Exhibit 4.10 to Form 10-K filed on March 3, 2022 (File No. 001-35975))

10.2.1#	Amendment No. 1, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC), and Oakleigh Thorne

10.2.2#	Amendment No. 1, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC), and Barry Rowan

10.2.3#	Amendment No. 1, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC and Sergio Aguirre

10.2.4#	Amendment No. 3, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC), and Marguerite Elias

10.2.5#	Amendment No. 1, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC), and Karen Jackson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 5, 2022
/s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)