Form 10-Q
period 2022-06-30
Gogo Inc.
filed 2022-08-05
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022

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

As of July 29, 2022, 128,688,372 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$163,993	$145,913
Accounts receivable, net of allowances of $1,311 and $894, respectively	44,570	37,730
Inventories	42,543	33,976
Prepaid expenses and other current assets	48,895	32,295
Total current assets	300,001	249,914
Non-current assets:
Property and equipment, net	84,586	63,672
Intangible assets, net	48,842	49,554
Operating lease right-of-use assets	72,384	70,989
Other non-current assets, net of allowances of $524 and $455, respectively	41,980	28,425
Deferred income taxes	175,773	185,133
Total non-current assets	423,565	397,773
Total assets	$723,566	$647,687
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$20,662	$17,203
Accrued liabilities	62,254	59,868
Deferred revenue	1,507	1,825
Current portion of long-term debt	7,250	109,620
Total current liabilities	91,673	188,516
Non-current liabilities:
Long-term debt	692,482	694,760
Non-current operating lease liabilities	77,744	77,329
Other non-current liabilities	7,293	7,236
Total non-current liabilities	777,519	779,325
Total liabilities	869,192	967,841
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021; 135,878,986 and 117,407,468 shares issued at June 30, 2022 and December 31, 2021, respectively; and 128,688,372 and 110,791,954 shares outstanding at June 30, 2022 and December 31, 2021, respectively	13	11
Additional paid-in capital	1,379,356	1,258,477
Accumulated other comprehensive income	22,420	1,789
Treasury stock, at cost	(140,000)	(128,803)
Accumulated deficit	(1,407,415)	(1,451,628)
Total stockholders’ deficit	(145,626)	(320,154)
Total liabilities and stockholders’ deficit	$723,566	$647,687

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$73,064	$64,767	$143,731	$124,122
Equipment revenue	24,772	17,608	46,855	32,122
Total revenue	97,836	82,375	190,586	156,244
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	15,752	15,177	30,386	29,272
Cost of equipment revenue (exclusive of amounts shown below)	16,868	10,932	31,149	19,214
Engineering, design and development	7,952	6,541	13,358	12,034
Sales and marketing	6,068	4,826	12,299	8,555
General and administrative	15,357	11,746	28,815	22,119
Depreciation and amortization	3,499	3,547	7,290	7,664
Total operating expenses	65,496	52,769	123,297	98,858
Operating income	32,340	29,606	67,289	57,386
Other (income) expense:
Interest income	(194)	(54)	(241)	(111)
Interest expense	9,772	16,340	20,661	45,634
Loss on extinguishment of debt and settlement of convertible notes	—	79,564	—	83,961
Other expense (income), net	43	(127)	17	(132)
Total other expense	9,621	95,723	20,437	129,352
Income (loss) from continuing operations before income taxes	22,719	(66,117)	46,852	(71,966)
Income tax provision	702	277	2,639	312
Net income (loss) from continuing operations	22,017	(66,394)	44,213	(72,278)
Net loss from discontinued operations, net of tax	—	(2,854)	—	(4,655)
Net income (loss)	$22,017	$(69,248)	$44,213	$(76,933)

Net income (loss) attributable to common stock per share - basic:
Continuing operations	$0.18	$(0.61)	$0.38	$(0.74)
Discontinued operations	—	(0.02)	—	(0.05)
Net income (loss) attributable to common stock per share - basic	$0.18	$(0.63)	$0.38	$(0.79)

Net income (loss) attributable to common stock per share - diluted:
Continuing operations	$0.17	$(0.61)	$0.35	$(0.74)
Discontinued operations	—	(0.02)	—	(0.05)
Net income (loss) attributable to common stock per share - diluted	$0.17	$(0.63)	$0.35	$(0.79)

Weighted average number of shares
Basic	123,252	109,060	117,375	96,884
Diluted	134,718	109,060	134,474	96,884

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$22,017	$(69,248)	$44,213	$(76,933)
Other comprehensive income, net of tax
Currency translation adjustments	$(120)	$37	$(9)	$138
Cash flow hedges:
Net unrealized gain	5,106	(430)	21,159	(430)
Less: income realized and reclassified to earnings	527	—	519	—
Changes in fair value of cash flow hedges	4,579	(430)	20,640	(430)
Other comprehensive income, net of tax	4,459	(393)	20,631	(292)
Comprehensive income (loss)	$26,476	$(69,641)	$64,844	$(77,225)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2022	2021
Operating activities from continuing operations:
Net income (loss)	$44,213	$(72,278)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	7,290	7,664
Loss (gain) on asset disposals, abandonments and write-downs	114	(2)
Provision for expected credit losses	498	(15)
Deferred income taxes	2,540	90
Stock-based compensation expense	9,411	4,741
Amortization of deferred financing costs and interest rate caps	1,777	2,781
Accretion of debt discount	231	188
Loss on extinguishment of debt and settlement of convertible notes	—	83,961
Changes in operating assets and liabilities:
Accounts receivable	(7,270)	871
Inventories	(8,567)	692
Prepaid expenses and other current assets	(79)	(2,238)
Contract assets	(2,748)	(3,314)
Accounts payable	858	3,349
Accrued liabilities	(2,043)	(6,483)
Deferred revenue	(318)	(632)
Accrued interest	(164)	(8,576)
Other non-current assets and liabilities	(1,503)	(1,198)
Net cash provided by operating activities from continuing operations	44,240	9,601
Investing activities from continuing operations:
Purchases of property and equipment	(17,481)	(1,284)
Acquisition of intangible assets—capitalized software	(2,469)	(542)
Purchase of interest rate cap	—	(8,629)
Net cash used in investing activities from continuing operations	(19,950)	(10,455)
Financing activities from continuing operations:
Redemption of senior secured notes	—	(1,023,146)
Proceeds from term loan, net of discount	—	721,375
Payments on term loan	(3,625)	—
Payment of debt issuance costs	—	(20,251)
Payments on financing leases	(103)	(154)
Stock-based compensation activity	(2,515)	(2,752)
Net cash used in financing activities from continuing operations	(6,243)	(324,928)
Cash flows from discontinued operations:
Cash used in operating activities	—	(800)
Cash used in investing activities	—	—
Cash used in financing activities	—	—
Net cash used in discontinued operations	—	(800)
Effect of exchange rate changes on cash	8	(89)
Increase (decrease) in cash, cash equivalents and restricted cash	18,055	(326,671)
Cash, cash equivalents and restricted cash at beginning of period	146,268	435,870
Cash, cash equivalents and restricted cash at end of period	$164,323	$109,199
Cash, cash equivalents and restricted cash at end of period	$164,323	$109,199
Less: current restricted cash	—	25
Less: non-current restricted cash	330	—
Cash and cash equivalents at end of period	$163,993	$109,174
Supplemental Cash Flow Information:
Cash paid for interest	$19,680	$51,259
Cash paid for taxes	112	276
Non-cash investing activities
Purchases of property and equipment in current liabilities	$13,089	$97

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended June 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at March 31, 2022	111,784,217	$11	$1,259,223	$17,961	$(1,429,432)	6,615,449	$(128,803)	$(281,040)
Net income	—	—	—	—	22,017	—	—	22,017
Currency translation adjustments, net of tax	—	—	—	(120)	—	—	—	(120)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	4,579	—	—	—	4,579
Stock-based compensation expense	—	—	5,404	—	—	—	—	5,404
Issuance of common stock upon exercise of stock options	303,840	—	838	—	—	—	—	838
Issuance of common stock upon vesting of restricted stock units	29,803	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(262)	—	—	—	—	(262)
Issuance of common stock in connection with employee stock purchase plan	14,280	—	170	—	—	—	—	170
Settlement of convertible notes	17,131,332	2	102,786	—	—	—	—	102,788
Settlement of prepaid forward shares	(575,100)	—	11,197	—	—	575,100	(11,197)	—
Balance at June 30, 2022	128,688,372	$13	$1,379,356	$22,420	$(1,407,415)	7,190,549	$(140,000)	$(145,626)

	For the Three Months Ended June 30, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at March 31, 2021	92,071,085	$9	$1,080,305	$(912)	$(1,612,048)	5,077,400	$(98,857)	$(631,503)
Net loss	—	—	—	—	(69,248)	—	—	(69,248)
Currency translation adjustments, net of tax	—	—	—	37	—	—	—	37
Fair value adjustments of cash flow hedge, net of tax	—	—	—	(430)	—	—	—	(430)
Stock-based compensation expense	—	—	3,385	—	—	—	—	3,385
Issuance of common stock upon exercise of stock options	34,751	—	86	—	—	—	—	86
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	51,246	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(324)	—	—	—	—	(324)
Issuance of common stock in connection with employee stock purchase plan	12,032	—	131	—	—	—	—	131
Settlement of convertible notes	19,064,529	2	120,582	—	—	—	—	120,584
Settlement of prepaid forward shares	(1,538,049)	—	29,946	—	—	1,538,049	(29,946)	—
Balance at June 30, 2021	109,695,594	$11	$1,234,111	$(1,305)	$(1,681,296)	6,615,449	$(128,803)	$(577,282)

	For the Six Months Ended June 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2022	110,791,954	$11	$1,258,477	$1,789	$(1,451,628)	6,615,449	$(128,803)	$(320,154)
Net income	—	—	—	—	44,213	—	—	44,213
Currency translation adjustments, net of tax	—	—	—	(9)	—	—	—	(9)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	20,640	—	—	—	20,640
Stock-based compensation expense	—	—	9,411	—	—	—	—	9,411
Issuance of common stock upon exercise of stock options	727,423	—	1,944	—	—	—	—	1,944
Issuance of common stock upon vesting of restricted stock units	585,037	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(4,778)	—	—	—	—	(4,778)
Issuance of common stock in connection with employee stock purchase plan	27,726	—	319	—	—	—	—	319
Settlement of convertible notes	17,131,332	2	102,786	—	—	—	—	102,788
Settlement of prepaid forward shares	(575,100)	—	11,197	—	—	575,100	(11,197)	—
Balance at June 30, 2022	128,688,372	$13	$1,379,356	$22,420	$(1,407,415)	7,190,549	$(140,000)	$(145,626)

	For the Six Months Ended June 30,2021
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2021	85,990,499	$9	$1,088,590	$(1,013)	$(1,629,843)	5,077,400	$(98,857)	$(641,114)
Net loss	—	—	—	—	(76,933)	—	—	(76,933)
Currency translation adjustments, net of tax	—	—	—	138	—	—	—	138
Fair value adjustments of cash flow hedge, net of tax	—	—	—	(430)	—	—	—	(430)
Stock-based compensation expense	—	—	11,312	—	—	—	—	11,312
Issuance of common stock upon exercise of stock options	212,397	—	544	—	—	—	—	544
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	654,072	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(3,544)	—	—	—	—	(3,544)
Issuance of common stock in connection with employee stock purchase plan	23,669	—	247	—	—	—	—	247
Settlement of convertible notes	24,353,006	2	154,439	—	—	—	—	154,441
Settlement of prepaid forward shares	(1,538,049)	—	29,946	—	—	1,538,049	(29,946)	—
Impact of the adoption of ASU 2016-13	—	—	(47,423)	—	25,480	—	—	(21,943)
Balance at June 30, 2021	109,695,594	$11	$1,234,111	$(1,305)	$(1,681,296)	6,615,449	$(128,803)	$(577,282)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation

The Business - Gogo Inc. (“Gogo,” the “Company,” “we,” “us,” or “our”) is the world’s largest provider of broadband connectivity services for the business aviation market. Our mission is to provide ground-like connectivity to every passenger on every flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated air-to-ground (“ATG”) networks, engineer and maintain in-flight systems of proprietary hardware and software, and deliver customizable connectivity and wireless entertainment services and global support capabilities to our aviation partners. Our services include narrowband satellite-based voice and data services through our strategic alliances with satellite providers. In May 2022, in order to further serve our existing clients and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service in business aviation to use an electronically steered antenna on a low earth orbit (“LEO”) satellite network (“Global Broadband”). The antenna will be designed with Hughes Network Systems, LLC (“Hughes”) and utilized on a LEO satellite network operated by OneWeb.

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

Unless otherwise noted, discussion in these Notes to Unaudited Condensed Consolidated Financial Statements refers to our continuing operations. Refer to Note 18, “Discontinued Operations,” for further information.

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

The results of operations and cash flows for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

We had one class of common stock outstanding as of June 30, 2022 and December 31, 2021.

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

3.
Revenue Recognition

Remaining performance obligations

As of June 30, 2022, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations was approximately $78 million. The remaining unsatisfied performance obligations primarily represent connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract. We have excluded from this amount consideration from contracts that have an original duration of one year or less.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Service revenue
Connectivity	$71,835	$64,053	$141,330	$122,456
Entertainment and other	1,229	714	2,401	1,666
Total service revenue	$73,064	$64,767	$143,731	$124,122
Equipment revenue
ATG	$20,694	$13,854	$38,642	$24,451
Satellite	2,347	2,823	5,553	6,526
Other	1,731	931	2,660	1,145
Total equipment revenue	$24,772	$17,608	$46,855	$32,122
Customer type
Aircraft owner/operator/service provider	$73,064	$64,767	$143,731	$124,122
OEM and aftermarket dealer	24,772	17,608	46,855	32,122
Total revenue	$97,836	$82,375	$190,586	$156,244

Contract balances

Our current and non-current deferred revenue balances totaled $1.5 million and $1.8 million as of June 30, 2022 and December 31, 2021, respectively. Deferred revenue includes, among other things, fees paid for equipment and subscription connectivity products.

Our current and non-current contract asset balances totaled $20.4 million and $17.8 million as of June 30, 2022 and December 31, 2021, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings primarily for certain sales programs.

Major Customers

No customer accounted for more than 10% of revenue during the three- and six-month periods ended June 30, 2022 and 2021 and no customer accounted for more than 10% of accounts receivable as of June 30, 2022 or December 31, 2021.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

4.
Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 8, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings will be allocated between common shares and participating securities on a one-to-one basis. In periods of a net loss, the shares associated with the Forward Transactions did not receive an allocation of losses, as the counterparties to the Forward Transactions were not required to fund losses. The calculation of weighted average shares outstanding as of June 30, 2021 excludes approximately 0.6 million shares associated with the Forward Transactions. As of June 30, 2022, there were no outstanding shares associated with the Forward Transactions. Refer to Note 8, “Long-Term Debt and Other Liabilities,” for further information.

The diluted earnings (loss) per share calculations exclude the effect of stock options, deferred stock units, restricted stock units and convertible notes when the computation is anti-dilutive. For both the three- and six-month periods ended June 30, 2022, the weighted average number of shares excluded from the computation was 0.1 million. As a result of the net loss for the three- and six-month periods ended June 30, 2021, all of the outstanding shares of common stock underlying stock options, deferred stock units, restricted stock units and convertible notes were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2022 and 2021; however, for the reasons and periods described above, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2022			2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income (loss) from continuing operations	$22,017			$(66,394)
Less: participation rights on Forward Transactions allocated to continuing operations	64			—

Basic earnings (loss) per share from continuing operations
Undistributed income (loss) from continuing operations	$21,953	123,252	$0.18	$(66,394)	109,060	$(0.61)

Effect of dilutive securities from continuing operations
Stock-based compensation	—	5,061		—	—
2022 Convertible Notes	951	6,405		—	—

Diluted earnings (loss) per share from continuing operations
Undistributed income (loss) from continuing operations and assumed conversions	$22,904	134,718	$0.17	$(66,394)	109,060	$(0.61)

Net loss from discontinued operations	$—			$(2,854)
Less: participation rights on Forward Transactions allocated to discontinued operations	—			—

Basic earnings (loss) per share from discontinued operations
Undistributed loss from discontinued operations	$—	123,252	$—	$(2,854)	109,060	$(0.02)

Effect of dilutive securities from discontinued operations
Stock-based compensation	—	5,061		—	—
2022 Convertible Notes	—	6,405		—	—

Diluted earnings (loss) per share from discontinued operations
Undistributed loss from discontinued operations and assumed conversions	$—	134,718	$—	$(2,854)	109,060	$(0.02)

Earnings (loss) per share - basic			$0.18			$(0.63)
Earnings (loss) per share - diluted			$0.17			$(0.63)

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Six Months Ended June 30,
	2022			2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income (loss) from continuing operations	$44,213			$(72,278)
Less: participation rights on Forward Transactions allocated to continuing operations	173			—

Basic earnings (loss) per share from continuing operations
Undistributed income (loss) from continuing operations	$44,040	117,375	$0.38	$(72,278)	96,884	$(0.74)

Effect of dilutive securities from continuing operations
Stock-based compensation	—	5,455		—	—
2022 Convertible Notes	2,770	11,644		—	—

Diluted earnings (loss) per share from continuing operations
Undistributed income (loss) from continuing operations and assumed conversions	$46,810	134,474	$0.35	$(72,278)	96,884	$(0.74)

Net income (loss) from discontinued operations	$—			$(4,655)
Less: participation rights on Forward Transactions allocated to discontinued operations	—			—

Basic earnings (loss) per share from discontinued operations
Undistributed loss from discontinued operations	$—	117,375	$—	$(4,655)	96,884	$(0.05)

Effect of dilutive securities from discontinued operations
Stock-based compensation	—	5,455		—	—
2022 Convertible Notes	—	11,644		—	—

Diluted earnings (loss) per share from discontinued operations
Undistributed loss from discontinued operations and assumed conversions	$—	134,474	$—	$(4,655)	96,884	$(0.05)

Loss per share - basic			$0.38			$(0.79)
Loss per share - diluted			$0.35			$(0.79)

5.
Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Work-in-process component parts	$27,847	$21,570
Finished goods	14,696	12,406
Total inventory	$42,543	$33,976

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

6.
Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Contract assets	$5,919	$4,533
Prepaid inventories	3,232	2,525
Insurance receivable (1)	17,300	17,300
Tenant improvement allowance receivables	391	1,936
Interest rate caps	16,087	925
Other	5,966	5,076
Total prepaid expenses and other current assets	$48,895	$32,295
(1)
See the Securities Litigation section in Note 12, “Commitments and Contingencies,” for additional information.

Property and equipment as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Office equipment, furniture, fixtures and other	$14,793	$12,759
Leasehold improvements	14,740	13,545
Network equipment	163,939	142,601
	193,472	168,905
Accumulated depreciation	(108,886)	(105,233)
Total property and equipment, net	$84,586	$63,672

Other non-current assets as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Contract assets, net of allowances of $524 and $455, respectively	$14,511	$13,217
Interest rate caps	23,628	11,359
Revolving credit facility deferred financing costs	1,663	1,879
Other	2,178	1,970
Total other non-current assets	$41,980	$28,425

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued liabilities as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Accrued interest	$6,067	$6,231
Employee compensation and benefits	9,293	13,791
Litigation settlement accrual (1)	17,300	17,300
Operating leases	8,091	7,444
Warranty reserve	2,430	2,450
Taxes	1,715	1,997
Network equipment	7,730	3,179
Other	9,628	7,476
Total accrued liabilities	$62,254	$59,868

(1)
See the Securities Litigation section in Note 12, “Commitments and Contingencies,” for additional information.

Other non-current liabilities as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Asset retirement obligations	$5,525	$4,861
Other	1,768	2,375
Total other non-current liabilities	$7,293	$7,236

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

As of both June 30, 2022 and December 31, 2021, our goodwill balance was $0.6 million.

Our intangible assets, other than goodwill, as of June 30, 2022 and December 31, 2021 were as follows (in thousands, except for weighted average remaining useful life):

		As of June 30, 2022			As of December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	5.3	$56,787	$(42,660)	$14,127	$54,128	$(39,289)	$14,839
Other intangible assets	8.0	1,812	—	1,812	1,812	—	1,812
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—
Total amortized intangible assets		73,404	(57,465)	15,939	70,745	(54,094)	16,651
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283
Total intangible assets		$105,687	$(57,465)	$48,222	$103,028	$(54,094)	$48,934

Amortization expense was $1.5 million and $3.4 million, respectively, for the three- and six-month periods ended June 30, 2022 and $1.9 million and $3.8 million, respectively, for the prior-year periods.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense for the remainder of 2022, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2022 (period from July 1 to December 31)	$1,653
2023	$3,372
2024	$1,999
2025	$1,781
2026	$1,621
Thereafter	$5,513

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

8.
Long-Term Debt and Other Liabilities

Long-term debt as of June 30, 2022 and December 31, 2021 was as follows (in thousands):

	June 30,	December 31,
	2022	2021
Term Loan Facility	$714,663	$718,057
2022 Convertible Notes	—	102,788
Total debt	714,663	820,845
Less: deferred financing costs	(14,931)	(16,465)
Less: current portion of long-term debt	(7,250)	(109,620)
Total long-term debt	$692,482	$694,760

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes (as defined below) together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (as defined below and, together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, the outstanding principal amount of the Term Loan Facility was $717.8 million and $721.4 million, respectively, the unaccreted debt discount was $3.1 million and $3.3 million, respectively, and the net carrying amount was $714.7 million and $718.1 million, respectively.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the Facilities. Total amortization expense was $0.7 million and $1.3 million, respectively, for the three- and six-month periods ended June 30, 2022 and $0.4 million for both prior-year periods and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the balance of unamortized deferred financing costs related to the Facilities was $16.6 million and $17.9 million, respectively.

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

In May 2022, the remaining $102,788,000 aggregate principal amount of 2022 Convertible Notes was converted by holders into 17,131,332 shares of common stock. As of June 30, 2022, there were no outstanding 2022 Convertible Notes.

We incurred approximately $8.1 million of issuance costs related to the 2022 Convertible Notes that were amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.1 million and $0.4 million, respectively, for the three- and six-month periods ended June 30, 2022 and $0.2 million and $0.8 million, respectively, for the prior-year periods and is included in Interest expense in the Unaudited Condensed Consolidated Statements of Operations. As of December 31, 2021, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $0.4 million and was included as a reduction to the carrying amount of the debt in our Unaudited Condensed Consolidated Balance Sheets. See Note 10, “Interest Costs,” for additional information.

The 2022 Convertible Notes had an initial conversion rate of 166.6667 common shares per $1,000 principal amount of 2022 Convertible Notes, which was equivalent to an initial conversion price of approximately $6.00 per share of our common stock. Prior to conversion, the shares of common stock subject to conversion were considered in the diluted earnings per share calculations under the if-converted method if their impact was dilutive.

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

On December 11, 2019, we entered into an amendment to one of the Forward Transactions (the “Amended and Restated Forward Transaction”) to extend the expected settlement date with respect to approximately 2.1 million shares of common stock held by one of the Forward Counterparties, JPMorgan Chase Bank, National Association (the “2022 Forward Counterparty”), to correspond with the May 15, 2022 maturity date for the 2022 Convertible Notes. As a result of the Forward Transactions, total shareholders’ equity within our consolidated balance sheets was reduced by approximately $140.0 million. In March 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions. In April 2021, approximately 1.5 million shares of common stock were delivered to us in connection with the Amended and Restated Forward Transaction. In May 2022, the approximately 0.6 million shares that were remaining under the Amended and Restated Forward Transaction were delivered to us and there are no additional prepaid forward stock repurchase transactions outstanding.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We paid approximately $22.6 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which were accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and were being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $0.4 million and $1.4 million, respectively, for the three- and six-month periods ended June 30, 2021 and is included in Interest expense in the Unaudited Condensed Consolidated Statements of Operations. The remaining unamortized deferred financing fees were written off as of May 1, 2021.

The 2024 Senior Secured Notes were redeemed on May 1, 2021 (the “Redemption Date”) at a redemption price equal to 104.938% of the principal amount of the 2024 Senior Secured Notes redeemed, plus accrued and unpaid interest to (but not including) the Redemption Date. The make-whole premium paid in connection with the redemption was $48.1 million. We wrote off the remaining unamortized deferred financing costs of $15.2 million and the remaining debt discount of $1.3 million, which together are included in Loss on extinguishment of debt and settlement of convertible notes in our Unaudited Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2021.

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
9.
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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three- and six-month periods ended June 30, 2022 and 2021. We estimate that approximately $0.5 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statement of Cash Flows as investing activities from continuing operations.

For the three-month period ended June 30, 2022, we recorded an unrealized gain on the interest rate caps of $4.6 million, net of tax of $1.5 million, and for the six-month period ended June 30, 2022, we recorded an unrealized gain on the interest rate caps of

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

$20.6 million, net of tax of $6.8 million. For the three- and six-month periods ended June 30, 2021, we recorded an unrealized loss on the interest rate caps of $0.4 million, net of tax of $0.1 million.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		June 30,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2022	2021
Current portion of interest rate caps	Prepaid expenses and other current assets	$16,087	$925
Non-current portion of interest rate caps	Other non-current assets	$23,628	$11,359

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

The following is a summary of our interest costs for the three- and six-month periods ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest costs charged to expense	$9,373	$15,158	$19,200	$42,665
Amortization of deferred financing costs	810	1,078	1,749	2,781
Amortization of interest rate caps premium	20	—	28	—
Interest rate cap benefit	(547)	—	(547)	—
Accretion of debt discount	116	104	231	188
Interest expense	9,772	16,340	20,661	45,634
Interest costs capitalized to property and equipment	117	—	157	—
Interest costs capitalized to software	111	67	208	179
Total interest costs	$10,000	$16,407	$21,026	$45,813

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

11.
Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. For leases subsequent to adoption of ASC 842, lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements primarily related to cell sites and office space. Certain cell site and office space leases have renewal option terms that have been deemed reasonably certain to be exercised. These renewal options extend a lease by up to 15 years. We recognize operating lease expense on a straight-line basis over the lease term. Operating lease liabilities recorded in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 exclude $2.4 million of undiscounted minimum lease payments over 10 years pursuant to leases signed but not yet commenced for new and modified rights to use tower space.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$3,618	$3,086	$7,164	$6,164
Financing lease cost:
Amortization of leased assets	39	2	77	5
Interest on lease liabilities	11	13	24	28
Total lease cost	$3,668	$3,101	$7,265	$6,197

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Six Months Ended June 30,
	2022	2021
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$7,117	$6,785
Operating cash flows used in financing leases	$24	$28
Financing cash flows used in financing leases	$103	$154
Non-cash items:
Operating leases obtained	$5,688	$1,016
Financing leases obtained	$11	$—
Weighted average remaining lease term
Operating leases	8 years	7 years
Financing leases	1 year	2 years
Weighted average discount rate
Operating leases	6.8%	10.5%
Financing leases	17.4%	16.5%

Annual future minimum lease payments as of June 30, 2022 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2022 (period from July 1 to December 31)	$6,344	$83
2023	14,083	155
2024	13,315	4
2025	12,422	2
2026	12,298	—
Thereafter	54,143	—
Total future minimum lease payments	112,605	244
Less: Amount representing interest	(26,770)	(25)
Present value of net minimum lease payments	$85,835	$219
Reported as of June 30, 2022
Accrued liabilities	$8,091	$170
Non-current operating lease liabilities	77,744	—
Other non-current liabilities	—	49
Total lease liabilities	$85,835	$219

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

In June 2022, we and Hughes entered into a supply and product support agreement (the “SPSA”), providing for our purchase from Hughes of airborne antennas for use on a LEO satellite network, and the performance by Hughes of services related thereto. Under the SPSA, we commit to purchase, over a seven-year period that will begin on completion of a project milestone currently expected to occur at the end of 2024, antennas with an estimated aggregate purchase price of approximately $170 million. During that seven-year period, Hughes may not sell substantially similar equipment to other purchasers in our primary target market.

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

Securities Litigation - On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division (the “Court”) styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer, its current Chief Financial Officer and its then-current President, Commercial Aviation, as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to the reliability of and installation and remediation costs associated with CA’s 2Ku antenna. The plaintiffs seek to recover from us and the individual defendants an unspecified amount of damages. In December 2018, the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019, the judge granted the motion to dismiss on two independent grounds, finding that plaintiffs failed to plausibly allege that defendants made materially false or misleading statements and that plaintiffs failed to plead with particularity that defendants acted with scienter. The amended complaint was dismissed without prejudice, and in December 2019, defendants filed a second amended complaint. In July 2020, plaintiffs filed a motion requesting leave to file a proposed third amended complaint, which was granted by the Court. Plaintiffs proceeded to file the third amended complaint in July 2020 and we filed a motion to dismiss in September 2020. In April 2021, the Court denied our motion to dismiss, and the defendants filed their answer and affirmative defenses to the third amended complaint in June 2021.

The parties engaged in mediation and reached a tentative resolution that includes a cash payment of $17.3 million (to be funded by our Directors' and Officers' (“D&O”) insurance policy) in exchange for a dismissal with prejudice of the class claims and full releases. As a result of this development, the Company accrued a $17.3 million liability within Accrued liabilities and a corresponding insurance receivable in Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021. On April 12, 2022, the parties entered into a Stipulation and Agreement of Settlement memorializing these terms (the “Class Action Settlement”). On May 3, 2022, the Court signed an order (i) preliminarily approving the Class Action Settlement; (ii) certifying the settlement class; (iii) approving the notice to be sent to members of the settlement class; and (iv) scheduling a final hearing for August 30, 2022. The insurance carriers have deposited the settlement amount into escrow. The Stipulation and Agreement of Settlement may be terminated (i) by the lead plaintiff or the Company upon the Court’s final refusal to (x) approve the Class Action Settlement or any material part thereof, or (y) enter a final judgment approving the Class Action Settlement; (ii) by the lead plaintiff or the Company if a final judgment is reversed on appeal; and (iii) by the Company if settlement class members with aggregate claims equal to or greater than an agreed-upon amount opt out of the Class Action Settlement. We believe that the claims are without merit and will continue to defend them vigorously should the Class Action Settlement be terminated for any reason.

Derivative Litigation - On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the Court, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each then-current member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer, its then-current President, Commercial Aviation, and its current Chief Executive Officer and Chief Financial Officer. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to the 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current Officers and Directors and excessive severance paid to former Officers. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. The two lawsuits were consolidated and were stayed pending a final disposition of the motion to dismiss in the class action suit and remain stayed. In addition, a purported stockholder has sent a letter to the Company’s Board of Directors, dated June 21, 2021, demanding based on substantially the same allegations, that the Company sue certain current and former Officers for, inter alia, breach of fiduciary duty.

The parties engaged in mediation and have reached an agreement in principle under which the Company, in consideration of the settlement and a release of all claims asserted against the Company and the individual defendants, would implement certain corporate governance initiatives and cause its D&O insurance carrier to pay plaintiffs’ attorneys’ fees. No damages would be paid. As of June 30, 2022, the Company and its insurance carrier were in negotiations with plaintiffs regarding the amount of plaintiffs’ attorneys’ fees to be paid by the insurance carrier. We have accrued an estimated liability within Accrued liabilities and a corresponding receivable in Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets.

While the Company will in good faith negotiate the terms of the definitive settlement agreement, there can be no assurance that these efforts will result in a settlement or, if they do, as to the timing of such settlement. Any settlement will be conditioned on Court approval. We believe that the claims are without merit and will continue to defend them vigorously should the parties’ settlement efforts be unsuccessful.

SmartSky Litigation - On February 28, 2022, SmartSky Networks, LLC brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware alleging that Gogo 5G infringes four patents owned by the plaintiff. The suit seeks an unspecified amount of compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. Also on February 28, 2022, the plaintiff filed a motion (the “PI Motion”) requesting that the Court preliminarily enjoin the Company from making, using, offering to sell or selling the Gogo 5G system. The parties agreed to a briefing schedule for the PI Motion and conducted limited discovery. The briefing for the PI motion has been completed, and the parties await assignment of a judge and the scheduling of a hearing on the PI Motion. We believe that the plaintiff’s claims are without merit and intend to continue to defend our position and defend against the PI motion vigorously. The outcomes of the PI Motion and the underlying litigation are inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

Refer to Note 9, “Derivative Instruments and Hedging Activities,” for fair value information relating to our interest rate caps.

Long-Term Debt:

As of June 30, 2022 and December 31, 2021, our financial assets and liabilities that are disclosed but not measured at fair value include the Term Loan Facility, and solely as of December 31, 2021, the 2022 Convertible Notes, which are reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Term Loan Facility, and solely as of December 31, 2021, the 2022 Convertible Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our June 30, 2022 Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, are the amount that a market

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility and the 2022 Convertible Notes.

The fair value and carrying value of long-term debt as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022			December 31, 2021
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Term Loan Facility	$680,000	$714,663	(2)	$723,000	$718,057	(2)
2022 Convertible Notes	$—	$—		$230,000	$102,788

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $3.1 million and $3.3 million as of June 30, 2022 and December 31, 2021, respectively. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.

14.
Income Tax

The effective income tax rates for continuing operations for the three- and six-month periods ended June 30, 2022 were 3.1% and 5.6%, respectively, compared to (0.4)% for both prior-year periods. For the three- and six-month periods ended June 30, 2022, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to tax benefits for stock-based compensation and a partial release of the valuation allowance on our deferred income tax assets. For the three- and six-month periods ended June 30, 2022, our income tax expense was $0.7 million and $2.6 million, respectively. For the three- and six-month periods ended June 30, 2021, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. The remaining valuation allowance is still required for deferred tax assets related to certain state and foreign net operating losses (“NOLs”), capital losses, and the Section 163(j) interest limitation carryforward as it was more likely than not as of June 30, 2022 that these deferred tax assets will not be realized. If we continue to sustain our current operating performance, additional reversals of our valuation allowance could occur within the next twelve to eighteen months.

We are subject to taxation and file income tax returns in the United States federal jurisdiction and many states and Canada. With few exceptions, as of June 30, 2022 we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2017.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three- and six-month periods ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, we did not have a liability recorded for interest or potential penalties.

Presently, we do not require a reserve for unrecognized tax benefits, nor do we foresee any change to that position during the next 12 months.

15.
Stock-Based Compensation and 401(k) Plan

Stock-Based Compensation — As of June 30, 2022, we maintained three stock-based incentive compensation plans (“Stock Plans”), as well as an Employee Stock Purchase Plan (“ESPP”). See Note 15, “Stock-Based Compensation and 401(k) Plan,” in our 2021 10-K for further information regarding these plans. The majority of our equity grants are awarded on an annual basis.

For the six-month period ended June 30, 2022, no options to purchase shares of common stock were granted, options to purchase 727,423 shares of common stock were exercised, no options to purchase shares of common stock were forfeited and no options to purchase shares of common stock expired.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the six-month period ended June 30, 2022, 1,016,341 Restricted Stock Units (“RSUs”) were granted, 842,507 RSUs vested and 110,009 RSUs were forfeited. The fair value of the RSUs granted during the six-month period ended June 30, 2022 was approximately $19.0 million, which will be recognized over a period of four years.

For the six-month period ended June 30, 2022, 52,678 deferred stock units were granted and 92,280 vested. The fair value of the deferred stock units granted during the six-month period ended June 30, 2022 was approximately $0.9 million, half of which was recognized immediately and the remainder of which will be recognized over a period of one year.

For the six-month period ended June 30, 2022, 27,726 shares of common stock were issued under the ESPP.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations, excluding stock-based compensation expense for discontinued operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cost of service revenue	$278	$124	$464	$155
Cost of equipment revenue	260	148	468	195
Engineering, design and development	651	380	1,145	487
Sales and marketing	673	388	1,222	536
General and administrative	3,542	1,852	6,112	3,368
Total stock-based compensation expense	$5,404	$2,892	$9,411	$4,741

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.5 million and $0.9 million, respectively, during both the three- and six-month periods ended June 30, 2022 and 2021.

16.
Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $8.0 million and $13.4 million, respectively, during the three- and six-month periods ended June 30, 2022 and $6.5 million and $12.0 million, respectively, for the prior-year periods. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

17.
Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2022	$(960)	$2,749	$1,789
Other comprehensive income (loss) before reclassifications	(9)	21,159	21,150
Less: income realized and reclassified to earnings	—	519	519
Net current period comprehensive income (loss)	(9)	20,640	20,631
Balance at June 30, 2022	$(969)	$23,389	$22,420

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2021	$(1,013)	$—	$(1,013)
Other comprehensive income (loss) before reclassifications	138	(430)	(292)
Less: income realized and reclassified to earnings	—	—	—
Net current period comprehensive income (loss)	138	(430)	(292)
Balance at June 30, 2021	$(875)	$(430)	$(1,305)

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

18.
Discontinued Operations

As discussed in Note 1, “Basis of Presentation,” on December 1, 2020 we completed the sale of our CA business to Intelsat. As a result of the Transaction, the CA business is reported for all periods as discontinued operations.

The following table summarizes the results of discontinued operations which are presented as Net loss from discontinued operations, net of tax, in our Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$—	$—	$—	$—
Equipment revenue	—	—	—	—
Total revenue	—	—	—	—

Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	—	—	—	—
Cost of equipment revenue (exclusive of amounts shown below)	—	—	—	—
Engineering, design and development	—	—	—	—
Sales and marketing	—	—	—	—
General and administrative	—	2,754	—	4,555
Depreciation and amortization	—	—	—	—
Total operating expenses	—	2,754	—	4,555
Operating loss	—	(2,754)	—	(4,555)

Total other (income) expense	—	—	—	—

Loss before income taxes	—	(2,754)	—	(4,555)
Income tax provision	—	100	—	100
Net loss from discontinued operations, net of tax	$—	$(2,854)	$—	$(4,655)

Stock-based compensation – In August 2020 the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of our then-current employees who became employees of Intelsat in the Transaction. Certain of these awards vested based on conditions that were not classified as a service, market or performance condition, and as a result such awards were classified as a liability. As of December 31, 2021, there were no remaining liability-classified awards.

The following is a summary of our stock-based compensation expense contained within the results of discontinued operations by operating expense line (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cost of service revenue	$—	$—	$—	$—
Engineering, design and development	—	—	—	—
Sales and marketing	—	—	—	—
General and administrative	—	2,802	—	3,855
Total stock-based compensation expense	$—	$2,802	$—	$3,855

See Note 15, “Stock-Based Compensation and 401(k) Plan,” for additional information on our stock-based compensation plans.

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
•
our ability to develop and deploy Gogo 5G and Global Broadband;
•
the impact of current and potential future competition;
•
the impact of the COVID-19 pandemic and the measures implemented to combat it;
•
global supply chain and logistics issues and the possible impact of inflation;
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
•
fluctuations in our operating results;
•
our ability to fully utilize portions of our deferred tax assets; and
•
other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2022 (the “2021 10-K”), in Item

1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 5, 2022 (the “2022 Q1 10-Q”), and in Item 1A of this Report.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2021 10-K and the 2022 Q1 10-Q and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to “years” or “fiscal” are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. Our mission is to provide ground-like connectivity to every passenger on every flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated air-to-ground (“ATG”) networks, engineer and maintain in-flight systems of proprietary hardware and software, and deliver customizable connectivity and wireless entertainment services and global support capabilities to our aviation partners. Our services include narrowband satellite-based voice and data services made available through strategic partnerships with satellite providers. In May 2022, in order to further serve our existing clients and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service in business aviation to use an electronically steered antenna (“ESA”) on a low earth orbit (“LEO”) satellite network (“Global Broadband”). The antenna will be designed with Hughes Network Systems, LLC (“Hughes”) and utilized on a LEO satellite network operated by OneWeb.

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

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the business aviation industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•
costs associated with the implementation of, and our ability to implement on a timely basis, our technology roadmap, including upgrades to and installation of the ATG technologies we currently offer, Gogo 5G, Global Broadband and any other next generation or other new technology;
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Aircraft online (at period end)
ATG	6,654	6,036	6,654	6,036
Satellite	4,462	4,587	4,462	4,587
Average monthly connectivity service revenue per aircraft online
ATG	$3,328	$3,296	$3,324	$3,192
Satellite	257	249	246	244
Units sold
ATG	310	182	556	317
Satellite	32	67	101	147
Average equipment revenue per unit sold (in thousands)
ATG	$67	$76	$70	$77
Satellite	73	42	55	44

•
ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented. This number excludes aircraft receiving ATG service as part of the ATG Network Sharing Agreement with Intelsat.
•
Satellite aircraft online. We define satellite aircraft online as the total number of business aircraft for which we provide narrowband satellite services as of the last day of each period presented.
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

•
Average monthly connectivity service revenue per satellite aircraft online. We define average monthly connectivity service revenue per satellite aircraft online as the aggregate narrowband satellite connectivity service revenue for the period divided by the number of months in the period, divided by the number of narrowband satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).
•
Units sold. We define units sold as the number of ATG or narrowband satellite units for which we recognized revenue during the period.
•
Average equipment revenue per ATG unit sold. We define average equipment revenue per ATG unit sold as the aggregate equipment revenue from all ATG units sold during the period, divided by the number of ATG units sold.
•
Average equipment revenue per satellite unit sold. We define average equipment revenue per satellite unit sold as the aggregate equipment revenue earned from all narrowband satellite units sold during the period, divided by the number of narrowband satellite units sold.

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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$73,064	$64,767	$143,731	$124,122
Equipment revenue	24,772	17,608	46,855	32,122
Total revenue	97,836	82,375	190,586	156,244
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	15,752	15,177	30,386	29,272
Cost of equipment revenue (exclusive of amounts shown below)	16,868	10,932	31,149	19,214
Engineering, design and development	7,952	6,541	13,358	12,034
Sales and marketing	6,068	4,826	12,299	8,555
General and administrative	15,357	11,746	28,815	22,119
Depreciation and amortization	3,499	3,547	7,290	7,664
Total operating expenses	65,496	52,769	123,297	98,858
Operating income	32,340	29,606	67,289	57,386
Other (income) expense:
Interest income	(194)	(54)	(241)	(111)
Interest expense	9,772	16,340	20,661	45,634
Loss on extinguishment of debt and settlement of convertible notes	—	79,564	—	83,961
Other expense (income), net	43	(127)	17	(132)
Total other expense	9,621	95,723	20,437	129,352
Income (loss) from continuing operations before income taxes	22,719	(66,117)	46,852	(71,966)
Income tax provision	702	277	2,639	312
Net income (loss) from continuing operations	22,017	(66,394)	44,213	(72,278)
Net loss from discontinued operations, net of tax	—	(2,854)	—	(4,655)
Net income (loss)	$22,017	$(69,248)	$44,213	$(76,933)

Three and Six Months Ended June 30, 2022 and 2021

Revenue:

Revenue and percent change for the three- and six-month periods ended June 30, 2022 and 2021 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change	For The Six Months Ended June 30,		% Change
	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Service revenue	$73,064	$64,767	12.8%	$143,731	$124,122	15.8%
Equipment revenue	24,772	17,608	40.7%	46,855	32,122	45.9%
Total revenue	$97,836	$82,375	18.8%	$190,586	$156,244	22.0%

Revenue increased to $97.8 million and $190.6 million, respectively, for the three- and six-month periods ended June 30, 2022, as compared with $82.4 million and $156.2 million, respectively, for the prior-year periods, due to increases in both service and equipment revenue.

Service revenue increased to $73.1 million and $143.7 million, respectively, for the three- and six-month periods ended June 30, 2022, as compared with $64.8 million and $124.1 million, respectively, for the prior-year periods, primarily due to increases in ATG aircraft online and average monthly service revenue per aircraft online.

Equipment revenue increased to $24.8 million and $46.9 million, respectively, for the three- and six-month periods ended June 30, 2022, as compared with $17.6 million and $32.1 million, respectively, for the prior-year periods, primarily due to increases in the number of ATG units sold, with 310 units and 556 units, respectively, sold during the three- and six-month periods ended June 30, 2022 as compared with 182 units and 317 units, respectively, sold during the prior-year periods.

We expect service revenue to increase in the future as additional ATG aircraft come online and average monthly connectivity service revenue per ATG aircraft online increases. We expect equipment revenue to increase in the future as additional ATG units are sold. In addition, we expect further revenue growth as we launch Global Broadband.

Cost of Revenue:

Cost of revenue and percent change for the three- and six-month periods ended June 30, 2022 and 2021 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change	For The Six Months Ended June 30,		% Change
	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Cost of service revenue	$15,752	$15,177	3.8%	$30,386	$29,272	3.8%
Cost of equipment revenue	$16,868	$10,932	54.3%	$31,149	$19,214	62.1%

Cost of service revenue increased to $15.8 million and $30.4 million, respectively, for the three- and six-month periods ended June 30, 2022, as compared with $15.2 million and $29.3 million, respectively, for the prior-year periods, primarily due to an increase in personnel costs.

We expect cost of service revenue to increase over time, primarily due to service revenue growth and increasing ATG network costs associated with Gogo 5G. In addition, we expect cost of service revenue to increase as we launch Global Broadband.

Cost of equipment revenue increased to $16.9 million and $31.1 million, respectively, for the three- and six-month periods ended June 30, 2022, as compared with $10.9 million and $19.2 million, respectively, for the prior-year periods, primarily due to an increase in ATG units sold.

We expect that our cost of equipment revenue will increase with growth in ATG units sold and Global Broadband units sold following the launch of that service.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased to $8.0 million and $13.4 million, respectively, for the three- and six-month periods ended June 30, 2022, as compared with $6.5 million and $12.0 million, respectively, for the prior-year periods, primarily due to the commencement of Global Broadband development and personnel costs.

We expect engineering, design and development expenses as a percentage of service revenue to increase in the near term, driven by Global Broadband development costs, and decrease over the long term as the level of investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased to $6.1 million and $12.3 million, respectively, for the three- and six-month periods ended June 30, 2022, as compared with $4.8 million and $8.6 million, respectively, for the prior-year periods, primarily due to an increase in personnel, promotional and advertising and travel expenses.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively flat in the future.

General and Administrative Expenses:

General and administrative expenses increased to $15.4 million and $28.8 million, respectively, for the three- and six-month periods ended June 30, 2022 as compared with $11.7 million and $22.1 million, respectively, for the prior-year periods, primarily due to increases in stock-based compensation, legal fees and personnel costs.

We expect general and administrative expenses as a percentage of service revenue to decrease over time as the business grows given the relatively fixed cost nature of this operating expense category.

Depreciation and Amortization:

Depreciation and amortization expense was $3.5 million for both three-month periods and $7.3 million and $7.7 million, respectively, for the six-month periods ended June 30, 2022 and 2021. The decrease for the six-month period ended June 30, 2022 was primarily due to decreased amortization expense for capitalized software.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other (Income) Expense:

Other (income) expense and percent change for the three- and six-month periods ended June 30, 2022 and 2021 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change
	2022	2021	2022 over 2021
Interest income	$(194)	$(54)	259.3%
Interest expense	9,772	16,340	(40.2)%
Loss on extinguishment of debt and settlement of convertible notes	—	79,564	nm
Other expense (income), net	43	(127)	(133.9)%
Total	$9,621	$95,723	(89.9)%
Percentage changes that are considered not meaningful are denoted with nm.

	For The Six Months Ended June 30,		% Change
	2022	2021	2022 over 2021
Interest income	$(241)	$(111)	117.1%
Interest expense	20,661	45,634	(54.7)%
Loss on extinguishment of debt and settlement of convertible notes	—	83,961	nm
Other expense (income), net	17	(132)	(112.9)%
Total	$20,437	$129,352	(84.2)%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense decreased to $9.6 million and $20.4 million, respectively, for the three- and six-month periods ended June 30, 2022, as compared with $95.7 million and $129.4 million, respectively, for the prior-year periods, primarily due to the prior-year periods including the loss on extinguishment of debt and settlement of convertible notes as well as lower interest expense in the current year as a result of the Refinancing.

We expect our interest expense to fluctuate with changes in the variable rates associated with the Facilities. See Note 8, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes:

The effective income tax rates for the three- and six-month periods ended June 30, 2022 were 3.1% and 5.6%, respectively, compared to (0.4)% for both prior-year periods. For the three- and six-month periods ended June 30, 2022, our income tax expense was $0.7 million and $2.6 million, respectively, primarily due to pre-tax income, partially offset by the partial release of the valuation allowance against our deferred income tax assets and the tax benefits for stock-based compensation. For the three- and six-month periods ended June 30, 2021, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets. See Note 14, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

We expect our income tax provision to increase in the long term as we generate positive pre-tax income, which may be at least partially offset by reversals of our valuation allowance within the next twelve to eighteen months.

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

We believe it is useful for an understanding of our operating performance to exclude the loss on extinguishment of debt and settlement of convertible notes from Adjusted EBITDA because this activity is not related to our operating performance.

We believe it is useful for an understanding of our operating performance to exclude separation costs related to the sale of CA from Adjusted EBITDA for the three- and six-month periods ended June 30, 2021 because of the non-recurring nature of this activity.

We also present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides investors, securities analysts and other users of our consolidated financial statements with important supplemental information with which to evaluate our performance and to enable them to assess our performance on the same basis as management.

Free Cash Flow represents net cash provided by operating activities, less purchases of property and equipment, the acquisition of intangible assets and the cash flows associated with our interest rate caps. We believe that Free Cash Flow provides meaningful information regarding our liquidity.

To conform to current year presentation, we included the cash paid for our interest rate caps in Free Cash Flow for the three- and six-month periods ended June 30, 2021. We believe it is useful for an understanding of our liquidity to include the cash flows associated with interest rate caps to facilitate a more consistent comparison of net cash paid for interest and the interest rate changes for which we are hedged.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA:
Net income (loss) attributable to common stock (GAAP)	$22,017	$(69,248)	$44,213	$(76,933)
Interest expense	9,772	16,340	20,661	45,634
Interest income	(194)	(54)	(241)	(111)
Income tax provision	702	277	2,639	312
Depreciation and amortization	3,499	3,547	7,290	7,664
EBITDA	35,796	(49,138)	74,562	(23,434)
Stock-based compensation expense	5,404	2,892	9,411	4,741
Loss from discontinued operations	—	2,854	—	4,655
Loss on extinguishment of debt and settlement of convertible notes	—	79,564	—	83,961
Separation costs related to CA sale	—	575	—	720
Adjusted EBITDA	$41,200	$36,747	$83,973	$70,643

Free Cash Flow:
Net cash provided by (used in) operating activities (GAAP)	$26,374	$(14,973)	$44,240	$9,601
Consolidated capital expenditures	(10,895)	(1,124)	(19,950)	(1,826)
Payments for interest rate caps	—	(8,629)	—	(8,629)
Free cash flow	$15,479	$(24,726)	$24,290	$(854)

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Continuing operations cash flow activity:
Net cash provided by operating activities	$44,240	$9,601
Net cash used in investing activities	(19,950)	(10,455)
Net cash used in financing activities	(6,243)	(324,928)
Discontinued operations cash flow activity	—	(800)
Effect of foreign exchange rate changes on cash	8	(89)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,055	(326,671)
Cash, cash equivalents and restricted cash at the beginning of period	146,268	435,870
Cash, cash equivalents and restricted cash at the end of period	$164,323	$109,199
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$164,323	$109,199
Less: current restricted cash	0	25
Less: non-current restricted cash	330	—
Cash and cash equivalents at the end of the period	$163,993	$109,174

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

As detailed in Note 8, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements, on April 30, 2021, GIH entered into the 2021 Credit Agreement with Gogo, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for the Term Loan Facility in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and the Revolving Facility, which includes a letter of credit sub-facility. The Term Loan Facility amortizes in nominal quarterly installments equal to 1% of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity on April 30, 2028. There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on April 30, 2026.

The Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.75%) plus an applicable margin of 3.75% or (ii) an alternate base rate plus an applicable margin of 2.75%. Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. For the six-month period ended June 30, 2022, the fee for unused commitments under the Revolving Facility was 0.25%.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay the other fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of June 30, 2022 and December 31, 2021.

In May 2022, the remaining $102.8 million aggregate principal amount of the 2022 Convertible Notes was converted by holders into 17,131,332 shares of common stock.

For additional information on the 2021 Credit Agreement and 2022 Convertibles Notes, see Note 8, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements.

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

For additional information on the interest rate caps, see Note 9, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Net income (loss)	$44,213	$(72,278)
Non-cash charges and credits	21,861	99,408
Changes in operating assets and liabilities	(21,834)	(17,529)
Net cash provided by operating activities	$44,240	$9,601

For the six-month period ended June 30, 2022, net cash provided by operating activities was $44.2 million as compared with net cash provided by operating activities of $9.6 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $38.9 million improvement in net income (loss) and non-cash charges and credits, as noted above under “—Results of Operations.”
•
A $4.3 million decrease in cash flows related to operating assets and liabilities resulting from:
o
A decrease in cash flows due to the following:
▪
Changes in accounts receivable due to higher revenue;
▪
Changes in inventories due to additional purchases to meet increased demand and manage supply chain disruptions; and
▪
Changes in accounts payable primarily due to the timing of payments.
o
Partially offset by an increase due to the following:
▪
Changes in accrued interest primarily due to the timing of interest payments as compared with the prior-year and lower interest expense resulting from the Refinancing; and
▪
Changes in accrued liabilities and prepaid expenses and other current assets primarily due to the timing of payments.

For the six-month period ended June 30, 2022, our Free Cash Flow improved to $24.3 million as compared with negative $0.9 million for the prior-year period.

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

Cash flows used in Financing Activities:

Cash used in financing activities for the six-month period ended June 30, 2022 was $6.2 million primarily due to principal payments on the Term Loan Facility.

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

Capital expenditures for the six-month periods ended June 30, 2022 and 2021 were $20.0 million and $1.8 million, respectively. The increase in capital expenditures was primarily due to the build out of Gogo 5G.

We expect that our capital expenditures will increase in the near-term as we build out Gogo 5G and further invest in capitalized software but then decrease substantially after the Gogo 5G build out is completed.

Other

Contractual Commitments: In June 2022, we and Hughes entered into a supply and product support agreement (the “SPSA”), providing for our purchase from Hughes of airborne antennas for use on a LEO satellite network, and the performance by Hughes of services related thereto. Under the SPSA, we commit to purchase, over a seven-year period that will begin on completion of a project milestone currently expected to occur at the end of 2024, antennas with an estimated aggregate purchase price of approximately $170 million. During that seven-year period, Hughes may not sell substantially similar equipment to other purchasers in our primary target market.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both June 30, 2022 and December 31, 2021 included amounts in bank deposit accounts and money market funds, and we did not have any short-term investments as of either such date. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of June 30, 2022, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. We receive payments in the amounts calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of June 30, 2022 was $650.0 million. Based on our June 30, 2022 outstanding variable rate debt balance, a hypothetical one percentage point change in the three-month LIBOR interest rate would impact our annual interest expense by approximately $0.7 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 0.75%. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the three-month LIBOR interest rate would impact our annual interest expense by approximately $7.2 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. Our cash and cash equivalents as of both June 30, 2022 and December 31, 2021 included amounts in bank deposit accounts and money market funds. We believe we have minimal interest rate risk related to our cash and cash equivalents, as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three- and six-month periods ended June 30, 2022 and 2021 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

(b)
Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to a number of lawsuits arising out of the conduct of our business. See Note 12, “Commitments and Contingencies,” to our Unaudited Condensed Consolidated Financial Statements for a discussion of litigation matters.

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

“Item 1A. Risk Factors” of our 2021 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2021 10-K. Except as set forth below and in Item 1A of the 2022 Q1 10-Q, there have been no material changes to the risk factors previously disclosed in our 2021 10-K.

Competition could result in price reduction, reduced revenue and loss of market position and could harm our results of operations.

Our equipment and services are sold in competitive markets. Some of our current or potential future competitors are or could potentially be, larger, more diversified corporations and have greater financial, marketing, production and research and development resources. As a result, they may be better able to withstand pricing pressures and the effects of periodic economic downturns. Some of our current or future competitors may offer a broader product line or broader geographic coverage to customers. Our business and results of operations may be materially adversely affected if our competitors:

•
develop equipment or services that are superior to our equipment and services;
•
develop equipment or services that are priced more competitively than our equipment and services;
•
develop methods of more efficiently and effectively providing equipment and services; or
•
adapt more quickly than we do to new technologies or evolving customer requirements.

We believe that the principal points of competition in our business are technological capabilities, geographic coverage, price, customer service, product development, conformity to customer specifications, compliance with regulatory certification requirements, quality of support after the sale and timeliness of delivery and installation. Maintaining and improving our competitive position will require continued investment in technology, manufacturing, engineering, quality standards, marketing and customer service and support. If we do not maintain sufficient resources to make these investments or are not successful in maintaining our competitive position, our operations and financial performance will suffer. In addition, competition may subject us to downward pricing pressures. Pricing at too high a level could adversely affect our ability to gain new customers and retain current customers, while increased competition could force us to lower our prices or lose market position, which could adversely affect growth prospects and profitability. We may not have the financial resources, technical expertise or support capabilities to continue to compete successfully. A competitor recently announced that its ATG network in the continental United States, originally targeted for launch in 2016, is now “live nationwide.” This is the first time that we have faced competition from a nationwide ATG network, and should such competitor be successful in entering our market, other competitors could be prompted to enter this business using the same or other ATG spectrum. Another in-flight connectivity provider has launched service on commercial aircraft in Europe using a hybrid ATG/satellite network.

While we have recently announced our plans to launch the first Global Broadband service in business aviation, we do not currently offer satellite-based broadband service, and could face competition from owners of LEO and other new non-geosynchronous satellite constellations should they decide to enter our market. Starlink, a division of Space Exploration Technologies Corp., has recently been awarded an ESIM (Earth Stations in Motion) license by the Federal Communications Commission that would cover aircraft and other moving vehicles. Starlink recently announced that it has signed contracts to provide in-flight connectivity services on transpacific jets operated by a commercial airline and a semi-private regional jet operator’s fleet. We believe that Starlink intends to enter the business aviation market but cannot predict the timing of such entry. A failure to successfully anticipate and respond to Starlink and other established and new competitors may have a material adverse impact on our business and results of operations.

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

In addition, COVID-19 has had, and may in the future continue to have, an adverse effect on our supply chain. See “—Global supply chain challenges and logistics issues as well as increasing inflation have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.”

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

Global supply chain challenges and logistics issues as well as increasing inflation have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

In early 2020, many manufacturers of electronic components reduced their capacity in response to the reduced demand that accompanied the COVID-19 pandemic. While manufacturers have begun to increase manufacturing capacity as demand recovers from the impact of COVID-19, demand has exceeded supply in certain areas, and global shortages of electronic components have occurred. In particular, inflation, changes in trade policies, the imposition of duties and tariffs, potential retaliatory countermeasures, public health crises (such as the COVID-19 pandemic), Russia's invasion of Ukraine and geopolitical conflicts continue to adversely impact the availability and price of electronic components. We have experienced longer lead times and encountered delays in obtaining electronic components, and we expect longer lead times and delays to continue. While we believe that we have adequate inventory or will be able to acquire sufficient electronic components to meet customer demand as currently forecasted, increases in demand combined with a continued shortage of electronic components could cause product delays or shortages. We have prepaid the suppliers of certain components to help ensure adequate supply and expect to continue to do so, and we may face price increases for certain components due to the shortages. In addition, the effects of the pandemic include global logistics issues such as shipping logjams, workforce shortages and carrier capacity constraints, all of which may negatively affect our ability to obtain electronic and other components on a timely basis. We cannot predict how long the component shortages or logistics issues will continue. Furthermore, although inflation in the United States has been relatively low in recent years, the U.S. economy has recently experienced a significant inflationary effect from, among other things, supply chain disruptions and governmental stimulus or fiscal policies adopted in response to the COVID-19 pandemic. While we cannot predict any future trends in the rate of inflation, there is currently significant uncertainty to the near-term economic outlook. A significant increase in inflation would raise our costs for labor, materials and services, which could negatively impact our profitability and cash flows. Additionally, we may be unable to raise our prices for our equipment and services equal to the rate of inflation, and if our constrained supply chain continues, our operating profit and balance sheet may be negatively impacted. All of these factors could have a material adverse effect on our profitability and cash flows, business, financial condition and results of operations.

We may be unsuccessful or delayed in developing and deploying Gogo 5G or other next generation technologies.

We are currently developing a next generation ATG network using 5G technology and unlicensed spectrum. Gogo 5G will be capable of working with different spectrum and supporting different next generation technologies. There can be no assurance that we will launch Gogo 5G or any other next generation technology in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market, due to, among other things, risks associated with: (i) our failure to design and develop a technology that provides the features and performance we require; (ii) integrating the solution with our existing ATG network; (iii) the availability of adequate spectrum; (iv) the failure of spectrum to perform as expected; (v) the failure of equipment and software to perform as expected; (vi) problems arising in the manufacturing process; (vii) our ability to negotiate contracts with suppliers on acceptable commercial and other terms; (viii) our reliance on single-source suppliers for the development and manufacturing of the core elements of the network and on other suppliers to provide certain components and services; and (ix) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. As disclosed in this Item 1A under the caption “Global supply chain challenges and logistics issues as well as increasing inflation have had, and may continue to have, an adverse effect on our business, financial condition and results of operations,” we have experienced longer lead times and encountered delays in obtaining certain electronic components used in our business. For instance, manufacturing issues with respect to a component necessitated process revisions and additional testing, which have repeatedly delayed the delivery date for this component, and the supplier of the component recently informed us of additional manufacturing issues which will further delay delivery. We currently believe that this combination of delays will likely shift the commercial launch of Gogo 5G service from our previously announced target of fourth quarter 2022 into 2023. If Gogo 5G or any other next generation technology fails to perform as expected or its commercial availability is significantly delayed as compared to the timelines we establish, our ability to meet users' expectations regarding our systems' performance and to effectively compete in our market may be impaired and our business, financial condition and results of operations may be materially adversely affected.

We may be unsuccessful or delayed in developing and deploying Global Broadband service.

In May 2022, we announced our plans to launch Global Broadband using an ESA designed with Hughes and utilized on a LEO satellite network operated by OneWeb. There can be no assurance that we will launch Global Broadband in sufficient time to effectively compete in the global business aviation market, if at all, due to, among other things, risks associated with: (i) OneWeb’s failure to launch or delay in launching its LEO network; (ii) the failure of our equipment and software to perform as expected; (iii) the failure of the OneWeb network to perform as expected; (iv) integrating our hardware and software with the OneWeb network; (v) problems arising in the manufacturing process; (vi) our ability to negotiate contracts with suppliers on acceptable commercial and other terms; (vii) our reliance on single-source suppliers for the development and manufacturing of the antenna and access to a LEO network; and (viii) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. As disclosed in this Item 1A under the caption “Global supply chain challenges and logistics issues as well as increasing inflation have had, and may continue to have an adverse effect on our business, financial condition and results of operations,” we have experienced longer lead times and encountered delays in obtaining certain electronic components used in our business, and such issues could affect the development of Global Broadband. If Global Broadband fails to perform as expected or its commercial availability is significantly delayed as compared to the timelines we establish, our ability to meet customers’ or end users’ expectations regarding our systems’ performance and to effectively compete in our market may be impaired and our business, financial condition and results of operations may be materially adversely affected. See “—Competition could result in price reduction, reduced revenue and loss of market position and could harm our results of operations.” Furthermore, under our agreement with Hughes we have committed to purchase, over a seven-year period, antennas with an aggregate purchase price of approximately $170 million, and we may make additional financial commitments in connection with Global Broadband. If we are not successful in launching Global Broadband, we may nonetheless, depending on the circumstances, be required to honor these commitments.

In addition, expanding our business to include international markets involves various risks including without limitation (i) the need to invest significant resources in unfamiliar markets; (ii) legal and regulatory restrictions including different communications, privacy, aerospace and liability standards; (iii) intellectual property laws and enforcement practices; (iv) changes in tariffs; (v) restrictions on the ability of U.S. companies to do business in foreign countries; and (vi) compliance with anti-corruption laws and regulations in the jurisdictions in which we do business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
Sales of Unregistered Securities

None.

b)
Use of Proceeds from Public Offering of Common Stock

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibits

10.1

Master Services Agreement, dated as of May 21, 2022, by and between Gogo Business Aviation LLC and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 26, 2022 (File No. 001-35975))

10.2

Supply and Product Support Agreement, dated as of June 6, 2022, by and between Gogo Business Aviation LLC and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 14, 2022 (File No. 001-35975))

10.4.1#	Second Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 5, 2022
/s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)