Form 10-Q
period 2022-09-30
Gogo Inc.
filed 2022-11-03
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022

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

As of October 28, 2022, 127,270,258 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$152,161	$145,913
Accounts receivable, net of allowances of $1,634 and $894, respectively	49,234	37,730
Inventories	46,598	33,976
Prepaid expenses and other current assets	42,415	32,295
Total current assets	290,408	249,914
Non-current assets:
Property and equipment, net	98,688	63,672
Intangible assets, net	50,220	49,554
Operating lease right-of-use assets	75,694	70,989
Other non-current assets, net of allowances of $526 and $455, respectively	49,505	28,425
Deferred income taxes	164,124	185,133
Total non-current assets	438,231	397,773
Total assets	$728,639	$647,687
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$18,413	$17,203
Accrued liabilities	50,677	59,868
Deferred revenue	1,604	1,825
Current portion of long-term debt	7,250	109,620
Total current liabilities	77,944	188,516
Non-current liabilities:
Long-term debt	691,337	694,760
Non-current operating lease liabilities	80,123	77,329
Other non-current liabilities	7,523	7,236
Total non-current liabilities	778,983	779,325
Total liabilities	856,927	967,841
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2022 and December 31, 2021; 135,960,807 and 117,407,468 shares issued at September 30, 2022 and December 31, 2021, respectively; and 127,270,193 and 110,791,954 shares outstanding at September 30, 2022 and December 31, 2021, respectively	13	11
Additional paid-in capital	1,383,858	1,258,477
Accumulated other comprehensive income	33,455	1,789
Treasury stock, at cost	(158,375)	(128,803)
Accumulated deficit	(1,387,239)	(1,451,628)
Total stockholders’ deficit	(128,288)	(320,154)
Total liabilities and stockholders’ deficit	$728,639	$647,687

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$75,252	$66,204	$218,983	$190,326
Equipment revenue	30,066	20,968	76,921	53,090
Total revenue	105,318	87,172	295,904	243,416
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	17,297	12,985	47,683	42,257
Cost of equipment revenue (exclusive of amounts shown below)	19,261	12,368	50,410	31,582
Engineering, design and development	7,988	5,958	21,346	17,992
Sales and marketing	6,240	5,538	18,539	14,093
General and administrative	15,474	15,250	44,289	37,369
Depreciation and amortization	2,716	4,160	10,006	11,824
Total operating expenses	68,976	56,259	192,273	155,117
Operating income	36,342	30,913	103,631	88,299
Other (income) expense:
Interest income	(690)	(34)	(931)	(145)
Interest expense	8,781	10,943	29,442	56,577
Loss on extinguishment of debt and settlement of convertible notes	—	—	—	83,961
Other expense, net	95	143	112	11
Total other expense	8,186	11,052	28,623	140,404
Income (loss) from continuing operations before income taxes	28,156	19,861	75,008	(52,105)
Income tax provision	7,980	131	10,619	443
Net income (loss) from continuing operations	20,176	19,730	64,389	(52,548)
Net loss from discontinued operations, net of tax	—	(8,771)	—	(13,426)
Net income (loss)	$20,176	$10,959	$64,389	$(65,974)

Net income (loss) attributable to common stock per share - basic:
Continuing operations	$0.16	$0.18	$0.53	$(0.52)
Discontinued operations	—	(0.08)	—	(0.13)
Net income (loss) attributable to common stock per share - basic	$0.16	$0.10	$0.53	$(0.65)

Net income (loss) attributable to common stock per share - diluted:
Continuing operations	$0.15	$0.16	$0.50	$(0.52)
Discontinued operations	—	—	—	(0.13)
Net income (loss) attributable to common stock per share - diluted	$0.15	$0.16	$0.50	$(0.65)

Weighted average number of shares
Basic	129,914	109,345	121,762	101,189
Diluted	134,221	133,160	134,454	101,189

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$20,176	$10,959	$64,389	$(65,974)
Other comprehensive income (loss), net of tax
Currency translation adjustments	$(247)	$(32)	$(256)	$106
Cash flow hedges:
Amount recognized in other comprehensive income (loss)	13,068	(2)	34,227	(432)
Less: income realized and reclassified to earnings	1,786	—	2,305	—
Changes in fair value of cash flow hedges	11,282	(2)	31,922	(432)
Other comprehensive income (loss), net of tax	11,035	(34)	31,666	(326)
Comprehensive income (loss)	$31,211	$10,925	$96,055	$(66,300)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities from continuing operations:
Net income (loss)	$64,389	$(52,548)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	10,006	11,824
Loss on asset disposals, abandonments and write-downs	166	121
Provision for expected credit losses	855	55
Deferred income taxes	10,470	147
Stock-based compensation expense	14,101	10,144
Amortization of deferred financing costs and interest rate caps	2,486	3,718
Accretion of debt discount	345	303
Loss on extinguishment of debt and settlement of convertible notes	—	83,961
Changes in operating assets and liabilities:
Accounts receivable	(12,289)	(520)
Inventories	(12,622)	(1,850)
Prepaid expenses and other current assets	12,862	(26,794)
Contract assets	(2,836)	(4,689)
Accounts payable	1,116	2,474
Accrued liabilities	(16,245)	16,245
Deferred revenue	(222)	(849)
Accrued interest	1,720	(7,034)
Other non-current assets and liabilities	(2,363)	1,647
Net cash provided by operating activities from continuing operations	71,939	36,355
Investing activities from continuing operations:
Proceeds from sale of property and equipment	—	1,000
Purchases of property and equipment	(35,187)	(2,833)
Acquisition of intangible assets—capitalized software	(4,745)	(1,171)
Proceeds from (purchase of) interest rate caps	803	(8,629)
Net cash used in investing activities from continuing operations	(39,129)	(11,633)
Financing activities from continuing operations:
Redemption of senior secured notes	—	(1,023,146)
Proceeds from term loan, net of discount	—	721,375
Payments on term loan	(5,438)	(1,813)
Payment of debt issuance costs	—	(20,251)
Repurchases of common stock	(18,375)	—
Payments on financing leases	(136)	(154)
Stock-based compensation activity	(2,703)	(2,234)
Net cash used in financing activities from continuing operations	(26,652)	(326,223)
Cash flows from discontinued operations:
Cash used in operating activities	—	(809)
Cash used in investing activities	—	—
Cash used in financing activities	—	—
Net cash used in discontinued operations	—	(809)
Effect of exchange rate changes on cash	65	28
Increase (decrease) in cash, cash equivalents and restricted cash	6,223	(302,282)
Cash, cash equivalents and restricted cash at beginning of period	146,268	435,870
Cash, cash equivalents and restricted cash at end of period	$152,491	$133,588
Cash, cash equivalents and restricted cash at end of period	$152,491	$133,588
Less: current restricted cash	—	25
Less: non-current restricted cash	330	330
Cash and cash equivalents at end of period	$152,161	$133,233
Supplemental Cash Flow Information:
Cash paid for interest	$28,841	$59,660
Cash paid for taxes	289	326
Non-cash investing activities:
Purchases of property and equipment in current liabilities	$11,549	$225

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended September 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at June 30, 2022	128,688,372	$13	$1,379,356	$22,420	$(1,407,415)	7,190,549	$(140,000)	$(145,626)
Net income	—	—	—	—	20,176	—	—	20,176
Currency translation adjustments, net of tax	—	—	—	(247)	—	—	—	(247)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	11,282	—	—	—	11,282
Stock-based compensation expense	—	—	4,690	—	—	—	—	4,690
Issuance of common stock upon exercise of stock options	11,258	—	27	—	—	—	—	27
Issuance of common stock upon vesting of restricted stock units	59,655	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(361)	—	—	—	—	(361)
Issuance of common stock in connection with employee stock purchase plan	10,908	—	146	—	—	—	—	146
Repurchase of common stock	(1,500,000)	—	—	—	—	1,500,000	(18,375)	(18,375)
Balance at September 30, 2022	127,270,193	$13	$1,383,858	$33,455	$(1,387,239)	8,690,549	$(158,375)	$(128,288)

	For the Three Months Ended September 30, 2021
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at June 30, 2021	109,695,594	$11	$1,234,111	$(1,305)	$(1,681,296)	6,615,449	$(128,803)	$(577,282)
Net income	—	—	—	—	10,959	—	—	10,959
Currency translation adjustments, net of tax	—	—	—	(32)	—	—	—	(32)
Fair value adjustments of cash flow hedge, net of tax	—	—	—	(2)	—	—	—	(2)
Stock-based compensation expense	—	—	5,601	—	—	—	—	5,601
Issuance of common stock upon exercise of stock options	142,545	—	360	—	—	—	—	360
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	77,568	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	35	—	—	—	—	35
Issuance of common stock in connection with employee stock purchase plan	10,660	—	124	—	—	—	—	124
Balance at September 30, 2021	109,926,367	$11	$1,240,231	$(1,339)	$(1,670,337)	6,615,449	$(128,803)	$(560,237)

	For the Nine Months Ended September 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2022	110,791,954	$11	$1,258,477	$1,789	$(1,451,628)	6,615,449	$(128,803)	$(320,154)
Net income	—	—	—	—	64,389	—	—	64,389
Currency translation adjustments, net of tax	—	—	—	(256)	—	—	—	(256)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	31,922	—	—	—	31,922
Stock-based compensation expense	—	—	14,101	—	—	—	—	14,101
Issuance of common stock upon exercise of stock options	738,681	—	1,971	—	—	—	—	1,971
Issuance of common stock upon vesting of restricted stock units	644,692	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(5,139)	—	—	—	—	(5,139)
Issuance of common stock in connection with employee stock purchase plan	38,634	—	465	—	—	—	—	465
Settlement of convertible notes	17,131,332	2	102,786	—	—	—	—	102,788
Settlement of prepaid forward shares	(575,100)	—	11,197	—	—	575,100	(11,197)	—
Repurchase of common stock	(1,500,000)	—	—	—	—	1,500,000	(18,375)	(18,375)
Balance at September 30, 2022	127,270,193	$13	$1,383,858	$33,455	$(1,387,239)	8,690,549	$(158,375)	$(128,288)

	For the Nine Months Ended September 30,2021
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2021	85,990,499	$9	$1,088,590	$(1,013)	$(1,629,843)	5,077,400	$(98,857)	$(641,114)
Net loss	—	—	—	—	(65,974)	—	—	(65,974)
Currency translation adjustments, net of tax	—	—	—	106	—	—	—	106
Fair value adjustments of cash flow hedge, net of tax	—	—	—	(432)	—	—	—	(432)
Stock-based compensation expense	—	—	16,913	—	—	—	—	16,913
Issuance of common stock upon exercise of stock options	354,942	—	904	—	—	—	—	904
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	731,640	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(3,509)	—	—	—	—	(3,509)
Issuance of common stock in connection with employee stock purchase plan	34,329	—	371	—	—	—	—	371
Settlement of convertible notes	24,353,006	2	154,439	—	—	—	—	154,441
Settlement of prepaid forward shares	(1,538,049)	—	29,946	—	—	1,538,049	(29,946)	—
Impact of the adoption of ASU 2020-06	—	—	(47,423)	—	25,480	—	—	(21,943)
Balance at September 30, 2021	109,926,367	$11	$1,240,231	$(1,339)	$(1,670,337)	6,615,449	$(128,803)	$(560,237)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation

The Business - Gogo Inc. (“Gogo,” the “Company,” “we,” “us,” or “our”) is the world’s largest provider of broadband connectivity services for the business aviation market. Our mission is to provide ground-like connectivity to every passenger on every flight around the globe, enabling superior passenger experiences and efficient flight operations. To accomplish our mission, we design, build and operate dedicated air-to-ground (“ATG”) networks, engineer and maintain in-flight systems of proprietary hardware and software, and deliver customizable connectivity and wireless entertainment services and global support capabilities to our aviation partners. Our services include narrowband satellite-based voice and data services through our strategic alliances with satellite providers. In May 2022, in order to further serve our existing clients and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service designed for business aviation (“Global Broadband”). The service will use an electronically steered antenna, specifically designed to address a broad range of business aviation aircraft, operating on a low earth orbit (“LEO”) satellite network. The antenna will be designed with Hughes Network Systems, LLC (“Hughes”) and utilized on a LEO satellite network operated by OneWeb.

On December 1, 2020, we completed the previously announced sale of our commercial aviation (“CA”) business to a subsidiary of Intelsat Jackson Holdings S.A. (“Intelsat”) for a purchase price of $400.0 million in cash, subject to certain adjustments (the “Transaction”).

At the closing of the Transaction, the parties entered into certain ancillary agreements, including a transition services agreement, an intellectual property license agreement and commercial agreements. The transition services agreement has been terminated. The commercial agreements include an ATG network sharing agreement with a 10-year term, pursuant to which we provide certain in-flight connectivity services on our current ATG network and, when available, our Gogo 5G network, subject to certain revenue sharing obligations. Under the ATG network sharing agreement, Intelsat will have exclusive access to the ATG network for commercial aviation in North America, subject to minimum revenue guarantees.

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

Shareholder Rights Plan - On September 23, 2020, our Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent. The Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the shares of the Company’s common stock then-outstanding. On September 15, 2022, pursuant to the Rights Agreement and following approval by the Board of Directors, the Company requested that BlackRock, Inc. (together with its subsidiaries and funds under management, “BlackRock”), as promptly as practicable, divest sufficient shares of the Company’s common stock to take BlackRock’s beneficial ownership below 4.9% so as to not be deemed an “Acquiring Person” under the Rights Agreement. On September 28, 2022, following confirmation that it had divested sufficient shares of the Company’s common stock so as to not be deemed an “Acquiring Person” under the Rights Agreement, the Board of Directors granted a request by BlackRock that it be deemed an “Exempt Person” under the Rights Agreement, subject to BlackRock satisfying certain ownership conditions, including that neither BlackRock, Inc. nor any subsidiary or individual fund will have an economic interest of 4.9% or more of the Company’s common stock.

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

The results of operations and cash flows for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We had one class of common stock outstanding as of September 30, 2022 and December 31, 2021.

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

3.
Revenue Recognition

Remaining performance obligations

As of September 30, 2022, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations was approximately $68 million. The remaining unsatisfied performance obligations primarily represent connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract. We have excluded from this amount consideration from contracts that have an original duration of one year or less.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Service revenue
Connectivity	$74,017	$65,185	$215,347	$187,641
Entertainment and other	1,235	1,019	3,636	2,685
Total service revenue	$75,252	$66,204	$218,983	$190,326
Equipment revenue
ATG	$26,274	$17,554	$64,916	$42,005
Satellite	1,698	2,249	7,251	8,775
Other	2,094	1,165	4,754	2,310
Total equipment revenue	$30,066	$20,968	$76,921	$53,090
Customer type
Aircraft owner/operator/service provider	$75,252	$66,204	$218,983	$190,326
OEM and aftermarket dealer	30,066	20,968	76,921	53,090
Total revenue	$105,318	$87,172	$295,904	$243,416

Contract balances

Our current and non-current contract asset balances totaled $20.5 million and $17.8 million as of September 30, 2022 and December 31, 2021, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $1.6 million and $1.8 million as of September 30, 2022 and December 31, 2021, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products.

Major Customers

No customer accounted for more than 10% of revenue during the three- and nine-month periods ended September 30, 2022 and 2021 and no customer accounted for more than 10% of accounts receivable as of September 30, 2022 or December 31, 2021.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

4.
Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 8, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings will be allocated between common shares and participating securities on a one-to-one basis. In periods of a net loss, the shares associated with the Forward Transactions did not receive an allocation of losses, as the counterparties to the Forward Transactions were not required to fund losses. The calculation of weighted average shares outstanding as of September 30, 2021 excluded approximately 0.6 million shares associated with the Forward Transactions. As of September 30, 2022, there were no outstanding shares associated with the Forward Transactions. Refer to Note 8, “Long-Term Debt and Other Liabilities,” for further information.

The diluted earnings (loss) per share calculations exclude the effect of stock options, deferred stock units, restricted stock units and convertible notes when the computation is anti-dilutive. For the three- and nine-month periods ended September 30, 2022, the weighted average number of shares excluded from the computation was 0.8 million and 0.4 million, respectively. For the three-month period ended September 30, 2021, the weighted average number of shares excluded from the computation was 0.4 million. As a result of the net loss for the nine-month period ended September 30, 2021, all of the outstanding shares of common stock underlying stock options, deferred stock units, restricted stock units and convertible notes were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

During September 2022, we repurchased 1.5 million shares of common stock in a private transaction for an aggregate purchase price of $18,345,000, or $12.23 per share (the “Repurchase”). The Repurchase decreased the weighted average shares outstanding as of September 30, 2022.

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2022 and 2021; however, for the reasons and periods described above, the shares of common stock associated with the Forward Transactions are excluded from the computation of basic earnings per share (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2022			2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income from continuing operations	$20,176			$19,730
Less: participation rights on Forward Transactions allocated to continuing operations	—			103

Basic earnings per share from continuing operations
Undistributed income from continuing operations	$20,176	129,914	$0.16	$19,627	109,345	$0.18

Effect of dilutive securities from continuing operations
Stock-based compensation	—	4,307		—	6,684
2022 Convertible Notes	—	—		1,809	17,131

Diluted earnings per share from continuing operations
Undistributed income from continuing operations and assumed conversions	$20,176	134,221	$0.15	$21,436	133,160	$0.16

Net loss from discontinued operations	$—			$(8,771)
Less: participation rights on Forward Transactions allocated to discontinued operations	—			(46)

Basic loss per share from discontinued operations
Undistributed loss from discontinued operations	$—	129,914	$—	$(8,725)	109,345	$(0.08)

Effect of dilutive securities from discontinued operations
Stock-based compensation	—	4,307		8,861	6,684
2022 Convertible Notes	—	—		—	17,131

Diluted earnings per share from discontinued operations
Undistributed income from discontinued operations and assumed conversions	$—	134,221	$—	$136	133,160	$—

Earnings per share - basic			$0.16			$0.10
Earnings per share - diluted			$0.15			$0.16

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Nine Months Ended September 30,
	2022			2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income (loss) from continuing operations	$64,389			$(52,548)
Less: participation rights on Forward Transactions allocated to continuing operations	162			—

Basic earnings (loss) per share from continuing operations
Undistributed income (loss) from continuing operations	$64,227	121,762	$0.53	$(52,548)	101,189	$(0.52)

Effect of dilutive securities from continuing operations
Stock-based compensation	—	4,972		—	—
2022 Convertible Notes	2,770	7,720		—	—

Diluted earnings (loss) per share from continuing operations
Undistributed income (loss) from continuing operations and assumed conversions	$66,997	134,454	$0.50	$(52,548)	101,189	$(0.52)

Net loss from discontinued operations	$—			$(13,426)
Less: participation rights on Forward Transactions allocated to discontinued operations	—			—

Basic loss per share from discontinued operations
Undistributed loss from discontinued operations	$—	121,762	$—	$(13,426)	101,189	$(0.13)

Effect of dilutive securities from discontinued operations
Stock-based compensation	—	4,972		—	—
2022 Convertible Notes	—	7,720		—	—

Diluted loss per share from discontinued operations
Undistributed loss from discontinued operations and assumed conversions	$—	134,454	$—	$(13,426)	101,189	$(0.13)

Earnings (loss) per share - basic			$0.53			$(0.65)
Earnings (loss) per share - diluted			$0.50			$(0.65)

5.
Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Work-in-process component parts	$29,872	$21,570
Finished goods	16,726	12,406
Total inventory	$46,598	$33,976

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

6.
Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Contract assets	$6,262	$4,533
Prepaid inventories	3,887	2,525
Insurance receivable (1)	—	17,300
Tenant improvement allowance receivables	—	1,936
Interest rate caps and receivable	25,363	925
Other	6,903	5,076
Total prepaid expenses and other current assets	$42,415	$32,295
(1)
See the Securities Litigation section in Note 12, “Commitments and Contingencies,” for additional information.

Property and equipment as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Office equipment, furniture, fixtures and other	$15,143	$12,759
Leasehold improvements	15,277	13,545
Network equipment	173,753	142,601
	204,173	168,905
Accumulated depreciation	(105,485)	(105,233)
Total property and equipment, net	$98,688	$63,672

Other non-current assets as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Contract assets, net of allowances of $526 and $455, respectively	$14,254	$13,217
Interest rate caps	31,645	11,359
Revolving credit facility deferred financing costs	1,554	1,879
Other	2,052	1,970
Total other non-current assets	$49,505	$28,425

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued liabilities as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Employee compensation and benefits	$12,508	$13,791
Accrued interest	7,951	6,231
Operating leases	8,743	7,444
Network equipment	8,489	3,179
Warranty reserve	2,761	2,450
Taxes	1,937	1,997
Litigation settlement accrual (1)	—	17,300
Other	8,288	7,476
Total accrued liabilities	$50,677	$59,868

(1)
See the Securities Litigation section in Note 12, “Commitments and Contingencies,” for additional information.

Other non-current liabilities as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Asset retirement obligations	$5,895	$4,861
Other	1,628	2,375
Total other non-current liabilities	$7,523	$7,236

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

As of both September 30, 2022 and December 31, 2021, our goodwill balance was $0.6 million.

Our intangible assets, other than goodwill, as of September 30, 2022 and December 31, 2021 were as follows (in thousands, except for weighted average remaining useful life):

		As of September 30, 2022			As of December 31, 2021
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	6.3	$58,669	$(43,351)	$15,318	$54,128	$(39,289)	$14,839
Other intangible assets	8.0	1,999	—	1,999	1,812	—	1,812
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—
Total amortized intangible assets		75,473	(58,156)	17,317	70,745	(54,094)	16,651
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283
Total intangible assets		$107,756	$(58,156)	$49,600	$103,028	$(54,094)	$48,934

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense was $0.7 million and $4.1 million, respectively, for the three- and nine-month periods ended September 30, 2022 and $1.9 million and $5.7 million, respectively, for the prior-year periods.

Amortization expense for the remainder of 2022, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2022 (period from October 1 to December 31)	$598
2023	$2,369
2024	$2,282
2025	$2,105
2026	$2,046
Thereafter	$7,917

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

8.
Long-Term Debt and Other Liabilities

Long-term debt as of September 30, 2022 and December 31, 2021 was as follows (in thousands):

	September 30,	December 31,
	2022	2021
Term Loan Facility	$712,965	$718,057
2022 Convertible Notes	—	102,788
Total debt	712,965	820,845
Less: deferred financing costs	(14,378)	(16,465)
Less: current portion of long-term debt	(7,250)	(109,620)
Total long-term debt	$691,337	$694,760

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes (as defined below) together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (as defined below and, together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, the outstanding principal amount of the Term Loan Facility was $715.9 million and $721.4 million, respectively, the unaccreted debt discount was $2.9 million and $3.3 million, respectively, and the net carrying amount was $713.0 million and $718.1 million, respectively.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the Facilities. Total amortization expense was $0.7 million and $2.0 million, respectively, for the three- and nine-month periods ended September 30, 2022 and $0.7 million and $1.1 million, respectively, for the prior-year periods and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, the balance of unamortized deferred financing costs related to the Facilities was $15.9 million and $17.9 million, respectively.

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

In May 2022, the remaining $102,788,000 aggregate principal amount of 2022 Convertible Notes was converted by holders into 17,131,332 shares of common stock. Thorndale Farm Private Equity Fund 2, LLC, an entity affiliated with our Chairman and Chief Executive Officer, held $8,000,000 aggregate principal amount of 2022 Convertible Notes that was converted into 1,333,333 shares of common stock. As of September 30, 2022, there were no outstanding 2022 Convertible Notes.

We incurred approximately $8.1 million of issuance costs related to the 2022 Convertible Notes that were amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.4 million for the nine-month period ended September 30, 2022 and $0.3 million and $1.1 million, respectively, for the three- and nine-month periods ended September 30, 2021 and is included in Interest expense in the Unaudited Condensed Consolidated Statements of Operations. As of December 31, 2021, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $0.4 million and was included as a reduction to the carrying amount of the debt in our Unaudited Condensed Consolidated Balance Sheets. See Note 10, “Interest Costs,” for additional information.

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

We paid approximately $22.6 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which were accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and were being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $1.4 million for the nine-month period ended September 30, 2021 and is included in Interest expense in the Unaudited Condensed Consolidated Statements of Operations. The remaining unamortized deferred financing fees were written off as of May 1, 2021.

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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three- and nine-month periods ended September 30, 2022 and 2021. We estimate that approximately $0.8 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statement of Cash Flows as investing activities from continuing operations.

For the three-month period ended September 30, 2022, we recorded an unrealized gain on the interest rate caps of $11.2 million, net of tax of $3.7 million, and for the nine-month period ended September 30, 2022, we recorded an unrealized gain on the interest rate caps of $31.8 million, net of tax of $10.5 million. For the three-month period ended September 30, 2021, the unrealized loss on the interest rate caps was not material. For the nine-month period ended September 30, 2021, we recorded an unrealized loss on the interest rate caps of $0.4 million, net of tax of $0.1 million. Unrealized gains and losses on interest rate caps exclude amortization of the interest rate caps premium.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		September 30,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2022	2021
Current portion of interest rate caps	Prepaid expenses and other current assets	$23,025	$925
Non-current portion of interest rate caps	Other non-current assets	$31,645	$11,359

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

The following is a summary of our interest costs for the three- and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest costs charged to expense	$10,553	$9,891	$29,753	$52,556
Amortization of deferred financing costs	663	937	2,412	3,718
Amortization of interest rate caps premium	46	—	74	—
Interest rate cap benefit	(2,595)	—	(3,142)	—
Accretion of debt discount	114	115	345	303
Interest expense	8,781	10,943	29,442	56,577
Interest costs capitalized to property and equipment	350	—	507	—
Interest costs capitalized to software	152	61	360	240
Total interest costs	$9,283	$11,004	$30,309	$56,817

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

11.
Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. For leases subsequent to adoption of ASC 842, lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements primarily related to cell sites and office space. Certain cell site and office space leases have renewal option terms that have been deemed reasonably certain to be exercised. These renewal options extend a lease by up to 15 years. We recognize operating lease expense on a straight-line basis over the lease term. As of September 30, 2022, there were no significant leases which had not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$3,843	$3,520	$11,007	$9,684
Financing lease cost:
Amortization of leased assets	40	3	117	8
Interest on lease liabilities	9	12	33	40
Total lease cost	$3,892	$3,535	$11,157	$9,732

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$11,134	$10,391
Operating cash flows used in financing leases	$33	$40
Financing cash flows used in financing leases	$136	$154
Non-cash items:
Operating leases obtained	$11,525	$43,148
Financing leases obtained	$11	$—
Weighted average remaining lease term
Operating leases	8 years	9 years
Financing leases	1 year	2 years
Weighted average discount rate
Operating leases	6.7%	7.0%
Financing leases	17.2%	16.5%

Annual future minimum lease payments as of September 30, 2022 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2022 (period from October 1 to December 31)	$2,689	$41
2023	15,252	155
2024	14,581	4
2025	13,729	2
2026	13,628	—
Thereafter	55,370	—
Total future minimum lease payments	115,249	202
Less: Amount representing interest	(26,383)	(16)
Present value of net minimum lease payments	$88,866	$186
Reported as of September 30, 2022
Accrued liabilities	$8,743	$165
Non-current operating lease liabilities	80,123	—
Other non-current liabilities	—	21
Total lease liabilities	$88,866	$186

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

12.
Commitments and Contingencies

Contractual Commitments – We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components, or as development services are provided.

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

Indemnifications and Guarantees – In accordance with Delaware law, we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is uncertain and may be unlimited, depending upon circumstances. However, our Directors’ and Officers’ insurance does provide coverage for certain of these losses.

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

Securities Litigation – On June 27, 2018, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division (the “Court”) styled Pierrelouis v. Gogo Inc., naming the Company, its former Chief Executive Officer and Chief Financial Officer, its current Chief Financial Officer and its then-current President, Commercial Aviation, as defendants purportedly on behalf of all purchasers of our securities from February 27, 2017 through May 4, 2018. The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by us purporting to relate to the reliability of and installation and remediation costs associated with CA’s 2Ku antenna. The plaintiffs sought to recover from us and the individual defendants an unspecified amount of damages. In December 2018, the plaintiffs filed an amended complaint and in February 2019, we filed a motion to dismiss such amended complaint. In October 2019, the judge granted the motion to dismiss on two independent grounds, finding that the plaintiffs failed to plausibly allege that the defendants made materially false or misleading statements and that the plaintiffs failed to plead with particularity that the defendants acted with scienter. The amended complaint was dismissed without prejudice, and in December 2019, the defendants filed a second amended complaint. In July 2020, the plaintiffs filed a motion requesting leave to file a proposed third amended complaint, which was granted by the Court. The plaintiffs proceeded to file the third amended complaint in July 2020 and we filed a motion to dismiss in September 2020. In April 2021, the Court denied our motion to dismiss, and the defendants filed their answer and affirmative defenses to the third amended complaint in June 2021.

The parties engaged in mediation and reached a tentative resolution that included a cash payment of $17.3 million (funded by our Directors’ and Officers’ (“D&O”) insurance policy) in exchange for a dismissal with prejudice of the class claims and full releases. As a result of this development, the Company accrued a $17.3 million liability within Accrued liabilities and a corresponding insurance receivable in Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021. On April 12, 2022, the parties entered into a Stipulation and Agreement of Settlement memorializing these terms (the “Class Action Settlement”). On May 3, 2022, the Court signed an order (i) preliminarily approving the Class Action Settlement; (ii) certifying the settlement class; (iii) approving the notice to be sent to members of the settlement class; and (iv) scheduling a final hearing for August 30, 2022, and the insurance carriers subsequently deposited the settlement amount into escrow. On August 31, 2022, the Court issued a final judgment approving the Class Action Settlement and dismissing all claims against the defendants with prejudice. The Company released the $17.3 million liability and corresponding insurance receivable after the Court approved the Class Action Settlement.

Derivative Litigation – On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the Court, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each then-current member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer, its then-current President, Commercial Aviation, and its current Chief Executive Officer and Chief Financial Officer. The complaints assert claims

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to the 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current officers and directors and excessive severance paid to former officers. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. The two lawsuits were consolidated and were stayed pending a final disposition of the motion to dismiss in the class action suit and remain stayed. In addition, a purported stockholder has sent a letter to the Company’s Board of Directors, dated June 21, 2021, demanding based on substantially the same allegations, that the Company sue certain current and former Officers for, inter alia, breach of fiduciary duty. The two derivative lawsuits and the litigation demand letter are collectively referred to herein as the “Derivative Matters" and the plaintiffs in the two derivative lawsuits and the purported stockholder who sent the litigation demand letter are collectively referred to herein as the “Stockholders.”

The defendants and the Stockholders engaged in mediation and have reached a tentative resolution under which the Company, in consideration of the settlement and a release of all claims asserted against the Company and the individual defendants in the Derivative Matters, would implement certain corporate governance initiatives and cause its D&O insurance carrier to pay the plaintiffs’ attorneys’ fees. Under the terms of the tentative resolution, the defendants would not be required to pay any damages. We have accrued a liability for attorneys’ fees within Accrued liabilities and a corresponding receivable in Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets.

While the Company will in good faith negotiate the terms of the definitive settlement agreement, there can be no assurance that these efforts will result in a settlement or, if they do, as to the timing of such settlement. Any settlement will be conditioned on Court approval. We believe that the claims are without merit and will continue to defend them vigorously should the settlement efforts be unsuccessful.

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware alleging that Gogo 5G infringes four patents owned by the plaintiff. The suit seeks an unspecified amount of compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. Also on February 28, 2022, the plaintiff filed a motion (the “PI Motion”) requesting that the Court preliminarily enjoin the Company from making, using, offering to sell or selling the Gogo 5G system. On September 26, 2022, the Court issued an order denying the PI Motion. On October 14, 2022, the plaintiff filed a notice that it is appealing the denial to the U.S. Court of Appeals for the Federal Circuit. We believe that the plaintiff’s claims are without merit and intend to continue to vigorously defend our position in the infringement suit and defend against the appeal. The outcomes of the appeal and the underlying litigation are inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

Long-Term Debt:

As of September 30, 2022 and December 31, 2021, our financial assets and liabilities that are disclosed but not measured at fair value include the Term Loan Facility, and solely as of December 31, 2021, the 2022 Convertible Notes, which are reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Term Loan Facility, and solely as of December 31, 2021, the 2022 Convertible Notes by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our September 30, 2022 Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, are the amount that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility and the 2022 Convertible Notes.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The fair value and carrying value of long-term debt as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022			December 31, 2021
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Term Loan Facility	$697,000	$712,965	(2)	$723,000	$718,057	(2)
2022 Convertible Notes	$—	$—		$230,000	$102,788

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $2.9 million and $3.3 million as of September 30, 2022 and December 31, 2021, respectively. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.

14.
Income Tax

The effective income tax rates for continuing operations for the three- and nine-month periods ended September 30, 2022 were 28.3% and 14.2%, respectively, and 0.7% and (0.9)%, respectively, for the prior-year periods. For the three-month period ended September 30, 2022, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to deferred tax adjustments, state income taxes, and the establishment of a reserve for unrecognized tax benefits, partially offset by a partial release of the valuation allowance on our deferred tax assets. For the nine-month period ended September 30, 2022, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a partial release of the valuation allowance on our deferred income tax assets and tax benefits for stock-based compensation, partially offset by deferred tax adjustments, state income taxes, and the establishment of a reserve for unrecognized tax benefits. For the three- and nine-month periods ended September 30, 2022, our income tax expense was $8.0 million and $10.6 million, respectively. For the three- and nine-month periods ended September 30, 2021, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. The remaining valuation allowance is still required for deferred tax assets related to certain state and foreign net operating losses (“NOLs”), capital losses, and the Section 163(j) interest limitation carryforward as it was more likely than not as of September 30, 2022 that these deferred tax assets will not be realized. If we continue to sustain our current operating performance, additional reversals of our valuation allowance could occur within the next twelve to eighteen months.

We are subject to taxation and file income tax returns in the United States federal jurisdiction and many states and Canada. With few exceptions, as of September 30, 2022 we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2017.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three- and nine-month periods ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, we did not have a liability recorded for interest or potential penalties.

During the quarter ended September 30, 2022, we established an immaterial reserve for unrecognized tax benefits which may increase in the next 12 months depending on positions taken in future filings.

15.
Stock-Based Compensation and 401(k) Plan

Stock-Based Compensation — As of September 30, 2022, we maintained three stock-based incentive compensation plans (“Stock Plans”), as well as an Employee Stock Purchase Plan (“ESPP”). See Note 15, “Stock-Based Compensation and 401(k) Plan,” in our 2021 10-K for further information regarding these plans. The majority of our equity grants are awarded on an annual basis.

For the nine-month period ended September 30, 2022, no options to purchase shares of common stock were granted, options to purchase 738,681 shares of common stock were exercised, no options to purchase shares of common stock were forfeited and 30,900 options to purchase shares of common stock expired.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the nine-month period ended September 30, 2022, 1,349,662 Restricted Stock Units (“RSUs”) were granted, 929,174 RSUs vested and 141,592 RSUs were forfeited. The fair value of the RSUs granted during the nine-month period ended September 30, 2022 was approximately $23.6 million, which will generally be recognized over a period of four years.

For the nine-month period ended September 30, 2022, 90,731 deferred stock units were granted and 156,268 vested. The fair value of the deferred stock units granted during the nine-month period ended September 30, 2022 was approximately $1.4 million, two-thirds of which was recognized immediately and the remainder of which will be recognized over a period of one year.

For the nine-month period ended September 30, 2022, 38,634 shares of common stock were issued under the ESPP.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations, excluding stock-based compensation expense for discontinued operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of service revenue	$288	$145	$752	$300
Cost of equipment revenue	265	141	733	336
Engineering, design and development	655	379	1,800	866
Sales and marketing	670	601	1,892	1,137
General and administrative	2,812	4,137	8,924	7,505
Total stock-based compensation expense	$4,690	$5,403	$14,101	$10,144

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.5 million and $1.4 million, respectively, during the three- and nine-month periods ended September 30, 2022, and $0.4 million and $1.3 million, respectively, for the prior-year periods.

16.
Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $8.0 million and $21.3 million, respectively, during the three- and nine-month periods ended September 30, 2022 and $6.0 million and $18.0 million, respectively, for the prior-year periods. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

17.
Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2022	$(960)	$2,749	$1,789
Other comprehensive income (loss) before reclassifications	(256)	34,227	33,971
Less: income realized and reclassified to earnings	—	2,305	2,305
Net current period comprehensive income (loss)	(256)	31,922	31,666
Balance at September 30, 2022	$(1,216)	$34,671	$33,455

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2021	$(1,013)	$—	$(1,013)
Other comprehensive income (loss) before reclassifications	106	(432)	(326)
Less: income realized and reclassified to earnings	—	—	—
Net current period comprehensive income (loss)	106	(432)	(326)
Balance at September 30, 2021	$(907)	$(432)	$(1,339)

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

The following table summarizes the results of discontinued operations which are presented as Net loss from discontinued operations, net of tax, in our Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$—	$—	$—	$—
Equipment revenue	—	—	—
Total revenue	—	—	—	—

Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	—	—	—	—
Cost of equipment revenue (exclusive of amounts shown below)	—	—	—	—
Engineering, design and development	—	—	—	—
Sales and marketing	—	—	—	—
General and administrative	—	8,871	—	13,426
Depreciation and amortization	—	—	—	—
Total operating expenses	—	8,871	—	13,426
Operating loss	—	(8,871)	—	(13,426)

Total other (income) expense	—	—	—	—

Loss before income taxes	—	(8,871)	—	(13,426)
Income tax provision	—	(100)	—	—
Net loss from discontinued operations, net of tax	$—	$(8,771)	$—	$(13,426)

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

The following is a summary of our stock-based compensation expense contained within the results of discontinued operations by operating expense line (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of service revenue	$—	$—	$—	$—
Engineering, design and development	—	—	—	—
Sales and marketing	—	—	—	—
General and administrative	—	8,862	—	12,717
Total stock-based compensation expense	$—	$8,862	$—	$12,717

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, international expansion, future technologies, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Report.

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
•
global supply chain and logistics issues and the impact of inflation;
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
•
fluctuations in our operating results;
•
our ability to fully utilize portions of our deferred tax assets; and
•
other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2022 (the “2021 10-K”), in Item

1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 5, 2022 (the “2022 Q1 10-Q”), in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 5, 2022 (the “2022 Q2 10-Q”), and in Item 1A of this Report.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated interim financial statements and the related notes contained elsewhere in this Report. Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “Gogo,” and the “Company,” as used in this Report, refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms refer only to Gogo Inc. exclusive of its subsidiaries.

On December 1, 2020, we completed the previously announced sale of our commercial aviation (“CA”) business to a subsidiary of Intelsat Jackson Holdings S.A. (“Intelsat”) for a purchase price of $400.0 million in cash, subject to certain adjustments (the “Transaction”). As a result, all periods presented in our Unaudited Condensed Consolidated Financial Statements and other portions of this Report have been conformed to present the CA business as discontinued operations.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2021 10-K, the 2022 Q1 10-Q, the 2022 Q2 10-Q and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Aircraft online (at period end)
ATG	6,777	6,154	6,777	6,154
Satellite	4,484	4,542	4,484	4,542
Average monthly connectivity service revenue per aircraft online
ATG	$3,376	$3,264	$3,342	$3,216
Satellite	297	257	263	248
Units sold
ATG	388	266	944	583
Satellite	43	22	144	169
Average equipment revenue per unit sold (in thousands)
ATG	$68	$66	$69	$72
Satellite	39	102	50	52

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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Service revenue	$75,252	$66,204	$218,983	$190,326
Equipment revenue	30,066	20,968	76,921	53,090
Total revenue	105,318	87,172	295,904	243,416
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	17,297	12,985	47,683	42,257
Cost of equipment revenue (exclusive of amounts shown below)	19,261	12,368	50,410	31,582
Engineering, design and development	7,988	5,958	21,346	17,992
Sales and marketing	6,240	5,538	18,539	14,093
General and administrative	15,474	15,250	44,289	37,369
Depreciation and amortization	2,716	4,160	10,006	11,824
Total operating expenses	68,976	56,259	192,273	155,117
Operating income	36,342	30,913	103,631	88,299
Other (income) expense:
Interest income	(690)	(34)	(931)	(145)
Interest expense	8,781	10,943	29,442	56,577
Loss on extinguishment of debt and settlement of convertible notes	—	—	—	83,961
Other expense, net	95	143	112	11
Total other expense	8,186	11,052	28,623	140,404
Income (loss) from continuing operations before income taxes	28,156	19,861	75,008	(52,105)
Income tax provision	7,980	131	10,619	443
Net income (loss) from continuing operations	20,176	19,730	64,389	(52,548)
Net loss from discontinued operations, net of tax	—	(8,771)	—	(13,426)
Net income (loss)	$20,176	$10,959	$64,389	$(65,974)

Three and Nine Months Ended September 30, 2022 and 2021

Revenue:

Revenue and percent change for the three- and nine-month periods ended September 30, 2022 and 2021 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Service revenue	$75,252	$66,204	13.7%	$218,983	$190,326	15.1%
Equipment revenue	30,066	20,968	43.4%	76,921	53,090	44.9%
Total revenue	$105,318	$87,172	20.8%	$295,904	$243,416	21.6%
Revenue increased to $105.3 million and $295.9 million, respectively, for the three- and nine-month periods ended September 30, 2022, as compared with $87.2 million and $243.4 million, respectively, for the prior-year periods, due to increases in both service and equipment revenue.

Service revenue increased to $75.3 million and $219.0 million, respectively, for the three- and nine-month periods ended September 30, 2022, as compared with $66.2 million and $190.3 million, respectively, for the prior-year periods, primarily due to increases in ATG aircraft online and average monthly service revenue per aircraft online.

Equipment revenue increased to $30.1 million and $76.9 million, respectively, for the three- and nine-month periods ended September 30, 2022, as compared with $21.0 million and $53.1 million, respectively, for the prior-year periods, primarily due to increases in the number of ATG units sold, with 388 units and 944 units, respectively, sold during the three- and nine-month periods ended September 30, 2022 as compared with 266 units and 583 units, respectively, sold during the prior-year periods.

We expect service revenue to increase in the future as additional ATG aircraft come online and average monthly connectivity service revenue per ATG aircraft online increases, including the impact of the launch of Gogo 5G. We expect equipment revenue to increase in the future as additional ATG units, including Gogo 5G units, are sold. In addition, we expect further revenue growth as we launch Global Broadband.

Cost of Revenue:

Cost of revenue and percent change for the three- and nine-month periods ended September 30, 2022 and 2021 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2022	2021	2022 over 2021	2022	2021	2022 over 2021
Cost of service revenue	$17,297	$12,985	33.2%	$47,683	$42,257	12.8%
Cost of equipment revenue	$19,261	$12,368	55.7%	$50,410	$31,582	59.6%

Cost of service revenue increased to $17.3 million and $47.7 million, respectively, for the three- and nine-month periods ended September 30, 2022, as compared with $13.0 million and $42.3 million, respectively, for the prior-year periods, primarily due to an increase in ATG network costs, a credit for regulatory surcharges included in the prior-year periods, with no corresponding credit in the current-year periods, and increased personnel costs.

We expect cost of service revenue to increase over time, primarily due to service revenue growth and increasing ATG network costs associated with Gogo 5G. In addition, we expect cost of service revenue to increase as we launch Global Broadband.

Cost of equipment revenue increased to $19.3 million and $50.4 million, respectively, for the three- and nine-month periods ended September 30, 2022, as compared with $12.4 million and $31.6 million, respectively, for the prior-year periods, primarily due to an increase in ATG units sold.

We expect that our cost of equipment revenue will increase with growth in ATG units sold, including Gogo 5G units following the launch of that service, and Global Broadband units sold following the launch of that service.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased to $8.0 million and $21.3 million, respectively, for the three- and nine-month periods ended September 30, 2022, as compared with $6.0 million and $18.0 million, respectively, for the prior-year periods, primarily due to the commencement of the Global Broadband development program.

We expect engineering, design and development expenses as a percentage of service revenue to increase in the near term, driven by Global Broadband development costs and Gogo 5G program spend, and decrease over the long term as the level of investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased to $6.2 million and $18.5 million, respectively, for the three- and nine-month periods ended September 30, 2022, as compared with $5.5 million and $14.1 million, respectively, for the prior-year periods, primarily due to increased personnel, travel, promotional and advertising expenses.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively flat in the future.

General and Administrative Expenses:

General and administrative expenses increased to $15.5 million and $44.3 million, respectively, for the three- and nine-month periods ended September 30, 2022, as compared with $15.3 million and $37.4 million, respectively, for the prior-year periods. The increase for the three-month period was primarily due to an increase in legal expenses, partially offset by lower stock-based compensation. The increase for the nine-month period was primarily due to an increase in legal expenses and stock-based compensation.

We expect general and administrative expenses as a percentage of service revenue to decrease over time.

Depreciation and Amortization:

Depreciation and amortization expense decreased to $2.7 million and $10.0 million, respectively, for three- and nine-month periods ended September 30, 2022, as compared with $4.2 million and $11.8 million, respectively, for the prior-year periods, primarily due to decreased amortization expense for capitalized software.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other (Income) Expense:

Other (income) expense and percent change for the three- and nine-month periods ended September 30, 2022 and 2021 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change
	2022	2021	2022 over 2021
Interest income	$(690)	$(34)	1929.4%
Interest expense	8,781	10,943	(19.8)%
Other expense, net	95	143	(33.6)%
Total	$8,186	$11,052	(25.9)%

	For the Nine Months Ended September 30,		% Change
	2022	2021	2022 over 2021
Interest income	$(931)	$(145)	542.1%
Interest expense	29,442	56,577	(48.0)%
Loss on extinguishment of debt and settlement of convertible notes	—	83,961	nm
Other expense, net	112	11	918.2%
Total	$28,623	$140,404	(79.6)%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense decreased to $8.2 million for the three-month period ended September 30, 2022, as compared with $11.1 million for the prior-year period, primarily due to a decrease in interest expense as a result of the 2022 Convertible Notes no longer being outstanding during the current-year period. Total other expense decreased to $28.6 million for the nine-month period ended September 30, 2022, as compared with $140.4 million for the prior-year period, primarily due to the prior-year period including the loss on extinguishment of debt and settlement of convertible notes as well as lower interest expense in the current year as a result of the Refinancing and the 2022 Convertible Notes no longer being outstanding.

We expect our interest expense to fluctuate with changes in the variable rates associated with the Facilities. See Note 8, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes:

The effective income tax rates for the three- and nine-month periods ended September 30, 2022 were 28.3% and 14.2%, respectively, as compared with 0.7% and (0.9)%, respectively, for the prior-year periods. For the three- and nine-month periods ended September 30, 2022, our income tax expense was $8.0 million and $10.6 million, respectively, primarily due to pre-tax income, partially offset by the partial release of the valuation allowance against our deferred income tax assets and the tax benefits for stock-based compensation. For the three- and nine-month periods ended September 30, 2021, our income tax expense was not significant primarily due to the full valuation allowance against our net deferred tax assets. See Note 14, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

We believe it is useful for an understanding of our operating performance to exclude separation costs related to the sale of CA from Adjusted EBITDA for the three- and nine-month periods ended September 30, 2021 because of the non-recurring nature of this activity.

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

To conform to current year presentation, we included the cash paid for our interest rate caps in Free Cash Flow for the nine-month period ended September 30, 2021. We believe it is useful for an understanding of our liquidity to include the cash flows associated with interest rate caps to facilitate a more consistent comparison of net cash paid for interest and the interest rate changes for which we are hedged.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA:
Net income (loss) attributable to common stock (GAAP)	$20,176	$10,959	$64,389	$(65,974)
Interest expense	8,781	10,943	29,442	56,577
Interest income	(690)	(34)	(931)	(145)
Income tax provision	7,980	131	10,619	443
Depreciation and amortization	2,716	4,160	10,006	11,824
EBITDA	38,963	26,159	113,525	2,725
Stock-based compensation expense	4,690	5,403	14,101	10,144
Loss from discontinued operations	—	8,771	—	13,426
Loss on extinguishment of debt and settlement of convertible notes	—	—	—	83,961
Separation costs related to CA sale	—	450	—	1,170
Adjusted EBITDA	$43,653	$40,783	$127,626	$111,426

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$27,699	$26,754	$71,939	$36,355
Consolidated capital expenditures	(19,982)	(2,178)	(39,932)	(4,004)
Proceeds from (purchase of) interest rate caps	803	—	803	(8,629)
Free cash flow	$8,520	$24,576	$32,810	$23,722

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Continuing operations cash flow activity:
Net cash provided by operating activities	$71,939	$36,355
Net cash used in investing activities	(39,129)	(11,633)
Net cash used in financing activities	(26,652)	(326,223)
Discontinued operations cash flow activity	—	(809)
Effect of foreign exchange rate changes on cash	65	28
Net increase (decrease) in cash, cash equivalents and restricted cash	6,223	(302,282)
Cash, cash equivalents and restricted cash at the beginning of period	146,268	435,870
Cash, cash equivalents and restricted cash at the end of period	$152,491	$133,588
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$152,491	$133,588
Less: current restricted cash	—	25
Less: non-current restricted cash	330	330
Cash and cash equivalents at the end of the period	$152,161	$133,233

We have historically financed our growth and cash needs primarily through the issuance of common stock, non-convertible debt, senior convertible preferred stock, convertible debt, credit facilities and cash from operating activities. We continually evaluate our ongoing capital needs in light of increasing demand for our services, capacity requirements, evolving user expectations regarding the in-flight connectivity experience, evolving technologies in our industry and related strategic, operational and technological opportunities. We consider opportunities to raise additional capital in the public and private markets, as needed, utilizing one or more of the types of capital raising transactions through which we have historically financed our growth and cash needs, as well as other means of capital raising not previously used by us.

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

The Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.75%) plus an applicable margin of 3.75% or (ii) an alternate base rate plus an applicable margin of 2.75%. Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted London inter-bank offered rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. For the nine-month period ended September 30, 2022, the fee for unused commitments under the Revolving Facility was 0.25%.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay the other fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of September 30, 2022 and December 31, 2021.

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

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net income (loss)	$64,389	$(52,548)
Non-cash charges and credits	38,429	110,273
Changes in operating assets and liabilities	(30,879)	(21,370)
Net cash provided by operating activities	$71,939	$36,355

For the nine-month period ended September 30, 2022, net cash provided by operating activities was $71.9 million as compared with $36.4 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $45.1 million improvement in net income (loss) and non-cash charges and credits, as noted above under “—Results of Operations.”
•
A $9.5 million decrease in cash flows related to operating assets and liabilities resulting from:
o
A decrease in cash flows due to the following:
▪
Changes in accounts receivable due to higher revenue;
▪
Changes in inventories due to additional purchases to meet increased demand and manage supply chain disruptions; and
▪
Changes in accounts payable primarily due to the timing of payments.
o
Partially offset by an increase due to the following:
▪
Changes in accrued interest primarily due to the timing of interest payments as compared with the prior-year and lower interest expense resulting from the Refinancing; and
▪
Changes in accrued liabilities and prepaid expenses and other current assets primarily due the timing of payments.

For the nine-month period ended September 30, 2022, our Free Cash Flow improved to $32.8 million as compared with $23.7 million for the prior-year period.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to cell site construction, software development, and data center upgrades. See “— Capital Expenditures” below. Cash provided by investing activities for the nine-month period ended September 30, 2022 included $0.8 million of proceeds from interest rate caps, while cash used in investing activities during the prior-year period included $8.6 million for the purchase of the interest rate caps.

Cash flows used in Financing Activities:

Cash used in financing activities for the nine-month period ended September 30, 2022 was $26.7 million primarily due to the repurchase of 1.5 million shares of common stock in a private transaction and principal payments on the Term Loan Facility. See Note 4, “Earnings Per Share,” to our Unaudited Condensed Consolidated Financial Statements for additional information on the repurchase of common stock.

Cash used in financing activities for the nine-month period ended September 30, 2021 was $326.2 million, primarily due to the redemption of all of our outstanding 2024 Senior Secured Notes (including the make-whole premium payable under the indenture governing the 2024 Senior Secured Notes) for a redemption price totaling $1,023.1 million and the payment of $20.3 million of deferred financing fees associated with the issuance of the Facilities, offset in part by $721.4 million of gross proceeds from the Term Loan Facility.

Capital Expenditures

Our operations require capital expenditures associated with our ATG network and data centers. We capitalize software development costs related to network technology solutions. We also capitalize costs related to the build out of our office locations.

Capital expenditures for the nine-month periods ended September 30, 2022 and 2021 were $39.9 million and $4.0 million, respectively. The increase in capital expenditures was primarily due to the build out of Gogo 5G.

We expect that our capital expenditures will decrease over time as we complete the Gogo 5G program.

Other

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

Shareholder Rights Plan: On September 23, 2020, our Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent. The Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the shares of the Company’s common stock then-outstanding. On September 15, 2022, pursuant to the Rights Agreement and following approval by the Board of Directors, the Company requested that BlackRock, Inc. (together with its subsidiaries and funds under management, “BlackRock”), as promptly as practicable, divest sufficient shares of the Company’s common stock to take BlackRock’s beneficial ownership below 4.9% so as to not be deemed an “Acquiring Person” under the Rights Agreement. On September 28, 2022, following confirmation that it had divested sufficient shares of the Company’s common stock so as to not be deemed an “Acquiring Person” under the Rights Agreement, the Board of Directors granted a request by BlackRock that it be deemed an “Exempt Person” under the Rights Agreement, subject to BlackRock satisfying certain ownership conditions, including that neither BlackRock, Inc. nor any subsidiary or individual fund will have an economic interest of 4.9% or more of the Company’s common stock.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both September 30, 2022 and December 31, 2021 included amounts in bank deposit accounts and money market funds, and we did not have any short-term investments as of either such date. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount. However, a change in interest rates could impact our interest income and results of operations to the extent that we invest in a material amount of interest-bearing securities.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of September 30, 2022, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. We receive payments in the amounts calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of September 30, 2022 was $650.0 million. Based on our September 30, 2022 outstanding variable rate debt balance, a hypothetical one percentage point change in the three-month LIBOR interest rate would impact our annual interest expense by approximately $0.8 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 0.75%. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the three-month LIBOR interest rate would impact our annual interest expense by approximately $7.2 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. Our cash and cash equivalents as of both September 30, 2022 and December 31, 2021 included amounts in bank deposit accounts and money market funds. We believe we have minimal interest rate risk related to our cash and cash equivalents, as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three- and nine-month periods ended September 30, 2022 and 2021 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

“Item 1A. Risk Factors” of our 2021 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2021 10-K. Except as set forth below and in Item 1A of the 2022 Q1 10-Q and Item 1A of the 2022 Q2 10-Q, there have been no material changes to the risk factors previously disclosed in our 2021 10-K.

We may be unsuccessful or delayed in developing and deploying Gogo 5G or other next generation technologies.

We are currently developing a next generation ATG network using 5G technology and unlicensed spectrum, which we intend to launch on a commercial, nationwide basis in the fourth quarter of 2023. Gogo 5G will be capable of working with different spectrum and supporting different next generation technologies. There can be no assurance that we will launch Gogo 5G or any other next generation technology in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market, due to, among other things, risks associated with: (i) our failure to design and develop a technology that provides the features and performance we require; (ii) integrating the solution with our existing ATG network; (iii) the availability of adequate spectrum; (iv) the failure of spectrum to perform as expected; (v) the failure of equipment and software to perform as expected; (vi) problems arising in the manufacturing process; (vii) our ability to negotiate contracts with suppliers on acceptable commercial and other terms; (viii) our reliance on single-source suppliers for the development and manufacturing of the core elements of the network and on other suppliers to provide certain components and services; and (ix) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. As disclosed in Item 1A of the 2022 Q2 10-Q under the caption “Global supply chain challenges and logistics issues as well as increasing inflation have had, and may continue to have, an adverse effect on our business, financial condition and results of operations,” we have experienced longer lead times and encountered delays in obtaining certain electronic components used in our business. For instance, manufacturing issues with respect to the 5G chip necessitated process revisions and additional testing, which repeatedly delayed the delivery date for this component, and the supplier of the chip informed us in August of late-stage testing issues which will further delay delivery. We currently believe that this combination of delays will likely shift the launch of Gogo 5G service into the fourth quarter of 2023. If Gogo 5G or any other next generation technology fails to perform as expected or its commercial availability is significantly delayed as compared to the timelines we establish, our ability to meet users' expectations regarding our systems' performance and to effectively compete in our market may be impaired and our business, financial condition and results of operations may be materially adversely affected.

Competition could result in price reduction, reduced revenue and loss of market position and could harm our results of operations.

Our equipment and services are sold in competitive markets. Some of our current or potential future competitors are, or could potentially be, larger, more diversified corporations and have greater financial, marketing, production and research and development resources. As a result, they may be better able to withstand pricing pressures and the effects of periodic economic downturns. Some of our current or future competitors may offer a broader product line or broader geographic coverage to customers. Our business and results of operations may be materially adversely affected if our competitors:

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

While we have recently announced our plans to launch the first Global Broadband service in business aviation, we do not currently offer satellite-based broadband service and could face competition from owners of LEO and other new non-geosynchronous satellite constellations should they decide to enter our market. Starlink, a division of Space Exploration Technologies Corp .that operates a LEO satellite network, has been awarded an ESIM (Earth Stations in Motion) license by the Federal Communications Commission that would cover aircraft and other moving vehicles. In October 2022, Starlink announced that it is taking orders for its planned global in-flight connectivity service, with equipment deliveries expected to begin in 2023. A failure to successfully anticipate and respond to Starlink and other established and new competitors may have a material adverse impact on our business and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
Sales of Unregistered Securities

None.

b)
Use of Proceeds from Public Offering of Common Stock

None.

c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects our monthly purchases of our common stock during the third quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2022	—	—	—	—
August 1-31, 2022	—	—	—	—
September 1-30, 2022 (1)	1,500,000	$12.23	—	—

(1) On September 15, 2022, we repurchased 1.5 million shares of common stock in a private transaction, for an aggregate purchase price of $18,345,000, or $12.23 per share.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibits

10.402#	Form of Restricted Stock Unit Agreement for Second Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: November 3, 2022
/s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer
(Principal Executive Officer)

/s/ Barry Rowan
Barry Rowan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)