Form 10-K
period 2022-12-31
Gogo Inc.
filed 2023-02-28
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $1,054,416,152 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of February 24, 2023, 127,910,134 shares of $0.0001 par value common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 6, 2023 are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

Gogo Inc.

INTRODUCTORY NOTE

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, references to: (i) “we,” “us,” “our,” “Gogo,” or the “Company” refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the term means only Gogo Inc. exclusive of its subsidiaries; and (ii) “fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal year ended December 31. Unless otherwise indicated, information contained in this Annual Report on Form 10-K is as of December 31, 2022. We have made rounding adjustments to reach some of the figures included in this Annual Report on Form 10-K and, unless otherwise indicated, percentages presented in this Annual Report on Form 10-K are approximate.

On December 1, 2020, we completed the previously announced sale of our commercial aviation (“CA”) business to a subsidiary of Intelsat Jackson Holdings S.A. (“Intelsat”) for a purchase price of $400.0 million in cash, subject to certain adjustments (the “Transaction”). As a result, all periods presented in this Annual Report on Form 10-K have been conformed to present the CA business as discontinued operations.

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
•
the impact of competition;
•
our reliance on third parties for equipment components and services;
•
the impact of global supply chain and logistics issues and increasing inflation;
•
our ability to expand our business outside of the United States;
•
our ability to recruit, train and retain highly skilled employees;
•
the impact of pandemics or other outbreaks of contagious diseases, including the COVID-19 pandemic, and the measures implemented to combat them;
•
the impact of adverse economic conditions;
•
our ability to fully utilize portions of our deferred tax assets;
•
the impact of increased attention to climate change, ESG matters and conservation measures; and
•
our ability to evaluate or pursue strategic opportunities.

Risks Related to Our Technology and Intellectual Property

•
our ability to develop and deploy Gogo 5G, Global Broadband or other next generation technologies;
•
our ability to maintain our rights to use our licensed 3Mhz of ATG spectrum in the United States and obtain rights to additional spectrum if needed;
•
the impact of service interruptions or delays, technology failures, equipment damage or system disruptions or failures;
•
the impact of assertions by third parties of infringement, misappropriation or other violations;
•
our ability to innovate and provide products and services;
•
our ability to protect our intellectual property rights;
•
the impact of our use of open-source software; and
•
the impact of equipment failure or material defects or errors in our software.

Risks Related to Litigation and Regulation

•
our ability to comply with applicable foreign ownership limitations;
•
the impact of government regulation of the internet and conflict minerals;
•
our possession and use of personal information;
•
risks associated with participation in the Federal Communications Commission’s (“FCC”) Reimbursement Program, should we decide to participate;
•
our ability to comply with anti-bribery, anti-corruption and anti-money laundering laws;
•
the extent of expenses, liabilities or business disruptions resulting from litigation; and
•
the impact of global climate change and legal, regulatory or market responses to it.

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

Risks Related to Our Common Stock

•
the volatility of our stock price;
•
our ability to fully utilize our tax losses;
•
the dilutive impact of future stock issuances;
•
the impact of our stockholder concentration and of our CEO and Chairman of the Board being a significant stockholder;
•
our ability to fulfill our obligations associated with being a public company; and
•
the impact of anti-takeover provisions, ownership provisions and certain other provisions in our charter, our bylaws, Delaware law, and our existing and any future credit facilities.

Item 1. Business

Company Overview and Strategy

Our Mission and our Industry’s Evolution

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We expect to commercially launch our fourth ATG network – Gogo 5G – in the fourth quarter of 2023. We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. As of December 31, 2022, we had approximately 6,900 ATG business aircraft online of which approximately 3,300 were equipped with our AVANCE platform and approximately 3,600 with Gogo Biz, our legacy ATG broadband system.

The business aviation in-flight connectivity market is evolving again due to advancements in technology and several change catalysts. The most significant advancement in technology driving change in our industry today is the introduction of low earth orbit (“LEO”) satellite technology, which provides, among other things, a global service offering and significantly higher capacity and lower latency than alternatives available today. We believe that demand for in-flight connectivity will continue to increase because of changes in the demographics of our customer base, the proliferation of social applications and lifestyle changes that remain in a post-COVID world such as remote work and use of videoconferencing. Further, 66% of business aircraft in North America were manufactured before IFC was available as a linefit option. We expect approximately 25% of these aircraft will be replaced in the next five to seven years with new aircraft coming pre-installed with in-flight connectivity given customer expectations today.

We view all these significant changes as opportunities to leverage our technological know-how and deep understanding of the business aviation in-flight connectivity market to drive greater penetration of our solutions in our markets over the next five to ten years. As outlined below, we have refined our strategy to capture these opportunities, including an announcement in May 2022 that we are preparing to launch the first global broadband service designed for business aviation (“Global Broadband”). The service will use an electronically steered antenna (“ESA”), specifically designed with Hughes Network Systems, LLC (“Hughes”) to address a broad range of business aviation aircraft, operating on a LEO satellite network operated by Network Access Associates, Ltd. (“OneWeb”). We believe that Global Broadband, in combination with or as an alternative to our ATG systems, will allow us to increase our penetration of the North American heavy jet market and provide an upgrade path for our existing ATG customer base. In addition, Global Broadband will allow us to penetrate the business aviation market outside of North America, where fewer than 6% of business aviation aircraft are installed with in-flight connectivity systems.

Now and Next Strategy

Given the industry evolution described above, we have refined our strategy, ultimately creating what we refer to as the “Now and Next Strategy”. The Now and Next Strategy positions Gogo to penetrate the rest of the world business aviation market while maintaining and strengthening our leadership position in North America. The principal elements of our Now and Next Strategy include the following:

•
Leveraging our deep understanding of the business aviation in-flight connectivity market to accelerate growth by (i) expanding our total addressable market through the broadening of the Gogo product line to meet the needs of every segment of the business aviation market; (ii) extending customer use of our services by driving penetration of our AVANCE platform, enhancing ATG networks, and providing easy upgrade paths to Global Broadband and other new technologies; and (iii) providing equivalent or better service at a lower cost of ownership than competitive products to all segments of the business aviation market;
•
Preserving and expanding our relationships with Original Equipment Manufacturers (“OEMs”), our aftermarket dealers, and fractional jet operators by providing superior customer support, products and services;
•
Maintaining a continuous culture of improvement by, among other things, building knowledge and maintaining flexibility to migrate to new hardware and network technologies as they evolve; and
•
Pursuing a balanced capital allocation strategy focused on maintaining adequate liquidity, investing in strategic initiatives to drive competitive positioning and financial value, maintaining an appropriate level of leverage and enhancing shareholder value.

In executing the Now and Next Strategy, we will continue to adhere to the product development principles that have guided us historically. These include, among other things, (i) maintaining product offerings that fit the distinct needs of each segment of the business aviation market based on geography, mission, size of aircraft, and passenger preferences; (ii) building customer loyalty by providing easy and low-cost upgrade paths for our customers as their demand for capacity grows; and (iii) running all of our offerings on a single software-centric operating system via AVANCE, which allows for easy software upgrades and multiple-network access points to the aircraft allowing for easy upgrades to superior networks as technology evolves.

Competitive Differentiators

We believe Gogo is uniquely positioned to thrive in this dynamic industry environment, due in part to the competitive differentiators described below:

Our Product Platform. Our product platform includes three components – networks, antennas, and airborne equipment and software, each of which is discussed in greater detail below. The comprehensiveness and flexibility in our product platform allows us to align our value proposition with our customers’ priorities and identify solutions based on geography, mission, size of aircraft and passenger preference.

Our Distribution Relationships. We believe that our distribution network is unmatched in our industry. Our distribution partners include every OEM of business aviation aircraft and an aftermarket network of approximately 120 dealers, many of whom we have worked with for decades. We have established trusted relationships with our distribution partners and a proven track record of generating revenues and profits for them, and they have trust and confidence in our ability to continue to do so. This facilitates our sales and our speed to market as our distribution partners are willing to invest in marketing and certification efforts for our equipment.

Our Innovative Culture. We continuously innovate and have a strong track record of innovation in our networks. As of February 24, 2023, we held approximately 457 U.S. and international patents, most of which relate to network technology. We pioneered and have led innovation in our industry for nearly 30 years, as evidenced by the three proprietary ATG network technologies that we have deployed for the business aviation market. We expect to commercially launch our fourth ATG network – Gogo 5G – in the fourth quarter of 2023.

Products, Services, Customers and Customer Support

We focus exclusively on selling in-flight connectivity to the business aviation market and implement our value proposition of offering the best products and services through a comprehensive portfolio consisting of our in-flight systems, in-flight services, aviation partner support, engineering, design and development services and production operations functions.

In-Flight Systems. Our customers have a broad range of equipment choices for their in-flight systems, which allows us to provide a solution based on geography, mission, size of aircraft and passenger preference. Key components of our in-flight systems include:

Antennas. Gogo has developed three families of ATG antennas, all of which act in pairs and are mounted on the belly of the aircraft. Gogo currently deploys omni-directional antennas and dual directional antennas, both of which support customers utilizing our 3G and 4G networks. In connection with the launch of Gogo 5G, Gogo will introduce the MB-13 antenna, which is capable of accessing Gogo’s 4 MHz of licensed spectrum in the 800 MHz band and unlicensed spectrum in the 2.4 GHz band at the same time, enabling greater throughput than our omni-directional and dual directional antennas.

In connection with the launch of Global Broadband, Gogo is working with Hughes to design an ESA that will fit on a very broad range of business aviation aircraft – from light jets and turboprops to large-cabin jets. The ESA is expected to be delivered in the second half of 2024 and will operate on OneWeb’s high speed, low latency LEO satellite network.

Airborne Equipment and Software. Our networks and systems are designed to provide the best in-flight Internet experience and highest network and system availability across the broadest range of aircraft wherever they fly, and a growing number of our installed aircraft are on the AVANCE platform. The AVANCE platform is software-centric and designed to be extensible as it includes hardware built with common components that operate on a single operating system across multiple devices. Approximately 80% of the components included in AVANCE L5™ and AVANCE L3™ (a compact version of AVANCE L5 designed for smaller aircraft) are common across the two systems. Because of this extensibility, we can add new products, features and options; we can increase connectivity speeds by augmenting spectrum; and we can add proprietary or third-party ATG or satellite networks, all with minimal or no hardware or aircraft modifications. For example, existing AVANCE customers who wish to add Global Broadband service will only have to install an ESA on top of their aircraft and run a power cable and ethernet cable to the AVANCE box inside the aircraft. For customers operating AVANCE-equipped aircraft in North America, AVANCE’s unique multi-bearer capability will allow Gogo to combine capacity from its ATG network and the OneWeb LEO satellite network to provide more capacity than stand-alone LEO satellite networks can provide. We expect AVANCE’s common componentry to facilitate standardization of hardware and FAA certifications across multiple products, spectrum frequencies and networks, and we expect that such standardization will in turn increase efficiency and improve quality in functions that include supply chain, production operations and customer support. Of the

AVANCE aircraft online at December 31, 2022, approximately 2,100 were equipped with AVANCE L5 and approximately 1,200 with AVANCE L3.

In-Flight Services (Service Plans). We provide a wide range of in-flight services for passengers, flight and cabin crews and our aviation partners. We offer a variety of connectivity services tailored to our various networks and technologies that are generally priced on a per-aircraft per-month basis. We offer service plans ranging from unlimited data usage to a pay-as-you-go monthly consumption plan and offer alongside these data plans voice rates, inflight entertainment options such as Gogo Vision, and other service features.

Customers and Distribution Partners. We provide in-flight connectivity services to a variety of customers needing connectivity, but our end users are primarily aircraft owners/operators. As of December 31, 2022, our market was comprised of approximately 24,700 business aircraft in North America, of which approximately 30% have broadband connectivity, and approximately 14,400 business aircraft in the rest of the world, of which fewer than 6% have broadband connectivity. As of December 31, 2022, we had approximately 4,200 customers. Out top ten customers accounted for approximately 20% of our 2022 service revenue (excluding Intelsat), and no customer accounted for more than 10% of our revenue in 2022.

We also sell directly to every OEM of business aviation aircraft including Bombardier, Dassault Falcon, Embraer, Gulfstream, Pilatus and Textron Aviation. In the aftermarket, we sell through a global distribution network of approximately 120 independent dealers who are certified by the Federal Aviation Administration (“FAA”) as Maintenance and Repair Organizations. Our independent dealers market, resell and obtain FAA-required supplemental type certificates (“STC”) for our equipment. Our customers also include fractional jet operators such as Flexjet and NetJets, charter operators such as Wheels Up, corporate flight departments and individuals owning aircraft.

Infrastructure. The infrastructure supporting our in-flight connectivity services consists of our networks, towers, and data centers, each of which is described in greater detail below.

Networks and Towers. We have developed, deployed and operated our own networks for more than 25 years, resulting in experience and know-how that we believe is unmatched by any other provider in our industry. We hold the exclusive license to 4MHz of U.S. nationwide spectrum dedicated to ATG use, as well as the exclusive rights to the same spectrum in Canada. We currently operate a terrestrial network using 3 MHz of licensed spectrum in the 800 MHz band and approximately 260 terrestrial cell sites in the lower 48 states and parts of Alaska and Canada. All but one of our cell sites are leased from tower operators. Our terrestrial network targets approximately 24,700 business aircraft based in North America. As of December 31, 2022, this network supported 3.1 Mbps 3G service and 9.8 Mbps 4G service. Our proprietary ATG network provides lower latency and requires less powerful antennas than the networks operated by our geosynchronous (“GEO”) satellite competitors and enables us to avoid the interference issues that can accompany use of shared, unlicensed spectrum. We expect to commercially launch our fourth ATG network – Gogo 5G – in the fourth quarter of 2023. We have announced completion of key Gogo 5G milestones including finishing construction of our initial 150 cell sites that comprise our 5G terrestrial network in the lower 48 states, obtaining a STC and Parts Manufacturing Approval (“PMA”) for the 5G airborne antenna system, qualifying the airborne line replaceable unit (“LRU”) for flight testing and signing an agreement with Jet Edge as our 5G launch partner. Customers who elect to not upgrade to Gogo 5G may continue to use our 3G and 4G service over our ATG networks in North America. The 3G and 4G service will also serve as a redundancy network and performance enhancement mechanism for Gogo 5G.

In addition, in May 2022 we announced that we have partnered with OneWeb to utilize their global LEO satellite network. They plan to complete launch of their network in April of 2023 and be ready to start offering aero service in 2024. In addition to the significant performance enhancements provided by the LEO network, Global Broadband expands our total addressable market by approximately 14,400 aircraft in the rest of the world.

Ground Network and Data Centers. We lease an extensive, predominantly fiber-optic network to connect our approximately 260 cell sites to our two data centers, the Internet and cloud-based services, and our network operations center (“NOC”). Our data centers and cloud-based services provide redundant telecommunications connections to the Internet and contain numerous servers that enable the expansive set of features that we offer. The NOC monitors daily network operations, conducts network diagnostics and coordinates responses to any performance issues. We augment our ability to monitor, maintain and update our in-flight systems while aircraft are on the ground with a terrestrial modem utilizing 3G, 4G and Wi-Fi wireless service.

Support Organizations. We strive to deliver a premium customer experience. We accomplish this through the support of the following functions.

Customer Support. We have created a support and service organization designed to provide operational assistance and comprehensive analytics to our customers. Our customer support organization is grouped into three subfunctions that include account teams, operational support, and comprehensive analytics. These teams assist with, among other things, installations, troubleshooting and system activations, and data analysis to evaluate our system and operational performance. We have specialized support for our OEM distribution partners and dealers who are responsible for obtaining the FAA certifications required for installation of our equipment on aircraft, and we support them in obtaining such certifications and installing the equipment through our aircraft application engineers. We also deploy our field service engineering teams in key locations across the United States and Europe to support our customers’ flight departments following installation of our equipment. Both the dealer network and customer flight departments have access to our technical and logistical support 24 hours a day, seven days a week.

Engineering, Design and Development (“ED&D”). Our large in-house ED&D operation is responsible for translating business requirements into products that comply with rigorous avionics certification requirements. Its capabilities include: (i) a radiofrequency engineering team with expertise in antenna specifications, radio technology, spectrum analysis, network design and regulatory requirements; (ii) an airborne platform development team which manages the design, development and testing of airborne equipment and its integration with ground systems and leads FAA certification efforts; (iii) a systems engineering team that manages all aspects of turning business requirements into technical specifications and is responsible for our program management process; (iv) an application development and business systems organization team that manages development of our internal business systems and the product extensions that sit on the AVANCE platform; and (v) a network engineering team that designs, implements and manages our network and data center infrastructure, security and core network functions.

Production Operations. Our manufacturing objective is to produce superior quality products that conform to avionics specifications while providing the best value to our customers. Given our highly specialized technology and required production levels, we design, assemble and test our airborne LRUs in-house, while relying on third parties to manufacture specific components based on our design specifications to maximize production efficiencies. We retain the intellectual property associated with the airborne LRUs. We also rely on third parties to manufacture our antennas and we generally share antenna design responsibilities and intellectual property with these vendors. Our manufacturing processes include internally designed test fixtures and software that we and our third-party manufacturers employ at all levels of manufacturing. Our manufacturing-related business processes – from sales forecasts to supply chain activities to shipping – are integrated and automated within our enterprise resource planning tools. Our manufacturing and repair facilities are FAA-certified.

Competition

We compete against both equipment-providers and GEO- and LEO- satellite based telecommunications service providers, as well as resellers of the above, to the business aviation market, including Honeywell Aerospace, Collins Aerospace, Satcom Direct, Inmarsat, ViaSat and Starlink. In addition, SmartSky Networks, which in 2014 announced that it planned to launch an ATG network in the continental United States in 2016, announced in late 2022 that the network is “live nationwide.” A number of our competitors are focused on servicing the heavy jet market through GEO satellite services. We may in the future face competition from other operators of LEO or other non-GEO satellite networks. We believe that the principal points of competition in our market are technological capabilities, price, geographic coverage, customer service, product development, conformity to customer specifications, regulatory compliance, quality of support after the sale and timeliness of delivery and installation.

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

After an STC is obtained, a manufacturer desiring to manufacture components to be used in the modification covered by the STC must apply to the FAA for a PMA, which permits the holder to manufacture and sell components manufactured in conformity with the PMA and its approved design and data package. In general, each initial PMA is an approval of a manufacturing or modification facility’s production quality control system. PMA supplements are obtained to authorize the manufacture of a particular part in accordance with the requirements of the pertinent PMA, including its production quality control system. We routinely apply for and receive such PMAs and supplements.

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

Foreign Aviation Regulation

According to the Convention on International Civil Aviation, the airworthiness of U.S.-registered and FAA type-certificated aircraft on which FAA-certified Gogo equipment is installed is recognized by civil aviation authorities (“CAAs”) worldwide that are signatories to that Convention. As a result, Gogo does not expect to require further airworthiness certification formalities in countries outside of the United States for U.S.-registered aircraft that already have an STC issued by the FAA covering Gogo equipment. For aircraft registered with a CAA of a country other than the United States, the installation of Gogo equipment requires airworthiness certification from an airworthiness certification body. Typically, the CAA of the country in which the aircraft is registered is responsible for ensuring the airworthiness of any aircraft modifications under its authority.

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

U.S. Department of Transportation

The U.S. Department of Transportation (“DOT”) established an Advisory Committee on Accessible Air Transportation to negotiate and develop a proposed rule concerning accommodations for passengers with disabilities in three basic areas, including in-flight entertainment (“IFE”) and closed captioning of IFE. The Committee issued a resolution in late 2016 that included its recommendations to the DOT for a rule on IFE. However, since a final rule on IFE has not yet been issued, it is unclear how, if at all, it may impact Gogo. According to the Agency Rule List – Spring 2022 posted by the Office of Information and Regulatory Affairs, Office of Management and Budget, the rulemaking about accessible IFE is a long-term action.

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

Our various services are regulated differently by the FCC. For example, we provide some of our voice and data services (not including Gogo Biz or AVANCE) by reselling the telecommunications services of two satellite operators. Because we provide these services on a common carrier basis, we are subject to the provisions of Title II of the Communications Act, which require, among other things, that the charges and practices of common carriers be just, reasonable and non-discriminatory. In addition, we provide an interconnected voice over Internet protocol (“VoIP”) service. The FCC applies many, but not all, of the same regulatory requirements to interconnected VoIP services as it does to common carrier telecommunications services.

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

The FCC’s current rules classify broadband Internet access service as a lightly regulated, non-common carrier “information service,” and remove virtually all of the previously imposed network neutrality restrictions on blocking access to lawful content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind; or prioritizing the content and services of broadband providers’ affiliates. We remain subject to certain modified transparency obligations that require disclosure of network management practices, performance, and commercial terms. To the extent the FCC further restricts reasonable network management, or to the extent network neutrality proponents prevail on the adoption of further network neutrality restrictions, our business may be affected.

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

Our 1 MHz ATG license obtained in 2013 from LiveTV Airfone, LLC was also originally issued on October 31, 2006, for a renewable 10-year term, although there is no “substantial service” obligation that attaches to this license. Our application to renew our license was subsequently granted for an additional 10-year term. On August 3, 2017, the FCC released an order that, among other things, revised the wireless license renewal rules. As a result of this order, which applies to the industry generally, all licensees will need to make a showing (or certification) at renewal to demonstrate that the licensee provided and continues to provide service to the public. Because the 1 MHz ATG license has no construction or substantial service requirement, it is not currently clear what level and length of service the FCC will find adequate when considering the next renewal of the 1 MHz ATG license in 2026.

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

A bilateral ATG spectrum coordination agreement between the U.S. and Canada has been negotiated and approved and a bilateral agreement between the United States and Mexico is pending. In 2012, Industry Canada issued to our Canadian subsidiary a subordinate license that allows us to use Canadian ATG spectrum of which SkySurf Communications Inc. is the primary licensee, and in 2019 the primary license was renewed for an eight-year term expiring June 29, 2027. In 2012, we entered into a license agreement with SkySurf (the “License Agreement”), which commenced on August 14, 2012 and was recently renewed for a second ten-year term expiring July 24, 2032. Provided that the primary spectrum license agreement issued by Industry Canada (now Innovation, Science and Economic Development Canada or “ISED”) to SkySurf remains in effect on July 24, 2032, the License Agreement is renewable at our option for a further five-year term. The term of the License Agreement, including the second 10-year term and any renewals, is contingent on the effectiveness of the primary spectrum license.

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

Privacy and Data Security-Related Regulations

We collect personal information, such as name, address, e-mail address and credit card information, directly from our users when they register to use our services, along with certain identifiers associated with devices using our services. We also may obtain information about our users from third parties or create records that may be personal information in connection with our services. We use the information that we collect and create to, for example, consummate their purchase transaction, customize and personalize advertising and content for our users and enhance the entertainment options when using our service. Our collection, protection, disclosure and use of such information are required in some circumstances to comply with our privacy policies, applicable law, and our contractual obligations to aviation partners and other third parties, as well as industry standards such as the Payment Card Industry Data Security Standard.

Notwithstanding that broadband Internet access is currently classified as a Title I information service, we must continue to comply with certain Communications Act and FCC privacy and data security rules for our services, including certain provisions applicable to customer proprietary network information (“CPNI”). The FCC is currently considering additional CPNI and cybersecurity requirements, which may subject the Company to additional compliance obligations.

We are also subject to other federal and state consumer privacy and data security requirements. For example, Section 5 of the Federal Trade Commission (“FTC”) Act prohibits “unfair or deceptive acts or practices in or affecting commerce.” Although the FTC’s authority to regulate the non-common carrier services offered by communications common carriers has not been fully delineated, the FTC may have jurisdiction over some or all of our services. The FTC has brought enforcement actions under the FTC Act against companies that among other things: (1) collect, use, share or retain personal information in a way that is inconsistent with the representations, commitments, and promises that they make in their privacy policies and other public statements; (2) have privacy policies that do not adequately inform consumers about the company’s actual practices; and (3) fail to reasonably protect the security, privacy and confidentiality of nonpublic consumer information.

We may also be subject to state laws pertaining to privacy and data security, such as the “mini-FTC Acts,” which prohibit unfair or deceptive acts or practices, along with data security breach notification laws requiring entities holding certain personal data to provide notices in the event of a breach of the security of that data. A few states have also imposed specific data security obligations. These state mini-FTC Acts, data security breach notification laws, and data security obligations may not extend to all of our services and their applicability may be limited by various factors, such as whether an affected party is a resident of a particular state.

Certain states have also enacted specific privacy laws to which we may be subject. For example, the California Consumer Privacy Act (“CCPA”) took effect January 1, 2020 and provides broad new privacy rights for California consumers, including, among others, the right to obtain copies of their personal information collected in the past 12 months, the ability to opt out from the sale of personal information and the right to demand deletion of personal information. The CCPA also imposes compliance requirements on companies that do business in California and collect personal information from consumers, including, among others, notice, consent and service provider requirements. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. The California Office of the Attorney General has published final regulations to implement portions of the CCPA. In addition, in November 2020 California voters passed the California Privacy Rights Act (“CPRA”) ballot initiative, which introduced significant amendments to the CCPA. The CPRA went into effect on January 1, 2023, and new regulations are expected to take effect in 2023.

Other states have enacted privacy laws: the Virginia Consumer Data Protection Act (“VCDPA”) went into effect on January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act will take effect on July 1, 2023 and the Utah Consumer Privacy Act will take effect on December 31, 2023. These laws provide broad new privacy rights for consumers in these states, including the right to opt out of targeted advertising and certain profiling activities. Regulations relating to the Colorado Privacy Act are expected to be finalized in the course of 2023. Depending on these developments, the measures we are required to take to comply with these laws may be significant.

Congress and other state legislatures have also been considering additional legislation relating to privacy and data breaches. Should any additional laws be enacted, they could affect our business.

To the extent we collect personal information of residents of other countries, we may be subject to the data protection regulations of the relevant countries. On May 25, 2018, the General Data Protection Regulation (“GDPR”) of the European Union (“EU”) took effect, and it has imposed more restrictive privacy-related requirements for entities outside the EU that process personal information about European data subjects. EU member states also have some flexibility to supplement the GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities. Additionally, in Canada, the Personal Information Protection and Electronic Documents Act of 2000 (“PIPEDA”) and substantially similar provincial laws may impose data privacy and security obligations on the processing of personal data. The regulation of data privacy and security in other jurisdictions continues to evolve.

In addition, certain countries have laws that restrict the transfer of personal information outside of such countries. For example, Switzerland, the United Kingdom and the member states of the EU impose restrictions on transferring such data to countries, including the U.S., that they do not deem to offer a similar standard of protection as they require. Certain mechanisms apply under Swiss, United Kingdom and EU member state laws that permit the cross-border transfer of personal information to countries that are not deemed adequate, such as the United States. Additionally, on July 16, 2020, the European Court of Justice (the highest EU court) ruled the EU-US privacy shield to be an invalid data transfer mechanism, confirmed that the Model Standard Contractual Clauses (“SCCs”) remain valid, and left unaddressed some issues regarding supplementary measures that may need to be taken to support transfers. On September 27, 2021, new versions of the SCC went into effect. Depending on the supplementary measures that may need to be taken to support transfers and implement the SCC, our ability to lawfully transfer personally identifiable information out of relevant jurisdictions to the United States or other jurisdictions may be impacted.

Other countries, such as Australia, Brazil, China, India and Russia have also implemented, amended or been considering legislation regarding data protection, data security, breach notification and data transfers/localization. Such laws may affect our business and, should any additional laws be enacted in countries in which we do business, those laws may also affect our business.

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

FCC Secure and Trusted Communications Networks Reimbursement Program (the “FCC Reimbursement Program”)

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $333 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to a shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $131 million of the approved amount is currently allocated to the Company under the program. If Congress appropriates additional funds for this purpose, the allocations of the Company and other approved applicants will be increased pro rata. Program participants are subject to a number of conditions and requirements under the FCC’s rules including a requirement that they submit their first reimbursement request by July 14, 2023 and certify that they have developed a plan to permanently remove, replace and dispose of covered equipment or services within one year following the first reimbursement request. The rules permit participants to petition the FCC for one or more six-month extensions of the completion deadline. The Company has not yet determined whether it will participate in the FCC Reimbursement Program.

Intellectual Property

We rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual restrictions to protect intellectual property and proprietary technology owned or used by us.

We have patented certain of our technologies in the United States and certain countries outside of the United States. As of February 24, 2023, we held U.S. patents expiring on dates ranging from June 2023 to January 2041 and foreign patents expiring on dates ranging from November 2024 to August 2039. We do not believe that our business is dependent to any material extent on any single patent or group of patents that we own. We also have a number of patent applications pending both in and outside of the United States and we will continue to seek patent protection in the United States and certain other countries to the extent we believe such protection is appropriate and cost-effective.

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

Human Capital

We believe that our success is the product of an integrated approach to talent management that touches every part of our business. Rather than focusing on individual processes, we manage our employee ecosystem holistically by encouraging behaviors, conversations, relationships and activities that represent best practices for a high performing culture. We are committed to fostering a highly engaged workforce and in turn driving satisfaction among partners and customers through initiatives that include the following:

•
Compensation: Our compensation program is designed to attract, retain and reward the best performers. In addition to carefully calibrated salaries and bonuses, which are reviewed annually, our employees benefit from a generous benefit package, including employee stock purchase and 401(k) programs. Additionally, in 2022 and 2021 all of our employees were eligible for equity awards through our annual equity program as a part of their compensation. We also grant additional equity awards on an annual basis to employees identified as high performers.
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
•
Culture and Engagement: We conduct annual employee engagement surveys to solicit feedback and help guide planning on all people-related efforts and initiatives that not only support our team members but propel our business forward. We have had strong participation in our engagement surveys and are proud that our results benchmark us as a high performing company. Our employees have the opportunity to learn more about our business strategy and ask questions of our leadership team during Town Hall meetings we host quarterly.
•
Diversity, Equity & Inclusion (DEI): Gogo seeks to create an environment where each individual’s uniqueness is respected and which allows for a sense of inclusion and belonging. We have formed a Diversity Council consisting of a diverse, cross-functional group of employees who provide input to our DEI initiatives. Most recently, Gogo named an individual as Vice President, Diversity, Equity and Inclusion who dedicates time and effort toward evolving and driving our DEI strategy and associated initiatives. We have established employee resource groups led by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development and improving corporate culture. Other key initiatives include building awareness of unconscious bias and investing in and seeking to expand our engagement with diverse students at targeted colleges and universities. We also publish an annual Diversity and Inclusion report that includes a summary of our various DEI initiatives, together with data highlighting certain DEI metrics relative to our employee population. A copy of the annual Diversity and Inclusion Report can be found on our website under the heading “Diversity”.

As of December 31, 2022, women and employees identifying with minority races comprised approximately 28.2% and 30.8%, respectively, of our workforce. We have nine members on our Board of Directors of which one is Black and a woman. Of the five members on our Executive Leadership Team, two are women and another is Hispanic/Latinx. While Gogo promotes inclusiveness for all, we are focusing our recruiting efforts on expanding the diversity in our candidate pipeline overall, specifically including a greater focus on hiring more women and individuals who are Black.

The efforts outlined above are supported by our dedicated human resources team and led by our Executive Vice President, Chief People Experience Officer, who is responsible for developing and executing our human capital strategy and regularly updates our Board of Directors and senior management on the operation and status of our human capital activities.

As of December 31, 2022, we had 422 employees. No employee is a member of a labor union.

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

Item 1A. Risk Factors

You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition and results of operations. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business

We may be unable to continue to generate revenue from the provision of our connectivity services, which could materially and adversely affect our business and profitability.

Our business is dependent on our ability to continuously attract and retain users of our connectivity and other service offerings, and we cannot be certain that we will be successful in these efforts or that customer retention levels will not materially decline. For the fiscal years ended December 31, 2022, 2021 and 2020, the Gogo service we provided on business aircraft (which excludes service provided on commercial aircraft under the ATG Network Sharing Agreement) generated approximately 71%, 75% and 78% of our revenue from continuing operations, respectively. A significant portion of such service revenue is generated through individual subscription agreements with our customers that cover a single or small number of aircraft, with the remainder generated through subscription agreements with certain fractional or charter operators covering larger fleets of aircraft. These agreements are generally no more than one-year in duration. As such, we have no assurance that any of such customers will renew their existing agreements with us upon expiration on comparable terms or at all, including as a result of a lack of demand or dissatisfaction with our services or the availability of superior or less expensive alternatives in the market. In addition, our subscription agreements are generally terminable at will by our customers and, if terminated, we may not be able to collect amounts we would have otherwise expected to receive during the full term of the agreement. To the extent that our subscribers terminate or fail to renew their contracts with us for any reason, our business prospects, financial condition and results of operations may be materially adversely affected.

Our subscription agreements do not generally contain minimum commitments for the usage of our connectivity and other services. We have in the past, and may in the future, experience periods of reduced usage of our services by our customers or allow customers to suspend their accounts, which could adversely impact our results of operations and profitability. For example, we experienced a sharp decrease in flight activity, an increase in account suspensions and a decrease in new plan activities in mid-2020 as a result of reduced travel demand due to the COVID-19 pandemic.

We are reliant on our key OEMs and dealers for equipment sales.

Revenue from equipment sales accounted for approximately 27%, 23% and 21% of our revenue from continuing operations for the fiscal years ended December 31, 2022, 2021 and 2020, respectively. More than 90% of our equipment revenue in each such fiscal year was generated from contracts with OEMs and after-market dealers. Almost all of our contracts with OEMs and dealers are terminable at will by either party on short notice. If one or more key OEMs or dealers terminates its relationship with us for any reason or our contract expires and is not renewed, our business and results of operations may be materially and adversely affected. In addition, pursuant to many of our contracts with our OEM distribution partners, we have agreed to deliver equipment and/or services, including equipment and services not yet in production, for a fixed price and, accordingly, take the risk of any cost overruns or delays in the completion of the design and manufacturing of the product. Certain of our contracts with our OEMs also include provisions that, under specified circumstances, entitle them to the benefit of certain more favorable provisions in other equipment contracts, including with respect to pricing. These provisions, some of which have retroactive effect, may limit the benefits we realize from contracts containing such provisions. Our inability to identify and offer improved terms to a distribution partner or customer in accordance with such a provision could negatively affect our relationship with that distribution partner or customer or give rise to a claim that we are in breach of such contract.

Many of our distribution partners have also not committed to purchase any minimum quantity of our equipment. In certain cases, we must anticipate the future volume of orders based upon non-binding production schedules provided by OEMs, historical purchasing patterns and informal discussions with customers and dealers as to their anticipated future requirements. Cancellations, reductions or delays by OEMs and dealers may have a material adverse effect on our business, financial condition and results of operations.

Some of our dealers are experiencing continuing issues with labor shortages, which has impacted their ability to install our equipment, leading to a longer period of time between shipment and activation of our equipment. If our dealers are unable to eliminate or mitigate these labor shortages, our business, financial condition and results of operations may be materially adversely affected.

Our distribution partners may be materially adversely impacted by economic downturns and market disruptions. See “—Adverse economic conditions, including economic slowdowns, may have a material adverse effect on our business.” In anticipation of changing economic conditions, OEMs in particular may be more conservative in their production, which may reduce our market opportunities. Further, unfavorable market conditions could cause one or more of our OEMs or dealers to file for bankruptcy, which may have a material adverse effect on our business, financial condition and results of operations.

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

We believe that the principal points of competition in our business are technological capabilities, geographic coverage, price, customer service, product development, conformity to customer specifications, compliance with regulatory certification requirements, quality of support after the sale and timeliness of delivery and installation. Maintaining and improving our competitive position will require continued investment in technology, manufacturing, engineering, quality standards, marketing and customer service and support. If we do not maintain sufficient resources to make these investments or are not successful in maintaining our competitive position, our operations and financial performance will suffer. We may not have the financial resources, technical expertise or support capabilities to continue to compete successfully. SmartSky recently announced that its ATG network in the continental United States, originally targeted for launch in 2016, is now “live nationwide.” This is the first time that we have faced competition from a nationwide ATG network, and should such competitor be successful in entering our market, other competitors could be prompted to enter this business using the same or other ATG spectrum. Another in-flight connectivity provider has launched service on commercial aircraft in Europe using a hybrid ATG/satellite network.

While we have recently announced our plans to launch our LEO-satellite based Global Broadband service, we do not currently offer satellite-based broadband service and could face competition from owners of LEO and other new non-GEO satellite constellations should they decide to enter our market. Starlink, a division of Space Exploration Technologies Corp. that operates a LEO satellite network, has been awarded an ESIM (Earth Stations in Motion) license by the FCC that would cover aircraft and other moving vehicles. In October 2022, Starlink announced that it is taking orders for its planned global in-flight connectivity service, with equipment deliveries expected to begin in 2023. A failure to successfully anticipate and respond to Starlink and other established and new competitors may have a material adverse impact on our business and results of operations.

We depend upon third parties, many of which are single-source providers, to manufacture equipment components, provide services for our network and install and maintain our equipment.

We rely on third-party suppliers for equipment components and services that we use to provide our services. Many suppliers of critical components of our equipment are single-source providers. Components for which we rely on single-source suppliers include, among others, the antennas and modems for all systems, the equipment used at our ATG cell site base stations and the ESA for our Global Broadband network. We plan to launch Global Broadband using OneWeb as our sole LEO satellite network provider. If we are required for any reason (including expiration of the contract, termination by one party for material breach or other termination events) to find one or more alternative suppliers, we estimate that the replacement process could take up to two years depending upon the component or service, and we may not be able to contract with such alternative suppliers on a timely basis, on commercially reasonable terms, or at all. Finding and contracting with suppliers of some components may be delayed or made more difficult by current suppliers’ ownership of key intellectual property that requires alternative suppliers to either obtain rights to such intellectual property or develop new designs that do not infringe on such intellectual property. In addition, many of our components, such as the equipment used in our base stations, are highly integrated with other system components, which may further lengthen the time required for an alternative supplier to deliver a component or service that meets our system requirements. We also rely on third parties to provide the links between our data centers and our ground network. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services in sufficient quantities or on a timely basis consistent with our inventory needs and production schedule, our business, financial condition and results of operations may be materially adversely affected.

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

In early 2020, many manufacturers of electronic components reduced their capacity in response to the reduced demand that accompanied the COVID-19 pandemic. While manufacturers have begun to increase manufacturing capacity as demand recovers from the impact of COVID-19, demand has exceeded supply in certain areas, and global shortages of electronic components have occurred. In addition, inflation, changes in trade policies, the imposition of duties and tariffs, potential retaliatory countermeasures, public health crises (such as the COVID-19 pandemic) and geopolitical conflicts continue to adversely impact the availability and price of electronic components.

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

When we expand our business outside the United States with Global Broadband, we will be exposed to a variety of risks associated with international operations that could adversely affect our business.

Although our operations and business are currently predominately located in the United States, a component of our growth strategy involves the launch and expansion of our Global Broadband operations and customer base internationally. As we expand internationally, we expect that we would be subject to additional risks related to conducting operations outside the United States, including, but not limited to:

•
difficulties in penetrating new markets due to established and entrenched competitors;
•
difficulties in developing products and services that are tailored to the needs of local customers;
•
the need to adapt and localize our products and services for specific countries;
•
lack of local acceptance or knowledge of our products and services;
•
changes in a specific country’s or region’s political or economic conditions;
•
difficulties in obtaining required regulatory or other governmental approvals;
•
greater difficulty in enforcing contracts and managing collections in countries where our recourse may be more limited, as well as longer collection periods;
•
multiple and possibly overlapping tax structures;
•
unexpected changes in laws and regulatory requirements, including with respect to taxes and trade laws;
•
more stringent regulations relating to communications; privacy and data security and the unauthorized use of, or access to, commercial and personal data; and aerospace and liability standards;
•
challenges inherent in efficiently managing employees over large geographic distances, including compliance with differing labor laws and the need to implement appropriate systems, policies and hiring, benefits and compliance programs;
•
difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•
increased costs associated with international operations, including travel, real estate, infrastructure and legal compliance costs;

•
currency exchange rate fluctuations and the resulting effect on our revenue and expenses and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•
the effect of other economic factors, including inflation, pricing and currency devaluation;
•
limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•
laws and business practices favoring local competitors or general preferences for local vendors;
•
operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations, including relating to contract and intellectual property rights;
•
limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;
•
political instability, social unrest, terrorist activities, acts of civil or international hostility, such as the current military conflict and escalating tensions between Russia and Ukraine, natural disasters and regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic;
•
restrictions on the ability of U.S. companies to do business in foreign countries; and
•
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act (the “Bribery Act”) and similar laws and regulations in other jurisdictions.

These and other factors could affect our ability to compete successfully and expand internationally and, consequently, our business, financial condition and results of operations may be materially adversely affected.

We may fail to recruit, train and retain the highly skilled employees that are necessary to remain competitive and execute our growth strategy. The loss of one or more of our key personnel could harm our business.

Competition for key technical personnel in high-technology industries such as ours is intense. We believe that our future success depends in large part on our continued ability to hire, train, retain and leverage the skills of qualified engineers and other highly skilled personnel needed to maintain and grow our ATG networks and related technology and develop and successfully deploy Gogo 5G, Global Broadband and other elements of our technology roadmap and new wireless telecommunications products and technology. We may not be as successful as our competitors at recruiting, training, retaining and utilizing these highly skilled personnel. Any failure to recruit, train and retain highly skilled employees may have a material adverse effect on our business.

We depend on the continued service and performance of our key personnel, including Oakleigh Thorne, our CEO. Such individuals have acquired specialized knowledge and skills with respect to Gogo and its operations. As a result, if any of our key personnel were to leave Gogo, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. We do not maintain key man insurance on any of our officers or key employees. In addition, much of our key technology and systems is custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, could disrupt our operations and may have a material adverse effect on our business.

Pandemics or other outbreaks of contagious diseases, including the COVID-19 pandemic, and the measures implemented to combat them have had, and may continue to have, a material adverse effect on our business.

We face various risks related to public health issues, including epidemics, pandemics and other outbreak of infectious disease. For example, the COVID-19 pandemic caused a significant decline in international and domestic business aviation travel, which materially and adversely affected our business in 2020. Future pandemics and other outbreaks of contagious diseases could result in similar or worse impacts and significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces.

Whether and to what extent future pandemics and other outbreaks of contagious diseases may impact our financial and operational performance will depend on developments that include the duration, spread and severity of the outbreak, the timetable for administering and efficacy of vaccines, the duration and geographic scope of related travel advisories and restrictions and the extent of the impact of the pandemic or outbreak on overall demand for commercial and business aviation travel, and other factors beyond our control, all of which are highly uncertain and cannot be predicted.

In addition to directly impacting demand for air travel, COVID-19 has had, and future pandemics and other outbreaks of contagious diseases and any resultant restrictions may have, a material and adverse impact on other aspects of our business, including:

•
delays and difficulties in completing installations on certain aircraft; and

•
limitations on our ability to market and grow our business and to promote technological innovation.

In addition, pandemics and other outbreaks of contagious diseases may also exacerbate other risks disclosed in this Annual Report on Form 10-K. For example, COVID-19 has had, and future pandemics and other outbreaks of contagious diseases may have, an adverse effect on our supply chain. See “—Global supply chain challenges and logistics issues as well as increasing inflation have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.”

Adverse economic conditions, including economic slowdowns, may have a material adverse effect on our business.

We cannot predict the nature, extent, timing or likelihood of any economic slowdown or the strength or sustainability of any economic recovery, worldwide, in the United States or in the aviation industry. Negative conditions in the general economy both in the United States and globally, including conditions resulting from changes in gross domestic product growth, declines in consumer confidence, labor shortages, inflationary pressures, rising interest rates, and financial and credit market fluctuations could cause a decrease in business investments, including spending on air travel and otherwise, and could materially and adversely affect the growth of our business. In particular, although inflation in the United States has been relatively low in recent years, the U.S. economy has recently experienced a significant inflationary effect from, among other things, supply chain disruptions and governmental stimulus or fiscal policies adopted in response to the COVID-19 pandemic. While we cannot predict any future trends in the rate of inflation, there is currently significant uncertainty in the near-term economic outlook. Continued inflation would further raise our costs for labor, materials and services, which could negatively impact our profitability and cash flows. Additionally, we may be unable to raise our prices for our equipment and services in amounts equal to the rate of inflation, and if our constrained supply chain continues, our operating profit and balance sheet may be negatively impacted.

In addition, geopolitical risks, including those arising from political turmoil, trade tension and/or the imposition of trade tariffs, terrorist activity and acts of civil or international hostility, are increasing. For instance, the ongoing military conflict between Russia and Ukraine has had negative impacts on the global economy, including by contributing to rapidly rising costs of living (driven largely by higher energy prices) in Europe and created uncertainty in the global capital markets and is expected to have further global economic consequences, including disruptions of energy markets. Further, other events outside of our control, including natural disasters, climate change-related events and regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic, may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations. If conditions of the general economy or markets in which we operate worsen from present levels, it could lead to a decrease in air travel, cause owners and operators of business aircraft to cut costs by reducing their purchases or use of private aircraft or their use of in-flight Internet access on such aircraft or reduce the number of airline passengers on commercial aircraft to which we supply ATG network access. Should an economic slowdown occur in the U.S. or globally, our business and results of operations may be materially adversely affected.

We may not be able to fully utilize portions of our deferred tax assets, which would negatively impact our earnings and other comprehensive income.

For the year ended December 31, 2022, our determination that we are more likely than not to realize a portion of our deferred tax assets resulted in a release of approximately $11.4 million of our valuation allowance. As discussed in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Deferred Income Taxes - Valuation Allowance,” our determination that we are more likely than not to realize a portion of our deferred tax assets represents our best estimate and considers both positive and negative factors. We considered positive factors including the sale of our CA business, the reduction in interest expense resulting from the Refinancing and the settlement of the 2022 Convertible Notes, strong demand for our products and services and pre-tax income from continuing operations in 2022 and the third and fourth fiscal quarters of 2021. The negative factors included cumulative pre-tax losses from continuing operations in the three-year period ending with the current quarter and our relatively short history of pre-tax income from continuing operations. It is possible that there will be changes in our business, our performance, our industry or otherwise that cause actual results to differ materially from this estimate. If those changes result in significant and sustained reductions in our pre-tax income or utilization of existing tax carryforwards in future periods, additional valuation allowances may have to be recorded, which could have a material adverse impact on earnings and/or other comprehensive income.

Increased attention to climate change, ESG matters and conservation measures may adversely impact our business.

Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. See “—Risks Related to Litigation and Regulation—We may be affected by global climate change or by legal and regulatory responses to such change.” Increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services. Environmental activists and organizations have recently promoted the idea of “flight shaming,” or advocating that consumers reduce their use of private jets and commercial air travel in favor of more environmentally sustainable modes of transportation such as boats, trains and buses. To the extent that our customers reduce their use of air travel in response to new environmental regulation or changes in public perception about the impact of air travel on climate change, our customers may reduce their usage of our services and, as a result, our business prospects, financial condition and results of operations may be materially adversely affected.

In addition, other stakeholders, including shareholders, customers, employees, regulators and suppliers, have also been focused on ESG matters. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the growing concern regarding ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and other adverse consequences.

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

We are currently developing a next generation ATG network using 5G technology and unlicensed spectrum, which we intend to launch on a commercial, nationwide basis in the fourth quarter of 2023. Gogo 5G will be capable of working with different spectrum and supporting different next generation technologies. There can be no assurance that we will launch Gogo 5G or any other next generation technology in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market, due to, among other things, risks associated with: (i) our failure to design and develop a technology that provides the features and performance we require; (ii) integrating the solution with our existing ATG network; (iii) the availability of adequate spectrum; (iv) the failure of spectrum to perform as expected; (v) the failure of equipment and software to perform as expected; (vi) problems arising in the manufacturing process; (vii) our ability to negotiate contracts with suppliers on acceptable commercial and other terms; (viii) our reliance on single-source suppliers for the development and manufacturing of the core elements of the network and on other suppliers to provide certain components and services; and (ix) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. As disclosed above under the caption “—Risks Related to Our Business—Global supply chain challenges and logistics issues as well as increasing inflation have had, and may continue to have, an adverse effect on our business, financial condition and results of operations,” we have experienced longer lead times and encountered delays in obtaining certain electronic components used in our business. For instance, manufacturing issues with respect to the 5G chip necessitated process revisions and additional testing, which repeatedly delayed the delivery date for this component, and the supplier of the chip informed us in August 2022 of late-stage testing issues which will further delay delivery. We currently believe that this combination of delays will likely shift the launch of Gogo 5G service into the fourth quarter of 2023. If Gogo 5G or any other next generation technology fails to perform as expected or its commercial availability is significantly delayed as compared to the timelines we establish, our ability to meet users' expectations regarding our systems' performance and to effectively compete in our market may be impaired and our business, financial condition and results of operations may be materially adversely affected.

We may be unsuccessful or delayed in developing and deploying our Global Broadband service.

In May 2022, we announced our plans to launch Global Broadband using an ESA designed with Hughes and utilized on a LEO satellite network operated by OneWeb. There can be no assurance that we will launch Global Broadband in sufficient time to effectively compete in the global business aviation market, if at all, due to, among other things, risks associated with: (i) OneWeb’s failure to launch or delay in launching its LEO satellite network; (ii) the failure of our equipment and software to perform as expected; (iii) the failure of the OneWeb network to perform as expected; (iv) integrating our hardware and software with the OneWeb network; (v) problems arising in the manufacturing process; (vi) our ability to negotiate contracts with suppliers on acceptable commercial and other terms; (vii) our reliance on single-source suppliers for the development and manufacturing of the antenna and access to a LEO network; and (viii) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. As disclosed above under the caption “—Risks Related to Our Business—Global supply chain challenges and logistics issues as well as increasing inflation have had, and may continue to have, an adverse effect on our business, financial condition and results of operations,” we have experienced longer lead times and encountered delays in obtaining certain electronic components used in our business, and such issues could affect the development of Global Broadband. If Global Broadband fails to perform as expected or its commercial availability is significantly delayed as compared to the timelines we establish, our ability to meet customers’ or end users’ expectations regarding our systems’ performance and to effectively compete in our market may be impaired and our business, financial condition and results of operations may be materially adversely affected. See “Risks Related to Our Business—Competition could result in price reduction, reduced revenue and loss of market position and could harm our results of operations.” Furthermore, under our agreement with Hughes we have committed to purchase, over a seven-year period, antennas with an aggregate purchase price of approximately $170 million, and we may make additional financial commitments in connection with Global Broadband. If we are not successful in launching Global Broadband, we may nonetheless, depending on the circumstances, be required to honor these commitments.

Our business is dependent on the availability of spectrum.

In June 2006, we purchased at FCC auction an exclusive ten-year, 3 MHz license for ATG spectrum, and in April 2013, as part of our acquisition of LiveTV Airfone, LLC, we acquired an additional 1MHz ATG spectrum license. In 2017, our applications to renew our licenses were granted for additional ten-year terms without further payment. Any breach of the terms of our FCC licenses, FCC waiver conditions or FCC regulations including foreign ownership restrictions, permitted uses of the spectrum and compliance with FAA regulations could result in the revocation, suspension, cancellation or reduction in the term of our licenses or a refusal by the FCC to renew the licenses upon expiration. Further, in connection with an application to renew our licenses upon expiration, a competitor could file a petition opposing such renewal on anti-competitive or other grounds. On August 3, 2017, the FCC released an order that, among other things, revised the wireless license renewal rules. As a result of this order, which applies to the industry generally, all licensees will need to make a showing (or certification) at renewal to demonstrate that the licensee provided and continues to provide service to the public. Because the 1 MHz ATG license has no construction or substantial service requirement, it is currently not clear what level and length of service the FCC will find adequate when considering the next renewal of the 1 MHz ATG license in 2026. While we do not currently use this license, changes in technology may enable its use in our network in the future. An ambiguous renewal requirement could impair our flexibility to use or otherwise realize the value of such spectrum beyond 2026.

Our ability to offer in-flight broadband Internet access through our ATG service currently depends on our ability to maintain rights to use the 3 MHz ATG spectrum in the U.S., and our failure to do so may have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to meet increasing performance demands and expand our service offerings in the United States will depend in part upon our ability to successfully roll-out our plans to employ unlicensed spectrum in the 2.4 GHz band for concurrent use with the licensed 3 MHz spectrum to launch Gogo 5G, and may require that we obtain additional licensed or unlicensed spectrum suitable for our use. Such spectrum may not be available to us on commercially reasonable terms or at all. Our failure to obtain adequate spectrum could have a material adverse effect on our business, financial condition and results of operations.

Additional ATG spectrum, whether licensed or unlicensed, is or may become available in the future.

While we have exclusive rights to the only broadband spectrum licensed by the FCC for ATG use, the FCC may in the future decide to auction additional spectrum for ATG use that is not currently designated for that purpose, or a competitor could develop technology or a business plan that allows it to cost effectively use spectrum not specifically reserved for ATG, but on which ATG use is not prohibited, to provide broadband connectivity.

The availability of additional spectrum in the marketplace that is available for ATG use may increase the possibility that we may face competition from one or more other ATG service providers in the future. For example, a prospective competitor has announced that its ATG network in the continental U.S. is available on a nationwide basis. Such network uses the same unlicensed spectrum that we intend to aggregate with our licensed spectrum for use in our Gogo 5G network.

We could be adversely affected if we or our third party suppliers or service providers suffer service interruptions or delays, technology failures, damage to equipment or system disruptions or failures arising from, among other things, force majeure events, cyber-attacks or other malicious activities.

We rely heavily on communications, information systems (both internal and provided by third parties), and the internet to conduct our business. Our brand, reputation and ability to attract, retain and serve our customers depend upon the reliable performance of our ground network and in-flight systems. We have experienced interruptions in these systems in the past, and we may in the future experience service interruptions, service delays or technology or systems failures, which may be due to factors beyond our control. If we experience frequent system or network failures, our reputation, brand and customer retention could be harmed, and such failures could be material breaches of our customer contracts resulting in termination rights, penalties or claims for damages.

Our operations and services depend upon the extent to which our and our suppliers’ equipment is protected against damage or interruption from fire, floods, earthquakes, tornadoes, power loss, solar flares, telecommunication failures, break-ins, acts of war or terrorism and similar events. We and our vendors, like other commercial entities, have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to our systems and data or disrupting our operations. These include, but are not limited to, cyberattacks, phishing attacks, account takeover attempts, the introduction of computer viruses or malicious code (commonly referred to as “malware”), ransomware or other extortion tactics, denial of service attacks, credential stuffing, and other computer-related penetrations. Hardware, software or applications developed by us or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could compromise information and cybersecurity. The risk of cyberattacks has also increased and will continue to increase in connection with Russia’s invasion of Ukraine. In light of the Ukraine war and other geopolitical events and dynamics, including ongoing tensions with North Korea, Iran and other states, state-sponsored parties or their supporters may launch retaliatory cyberattacks, and may attempt to cause supply chain disruptions, or carry out other geopolitically motivated retaliatory actions that may adversely disrupt or degrade our operations and may result in data compromise. These security attacks can originate from a wide variety of sources/malicious actors, including, but not limited to, persons who constitute an insider threat, who are involved with organized crime, or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients through social engineering, phishing, mobile phone malware, and other methods.

There is no assurance that administrative, physical, and technical controls and other preventive actions taken to reduce the risk of cyberattacks and protect our information technology will prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. If we or our vendors fail to prevent, detect, address and mitigate such incidents, this may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.

A disaster such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, ransomware, computer virus, or other type of malware, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems (and the disaster recovery systems of such vendors’ suppliers, vendors or subcontractors), could cause our computer systems to be inaccessible to our employees, distributors, vendors or customers or destroy valuable data. In addition, in the event that a significant number of our or our vendors’ managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities. In addition, our flexible, hybrid work model, which allows our employees the option to work fully remote, could increase our operational risk, including, but not limited to, cybersecurity risks, and could impair our ability to manage our business. Unanticipated problems with, or failures of, our disaster recovery systems and business continuity plans could have a material impact on our ability to conduct business and on our results of operations and financial condition. The failure of our disaster recovery systems and business continuity plans could adversely impact our profitability and our business.

Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase our compliance costs and operational burdens, especially as regulatory and legislative focus on cybersecurity matters intensifies. Regulators, customers, or others may act against us for any cybersecurity failures. Our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a breach or gap in our security. We may incur higher costs to comply with laws related to, or regulators’ scrutiny of, our use, collection, management, or transfer of data and other privacy practices. There can be no assurance that our continuous evaluation and enhancement of our cybersecurity and information security systems will be effective in preventing or limiting the impact of future cyberattacks.

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

In February 2022, a competitor filed a patent infringement suit against us and also filed a motion for a preliminary injunction, which, if granted, would have prevented us from proceeding with Gogo 5G until the infringement suit is resolved. The court denied the competitor’s motion for preliminary injunction but the competitor is appealing the denial. Adverse results in the appeal, the underlying infringement suit or other infringement suits could require us to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our sales, marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Even if we are successful in defending these claims, such litigation may be time-consuming and costly, divert management resources and could adversely affect our business relating to such disputed technology during its pendency.

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

The market for our services is characterized by evolving technology, changes in customer and passenger needs and performance expectations, and frequent new service and product introductions. Our success will depend, in part, on our and our suppliers’ ability to continue to enhance existing technology and services or develop new technology and services on a timely and cost-effective basis. If we or our suppliers fail to adapt quickly enough to changing technology, customer requirements and/or regulatory requirements, our business and results of operations may be materially adversely affected. We expect to have to invest significant capital to keep pace with innovation and changing technology, and if the amount of such investment exceeds our plans or the amount of investment permitted under the 2021 Credit Agreement (as defined below), it may have a material adverse effect on our results of operations.

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

There can be no assurance that the efforts we have taken to protect our proprietary rights will be effective, that any patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not obtain intellectual property rights to similar or superior technologies, products or services, or that our intellectual property will not be challenged, invalidated, misappropriated or infringed by others. Furthermore, the intellectual property laws and enforcement practices of other countries in which our service is or may in the future be offered may not protect our intellectual property rights to the same extent as the laws of the United States. We may need to expend additional resources to defend our intellectual property in these countries and our inability to do so could impair our business or adversely affect our international expansion. If we are unable to protect our intellectual property from unauthorized use, our ability to exploit our proprietary technology or our brand image may be harmed, which may materially adversely affect our business and results of operations.

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

Under the Communications Act and applicable FCC regulations, we are effectively restricted from having more than 25% of our capital stock owned or voted directly or indirectly by non-U.S. persons, including individuals and entities organized outside the United States or controlled by non-U.S. persons. We have established procedures to ascertain the nature and extent of our foreign ownership, and we believe that the indirect ownership of our equity by foreign persons or entities is below the 25% cap. However, as a publicly traded company we may not be able to determine with certainty the exact amount of our stock that is held by foreign persons or entities at any given time. A failure to comply with applicable restrictions on ownership by non-U.S. persons could result in an order requiring divestiture of the offending ownership interests, fines, denial of license renewal and/or spectrum license revocation proceedings, any of which may have a material adverse effect on our business, financial condition and results of operations.

Regulation by United States and foreign government agencies, including the FCC, which issued our exclusive ATG spectrum license, and the FAA, which regulates the civil aviation manufacturing and repair industries in the United States, may increase our costs of providing service or require us to change our services.

Any breach of the terms of our ATG spectrum licenses, authorizations and waivers obtained by us from time to time, or any violation of the Communications Act or the FCC’s rules, could result in the revocation, suspension, cancellation or reduction in the term of a license or the imposition of fines. From time to time, the FCC may monitor or audit compliance with the Communications Act and the FCC’s rules or with our licenses, including if a third party were to bring a claim of breach or noncompliance. In addition, the Communications Act, from which the FCC obtains its authority, may be amended in the future in a manner that could be adverse to us.

As discussed in more detail in the section entitled “Business—Licenses and Regulation—Federal Aviation Administration,” FAA approvals required to operate our business include STCs and PMAs. While our distribution partners are responsible for obtaining STCs, obtaining PMAs is an expensive and time-consuming process that requires significant focus and resources. Prior to installation of our equipment, any inability to obtain, delay in obtaining (including as a result of a government shutdown or funding shortages), or change in, needed FAA certifications, authorizations, or approvals, could have an adverse effect on our ability to meet our installation commitments, manufacture and sell parts for installation on aircraft, or expand our business. Following installation of our equipment, if we were to discover that our equipment or components of our equipment were not in compliance with specifications on which the STC authorizing installation was based, or if the FAA’s requirements changed, our non-compliance could result in our incurring material costs to inspect and in some circumstances modify or replace such equipment, and could in rare circumstances result in our system being turned off or installed aircraft being grounded. If we fail to comply with the FAA’s many regulations and standards that apply to our activities, we could lose the FAA certifications, authorizations, or other approvals on which our manufacturing, installation, maintenance, preventive maintenance and alteration capabilities are based. In addition, from time to time, the FAA or comparable foreign agencies adopt new regulations or amend existing regulations. The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, our compliance costs would likely increase.

As a broadband Internet provider, we must comply with the CALEA, which requires communications carriers to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. Currently, our CALEA solution is fully deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays in complying or failure to comply with, CALEA or similar obligations. Such enforcement actions could subject us to fines, cease and desist orders or other penalties, all of which may materially adversely affect our business and financial condition. Further, to the extent the FCC adopts additional capability requirements applicable to broadband Internet providers, its decision may increase the costs we incur to comply with such regulations.

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

In the ordinary course of our business, we or our third-party providers collect, process and store sensitive data, including personal information of our employees and customers. The secure processing, maintenance and transmission of this information (and other sensitive data such as our proprietary business information and that of our customers and suppliers) is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or may be compromised due to employee error, malfeasance, hardware or software defects or other disruptions. Further, our in-cabin network operates as an open, unsecured Wi-Fi hotspot, and non-encrypted transmissions users send over this network may be vulnerable to access by other users on the same plane. Unauthorized use of our, or our third-party service providers’, networks, computer systems and services could potentially jeopardize the security of confidential information, including personal information of passengers using our service. Data security threats are constantly evolving and may be difficult to anticipate or to detect for long periods of time, and may include ransomware attacks, network intrusion, data extortion, malware, phishing and other social engineering, business email compromise and insider threats, among others. There can be no assurance that any security measures we, or third parties, take will be effective in preventing these activities, given the constantly changing nature of the threats. Any such security incidents, unauthorized access or disclosure, or other loss of information could result in legal claims or proceedings and liability under our contracts with certain customers, which generally require us to indemnify the customer for passenger and other third-party claims arising from data security breaches. In addition, such incidents may disrupt our operations and the services we provide to customers, result in the loss of value of trade secrets, require expensive efforts to investigate, remediate or resolve, damage our reputation, and cause a loss of confidence in our products and services, all of which may have a material adverse effect on our business prospects, financial condition and results of operations.

A security incident or data breach, a failure to comply with applicable data protection laws, failure to comply with our policies and procedures, or a failure or perceived failure to provide users with adequate notice of our privacy policies or other privacy-related obligations to consumers could also subject us to litigation, investigations and regulatory penalties imposed by United States federal and state regulatory agencies, non-U.S. regulatory agencies or courts, all of which could have a material adverse effect on our business, financial condition and results of operations. As discussed in more detail in the section entitled “Business—Licenses and Regulation—Privacy and Data Security-Related Regulations,” we could also be subject to certain state laws, federal and non-U.S. laws that impose data breach notification requirements, specific data security obligations, or other consumer privacy-related requirements. Our failure to comply with any of these rules or regulations, or an allegation or finding that we failed to comply, may have a material adverse effect on our business, financial condition and results of operations. These legal requirements are complex, varied, rapidly evolving and often subject to interpretation, and there is a risk that, despite our efforts to comply, we may be found to be out of compliance with one or more of these requirements. Fines issued for non-compliance with such requirements may be substantial, including fines issued under the GDPR which can be as high as 4% of global revenue, and an adverse finding by a regulator or court may result in costly and onerous requirements being placed on the Company, a prohibition on engaging in certain aspects of our business or damage to our reputation. Certain data protection laws that apply to the Company establish a private right of action. In addition, non-compliance with certain of these requirements could lead to class action or other litigation based on theories that may include breach of contract or negligence, among others. Such litigation could result in material costs to the Company. We cannot be sure that a regulator would deem our security measures to be appropriate given the lack of prescriptive measures in certain data protection laws. Without more specific guidance, we cannot know whether our chosen security safeguards are adequate according to each applicable data protection law. Even in cases where the applicable requirements are explicit, we cannot be certain that safeguards designed to meet those requirements will be interpreted by a regulator or court as adequate or that those safeguards are operating in accordance with the requirements at all times. Given the evolving nature of security threats and evolving safeguards, we cannot be sure that our chosen security safeguards will protect against security threats to our business, nor can we be certain that we have not already experienced a cybersecurity incident or data breach of which we are unaware. Even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our or our partners’ information technology systems and the data contained in those systems. Moreover, interpretations or changes to new or existing data protection laws may impose on us responsibility for our employees and third parties that assist with aspects of our data processing. As a result, our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing attacks, and we may remain responsible for a successful phishing or other social engineering attack despite the quality and otherwise legal sufficiency of our technical security measures. A cybersecurity incident, data breach or other failure of our security measures may result in litigation, fines, reputational harm, operational disruption, and lost revenue. In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices, including significant technology efforts that require long implementation timelines, increased costs and dedicated resources.

We depend on the security of the network infrastructure and products of our third-party providers of telecommunications, cloud computing, customer support and other vendors. Despite our efforts, those third parties may maintain inadequate safeguards to protect data they maintain for us or services on which we depend, or they may experience a cybersecurity incident or data breach despite safeguards that appear adequate. We also rely on hardware and software developed by third parties. Such hardware and software could contain security vulnerabilities or backdoors introduced by the vendor or an unauthorized third party, which could jeopardize the security of our systems, data and networks. Such incidents or breaches could expose us to regulatory and litigation risk, operational disruption and reputational harm and adversely affect our business.

Should the Company participate in the FCC Reimbursement Program, it could adversely affect our results of operations and financial condition.

As discussed in more detail in the section entitled “Business — Licenses and Regulation — FCC Secure and Trusted Communications Networks Reimbursement Program,” we have been approved for participation in the FCC Reimbursement Program. We are currently evaluating our participation in the FCC Reimbursement Program. Due to a shortfall in the funds appropriated by Congress for the program, the FCC has allocated to the Company approximately only $131 million of the approximately $333 million approved for reimbursement. There can be no assurance that Congress will appropriate any additional funds. If Congress fails to appropriate funds sufficient to fund all of the approved expenditures of the Company and other participants and we nevertheless decide to participate, we will be required to fund the portion of program costs that exceeds the FCC allocation, which currently amounts to approximately $202 million. In order to participate in the program, we must comply with various conditions and requirements established by the FCC, including a requirement that we submit our first reimbursement request by July 15, 2023, and complete the removal, replacement and disposal of applicable equipment within one year following such request. The FCC may grant one or more six-month extensions to a participant where it finds that due to factors beyond its control, the participant cannot complete the project by the deadline. Due to a number of factors including supply chain disruptions, the current insufficiency of FCC funding and the operational and logistical complexity of replacing airborne equipment, we do not believe that we can complete the project by July 2024, and we intend to seek extensions if we decide to participate. If the FCC does not grant the necessary extensions and the project is not completed by the FCC’s deadline, we could face penalties or other sanctions.

In addition, if any of the Company’s customers do not replace their airborne equipment with equipment that is compatible with the replacement terrestrial network equipment prior to the date on which the replacement terrestrial network equipment goes into effect, the Company will be unable to provide service to such customers until the airborne equipment is replaced. Such service disruptions could have a material adverse effect on our results of operations and financial condition.

Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions around the world. The FCPA, the Bribery Act and similar applicable laws generally prohibit companies, their officers, directors, employees and third-party intermediaries, business partners and agents from making improper payments or providing other improper things of value to government officials or other persons. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and other third parties where we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, resellers and agents, even if we do not explicitly authorize such activities. While we have policies and procedures and internal controls to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. To the extent that we learn that any of our employees, third-party intermediaries, agents, or business partners do not adhere to our policies, procedures, or internal controls, we are committed to taking appropriate remedial action. In the event that we believe or have reason to believe that our directors, officers, employees, third-party intermediaries, agents, or business partners have or may have violated such laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. Detecting, investigating and resolving actual or alleged violations can be extensive and require a significant diversion of time, resources and attention from senior management. Any violation of the FCPA, the Bribery Act, or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, fines and penalties, all of which may have a material adverse effect on our business, financial condition and results of operations.

Expenses, liabilities or business disruptions resulting from litigation could adversely affect our results of operations and financial condition.

Our operations are characterized by the use of new technologies and services across multiple jurisdictions that implicate various statutes and a range of rules and regulations that may be subject to broad or creative interpretation. This may result in litigation, including class action lawsuits, the outcome of which may be difficult to assess or quantify due to the potential ambiguity inherent in these regulatory schemes and/or the nascence of our technologies and services. Plaintiffs may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, or require us to pay significant monetary damages, which may have a material adverse effect on our results of operations. For example, we recently settled a securities class action lawsuit in which Gogo Inc. and certain of our current and former executives were defendants, and in February 2023, we received preliminary court approval to settle related derivative lawsuits in which Gogo Inc. is a nominal defendant and members of our Board of Directors and certain current and former executives are defendants. We are required to indemnify the directors and current and former officers who are defendants in the derivative lawsuit for their defense costs and any judgments resulting from such suits. In the future, we may be subject to additional securities class action or derivative litigation. From time to time, we may also be subject to other claims or litigation in the ordinary course of our business, including for example, claims related to employment matters.

In addition, costly and time-consuming litigation could be necessary to enforce our existing contracts and, even if successful, may have a material adverse effect on our business. In addition, litigation by or against any customer or supplier could have the effect of negatively impacting our reputation and goodwill with existing and potential customers and suppliers.

We may be affected by global climate change or by legal and regulatory responses to such change.

Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions. Increasingly, state and local governments are also considering GHG regulatory requirements. Increased regulation regarding GHG emissions, especially aircraft emissions, could impose substantial costs on us. We may also incur additional expenses as a result of U.S. and international regulators requiring additional disclosures regarding GHG emissions. The adoption and implementation of new or more stringent international, federal, regional, state or local legislation, regulations or other initiatives that impose more stringent standards for GHG emissions may have a material adverse effect on our results of operations and financial condition.

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

Risks Related to Our Indebtedness

For definitions of capitalized terms used and not defined in the following Risk Factors, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

We and our subsidiaries have substantial debt and may incur substantial additional debt in the future, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and reduce the value of your investment.

As of December 31, 2022, we had total consolidated indebtedness of approximately $714.1 million, all of which was borrowed under the Term Loan Facility.

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

We have from time to time evaluated, and we continue to evaluate, our potential capital needs in light of increasing demand for our services, limitations on bandwidth capacity and performance and generally evolving technology in our industry. We may utilize one or more types of capital raising in order to fund any initiative in this regard, including the issuance of new equity securities and new debt securities, including debt securities convertible into our common stock. Our ability to generate positive cash flows from operating activities and the extent and timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to execution of our current technology roadmap, including continuing development and deployment of Gogo 5G, Global Broadband and other future technologies. The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms or at all or our operating cash flows may be insufficient to satisfy our financial obligations under the 2021 Credit Agreement and other indebtedness outstanding from time to time.

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

We amended our 2021 Credit Agreement on February 2, 2023 to transition to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) in anticipation of LIBOR’s discontinuation. Any indebtedness under our 2021 Credit Agreement may bear interest at variable rates that use the forward-looking term rate based on SOFR. SOFR is calculated differently than LIBOR and has inherent differences, which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rates. We intend to transition our interest rate caps from LIBOR to SOFR before LIBOR’s discontinuation. The full effects of the transition to SOFR remain uncertain.

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

The trading price of our common stock has been volatile since our IPO, which occurred on June 21, 2013 and in which shares of common stock were sold at a price of $17.00 per share. From the IPO date through February 24, 2023, the price of our common stock has ranged from a closing low of $1.40 per share to a closing high of $34.34 per share. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may fluctuate widely in response to various factors, many of which are beyond our control. They include:

•
aviation industry or general market conditions, including those related to disruptions to supply chains and installations;
•
domestic and international economic factors unrelated to our performance;
•
changes in technology or customer usage of Wi-Fi and Internet broadband services;
•
any inability to timely and efficiently roll out Gogo 5G, Global Broadband or other components of our technology roadmap;
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
•
renewal of our FCC licenses and our ability to obtain additional spectrum; and
•
additions or departures of key personnel.

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

As of December 31, 2022, we had approximately $562 million in federal and $448 million in state net operating losses (“NOLs”). The federal NOLs will begin to expire in 2032. The state NOLs expire in various tax years beginning in 2023. Under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as an increase of more than 50% of the value of the Company’s stock owned by certain “5-percent shareholders,” as such term is defined in Section 382 of the Code, in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. To the extent there becomes a new 5-percent shareholder, we may experience an ownership change under Section 382 of the Code, which may result in the loss or impairment of some or all of our NOLs. The extent of any loss or impairment of our NOLs upon an ownership change would depend on several factors, including the nature of the NOLs, our stock price and extent of the ownership change.

In September 2020, our Board of Directors adopted a Section 382 Rights Agreement (as amended, the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent, and declared a dividend of one Right for each outstanding share of common stock of the Company outstanding on the record date of October 2, 2020, to the stockholders of record on that date. The Rights Agreement is designed to facilitate the Company’s ability to protect its NOLs and certain other tax attributes in order to be able to offset potential future income taxes for federal income tax purposes. The Rights Agreement may make it more difficult for the Company to undergo an ownership change by deterring a third party from acquiring beneficial ownership of 4.9% or more of the shares of our common stock then outstanding. Beneficial ownership for purposes of the Rights Agreement is determined based on meeting one of several criteria, including (i) actual or constructive ownership pursuant to Section 382 of the Code and related regulations thereunder and (ii) beneficial ownership, directly or indirectly, within the meaning of Rules 13d-3 or 13d-5 promulgated under the Exchange Act. The limitations set forth in the Rights Agreement may adversely affect the marketability of our common stock by discouraging any individual or entity, together with their affiliates and associates, from acquiring beneficial ownership of 4.9% or more of the shares of our common stock then outstanding.

In addition, although the Rights Agreement is intended to reduce the likelihood of an ownership change that could adversely affect utilization of our NOLs, the Rights Agreement has been, and may be, ineffective at deterring shareholders from becoming 5-percent shareholders. For example, in September 2022 and December 2022, two institutional shareholders inadvertently crossed the 4.9% beneficial ownership threshold. In both such circumstances, our Board of Directors, rather than allowing a distribution of Rights to be triggered, determined that it was in the best interests of the Company to grant requests by such shareholders that they each be deemed an “Exempt Person” under the Rights Agreement. Each exemption required that the shareholder satisfy certain ownership conditions intended to prevent an ownership change and protect our ability to utilize our NOLs. Moreover, pursuant to the terms of the Rights Agreement, our Board of Directors may determine that it is in the best interests of the Company to exempt certain transactions, which could result in an ownership change, from triggering the Rights Agreement. Failure by an “Exempt Person” or other persons exempt from certain transaction under the Rights Agreement to comply with the conditions for such exemptions could result in an ownership change and result in the loss or impairment of some or all of our NOLs. If an ownership change occurs and our ability to use our NOLs is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

A few significant stockholders, including affiliates of Oakleigh Thorne, our Chairman of the Board and CEO, and GTCR LLC and its affiliates, could exert influence over our company, and if the ownership of our common stock continues to be concentrated, or becomes more concentrated in the future, it could prevent our other stockholders from influencing significant corporate decisions.

As of December 31, 2022, Oakleigh Thorne, our CEO and the Chairman of our Board of Directors, and the entities affiliated with Mr. Thorne (the “Thorne Entities”) beneficially owned approximately 22% of the outstanding shares of our common stock, and funds managed by GTCR LLC and its affiliates (“GTCR”) beneficially owned approximately 25% of the outstanding shares of our common stock. As a result, either the Thorne Entities or GTCR alone is able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions and the election of directors. Such ability to influence may reduce the market price of our common stock. In addition, together, GTCR and the Thorne Entities would be able to exercise control over such matters, which similarly may reduce the market price of our common stock.

As our CEO, Mr. Thorne has control over our day-to-day management and the implementation of major strategic initiatives and investments by our company, subject to authorization and oversight by our Board of Directors. As a member of our Board of Directors, Mr. Thorne owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Thorne is entitled to vote his shares, and shares over which he has voting control, in his own interest, which may not always be in the interests of stockholders generally.

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

Additionally, our Board of Directors adopted the Rights Agreement, which is intended to reduce the likelihood of an ownership change under Section 382 of the Code by deterring a third party from acquiring beneficial ownership of 4.9% or more of the shares of our common stock then outstanding. The Rights Agreement, as well as the provisions described above, may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of the Rights Agreement or such provisions may adversely affect the prevailing market price of our common stock if viewed as discouraging takeover attempts in the future.

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

Under the terms of the 2021 Credit Agreement, a takeover of our company would allow the administrative agent and/or the lenders to terminate their commitments under the 2021 Credit Agreement and declare any and all outstanding amounts to be due and payable. This provision may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our stockholders.

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

Item 3. Legal Proceedings

We are subject to several lawsuits arising out of the conduct of our business. See Note 17, “Commitments and Contingencies,” to our consolidated financial statements for a discussion of litigation matters.

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

Holders of Record

As of February 24, 2023, there were 33 stockholders of record of our common stock, and the closing price of our common stock was $14.50 per share as reported on the NASDAQ. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), the Nasdaq Composite Index (“NASDAQ Composite”) and Standard & Poor’s SmallCap 600 Index (“S&P SmallCap 600”) for the period from December 31, 2017 through December 30, 2022, the last trading day of 2022. The graph assumes that $100 was invested at the market close on December 31, 2017 in our common stock, the S&P 500, the NASDAQ Composite and the S&P SmallCap 600 and assumes reinvestments of dividends, if any. The S&P SmallCap 600 was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 represents a broad-based index of companies with similar market capitalization. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

$250
$200
$150
$100
$50
$-
12/17
12/18
12/19
12/20
12/21
12/22
Gogo Inc.
S&P 500 Index
S&P 600 Small Cap Index
NASDAQ Composite Index

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

On December 1, 2020, we completed the previously announced sale of our commercial aviation (“CA”) business to a subsidiary of Intelsat Jackson Holdings S.A. (“Intelsat”) for a purchase price of $400.0 million in cash, subject to certain adjustments (the “Transaction”). As a result, all periods presented in our consolidated financial statements and other portions of this Annual Report on Form 10-K have been conformed to present the CA business as discontinued operations. There was no discontinued operations activity for the CA business after December 31, 2021.

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

Company Overview

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We expect to commercially launch our fourth ATG network – Gogo 5G – in the fourth quarter of 2023. We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. In May 2022, in order to further serve our existing customers and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service designed for business aviation (“Global Broadband”). The service will use an electronically steered antenna (“ESA”), specifically designed to address a broad range of business aviation aircraft, operating on a low earth orbit (“LEO”) satellite network. The antenna will be designed with Hughes Network Systems, LLC (“Hughes”) and utilized on a LEO satellite network operated by Network Access Associates Limited (“OneWeb”).

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
•
our ability to manage issues and related costs that may arise in connection with the implementation of our technology roadmap, including technological issues and related remediation efforts and failures or delays on the part of antenna and other equipment developers and providers or satellite network providers, some of which are single-source;
•
our ability to license additional spectrum and make other improvements to our network and operations as technology and user expectations change;
•
the number of aircraft in service in our markets, including consolidations or changes in fleet size by one or more of our large-fleet customers;
•
the economic environment and other trends that affect both business and leisure aviation travel;

•
disruptions to supply chains and installations, including shortages of electronic components that have resulted in longer lead times and delays in obtaining certain electronic components used in the airborne equipment that we manufacture;
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
•
our ability to fully utilize portions of our deferred tax assets;
•
changes in laws, regulations and interpretations affecting telecommunications services globally, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, including Global Broadband, expand our service offerings and manage our network; and
•
changes in laws, regulations and policies affecting our business or the business of our customers and suppliers globally, including changes that impact the design of our equipment and our ability to obtain required certifications for our equipment.

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections.

	For the Years Ended December 31,
	2022	2021	2020
Aircraft online (at period end)
ATG	6,935	6,400	5,778
Satellite	4,475	4,567	4,702
Average monthly connectivity service revenue per aircraft online
ATG	$3,349	$3,238	$2,951
Satellite	268	250	212
Units sold
ATG	1,334	869	667
Satellite	206	205	199
Average equipment revenue per unit sold (in thousands)
ATG	$68	$71	$68
Satellite	49	54	59

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

Key Components of Consolidated Statements of Operations

As a result of the Transaction, all periods presented in this Annual Report on Form 10-K have been conformed to present the CA business as a discontinued operation. We report the financial results of discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. The results of operations and cash flows of a discontinued operation are restated for all comparative periods presented. Refer to Note 20, “Discontinued Operations,” to our consolidated financial statements for further information.

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

Equipment revenue primarily consists of proceeds from the sale of ATG and narrowband satellite connectivity equipment and is recognized when control of the equipment is transferred to OEMs and dealers, which generally occurs when the equipment is shipped.

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

Depreciation and Amortization:

Depreciation expense includes expense associated with the depreciation of our network equipment, office equipment and furniture, fixtures and leasehold improvements, which is recorded over their estimated useful lives. Amortization expense includes the amortization of our finite-lived intangible assets on a straight-line basis over their estimated useful lives, which range from three to ten years depending on the assets being amortized.

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

We believe that the assumptions and estimates associated with the valuation allowance related to our deferred income tax assets have the greatest potential impact on and are the most critical to fully understanding and evaluating our reported financial results, and that they require our most difficult, subjective or complex judgments. For a discussion of our significant accounting policies to which many of these critical estimates relate, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements.

Note that these critical accounting estimates relate solely to our continuing operations. The accounting policies related to our discontinued operations are discussed in Note 20, “Discontinued Operations,” to our consolidated financial statements.

Deferred Income Taxes - Valuation Allowance:

We account for the valuation allowance on our deferred income tax assets in accordance with Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”).

On a recurring basis, we assess the need for a valuation allowance related to our deferred income tax assets, which includes consideration of both positive and negative evidence to determine, based on the weight of the available evidence, whether it is more likely than not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, the scheduled expiration of our net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years (if permitted under tax law) and tax planning strategies. We have a recent history of financial reporting losses, primarily driven by our divested CA business, resulting in cumulative pre-tax losses in the three-year period ending with the current quarter which is objectively verifiable negative evidence regarding future profitability. Cumulative pre-tax losses from continuing operations adjusted for the reduction in interest expense resulting from the Refinancing and the settlement of the 2022 Convertible Notes (as defined below) result in positive normalized income over the same three-year period. This is objectively verifiable positive evidence of our ability to generate positive earnings in the future.

When there is a recent history of operating losses and a return to operating profitability has not yet been demonstrated, we cannot rely on projections of future earnings for purposes of assessing recoverability of our deferred tax assets and instead must use our historical earnings for this assessment. In such cases, we use systematic and logical methods to estimate when deferred tax assets will reverse and generate tax deductions. The selection of methodologies and assessment of when temporary differences will result in deductible amounts involves significant management judgment and is inherently complex and subjective. Our determination that we are more likely than not to realize a portion of our deferred tax assets represents our best estimate and considers both positive and negative factors. We considered positive factors including the sale of our CA business, the reduction in interest expense resulting from the Refinancing and the settlement of the 2022 Convertible Notes, strong demand for our products and services and pre-tax income from continuing operations in the fiscal year ended December 31, 2022 and the third and fourth fiscal quarters of 2021. The negative factors included cumulative pre-tax losses from continuing operations in the three-year period ending with the current quarter and our relatively short history of pre-tax income from continuing operations. It is possible that there will be changes in our business, our performance, our industry or otherwise that cause actual results to differ materially from this estimate. If those changes result in significant and sustained reductions in our pre-tax income or utilization of existing tax carryforwards in future periods, additional valuation allowances may have to be recorded with corresponding adverse impacts on earnings and/or other comprehensive income. Such adverse impacts may be material.

For the year ended December 31, 2022, our determination that we are more likely than not to realize a portion of our deferred tax assets resulted in a release of approximately $11.4 million of our valuation allowance. The remaining valuation allowance is still required for deferred tax assets related to certain state and foreign NOLs, capital losses, and the Section 163(j) interest limitation carryforward, as we determined that it was more likely than not that, as of December 31, 2022, these deferred tax assets will not be realized.

See Note 15, “Income Tax,” to our consolidated financial statements for additional information.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements for additional information.

Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of operations. The information contained in the table below should be read in conjunction with our consolidated financial statements and related notes.

Consolidated Statements of Operations Data

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Service revenue	$296,329	$259,583	$211,987
Equipment revenue	107,738	76,133	57,731
Total revenue	404,067	335,716	269,718
Operating expenses:
Cost of service revenue (exclusive of items shown below)	64,427	56,103	45,073
Cost of equipment revenue (exclusive of items shown below)	71,473	46,092	39,299
Engineering, design and development	29,587	24,874	25,227
Sales and marketing	25,471	20,985	15,135
General and administrative	58,203	51,554	54,467
Depreciation and amortization	12,580	15,482	14,166
Total operating expenses	261,741	215,090	193,367
Operating income	142,326	120,626	76,351
Other (income) expense:
Interest income	(2,386)	(191)	(722)
Interest expense	38,872	67,472	125,787
Loss on extinguishment of debt and settlement of convertible notes	—	83,961	—
Other (income) expense	123	25	(9)
Total other expense	36,609	151,267	125,056
Income (loss) from continuing operations before income taxes	105,717	(30,641)	(48,705)
Income tax provision (benefit)	13,658	(187,230)	(146)
Net income (loss) from continuing operations	92,059	156,589	(48,559)
Net loss from discontinued operations, net of tax	—	(3,854)	(201,477)
Net income (loss)	$92,059	$152,735	$(250,036)

Years Ended December 31, 2022 and 2021

Revenue:

Revenue and percent change for the years ended December 31, 2022 and 2021 were as follows (in thousands, except for percent change):

	For the Years Ended
	December 31,		% Change
	2022	2021	2022 over 2021
Service revenue	$296,329	$259,583	14.2%
Equipment revenue	107,738	76,133	41.5%
Total revenue	$404,067	$335,716	20.4%

Revenue increased to $404.1 million for the year ended December 31, 2022, as compared with $335.7 million for the prior year, due to increases in service and equipment revenue.

Service revenue increased to $296.3 million for the year ended December 31, 2022, as compared with $259.6 million for the prior year, primarily due to increases in ATG aircraft online and average monthly service revenue per ATG aircraft online. Average monthly service revenue per ATG unit online increased to $3,349 for the year ended December 31, 2022, as compared with $3,238 for the prior year.

Equipment revenue increased to $107.7 million for the year ended December 31, 2022, as compared with $76.1 million for the prior year, primarily due to increases in the number of ATG units sold, with 1,334 ATG units sold during the year ended December 31, 2022 as compared with 869 units for the prior year.

We expect service revenue to increase in the future as additional ATG aircraft come online and average monthly connectivity service revenue per ATG aircraft online increases, due in part to the expected impact of the launch of Gogo 5G. We expect equipment revenue to increase in the future as a larger number of ATG units, including Gogo 5G units, are sold. In addition, we expect further revenue growth as we launch Global Broadband.

Cost of Revenue:

Cost of service revenue and percent change for the years ended December 31, 2022 and 2021 were as follows (in thousands, except for percent change):

	For the Years Ended
	December 31,		% Change
	2022	2021	2022 over 2021
Cost of service revenue	$64,427	$56,103	14.8%
Cost of equipment revenue	$71,473	$46,092	55.1%

Cost of service revenue increased to $64.4 million for the year ended December 31, 2022, as compared with $56.1 million for the prior year, primarily due to increases in personnel costs and ATG network costs as well as a credit for regulatory surcharges included in the prior year, with no corresponding credit in the current year.

We expect cost of service revenue to increase over time, primarily due to service revenue growth and increasing ATG network costs associated with Gogo 5G. In addition, we expect cost of service revenue to increase as we launch Global Broadband.

Cost of equipment revenue increased to $71.5 million for the year ended December 31, 2022, as compared with $46.1 million for the prior year, primarily due to an increase in ATG units sold.

We expect that our cost of equipment revenue will increase with growth in ATG units sold, including Gogo 5G units following the launch of that service, and Global Broadband units sold following the launch of that service.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased to $29.6 million for the year ended December 31, 2022, as compared with $24.9 million for the prior year, primarily due to commencement of the Global Broadband development program.

We expect engineering, design and development expenses as a percentage of service revenue to increase over the next two years, driven by Global Broadband development costs and Gogo 5G program spend, and decrease over the long term as the level of investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased to $25.5 million for the year ended December 31, 2022, as compared with $21.0 million for the prior year, primarily due to increased personnel, travel, promotional and advertising expenses.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively flat in the future.

General and Administrative Expenses:

General and administrative expenses increased to $58.2 million for the year ended December 31, 2022, as compared with $51.6 million for the prior year, primarily due to increases in legal expenses and stock-based compensation expense.

We expect general and administrative expenses as a percentage of service revenue to decrease over time.

Depreciation and Amortization:

Depreciation and amortization expense decreased to $12.6 million for the year ended December 31, 2022, as compared with $15.5 million for the prior year, primarily due to decreased amortization expense for capitalized software.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other (Income) Expense:

Other (income) expense and percent change for the years ended December 31, 2022 and 2021 were as follows (in thousands, except for percent change):

	For the Years		% Change
	Ended December 31,		2022 over
	2022	2021	2021
Interest income	$(2,386)	$(191)	1149.2%
Interest expense	38,872	67,472	(42.4)%
Loss on extinguishment of debt and settlement of convertible notes	—	83,961	nm
Other expense, net	123	25	392.0%
Total	$36,609	$151,267	(75.8)%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense decreased to $36.6 million for the year ended December 31, 2022, as compared with $151.3 million for the prior year, primarily due to the prior year including the loss on extinguishment of debt and settlement of convertible notes as well as lower interest expense in the current year as a result of the Refinancing, the benefit from our interest rate caps and the conversion of all outstanding 2022 Convertible Notes that occurred in May 2022.

We expect our interest expense to fluctuate with changes in the variable rates associated with the Facilities, with increases partially offset by the impact of our interest rate caps. See Note 9, “Long-Term Debt and Other Liabilities,” to our consolidated financial statements for additional information.

Income Taxes:

The effective income tax rate for the year ended December 31, 2022 was 12.9%, as compared with 611.0% for the prior year. The income tax expense of $13.7 million for the year ended December 31, 2022 was primarily due to pre-tax income, partially offset by the partial release of the valuation allowance against our deferred income tax assets and the tax benefits associated with stock-based compensation. The income tax benefit of $187.2 million for the year ended December 31, 2021 was a result of a partial release of the valuation allowance related to our deferred income tax assets during the year. See Note 15, “Income Tax,” to our consolidated financial statements for additional information.

We expect our income tax provision to increase in the long term as we continue to generate positive pre-tax income, which we expect to be at least partially offset by reversals of our valuation allowance within the next twelve months.

Discontinued Operations:

For the year ended December 31, 2021, the loss from discontinued operations of $3.9 million was primarily related to stock-based compensation expense, partially offset by the recognition of a gain on sale of discontinued operations recorded as a deferred gain on sale at December 31, 2020.

See Note 20, “Discontinued Operations,” to our consolidated financial statements for additional information.

Years Ended December 31, 2021 and 2020

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 3, 2022, includes a discussion of changes in our results of operations from fiscal year 2020 to fiscal year 2021.

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

Free Cash Flow represents net cash provided by operating activities, plus the proceeds from our interest rate caps, less purchases of property and equipment and the acquisition of intangible assets and cash paid to purchase our interest rate caps. We believe that Free Cash Flow provides meaningful information regarding our liquidity.

To conform to current year presentation, we included the cash paid for our interest rate caps in Free Cash Flow for the year ended December 31, 2021. We believe it is useful for an understanding of our liquidity to include the cash flows associated with interest rate caps to facilitate a more consistent comparison of net cash paid for interest and the interest rate changes for which we are hedged.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, except per share amounts)

(unaudited)

	For the Years Ended December 31,
	2022	2021	2020
Adjusted EBITDA:
Net income (loss) attributable to common stock (GAAP)	$92,059	$152,735	$(250,036)
Interest expense	38,872	67,472	125,787
Interest income	(2,386)	(191)	(722)
Income tax provision (benefit)	13,658	(187,230)	(146)
Depreciation and amortization	12,580	15,482	14,166
EBITDA	154,783	48,268	(110,951)
Stock-based compensation expense	19,065	13,345	7,808
Loss from discontinued operations	—	3,854	201,477
Loss on extinguishment of debt and settlement of convertible notes	—	83,961	—
Separation costs related to CA sale	—	1,550	—
Adjusted EBITDA	$173,848	$150,978	$98,334

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$103,405	$66,697	$4,513
Consolidated capital expenditures	(49,914)	(8,660)	(8,990)
Proceeds from (purchase of) interest rate caps	4,292	(8,629)	—
Free cash flow	$57,783	$49,408	$(4,477)

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

Liquidity and Capital Resources

We have historically financed our growth and cash needs primarily through the issuance of common stock, non-convertible debt, senior convertible preferred stock, convertible debt, credit facilities and cash from operating activities. We continually evaluate our ongoing capital needs in light of increasing demand for our services, capacity requirements, evolving user expectations regarding the in-flight connectivity experience, evolving technologies in our industry and related strategic, operational and technological opportunities. If needed, we consider opportunities to raise additional capital in the public and private markets, utilizing one or more of the types of capital raising transactions through which we have historically financed our growth and cash needs, as well as other means of capital raising not previously used by us.

See the disclosure below under the heading “Debt Instruments” for the definitions of the debt and convertible debt instruments to which we refer in this section, as well as the indentures and other agreements that govern them.

Based on our current plans, we expect that our cash and cash equivalents, cash flows provided by operating activities and access to capital markets will be sufficient to meet the cash requirements of our business, including capital expenditure requirements and debt maturities, for at least the next twelve months and thereafter for the foreseeable future.

As detailed in Note 9, “Long-Term Debt and Other Liabilities,” on April 30, 2021, GIH entered into the 2021 Credit Agreement with Gogo, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for the Term Loan Facility in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and the Revolving Facility, which includes a letter of credit sub-facility.

On February 2, 2023, Gogo and GIH entered into an amendment to the Original 2021 Credit Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, which replaced all references in the Original 2021 Credit Agreement to LIBOR in respect of the applicable interest rates for the Facilities with an adjusted term SOFR rate, plus a credit spread adjustment based on the Alternative Reference Rates Committee recommended spread adjustment.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay fees and expenses incurred in connection with the Refinancing and the Facilities (the “Transaction Costs”). The Revolving Facility is available for working capital and general corporate purposes of Gogo and its subsidiaries and was undrawn as of December 31, 2022.

In May 2022, the remaining $102.8 million aggregate principal amount of the 2022 Convertible Notes was converted by holders into 17,131,332 shares of common stock.

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amounts calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the first reduction of $125 million occurring on July 31, 2023. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 10, “Derivative Instruments and Hedging Activities,” to our consolidated financial statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations, comprised of our material future cash requirements and deferred revenue arrangements, as of December 31, 2022 (in thousands).

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations:
Finance lease obligations	$147	$141	$4	$2	$—
Operating lease obligations	113,682	14,499	29,314	27,239	42,630
Purchase obligations (1)	369,180	123,731	64,909	10,500	170,040
Term Loan Facility (2)	714,125	7,250	14,500	14,500	677,875
Interest and fees on the Facilities (2)(3)	309,035	59,240	116,839	114,278	18,678
Deferred revenue arrangements (4)	3,430	3,418	12	—	—
Other long-term obligations (5)	41,405	9,146	4,723	1,865	25,671
Total	$1,551,004	$217,425	$230,301	$168,384	$934,894

(1)
As of December 31, 2022, our outstanding purchase obligations represented obligations to vendors incurred in order to meet operational requirements in the normal course of business, including the build out of Gogo 5G, Global Broadband, information technology, research and development, sales and marketing, general and administrative and production related activities.
(2)
See Note 9, “Long-Term Debt and Other Liabilities,” to our consolidated financial statements for more information.
(3)
Interest on the Term Loan Facility is calculated for future periods using the interest rate in effect as of December 31, 2022.
(4)
Amounts represent obligations to provide services for which we have already received cash from our customers.
(5)
Other long-term obligations consist of estimated payments (undiscounted) for our asset retirement obligations, network transmission services and monthly payments of C$0.1 million (using the December 31, 2022 exchange rate) to the licensor of our Canadian ATG spectrum license over the estimated 25-year term of the agreement. Other long-term obligations exclude tax liability payments due to the uncertainty of their timing.

Contractual Commitments: We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components or as development services are provided. See Note 17, “Commitments and Contingencies,” to our consolidated financial statements for additional information.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. See Note 16, “Leases,” to our consolidated financial statements for additional information.

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

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from continuing operations:
Net cash provided by operating activities	$103,405	$66,697	$4,513
Net cash used in investing activities	(70,418)	(16,289)	(8,990)
Net cash provided by (used in) financing activities	(28,388)	(331,037)	44,479
Net cash provided by (used in) discontinued operations	—	(9,013)	220,139
Effect of foreign exchange rate changes on cash	13	40	(1,946)
Increase (decrease) in cash, cash equivalents and restricted cash	4,612	(289,602)	258,195
Cash, cash equivalents and restricted cash at beginning of period	146,268	435,870	177,675
Cash, cash equivalents and restricted cash at end of period	$150,880	$146,268	$435,870
Supplemental information:
Cash, cash equivalents and restricted cash at end of period	$150,880	$146,268	$435,870
Less: current restricted cash	—	25	525
Less: non-current restricted cash	330	330	—
Cash and cash equivalents at end of period	$150,550	$145,913	$435,345
Following is a discussion of the year-over-year changes in cash flow activities.

Net cash provided by operating activities from continuing operations:

The following table presents a summary of our cash flows from operating activities from continuing operations for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Net income (loss)	$92,059	$156,589	$(48,559)
Non-cash charges and credits	51,110	(69,027)	42,677
Changes in operating assets and liabilities	(39,764)	(20,865)	10,395
Net cash provided by operating activities from continuing operations	$103,405	$66,697	$4,513

For the year ended December 31, 2022, cash provided by operating activities from continuing operations was $103.4 million, as compared with cash provided by operating activities from continuing operations of $66.7 million for the prior year. The principal contributors to the increase in operating cash flows were:

•
A $55.6 million improvement in net income and non-cash charges and credits, as noted above under “—Results of Operations.”
•
An $18.9 million decrease in cash flows related to operating assets and liabilities resulting from:
o
A decrease in cash flows primarily due to the following:
▪
Changes in accounts receivable due to higher revenue;
▪
Changes in inventories due to additional purchases to meet increased demand and manage supply chain disruptions; and
▪
Changes in accounts payable and non-current assets and liabilities primarily due to the timing of payments.
o
Partially offset by an increase in cash flows due to the following:
▪
Changes in accrued interest primarily due to the timing of interest payments as compared with the prior year and lower interest expense resulting from the Refinancing; and
▪
Changes in contract assets and deferred revenue due to the timing of revenue recognition and payment or collection of cash.

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

Cash paid for taxes totaled $0.4 million for each of the years ended December 31, 2022, 2021 and 2020. We expect cash tax payments to be immaterial for an extended period of time, subject to the availability of our net operating losses.

Net cash used in investing activities from continuing operations:

Cash used in investing activities from continuing operations was $70.4 million, $16.3 million and $9.0 million, respectively, for the years ended December 31, 2022, 2021 and 2020. Investing activities are primarily comprised of capital expenditures related to software development, data center upgrades and cell site construction. Cash used in investing activities for the year ended December 31, 2022 included proceeds of $4.3 million from interest rate caps, while cash used in investing activities for the year ended December 31, 2021 included $8.6 million for the purchase of interest rate caps. Additionally, cash used in investing activities for the year ended December 31, 2022 included the purchase of short-term investments for $24.8 million.

Net cash provided by (used in) financing activities from continuing operations:

Cash used in financing activities from continuing operations for the year ended December 31, 2022 was $28.4 million, primarily due to the repurchase of 1.5 million shares of common stock in a private transaction and principal repayments on the Term Loan Facility. See Note 3, “Earnings (Loss) Per Share,” to our consolidated financial statements for additional information on the repurchase of common stock.

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

Net cash used in discontinued operations:

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

Capital Expenditures

Our business requires significant capital expenditures, primarily for technology development, equipment and capacity expansion. Capital spending for continuing operations for the periods presented in this report is associated with the expansion of our ATG network and data centers. We capitalized software development costs related to network technology solutions and new product/service offerings. We also capitalized costs related to the build-out of our office locations. For the year ended December 31, 2020, capital expenditures for our former CA business, presented as discontinued operations, included the purchase of airborne equipment related to the roll out and/or upgrade of service to our former airline partners’ fleets.

Capital expenditures for continuing operations for the years ended December 31, 2022, 2021 and 2020 were $49.9 million, $8.7 million and $9.0 million, respectively. The increase in capital expenditures in 2022 as compared to 2021 was primarily due to the build out of Gogo 5G, and the decrease in capital expenditures in 2021 as compared with 2020 was primarily due a decrease in capitalized software, partially offset by an increase in network-related equipment.

We expect that our capital expenditures will decrease over time as we complete the Gogo 5G program.

Debt Instruments

Following is a discussion of the debt instruments we had in place as of December 31, 2022 as well as those we utilized during the years ended December 31, 2022, 2021 and 2020.

2021 Credit Agreement

On April 30, 2021, Gogo Intermediate Holdings LLC (a wholly owned subsidiary of Gogo Inc.) (“GIH”) entered into a credit agreement (the “Original 2021 Credit Agreement,” and, as it may be amended, supplemented or otherwise modified from time to time, the “2021 Credit Agreement”) among Gogo, GIH, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for (i) a term loan credit facility (the “Term Loan Facility”) in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and (ii) a revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Facilities”) of up to $100.0 million, which includes a letter of credit sub-facility.

On February 2, 2023, Gogo and GIH entered into an amendment to the Original 2021 Credit Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, which replaced all references in the Original 2021 Credit Agreement to LIBOR in respect of the applicable interest rates for the Facilities with an adjusted term SOFR rate, plus a credit spread adjustment based on the Alternative Reference Rates Committee recommended spread adjustment.

The Term Loan Facility amortizes in nominal quarterly installments equal to 1% of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity on April 30, 2028. There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on April 30, 2026.

The Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.75%) plus an applicable margin of 3.75% and a credit spread adjustment based on the Alternative Reference Rates Committee recommended spread adjustments or (ii) an alternate base rate plus an applicable margin of 2.75%.

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment based on the Alternative Reference Rates Committee recommended spread adjustments or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of December 31, 2022, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

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

2022 Convertible Notes

In November and December 2018, we issued a total of $237.8 million aggregate principal amount of 6.00% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) in private offerings to qualified institutional buyers, including pursuant to Rule 144A under the Securities Act, and in concurrent private placements.

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

In May 2022, the remaining $102,788,000 aggregate principal amount of 2022 Convertible Notes was converted by holders into 17,131,332 shares of common stock. As of December 31, 2022, there were no outstanding 2022 Convertible Notes.

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

2020 Convertible Notes

In March 2015, we issued $361.9 million aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”) in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act. In 2018 and 2019, we repurchased a total of $359.4 million aggregate principal amount of the 2020 Convertible Notes, and on March 1, 2020, the remaining $2.5 million aggregate principal amount of the 2020 Convertible Notes matured.

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

On December 11, 2019, we entered into an amendment to one of the Forward Transactions (the “Amended and Restated Forward Transaction”) to extend the expected settlement date with respect to approximately 2.1 million shares of common stock held by one of the Forward Counterparties, JPMorgan Chase Bank, National Association (the “2022 Forward Counterparty”), to correspond with the May 15, 2022 maturity date for the 2022 Convertible Notes. As a result of the Forward Transactions, total shareholders’ equity within our consolidated balance sheets was reduced by approximately $140.0 million. In March 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions. In April 2021, approximately 1.5 million shares of common stock were delivered to us in connection with the Amended and Restated Forward Transaction. In May 2022, the approximately 0.6 million shares that were remaining under the Amended and Restated Forward Transactions were delivered to us. As of December 31, 2022, there were no prepaid forward stock repurchase transactions outstanding.

Restricted Cash

Our restricted cash balances were $0.3 million and $0.4 million, respectively, as of December 31, 2022 and 2021, and consisted primarily of a letter of credit issued for the benefit of the landlord of our office location in Chicago, IL.

For additional information on the 2021 Credit Agreement, the 2022 Convertible Notes, the 2024 Senior Secured Notes, the ABL Credit Facility and the 2020 Convertible Notes, see Note 9, “Long-Term Debt and Other Liabilities,” to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both December 31, 2022 and December 31, 2021 primarily included amounts in bank deposit accounts and money market funds. As of December 31, 2022, cash equivalents and short-term investments included U.S. Treasury securities. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount. However, a change in interest rates could impact our interest income and results of operations to the extent that we invest in a material amount of interest-bearing securities.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of December 31, 2022, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of December 31, 2022 was $650.0 million. Based on our December 31, 2022 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $1.2 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 0.75% and the $125 million reduction in the notional amount that will occur on July 31, 2023. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $7.1 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. Our cash and cash equivalents and short-term investments as of December 31, 2022 included amounts in bank deposit accounts, money market funds and U.S. Treasury securities. Our cash and cash equivalent accounts as of December 31, 2021 included amounts in bank deposit accounts and money market funds. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the years ended December 31, 2022, 2021 and 2020 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Item 8. Financial Statements and Supplementary Data

Gogo Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Gogo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gogo Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes — Realizability of Deferred Tax Assets — Refer to Notes 2 and 15 to the financial statements

The Company recognizes deferred income tax assets and liabilities for tax attributes and are based on the differences between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. The Company regularly assesses the need for a valuation allowance related to deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. The Company’s assessment considers recent financial operating results, the scheduled expiration of its net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize $162.7 million of its deferred income tax assets as of December 31, 2022.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred income tax assets included the following, among others, which were performed with the assistance of our income tax specialists:

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
•
Compared the historical taxable income to internal budgets and information communicated internally, to the Board of Directors and in Company press releases related to fiscal year 2023 and forward.
•
We evaluated whether there was taxable income in prior carryback years that was of the appropriate character and available under the tax law.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 28, 2023

We have served as the Company’s auditor since 2007.

Gogo Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$150,550	$145,913
Short-term investments	24,796	—
Total cash, cash-equivalents and short-term investments	175,346	145,913
Accounts receivable, net of allowances of $1,778 and $894, respectively	54,210	37,730
Inventories	49,493	33,976
Prepaid expenses and other current assets	45,100	32,295
Total current assets	324,149	249,914
Non-current assets:
Property and equipment, net	104,595	63,672
Intangible assets, net	49,509	49,554
Operating lease right-of-use assets	75,261	70,989
Other non-current assets, net of allowances of $501 and $455, respectively	43,355	28,425
Deferred income taxes	162,657	185,133
Total non-current assets	435,377	397,773
Total assets	$759,526	$647,687
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$13,646	$17,203
Accrued liabilities	60,056	59,868
Deferred revenue	3,418	1,825
Current portion of long-term debt	7,250	109,620
Total current liabilities	84,370	188,516
Non-current liabilities:
Long-term debt	690,173	694,760
Non-current operating lease liabilities	79,241	77,329
Other non-current liabilities	7,611	7,236
Total non-current liabilities	777,025	779,325
Total liabilities	861,395	967,841
Commitments and contingencies (Note 17)
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at December 31, 2022 and 2021; 136,531,362 and 117,407,468 shares issued at December 31, 2022 and 2021, respectively; and 127,840,813 and 110,791,954 shares outstanding at December 31, 2022 and 2021, respectively	14	11
Additional paid-in capital	1,385,933	1,258,477
Accumulated other comprehensive income	30,128	1,789
Treasury stock, at cost	(158,375)	(128,803)
Accumulated deficit	(1,359,569)	(1,451,628)
Total stockholders’ deficit	(101,869)	(320,154)
Total liabilities and stockholders’ deficit	$759,526	$647,687

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Service revenue	$296,329	$259,583	$211,987
Equipment revenue	107,738	76,133	57,731
Total revenue	404,067	335,716	269,718
Operating expenses:
Cost of service revenue (exclusive of items shown below)	64,427	56,103	45,073
Cost of equipment revenue (exclusive of items shown below)	71,473	46,092	39,299
Engineering, design and development	29,587	24,874	25,227
Sales and marketing	25,471	20,985	15,135
General and administrative	58,203	51,554	54,467
Depreciation and amortization	12,580	15,482	14,166
Total operating expenses	261,741	215,090	193,367
Operating income	142,326	120,626	76,351
Other (income) expense:
Interest income	(2,386)	(191)	(722)
Interest expense	38,872	67,472	125,787
Loss on extinguishment of debt and settlement of convertible notes	—	83,961	—
Other (income) expense, net	123	25	(9)
Total other expense	36,609	151,267	125,056
Income (loss) from continuing operations before income taxes	105,717	(30,641)	(48,705)
Income tax provision (benefit)	13,658	(187,230)	(146)
Net income (loss) from continuing operations	92,059	156,589	(48,559)
Net loss from discontinued operations, net of tax	—	(3,854)	(201,477)
Net income (loss)	$92,059	$152,735	$(250,036)

Net income (loss) attributable to common stock per share—basic:
Continuing operations	$0.75	$1.50	$(0.59)
Discontinued operations	—	(0.04)	(2.45)
Net income (loss) attributable to common stock per share—basic	$0.75	$1.46	$(3.04)

Net income (loss) attributable to common stock per share—diluted:
Continuing operations	$0.71	$1.28	$(0.59)
Discontinued operations	—	—	(2.45)
Net income (loss) attributable to common stock per share—diluted	$0.71	$1.28	$(3.04)

Weighted average number of shares
Basic	123,268	103,400	82,266
Diluted	133,923	127,205	82,266

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income (loss)	$92,059	$152,735	$(250,036)
Other comprehensive income (loss), net of tax
Currency translation adjustments	$(265)	$53	$1,243
Cash flow hedges:
Amount recognized in other comprehensive income (loss)	34,765	2,747	—
Less: income (loss) realized and reclassified to earnings	6,161	(2)	—
Changes in fair value of cash flow hedges	28,604	2,749	—
Other comprehensive income (loss), net of tax	28,339	2,802	1,243
Comprehensive income (loss)	$120,398	$155,537	$(248,793)

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating activities from continuing operations:
Net income (loss)	$92,059	$156,589	$(48,559)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	12,580	15,482	14,166
Loss on asset disposals, abandonments and write-downs	1,577	141	64
Provision for expected credit losses	1,047	284	1,071
Deferred income taxes	13,170	(187,320)	(232)
Stock-based compensation expense	19,065	13,345	7,808
Amortization of deferred financing costs and interest rate caps	3,215	4,661	5,892
Accretion of debt discount	456	419	13,908
Loss on extinguishment of debt and settlement of convertible notes	—	83,961	—
Changes in operating assets and liabilities:
Accounts receivable	(17,482)	1,925	1,315
Inventories	(15,517)	(5,862)	7,091
Prepaid expenses and other current assets	8,351	(20,844)	(277)
Contract assets	(2,164)	(5,638)	(9,439)
Accounts payable	(2,540)	3,806	4,963
Accrued liabilities	(12,031)	14,099	4,470
Deferred revenue	1,589	(1,282)	898
Accrued interest	3,647	(8,604)	787
Other non-current assets and liabilities	(3,617)	1,535	587
Net cash provided by operating activities from continuing operations	103,405	66,697	4,513
Investing activities from continuing operations:
Proceeds from sale of property and equipment	—	1,000	—
Purchases of property and equipment	(43,914)	(4,264)	(1,818)
Acquisition of intangible assets—capitalized software	(6,000)	(4,396)	(7,172)
Proceeds from (purchase of) interest rate caps	4,292	(8,629)	—
Purchases of short-term investments	(24,796)	—	—
Net cash used in investing activities from continuing operations	(70,418)	(16,289)	(8,990)
Financing activities from continuing operations:
Proceeds from credit facility draw	—	—	26,000
Repayments of amounts drawn from credit facility	—	—	(26,000)
Repurchase of convertible notes	—	—	(2,498)
Proceeds from issuance of senior secured notes	—	—	51,750
Redemption of senior secured notes	—	(1,023,146)	—
Proceeds from term loan, net of discount	—	721,375	—
Payment of debt issuance costs	—	(21,103)	—
Repurchases of common stock	(18,375)	—	—
Payments on term loan	(7,250)	(3,625)	—
Payments on finance leases	(184)	(145)	(546)
Stock-based compensation activity	(2,579)	(4,393)	(4,227)
Net cash provided by (used in) financing activities from continuing operations	(28,388)	(331,037)	44,479
Cash flows from discontinued operations:
Net cash used in operating activities	—	(1,211)	(137,200)
Net cash provided by (used in) investing activities	—	(7,802)	357,393
Net cash used in financing activities	—	—	(54)
Net cash provided by (used in) discontinued operations	—	(9,013)	220,139
Effect of foreign exchange rate changes on cash	13	40	(1,946)
Increase (decrease) in cash, cash equivalents and restricted cash	4,612	(289,602)	258,195
Cash, cash equivalents and restricted cash at beginning of period	146,268	435,870	177,675
Cash, cash equivalents and restricted cash at end of period	$150,880	$146,268	$435,870
Cash, cash equivalents and restricted cash at end of period	$150,880	$146,268	$435,870
Less: current restricted cash	—	25	525
Less: non-current restricted cash	330	330	—
Cash and cash equivalents at end of period	$150,550	$145,913	$435,345
Supplemental Cash Flow Information:
Cash paid for interest	$41,209	$71,114	$106,051
Cash paid for taxes	377	376	401
Non-cash investing activities:
Purchases of property and equipment in current liabilities	$10,688	$6,126	$84

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance at January 1, 2020	88,240,877	9	979,499	(2,256)	(1,376,142)	—	—	(398,890)
Net loss	—	—	—	—	(250,036)	—	—	(250,036)
Currency translation adjustments, net of tax	—	—	—	1,243	—	—	—	1,243
Stock-based compensation expense	—	—	14,458	—	—	—	—	14,458
Issuance of common stock upon exercise of stock options	87,104	—	262	—	—			262
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	2,376,709	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(5,470)	—	—	—	—	(5,470)
Issuance of common stock in connection with employee stock purchase plan	363,209	1	983	—	—	—	—	984
Settlement of prepaid forward shares	(5,077,400)	(1)	98,858	—	—	5,077,400	(98,857)	—
Impact of the adoption of new accounting standards	—	—	—	—	(3,665)	—	—	(3,665)
Balance at December 31, 2020	85,990,499	9	1,088,590	(1,013)	(1,629,843)	5,077,400	(98,857)	(641,114)
Net income	—	—	—	—	152,735	—	—	152,735
Currency translation adjustments, net of tax	—	—	—	53	—	—	—	53
Fair value adjustments of cash flow hedge, net of tax	—	—	—	2,749	—	—	—	2,749
Stock-based compensation expense	—	—	37,318	—	—	—	—	37,318
Issuance of common stock upon exercise of stock options	591,930	—	1,780	—	—	—	—	1,780
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	1,346,008	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(6,708)	—	—	—	—	(6,708)
Issuance of common stock in connection with employee stock purchase plan	48,560	—	535	—	—	—	—	535
Settlement of convertible notes	24,353,006	2	154,439	—	—	—	—	154,441
Settlement of prepaid forward shares	(1,538,049)	—	29,946	—	—	1,538,049	(29,946)	—
Impact of the adoption of ASU 2020-06	—	—	(47,423)	—	25,480	—	—	(21,943)
Balance at December 31, 2021	110,791,954	11	1,258,477	1,789	(1,451,628)	6,615,449	(128,803)	(320,154)
Net income	—	—	—	—	92,059	—	—	92,059
Currency translation adjustments, net of tax	—	—	—	(265)	—	—	—	(265)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	28,604	—	—	—	28,604
Stock-based compensation expense	—	—	19,065	—	—	—	—	19,065
Issuance of common stock upon exercise of stock options	758,681	—	2,023	—	—	—	—	2,023
Issuance of common stock upon vesting of restricted stock units	1,181,457	1	—	—	—	—	—	1
Tax withholding related to vesting of restricted stock units	—	—	(8,257)	—	—	—	—	(8,257)
Issuance of common stock in connection with employee stock purchase plan	52,489	—	642	—	—	—	—	642
Settlement of convertible notes	17,131,332	2	102,786	—	—	—	—	102,788
Settlement of prepaid forward shares	(575,100)	—	11,197	—	—	575,100	(11,197)	—
Repurchase of common stock	(1,500,000)	—	—	—	—	1,500,000	(18,375)	(18,375)
Balance at December 31, 2022	127,840,813	$14	$1,385,933	$30,128	$(1,359,569)	8,690,549	$(158,375)	$(101,869)

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Background

Gogo (“we”, “us,” or “our”) is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We expect to commercially launch our fourth ATG network – Gogo 5G – in the fourth quarter of 2023. We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. In May 2022, in order to further serve our existing customers and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service designed for business aviation (“Global Broadband”). The service will use an electronically steered antenna, specifically designed to address a broad range of business aviation aircraft, operating on a low earth orbit (“LEO”) satellite network. The antenna will be designed with Hughes Network Systems, LLC (“Hughes”) and deployed on a LEO satellite network operated by Network Access Associates Limited (“OneWeb”).

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

As a result of the Transaction, the CA business is reported in discontinued operations and financial statements for the years ended December 31, 2021 and 2020 have been conformed to present the CA business as a discontinued operation. There was no discontinued operations activity for the CA business after December 31, 2021. We report the financial results of discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components (i) meets the held-for-sale classification criteria or is disposed of by sale or other than by sale, and (ii) represents a strategic shift that will have a major effect on our operations and financial results.

Unless otherwise noted, discussion in these Notes to Consolidated Financial Statements refers to our continuing operations. Refer to Note 20, “Discontinued Operations,” for further information.

2. Summary of Significant Accounting Policies

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

Significant Risks and Uncertainties - Our operations are subject to certain risks and uncertainties, including without limitation those associated with fluctuations in operating results, implementation of our technology roadmap, strategic alliances, relationships with customers, suppliers and dealers, supply chain disruptions, funding of our growth, financing terms that may restrict operations, regulatory issues, competition, the economy, technology trends, evolving industry standards and other events that may impact the demand for air travel.

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

Our restricted cash balances were $0.3 million and $0.4 million, respectively, as of December 31, 2022 and 2021, and consisted primarily of a letter of credit issued for the benefit of the landlord of our office location in Chicago, IL.

Concentrations of Credit Risk - Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are invested with creditworthy financial institutions.

Our revenue from customers domiciled outside of the United States accounted for less than 10% of our total revenue for the years ended December 31, 2022, 2021 and 2020. Our long-lived assets outside of the United States were less than 10% of our consolidated long-lived assets as of December 31, 2022 and 2021.

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

See Note 15, “Income Tax,” for further details.

Inventories - Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

See Note 5, “Inventories,” for further details.

Property and Equipment and Depreciation - Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation. Network asset inventory and construction in progress, which include materials, transmission and related equipment, interest and other costs relating to the construction and development of our network, are not depreciated until they are put into service. Network equipment consists of switching equipment, antennas, base transceiver stations, site preparation costs, and other related equipment used in the operation of our network. Depreciation expense totaled $7.9 million for each of the years ended December 31, 2022, 2021 and 2020. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives for owned assets, which are as follows:

Office equipment, furniture, fixtures and other	3-5 years
Leasehold improvements	7-13 years
Network equipment	5-25 years

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

Intangible Assets - Intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. Our FCC Licenses, as defined in Note 8, “Intangible Assets,” are our only material indefinite-lived intangible assets. We perform our annual impairment test of our FCC Licenses during the fourth quarter of each fiscal year. We assess qualitative factors to determine the likelihood of impairment. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, financial performance versus budget and any other events or circumstances specific to the FCC Licenses. If it is more likely than not that the fair value of the FCC Licenses is greater than the carrying value, no further testing is required. If our qualitative analysis indicates more testing is required, or if we elect not to perform a qualitative analysis, we will apply the quantitative impairment test method.

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

Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, projected operating results and cash flows may not always be achieved. The failure to achieve one or more of our assumptions regarding projected operating results and cash flows in the near term or long term could reduce the estimated fair value below carrying value and result in the recognition of an impairment charge. The results of our annual indefinite-lived intangible asset impairment assessments for 2022, 2021 and 2020 indicated no impairment.

Intangible assets that are deemed to have a finite life are amortized over their useful lives as follows:

Software	3-8 years
OEM and dealer relationships	10 years
Service customer relationships	5-7 years
Other intangible assets	8 years

See Note 8, “Intangible Assets,” for further details.

Long-Lived Assets - We review our long-lived assets to determine potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We do this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If we determine an impairment exists, the asset is written down to estimated fair value. There were no impairments of long-lived assets in 2022, 2021 or 2020.

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

Equipment revenue primarily consists of proceeds from the sale of ATG and narrowband satellite connectivity equipment and is recognized when control of the equipment is transferred to OEMs and dealers, which generally occurs when the equipment is shipped.

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

See Note 4, “Revenue Recognition,” for further information.

Research and Development Costs - Expenditures for research and development are charged to expense as incurred and totaled $29.6 million, $24.9 million and $25.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Research and development costs are reported as engineering, design and development expenses in our consolidated statements of operations.

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

See Note 7, “Composition of Certain Reserves and Allowances,” for the details of the changes in our warranty reserve.

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

See Note 13, “Fair Value of Financial Assets and Liabilities,” for further information.

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

See Note 10, “Derivative Instruments and Hedging Activities,” for further information.

Earnings (Loss) Per Share - We calculate basic earnings (loss) per share using the weighted-average number of common shares outstanding during the period. We calculate diluted earnings (loss) per share using the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding.

See Note 3, “Earnings (Loss) Per Share,” for further information.

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

See Note 14, “Stock-Based Compensation and 401(k) Plan,” for further information.

Leases – We account for leases in accordance with Accounting Standards Codification Topic 842, Leases (“ASC 842”).

We have operating lease agreements for which we have recorded lease liabilities and right-of-use assets for leases primarily related to cell sites and office buildings. We determine whether a contract contains a lease at contract inception and calculate the lease liability and right-of-use asset using our incremental borrowing rate. Our cell site leases generally have terms of five to ten years, with renewal options for an additional five to 25 years. For certain cell sites, the renewal options are deemed to be reasonably certain to be exercised. Our building leases have original terms of ten years, with renewal options for an additional five years. We recognize operating lease expense on a straight-line basis over the lease term. We have finance leases for computer and office equipment. Covenants within the Term Loan Facility contain certain restrictions on our ability to enter into new finance lease arrangements.

See Note 16, “Leases,” for further information.

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

See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

Comprehensive Income (Loss) - Comprehensive income for the years ended December 31, 2022 and 2021 is net income plus or minus unrealized gains and losses on foreign currency translation adjustments and the changes in fair value of cash flow hedges. Comprehensive loss for the year ended December 31, 2020 is net loss plus unrealized gains on foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or expected to have minimal impact on our consolidated financial statements.

Accounting standards adopted:

On January 1, 2022, we adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 requires an entity to disclose information about the nature of the transactions, including the significant terms and conditions, accounting policy used to account for the transactions, and the effect of the transactions on the financial statements. Adoption of this standard did not have a material impact on our consolidated financial statements.

3. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been calculated using the weighted-average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 9, “Long-Term Debt and Other Liabilities”) are considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings will be allocated between shares of common stock and participating securities on a one-to-one basis. In periods of a net loss, the shares associated with the Forward Transactions will not receive an allocation of losses, as the counterparties to the Forward Transactions are not required to fund losses. Additionally, the calculation of weighted average shares outstanding as of December 31, 2021 and 2020 excludes approximately 0.6 million and 2.1 million shares, respectively, associated with the Forward Transactions.

The diluted earnings (loss) per share calculations exclude the effect of stock options, deferred stock units, restricted stock units and convertible notes when the computation is anti-dilutive. For the years ended December 31, 2022 and 2021, the weighted average number of shares excluded from the computation was 0.5 million and 5.7 million shares, respectively. As a result of the net loss for the year ended December 31, 2020, all of the outstanding shares of common stock underlying stock options, deferred stock units, restricted stock units and convertible notes were excluded from the computation of diluted shares outstanding because they were anti-dilutive.

During September 2022, we repurchased 1.5 million shares of common stock in a private transaction for an aggregate purchase price of $18,345,000, or $12.23 per share (the “Repurchase”). The Repurchase decreased the weighted average shares outstanding for the year ended December 31, 2022.

The following tables sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020; however, for the reasons described above, the shares associated with the Forward Transactions are excluded from the computation of basic earnings per share (in thousands, except per share amounts):

	2022			2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income from continuing operations	$92,059			$156,589
Less: Participation rights on Forward Transactions allocated to continuing operations	171			1,484

Basic Earnings Per Share from Continuing Operations
Undistributed income from continuing operations	$91,888	123,268	$0.75	$155,105	103,400	$1.50

Effect of Dilutive Securities from Continuing Operations
Stock-based compensation	—	4,881		—	6,674
2022 Convertible Notes	2,770	5,774		7,221	17,131

Diluted Earnings Per Share from Continuing Operations
Undistributed income from continuing operations and assumed conversions	$94,658	133,923	$0.71	$162,326	127,205	$1.28

Net loss from discontinued operations	$—			$(3,854)
Less: Participation rights on Forward Transactions allocated to discontinued operations	—			(36)

Basic Loss Per Share from Discontinued Operations
Undistributed loss from discontinued operations	$—	123,268	$—	$(3,818)	103,400	$(0.04)

Effect of Dilutive Securities from Discontinued Operations
Stock-based compensation	—	4,881		3,615	6,674
2022 Convertible Notes	—	5,774		—	17,131

Diluted Loss Per Share from Discontinued Operations
Undistributed loss from discontinued operations and assumed conversions	$—	133,923	$—	$(203)	127,205	$—

Earnings per share - basic			$0.75			$1.46
Earnings per share - diluted			$0.71			$1.28

For the Year Ended December 31,
2020
Net loss from continuing operations	$(48,559)
Net loss from discontinued operations	(201,477)
Net loss	(250,036)
Less: Participation rights of the Forward Transactions	—
Undistributed losses	$(250,036)
Weighted-average common shares outstanding-basic and diluted	82,266
Net loss attributable to common stock per share-basic and diluted:
Net loss from continuing operations	$(0.59)
Net loss from discontinued operations	(2.45)
Net loss	$(3.04)

4. Revenue Recognition

Remaining Performance Obligations

As of December 31, 2022, the aggregate amount of the transaction price in our customer contracts allocated to unsatisfied performance obligations was approximately $102 million. We have excluded from this amount consideration from contracts that have an original duration of one year or less. Approximately $80 million primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contract. The remaining $22 million of such amount represents future equipment revenue that is expected to be recognized primarily within the next two years.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Service revenue
Connectivity	$291,444	$255,786	$209,160
Entertainment and other	4,885	3,797	2,827
Total service revenue	$296,329	$259,583	$211,987
Equipment revenue
ATG	$91,152	$61,780	$45,200
Satellite	9,992	11,048	11,746
Other	6,594	3,305	785
Total equipment revenue	$107,738	$76,133	$57,731
Customer type
Aircraft owner/operator/service provider	$296,329	$259,583	$211,987
OEM and aftermarket dealer	107,738	76,133	57,731
Total revenue	$404,067	$335,716	$269,718

Contract balances

Our current and non-current contract asset balances totaled $19.9 million and $17.8 million as of December 31, 2022 and 2021, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $3.4 million and $1.8 million as of December 31, 2022 and 2021, respectively. Deferred revenue includes, among other things, fees paid for equipment and subscription connectivity products.

Major Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2022, 2021 and 2020 and no customer accounted for more than 10% of accounts receivable as of December 31, 2022 or 2021.

5. Inventories

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Work-in-process component parts	$34,840	$21,570
Finished goods	14,653	12,406
Total inventory	$49,493	$33,976

6. Composition of Certain Balance Sheet Accounts

Prepaid expenses and other current assets as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Interest rate caps and receivable	$28,496	$925
Contract assets	6,494	4,533
Prepaid inventories	2,901	2,525
Insurance receivable (1)	—	17,300
Tenant improvement allowance receivables	—	1,936
Other	7,209	5,076
Total prepaid expenses and other current assets	$45,100	$32,295
(1)
See Note 17, “Commitments and Contingencies,” for additional information.

Property and equipment as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Office equipment, furniture, fixtures and other	$17,242	$12,759
Leasehold improvements	15,357	13,545
Network equipment	179,363	142,601
	211,962	168,905
Accumulated depreciation	(107,367)	(105,233)
Property and equipment, net	$104,595	$63,672

Other non-current assets as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Interest rate caps	$25,578	$11,359
Contract assets, net of allowances of $501 and $455, respectively	13,376	13,217
Revolving credit facility deferred financing costs	1,445	1,879
Other	2,956	1,970
Total other non-current assets	$43,355	$28,425

Accrued liabilities as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Employee compensation and benefits	$19,235	$13,791
Accrued interest	9,878	6,231
Operating leases	9,094	7,444
Network equipment	8,748	3,179
Warranty reserve	2,300	2,450
Taxes	2,282	1,997
Litigation settlement accrual (1)	—	17,300
Other	8,519	7,476
Total accrued liabilities	$60,056	$59,868

(1)
See Note 17, “Commitments and Contingencies,” for additional information.

Other non-current liabilities as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,
	2022	2021
Asset retirement obligations	$6,032	$4,861
Other	1,579	2,375
Total other non-current liabilities	$7,611	$7,236

Changes in our non-current asset retirement obligations for the years ended December 31, 2022 and 2021 consist of the following (in thousands):

Asset
Retirement
Obligation
Balance – January 1, 2021	$4,401
Liabilities incurred	—
Liabilities settled	—
Accretion expense	460
Foreign exchange rate adjustments	—
Balance – December 31, 2021	4,861
Liabilities incurred	682
Liabilities settled	(43)
Accretion expense	553
Foreign exchange rate adjustments	(21)
Balance – December 31, 2022	$6,032

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

Changes in our allowances for credit losses for the years ended December 31, 2022 and 2021 were as follows (in thousands):

		Other
	Accounts	non-current
	Receivable	assets
Balance at January 1, 2021	$1,044	$375
Provision for expected credit losses	204	80
Write-offs charged against the allowances	(371)	—
Other	17	—
Balance at December 31, 2021	894	455
Provision for expected credit losses	1,001	46
Write-offs charged against the allowances	(326)	—
Other	209	—
Balance at December 31, 2022	$1,778	$501

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

Changes in our warranty reserve for the years ended December 31, 2022 and 2021 were as follows (in thousands):

Warranty
Reserve
Balance – January 1, 2021	$2,400
Accruals for warranties issued	126
Settlements and adjustments to warranties	(76)
Balance – December 31, 2021	2,450
Accruals for warranties issued	1,583
Settlements and adjustments to warranties	(1,733)
Balance – December 31, 2022	$2,300

8. Intangible Assets

Our intangible assets are comprised of indefinite- and finite-lived intangible assets and goodwill. We own the rights to 3 MHz of ATG spectrum in the nationwide 800 MHz Commercial Air-Ground Radiotelephone band (the “3 MHz FCC License”), which is used in the operation of our ATG network, and the license for 1 MHz of ATG spectrum in the nationwide 800MHz Commercial Air-Ground Radiotelephone band (the “1 MHz FCC License”) acquired as part of our acquisition of LiveTV Airfone, LLC. Together we refer to the 3 MHz FCC License and the 1 MHz FCC License as the “FCC Licenses.” The FCC Licenses were originally issued with 10-year terms and we have renewed both licenses for subsequent 10-year terms. Such licenses are subject to further renewal by the FCC, and renewals of licenses held by others have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of the FCC Licenses. As a result, the FCC Licenses are treated as indefinite-lived intangible assets which we do not amortize. We reevaluate the useful life of the FCC Licenses each year to determine whether events and circumstances continue to support an indefinite useful life. Our annual impairment assessment of the FCC Licenses for 2022, 2021 and 2020 indicated no impairment.

Our software relates to the development of internal use software which is used to run our network and support our service offerings. Software also includes software embedded in the equipment that we sell to our customers.

Our goodwill balance was $0.6 million as of December 31, 2022 and 2021.

Our intangible assets, other than goodwill, as of December 31, 2022 and 2021 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of December 31, 2022			As of December 31, 2021
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	6.4	$59,932	$(43,950)	$15,982	$54,128	$(39,289)	$14,839
Other intangible assets	8.0	624	—	624	1,812	—	1,812
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—
Total amortized intangible assets		75,361	(58,755)	16,606	70,745	(54,094)	16,651
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283
Total intangible assets		$107,644	$(58,755)	$48,889	$103,028	$(54,094)	$48,934

Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $4.7 million, $7.5 million and $6.3 million, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2023	$2,447
2024	$2,369
2025	$2,192
2026	$2,094
2027	$1,930
Thereafter	$5,574

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

9. Long-Term Debt and Other Liabilities

Long-term debt as of December 31, 2022 and 2021 was as follows (in thousands):

	December 31,	December 31,
	2022	2021
Term Loan Facility	$711,263	$718,057
2022 Convertible Notes	—	102,788
Total debt	711,263	820,845
Less: deferred financing costs	(13,840)	(16,465)
Less: current portion of long-term debt	(7,250)	(109,620)
Total long-term debt	$690,173	$694,760

2021 Credit Agreement

On April 30, 2021, Gogo and Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo) entered into a credit agreement (the “Original 2021 Credit Agreement,” and, as it may be amended, supplemented or otherwise modified from time to time, the “2021 Credit Agreement”) among Gogo, GIH, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for (i) a term loan credit facility (the “Term Loan Facility”) in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and (ii) a revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Facilities”) of up to $100.0 million, which includes a letter of credit sub-facility.

On February 2, 2023, Gogo and GIH entered into an amendment to the Original 2021 Credit Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, which replaced all references in the Original 2021 Credit Agreement to LIBOR in respect of the applicable interest rates for the Facilities with an adjusted term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”), plus a credit spread adjustment based on the Alternative Reference Rates Committee recommended spread adjustment.

The Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the Term Loan Facility on April 30, 2028. There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on April 30, 2026.

The Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.75%) plus an applicable margin of 3.75% and a credit spread adjustment based on the Alternative Reference Rates Committee recommended spread adjustments or (ii) an alternate base rate plus an applicable margin of 2.75%.

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment based on the Alternative Reference Rates Committee recommended spread adjustments or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes (as defined below) together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (as defined below and, together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the outstanding principal amount of the Term Loan Facility was $714.1 million and $721.4 million, respectively, the unaccreted debt discount was $2.8 million and $3.3 million, respectively, and the net carrying amount was $711.3 million and $718.1 million, respectively.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our consolidated balance sheets and are amortized over the terms of the Facilities. Total amortization expense was $2.6 million and $1.8 million, respectively, for the years ended December 31, 2022 and 2021 and is included in Interest expense in our consolidated statements of operations. As of December 31, 2022 and 2021, the balance of unamortized deferred financing costs related to the Facilities was $15.3 million and $17.9 million, respectively.

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

In May 2022, the remaining $102,788,000 aggregate principal amount of 2022 Convertible Notes was converted by holders into 17,131,332 shares of common stock. Thorndale Farm Private Equity Fund 2, LLC, an entity affiliated with our Chairman and Chief Executive Officer, held $8,000,000 aggregate principal amount of 2022 Convertible Notes that was converted into 1,333,333 shares of common stock. As of December 31, 2022, there were no outstanding 2022 Convertible Notes.

We incurred approximately $8.1 million of issuance costs related to the issuance of the 2022 Convertible Notes that were amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.4 million, $1.4 million and $1.8 million, respectively, for the years ended December 31, 2022, 2021 and 2020. Amortization expense is included in Interest expense in the consolidated statements of operations. As of December 31, 2021, the balance of unamortized deferred financing costs related to the 2022 Convertible Notes was $0.4 million and was included as a reduction to the carrying amount of the debt in our consolidated balance sheets. See Note 11, “Interest Costs,” for additional information.

The 2022 Convertible Notes had an initial conversion rate of 166.6667 shares of common stock per $1,000 principal amount of 2022 Convertible Notes, which was equivalent to an initial conversion price of approximately $6.00 per share of our common stock. Prior to conversion, the shares of common stock subject to conversion were considered in the diluted earnings per share calculations under the if-converted method if their impact was dilutive.

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

On December 11, 2019, we entered into an amendment to one of the Forward Transactions (the “Amended and Restated Forward Transaction”) to extend the expected settlement date with respect to approximately 2.1 million shares of common stock held by one of the Forward Counterparties, JPMorgan Chase Bank, National Association (the “2022 Forward Counterparty”), to correspond with the May 15, 2022 maturity date for the 2022 Convertible Notes. As a result of the Forward Transactions, total shareholders’ equity within our consolidated balance sheets was reduced by approximately $140.0 million. In March, 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions. In April 2021, approximately 1.5 million shares of common stock were delivered to us in connection with the Amended and Restated Forward Transaction. In May 2022, the approximately 0.6 million shares that were remaining under the Amended and Restated Forward Transactions were delivered to us. As of December 31, 2022, there were no prepaid forward stock repurchase transactions outstanding.

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

We paid approximately $22.6 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which were accounted for as deferred financing costs on our consolidated balance sheets and were being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $1.4 million and $3.7 million, respectively, for the years ended December 31, 2021 and 2020. Amortization expense is included in Interest expense in the consolidated statements of operations.

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

2020 Convertible Notes

In March 2015, we issued $361.9 million aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”) in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act. In 2018 and 2019, we repurchased a total of $359.4 million aggregate principal amount of the 2020 Convertible Notes, and on March 1, 2020, the remaining $2.5 million aggregate principal amount of the 2020 Convertible Notes matured.

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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the years ended December 31, 2022 and 2021. We estimate that approximately $1.5 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedge on an ongoing basis. Cash flows from interest rate caps are classified in the consolidated statement of cash flows as investing activities from continuing operations.

For the year ended December 31, 2022, we recorded an unrealized gain on the interest rate caps of $28.4 million, net of tax of $9.3 million. For the year ended December 31, 2021, we recorded an unrealized gain on the interest rate caps of $2.7 million, net of tax of $0.9 million. Unrealized gains and losses on interest rate caps exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheets for the periods presented (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance sheet location	2022	2021
Current portion of interest rate caps	Prepaid expenses and other current assets	$24,459	$925
Non-current portion of interest rate caps	Other non-current assets	$25,578	$11,359

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

The following is a summary of our interest costs for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Interest costs charged to expense	$43,530	$62,390	$105,988
Amortization of deferred financing costs	3,058	4,661	5,892
Accretion of debt discount	456	419	13,907
Amortization of the purchase price of interest rate caps	157	2	—
Interest rate cap benefit	(8,329)	—	—
Interest expense	38,872	67,472	125,787
Interest costs capitalized to property and equipment	920	4	—
Interest costs capitalized to software	472	311	885
Total interest costs	$40,264	$67,787	$126,672

12. Common Stock and Preferred Stock

Common Stock – We have one class of common stock outstanding as of December 31, 2022 and 2021. Our common stock is junior to our preferred stock, if and when issued. Our Third Amended and Restated Certificate of Incorporation authorizes a total of 500,000,000 shares of common stock with a par value of $0.0001 per share.

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

Shareholder Rights Plan – On September 23, 2020, our Board of Directors adopted a Section 382 Rights Agreement (as amended, the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”), and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock of the Company, outstanding on the record date of October 2, 2020, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Shares”) at a price of $38.40 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. In December 2022, the Company entered into Amendment No. 1 to the Rights Agreement with the Rights Agent, which, among other things, changed the Distribution Date (as defined below) from the close of business on the tenth to the thirtieth day after the Stock Acquisition Date (as defined in the Rights Agreement), with certain exceptions.

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

The Rights are attached to all shares of the Company’s common stock, and until the Distribution Date (as defined below), the Rights will be transferred with and only with the common stock. As long as the Rights are attached to the common stock, the Company will issue one Right with each new share of common stock so that all such shares of common stock will have Rights attached (subject to certain limited exceptions). The Rights will separate and begin trading separately from the common stock, and Right certificates will be caused to evidence the Rights, on the earlier to occur of (i) the close of business on the thirtieth day following public disclosure of facts indicating that a person or group has acquired beneficial ownership of 4.9% or more of the outstanding common stock (an “Acquiring Person”) (or, in the event the Board of Directors determines to effect an exchange in accordance with Section 24 of the Rights Agreement and the Board of Directors determines that a later date is advisable, then such later date) and (ii) the close of business on the tenth business day (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 4.9% or more of the outstanding common stock (the earlier of such dates, the “Distribution Date”).

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

On September 15, 2022, pursuant to the Rights Agreement and following approval by the Board of Directors, the Company requested that BlackRock, Inc. (together with its subsidiaries and funds under management, “BlackRock”), as promptly as practicable, divest sufficient shares of the Company’s common stock to take BlackRock’s beneficial ownership below 4.9% so as to not be deemed an “Acquiring Person” under the Rights Agreement. On September 28, 2022, following confirmation that it had divested sufficient shares of the Company’s common stock so as to not be deemed an “Acquiring Person” under the Rights Agreement, the Board of Directors granted a request by BlackRock that it be deemed an “Exempt Person” under the Rights Agreement, subject to BlackRock satisfying certain ownership conditions, including that neither BlackRock, Inc. nor any subsidiary or individual fund will have an economic interest of 4.9% or more of the Company’s common stock. Additionally, on December 29, 2022, the Board of Directors determined another shareholder not to be deemed an “Acquiring Person” under the Rights Agreement and granted a request from the shareholder that it be deemed an “Exempt Person” under the Rights Agreement, subject to such shareholder satisfying certain ownership conditions.

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

Long-Term Debt:

As of December 31, 2022 and 2021, our financial assets and liabilities that are disclosed but not measured at fair value include the Term Loan Facility, and solely as of December 31, 2021, the 2022 Convertible Notes, which are reflected on the consolidated balance sheets at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair value of the Term Loan Facility, and solely as of December 31, 2021, the 2022 Convertible Notes, by calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair value on our consolidated balance sheets, excluding any issuance costs, are the amount that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility, and solely as of December 31, 2021, the 2022 Convertible Notes.

The fair value and carrying value of long-term debt as of December 31, 2022 and 2021 was as follows (in thousands):

	December 31, 2022			December 31, 2021
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Term Loan Facility	$708,000	$711,263	(2)	$723,000	$718,057	(2)
2022 Convertible Notes	$—	$—		$230,000	$102,788

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $2.8 million and $3.3 million, respectively, as of December 31, 2022 and 2021. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

14. Stock-Based Compensation and 401(k) Plan

As of December 31, 2022, we maintained three stock-based incentive compensation plans: the Second Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”), the Gogo Inc. 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”), and The Aircell Holdings Inc. Stock Option Plan, collectively referred to as the “Stock Plans,” as well as an Employee Stock Purchase Plan (“ESPP”), as discussed below. Our Stock Plans provide for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, RSUs, deferred share units (“DSUs”) and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors (the “Compensation Committee”).

Under the Stock Plans, 33,234,128 shares of common stock were reserved for issuance. As of December 31, 2022, 6,941,586 shares remained available for grant under our Stock Plans. The contractual life of granted options is 10 years. Except as otherwise approved by the Compensation Committee, all options that are unvested as of the date on which a recipient’s employment terminates, as well as vested options that are not exercised within a prescribed period following termination, are forfeited and become available for future grants. Options granted beginning in 2010 but prior to the Option Exchange (as defined below) include options that (a) vest in specified increments over a four-year period, (b) vest on the date of grant for certain options granted to non-employee members of our Board of Directors or (c) vest on the first anniversary of the date of grant for certain options granted to non-employee members of our Board of Directors. In June 2020, we consummated an option exchange program that was approved by our stockholders at the annual meeting held on April 29, 2020 in which previously outstanding eligible options (which excluded options granted for service by non-executive members of our Board of Directors) to purchase 6,664,773 shares of common stock were surrendered and cancelled and we granted replacement options (the “Replacement Options”) in exchange for the tendered options. Of the 4,168,455 options we granted in 2020, 2,896,383 were Replacement Options. The Replacement Options vested in a single installment on December 31, 2022.

Beginning in 2013, we granted RSUs, which generally vest in equal annual increments over a four-year period. Vested RSUs will be settled, at the discretion of the Compensation Committee, in shares of our common stock or in cash equal to the value of the applicable number of shares of our common stock on the vesting date. We also granted DSUs to directors, some of which vest on the grant date and others on the first anniversary of the grant date. DSUs will be settled in shares of our common stock 90 days after the director ceases to serve as a director. We intend to settle RSU and DSU awards in stock and we have the shares available to do so.

The following is a summary of our stock-based compensation expense included in the consolidated statements of operations, excluding the stock-based compensation expense for discontinued operations, for the years December 31, 2022, 2021 and 2020 (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Cost of service revenue	$1,073	$472	$119
Cost of equipment revenue	1,022	523	235
Engineering, design and development	2,532	1,358	560
Sales and marketing	2,628	1,615	880
General and administrative	11,810	9,377	6,014
Total stock-based compensation expense	$19,065	$13,345	$7,808

A summary of stock option activity for the year ended December 31, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding – January 1, 2022	4,802,342	$4.18	6.57	$45,927
Granted	—	$—
Exercised	(758,681)	$2.67
Forfeited	—	$—
Expired	(30,900)	$17.78
Options outstanding – December 31, 2022	4,012,761	$4.36	5.38	$42,396
Options exercisable – December 31, 2022	3,708,974	$4.51	5.32	$38,696

As of December 31, 2022, total unrecognized compensation costs related to unvested stock options were approximately $0.4 million which is expected to be recognized over a weighted average period of approximately 1 year. The total grant date fair value of stock options vested in 2022, 2021 and 2020 was approximately $18 million, $10 million and $16 million, respectively.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. No stock options were granted during the year ended December 31, 2022. Weighted average assumptions used and weighted average grant date fair value of stock options granted for the years ended December 31,2021 and 2020 were as follows:

	For the Years Ended December 31,
	2021	2020
Approximate risk-free interest rate	1.0%	0.5%
Average expected life (years)	5.50	6.20
Dividend yield	N/A	N/A
Volatility	77.0%	66.8%
Weighted average grant date fair value of common stock underlying options granted	$9.66	$2.59
Weighted average grant date fair value of stock options granted	$6.22	$1.56

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

The following table summarizes the activities for our unvested RSUs and DSUs for the year ended December 31, 2022:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested – January 1, 2022	3,998,688	$7.40
Granted	1,513,287	$17.21
Vested	(1,897,299)	$6.50
Forfeited/canceled	(148,451)	$10.32
Unvested – December 31, 2022	3,466,225	$12.46

As of December 31, 2022, there was approximately $30 million of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of approximately 2.6 years. The total grant date fair value of RSUs and DSUs vested in 2022 was approximately $12 million.

ESPP - In June 2013, the Board of Directors and stockholders approved the ESPP, which became effective on June 26, 2013, and in 2017 and 2020, the ESPP was amended to increase the number of shares reserved thereunder. The ESPP allows eligible employees to purchase a limited number of shares of common stock during pre-specified offering periods at a discount established by the Compensation Committee which may not exceed 15% of the fair market value of the common stock at the beginning or end of the offering period (whichever is lower). Under the ESPP, 2,200,000 shares were reserved for issuance and 52,489 shares of common stock were issued during the year ended December 31, 2022. As of December 31, 2022, 714,091 shares remained available for purchase under the ESPP.

401(k) Plan - Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $2.1 million, $1.8 million, and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

15. Income Tax

For financial reporting purposes, the income (loss) from continuing operations before income taxes included the following components for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
United States	$105,450	$(27,557)	$(45,840)
Foreign	267	(3,084)	(2,865)
Income (loss) before income taxes	$105,717	$(30,641)	$(48,705)

Significant components of the provision (benefit) for income taxes from continuing operations for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	488	90	86
Foreign	—	—	—
	488	90	86
Deferred:
Federal	11,830	(166,706)	(318)
State	2,464	(20,614)	86
Foreign	(1,124)	—	—
	13,170	(187,320)	(232)
Total	$13,658	$(187,230)	$(146)

The provision (benefit) for income taxes from continuing operations differs from income taxes computed at the federal statutory tax rates for the years ended December 31, 2022, 2021, and 2020 as a result of the following items:

	For the Years Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Change in valuation allowance	(10.9)	595.5	(48.9)
State income taxes-net of federal tax benefit	4.0	3.2	14.0
R&D credit	(0.4)	8.3	—
Excess tax benefits on stock-based compensation	(2.0)	(3.0)	1.2
Loss on settlement of 2022 Convertible Notes	—	(12.9)	—
Other	1.2	(1.1)	13.0
Effective tax rate	12.9%	611.0%	0.3%

Components of the net deferred income tax asset as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Deferred income tax assets:
Compensation accruals	$2,912	$2,492
Stock options	8,483	7,839
Inventory	990	823
Warranty reserves	565	609
Fixed assets	6,438	5,821
Capital loss	10,425	10,425
Deferred revenue	18	184
Federal net operating loss (NOL)	118,043	144,591
State NOL	26,033	29,690
Foreign NOL	14,430	15,478
Interest carryforward	67,644	71,778
UNICAP adjustment	4,739	1,070
Finite-lived intangible assets	3,334	3,374
Operating lease liability	21,744	21,118
R&D credit	3,005	2,538
Section 174 costs	4,624	—
Other	4,802	4,983
Total deferred income tax assets	298,229	322,813
Deferred income tax liabilities:
Indefinite-lived intangible assets	(9,138)	(8,043)
Right-of-use asset	(18,525)	(17,684)
Interest rate cap valuation	(10,213)	(909)
Other	(226)	(324)
Total deferred income tax liabilities	(38,102)	(26,960)
Total deferred income tax	260,127	295,853
Valuation allowance	(97,470)	(110,720)
Net deferred income tax asset	$162,657	$185,133

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. Based on our most recent assessment, for the year ended December 31, 2022, we released $11.4 million of the valuation allowance for the portion of our deferred income tax assets that we are more likely than not going to utilize. As of December 31, 2022, we can demonstrate an estimate of objectively verifiable future income based on the prior three years of pre-tax income from continuing operations, adjusted for the change in interest expense resulting from the Refinancing and the settlement of the 2022 Convertible Notes. This estimate of future income, along with our assessment of the other positive and negative evidence considered, supports the release of a portion of the valuation allowance. The remaining valuation allowance is still required for deferred tax assets related to certain state and foreign NOLs, capital losses, and the Section 163(j) interest limitation carryforward as it was more likely than not as of December 31, 2022 that these deferred tax assets will not be realized. If we continue to sustain our current operating performance, additional reversals of our valuation allowance could occur within the next twelve months.

As of December 31, 2022, the federal net operating loss (“NOL”) carryforward amount was approximately $562 million, the state NOL carryforward amount was approximately $448 million and the Section 163(j) interest limitation carryforward amount was $292 million. The federal NOLs will begin to expire in 2032. The state NOLs expire in various tax years beginning in 2023. The interest carryforward does not expire. As of December 31, 2022, the Canadian NOL carryforward amount was approximately $54 million, and it will begin to expire in 2032.

Utilization of our NOL, interest and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the NOL and tax credit carryforwards before their utilization. The interest carryforward arises from the Tax Cuts and Jobs Act and generally limits the interest expense deduction to 30% of income (loss) attributable to common stock before interest expense, interest income, income taxes and depreciation and amortization for tax years 2018 to 2021 and 30% of income (loss) attributable to common stock before interest expense, interest income and income taxes for 2022 and subsequent years. The interest carryforward will not expire as it may be carried forward indefinitely.

Uncertain Tax Positions - As of December 31, 2022, the total amount of gross unrecognized tax benefits was $0.8 million, which, if recognized, would impact the Company's effective tax rate. As of December 31, 2021, we did not have any gross unrecognized tax benefits.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties for the year ended December 31, 2022 is as follows (in thousands):

For the Year Ended December 31,
2022
Beginning balances	$—
Increases related to tax positions taken during a prior year	555
Decreases related to tax positions taken during a prior year	—
Increases related to tax positions taken during the current year	244
Decreases related to settlements with taxing authorities	—
Decreases related to expiration of the statute of limitations	—
Ending balances	$799

We are subject to taxation and file income tax returns in the United States federal jurisdiction and many states and Canada. With few exceptions, as of December 31, 2022, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2019.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the years ended December 31, 2022, 2021 or 2020. As of December 31, 2022 and 2021, we did not have a liability recorded for interest or potential penalties.

We do not expect a change in the unrecognized tax benefits within the next 12 months.

16. Leases

The following is a summary of our lease expense included in the consolidated statement of operations (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Operating lease cost	$14,964	$13,203	$11,688
Finance lease cost:
Amortization of leased assets	156	35	230
Interest on lease liabilities	40	50	113
Total lease cost	$15,160	$13,288	$12,031

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Years Ended December 31,
	2022	2021	2020
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$15,194	$13,930	$12,733
Operating cash flows used in finance leases	$40	$51	$113
Financing cash flows used in finance leases	$184	$145	$546
Non-cash items:
Operating leases obtained	$13,547	$43,148	$5,342
Finance leases obtained	$11	$—	$428
Weighted average remaining lease term
Operating leases	8 years	9 years	7 years
Finance leases	1 year	2 years	2 years
Weighted average discount rate
Operating leases	6.7%	7.0%	11.2%
Finance leases	17.0%	18.6%	10.5%

Annual future minimum lease payments as of December 31, 2022 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2023	$14,499	$141
2024	15,087	4
2025	14,227	2
2026	14,048	—
2027	13,191	—
Thereafter	42,630	—
Total future minimum lease payments	113,682	147
Less: Amount representing interest	(25,347)	(9)
Present value of net minimum lease payments	$88,335	$138
Reported as of December 31, 2022
Accrued liabilities	$9,094	$133
Non-current operating lease liabilities	79,241	—
Other non-current liabilities	—	5
Total lease liabilities	$88,335	$138

As of December 31, 2022, there were no significant leases which had not yet commenced.

17. Commitments and Contingencies

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

Derivative Litigation – On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the Court, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each then-current member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer, its then-current President, Commercial Aviation, and its current Chief Executive Officer and Chief Financial Officer. The complaints assert claims under Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and allege misrepresentations or omissions by us purporting to relate to the 2Ku antenna’s reliability and installation and remediation costs, as well as allegedly excessive bonuses, stock options, and other compensation paid to current officers and directors and excessive severance paid to former officers. The plaintiffs seek to recover, on our behalf, an unspecified amount of damages from the individual defendants. The two lawsuits were consolidated and were stayed pending a final disposition of the motion to dismiss in the class action suit and remain stayed. In addition, a purported stockholder has sent a letter to the Company’s Board of Directors, dated June 21, 2021, demanding based on substantially the same allegations, that the Company sue certain current and former Officers for, inter alia, breach of fiduciary duty. The two derivative lawsuits and the litigation demand letter are collectively referred to herein as the “Derivative Matters” and the plaintiffs in the two derivative lawsuits and the purported stockholder who sent the litigation demand letter are collectively referred to herein as the “Stockholders.”

On January 5, 2023, following mediation, the defendants and the Stockholders entered into Stipulation and Agreement of Settlement (the “Derivative Settlement”) under which the Company, in consideration of dismissal of the two derivative lawsuits with prejudice and a release of all claims asserted against the Company and the individual defendants in the Derivative Matters, will implement certain corporate governance initiatives and cause its D&O insurance carrier to pay the Stockholders’ attorneys’ fees. Under the terms of the Derivative Settlement, the defendants will not be required to pay any damages. We have accrued a liability for attorneys’ fees within Accrued liabilities and a corresponding receivable in Prepaid expenses and other current assets in the consolidated balance sheets.

On February 1, 2023, the Court granted preliminary approval of the proposed Derivative Settlement, approved various notices to be disseminated to the Company’s stockholders and the schedule for dissemination, and scheduled a final hearing for April 11, 2023. The Derivative Settlement is conditioned on final Court approval. We believe that the claims are without merit and will continue to defend them vigorously should the Derivative Settlement for any reason not become final.

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents recently issued to the plaintiff. The suit seeks an unspecified amount of compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. Under a schedule agreed upon by the parties, fact discovery and claim construction proceedings will be substantially completed by the end of 2023 or early 2024, and expert discovery by early-to-mid 2024, with dispositive motions to follow. A trial date has been scheduled for April 14, 2025. Also on February 28, 2022, the plaintiff filed a motion (the “PI Motion”) requesting that the Court preliminarily enjoin the Company from making, using, offering to sell or selling the Gogo 5G system. On September 26, 2022, the Court issued an order denying the PI Motion. The plaintiff has appealed the denial to the U.S. Court of Appeals for the Federal Circuit. We expect that briefing for the appeal will be completed by early March of 2023, after which the appellate court will schedule oral argument. We believe that the plaintiff’s claims are without merit and intend to continue to vigorously defend our position in the infringement suit and defend against the appeal. The outcomes of the appeal and the underlying litigation are inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

18. Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedge	Total
Balance at January 1, 2020	$(2,256)	$—	$(2,256)
Other comprehensive income before reclassifications	1,243	—	1,243
Less: income (loss) realized and reclassified to earnings	—	—	—
Net current period comprehensive income	1,243	—	1,243
Balance at December 31, 2020	$(1,013)	$—	$(1,013)
Other comprehensive income before reclassifications	53	2,747	2,800
Less: loss realized and reclassified to earnings	—	(2)	(2)
Net current period comprehensive income	53	2,749	2,802
Balance at December 31, 2021	$(960)	2,749	$1,789
Other comprehensive income (loss) before reclassifications	(265)	34,765	34,500
Less: income realized and reclassified to earnings	—	6,161	6,161
Net current period comprehensive income (loss)	(265)	28,604	28,339
Balance at December 31, 2022	$(1,225)	$31,353	$30,128

19. Condensed Financial Information of Registrant

The following presents the condensed financial information of our parent company on a standalone basis.

Gogo Inc.

Condensed Balance Sheets

(in thousands)

	December 31,	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$37,174	$55,069
Prepaid expenses and other current assets	—	25
Deferred income taxes	172,871	186,041
Total assets	$210,045	$241,135

Liabilities and stockholders’ deficit:
Other current liabilities	$113	$740
Current portion of long-term debt	—	102,370
Investments and payables with subsidiaries	311,801	458,179
Total liabilities	311,914	561,289
Total stockholders’ deficit	(101,869)	(320,154)
Total liabilities and stockholders’ deficit	$210,045	$241,135

Gogo Inc.

Condensed Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Interest income	$(455)	$(6)	$(451)
Interest expense	2,770	9,504	29,318
Loss on extinguishment of debt	—	18,948	—
Other	1	(4)	4
Total other expense	2,316	28,442	28,871
Loss before income taxes	(2,316)	(28,442)	(28,871)
Income tax provision (benefit)	13,658	(187,230)	(146)
Equity (gains) losses of subsidiaries	(108,033)	6,053	221,311
Net income (loss)	$92,059	$152,735	$(250,036)
Comprehensive income (loss)	$92,059	$152,735	$(250,036)

Gogo Inc.

Condensed Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income (loss)	$92,059	$152,735	$(250,036)
Accretion of debt discount	—	—	13,255
Amortization of deferred financing costs	418	1,387	1,781
Loss on extinguishment of debt	—	18,948	—
Subsidiary equity (gains) losses	(108,033)	6,053	221,311
Deferred income taxes	13,170	(187,220)	(232)
Other operating activities	(627)	1,819	(114)
Net cash used in operating activities	(3,013)	(6,278)	(14,035)
Investments and advances with subsidiaries	6,047	11,552	(45,097)
Net cash provided by (used in) investing activities	6,047	11,552	(45,097)
Financing activities:
Repurchase of convertible notes	—	—	(2,498)
Repurchase of common stock	(18,375)	—	—
Stock-based compensation activity	(2,579)	(5,245)	(4,227)
Net cash used in financing activities	(20,954)	(5,245)	(6,725)
Increase (decrease) in cash, cash equivalents and restricted cash	(17,920)	29	(65,857)
Cash, cash equivalents and restricted cash at beginning of period	55,094	55,065	120,922
Cash, cash equivalents and restricted cash at end of period	$37,174	$55,094	$55,065
Cash, cash equivalents and restricted cash at end of period	$37,174	$55,094	$55,065
Less: current restricted cash	—	25	—
Less: non-current restricted cash	—	—	—
Cash and cash equivalents at end of period	$37,174	$55,069	$55,065

20. Discontinued Operations

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

The following table summarizes the results of discontinued operations which are presented as Net loss from discontinued operations, net of tax, in our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Service revenue	$—	$—	$192,616
Equipment revenue	—	—	40,483
Total revenue	—	—	233,099
Operating expenses:
Cost of service revenue (exclusive of items shown below)	—	—	145,958
Cost of equipment revenue (exclusive of items shown below)	—	—	33,978
Engineering, design and development	—	—	57,167
Sales and marketing	—	—	24,121
General and administrative	—	6,283	40,551
Impairment of long-lived assets	—	—	47,375
Depreciation and amortization	—	—	119,827
Total operating expenses	—	6,283	468,977
Operating loss	—	(6,283)	(235,878)
Other (income) expense:
Gain on sale of CA business	—	(1,598)	(37,958)
Other (income) expense	—	—	3,134
Total other (income) expense:	—	(1,598)	(34,824)
Loss before income taxes	—	(4,685)	(201,054)
Income tax provision (benefit)	—	(831)	423
Net loss from discontinued operations, net of tax	$—	$(3,854)	$(201,477)

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

Stock-Based Compensation – In August 2020, the Compensation Committee approved modifications to the vesting conditions and exercise periods of outstanding equity compensation awards held by certain of our then-current employees who became employees of Intelsat in the Transaction. These modifications became effective upon the consummation of the Transaction. Pursuant to such modifications, the options and restricted stock units (“RSUs”) held by Intelsat employees generally vested on the earlier of (i) the original vesting date and (ii) December 1, 2021; provided that the employee did not voluntarily resign from and was not terminated for cause by Intelsat prior to such date. Certain of these awards vested based on conditions that are not classified as a service, market or performance condition and as a result such awards were classified as a liability. Other than mark-to-market adjustments, all costs related to stock-based compensation for our prior employees who became employees of Intelsat in the Transaction were recognized as of December 31, 2020. For the year ended December 31, 2021, $24.0 million was reclassified from Accrued liabilities to Additional paid-in capital as the awards vested during the period. As of December 31, 2021, there were no remaining liability-classified awards.

The following is a summary of our stock-based compensation expense by operating expense line contained within the results of discontinued operations for the years December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Cost of service revenue	$—	$—	$7,647
Cost of equipment revenue	—	—	—
Engineering, design and development	—	—	5,836
Sales and marketing	—	—	7,911
General and administrative	—	4,817	4,413
Total stock-based compensation expense	$—	$4,817	$25,807

See Note 14, “Stock-Based Compensation and 401(k) Plan,” for additional information on our stock-based compensation plans.

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

We recognized $71.2 million for the year ended December 31, 2020 as a reduction to our cost of service revenue from the amortization of deferred airborne lease incentives.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2022 that are designed to provide reasonable assurance that information required to be disclosed in this report is recorded, processed, summarized and reported within required time periods. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

The management of Gogo, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have assessed the effectiveness of Gogo’s internal control over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2022, which report is included on Page 92 of this Annual Report on Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gogo Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

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

February 28, 2023

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 is incorporated herein by reference.

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans (which includes amounts for both continuing and discontinued operations) as of the end of 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,425,904 (1)	4.36 (2)	7,655,677 (3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,425,904	4.36	7,655,677

(1)
Represents the number of shares associated with options, RSUs and DSUs outstanding as of December 31, 2022.
(2)
Represents the weighted average exercise price of the 4,012,761 options disclosed in column (a).
(3)
Represents the number of shares remaining available for future issuance under our Second Amended and Restated 2016 Omnibus Incentive Plan (6,939,571 shares), 2013 Omnibus Incentive Plan (2,015 shares) and ESPP (714,091 shares). Of this number, only 4,787,000 shares are available for issuance with respect to RSUs, DSUs and other awards based on the full value of stock (rather than an increase in value) under the 2016 Omnibus Plan and 2013 Omnibus Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Part IV

Item 15. Exhibits, Financial Statement Schedules

We have filed the following documents as part of this Annual Report on Form 10-K:

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

4.3	Description of Capital Stock and Registered Securities (incorporated by reference to Exhibit 4.10 to Form 10-K filed on March 11, 2021 (File No. 001-35975))
4.4

Section 382 Rights Agreement, dated as of September 23, 2020, between Gogo Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 23, 2020 (File No. 001-35975))

4.5

Registration Rights Agreement, dated as of April 9, 2021, by and among Gogo Inc., Silver (XII) Holdings, LLC and Silver (Equity) Holdings, LP (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 14, 2021 (File No. 001-35975))

4.6

Amendment to the Registration Rights Agreement, dated as of April 9, 2021, by and between Gogo Inc. (f/k/a AC HoldCo Inc.) and Thorndale Farm Gogo, LLC (as assignee to the interests of the Thorne Investors, as defined therein) (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 14, 2021 (File No. 001-35975))

4.7

Amendment to the Registration Rights Agreement, dated as of May 25, 2021, by and among Gogo Inc., Silver (XII) Holdings, LLC and Silver (Equity) Holdings, LP (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on August 5, 2021 (File No. 001-35975))

4.8

Amendment No. 2 to the Registration Rights Agreement, dated as of March 2, 2022, by and among Gogo Inc., Silver (XII) Holdings, LLC and Silver (Equity) Holdings LP (incorporated by reference to Exhibit 4.10 to Form 10-K filed on March 3, 2022 (File No. 001-35975))

4.9	Amendment No. 1 to Section 382 Rights Agreement, dated as of December 27, 2022, by and between Gogo Inc. and Computershare Trust Company, N.A., as rights agent
10.1.1†

Qualcomm Technologies, Inc. Master Software Agreement, dated June 13, 2018, by and between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.48 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.1.2†

Qualcomm Technologies, Inc. AMSS6695 Software Addendum to Master Software Agreement, dated June 13, 2018, by and between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.49 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.1.3†

Access Point Patent License Agreement, dated July 6, 2018, by and between Qualcomm Incorporated and Gogo LLC (incorporated by reference to Exhibit 10.1.50 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.1.4†

ATG Network Sharing Agreement, dated as of December 1, 2020, by and between Gogo Business Aviation LLC and Gogo LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 1, 2020 (File No. 001-35975))

10.1.5†

Master Services Agreement, dated as of November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc. (incorporated by reference to Exhibit 10.1.5 to Form 10-K filed on March 11, 2021 (File No. 001-35975))

10.1.6†

Supply and Product Support Agreement, dated as of November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc. (incorporated by reference to Exhibit 10.1.6 to Form 10-K filed on March 11, 2021 (File No. 001-35975))

10.1.7†

Master Services Agreement, dated as of May 21, 2022, by and between Gogo Business Aviation LLC and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 26, 2022 (File No. 001-35975))

10.1.8†

Supply and Product Support Agreement, dated as of June 6, 2022, by and between Gogo Business Aviation LLC and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 14, 2022 (File No. 001-35975))

10.2.1#

Employment Agreement, by and between Gogo Business Aviation LLC, as assignee of Gogo LLC, and Barry Rowan, effective as of April 24, 2017 (incorporated by reference to Exhibit 10.2.14 to Form 10-Q filed on May 4, 2017 (File No. 001-35975))

10.2.2#

Change in Control Severance Agreement, dated as of April 24, 2017, by and between Gogo Inc. and Barry Rowan (incorporated by reference to Exhibit 10.2.15 to Form 10-Q filed on May 4, 2017 (File No. 001-35975))

10.2.3#

Employment Agreement, dated March 4, 2018, between Gogo Inc., Gogo Business Aviation LLC, as assignee of Gogo LLC, and Oakleigh Thorne (incorporated by reference to Exhibit 10.2.12 to Form 10-Q filed on May 4, 2018 (File No. 001-35975))

10.2.4#

Form of Change in Control Severance Agreement, for named executive officers other than Oakleigh Thorne, Barry Rowan and Jessica Betjemann (incorporated by reference to Exhibit 10.2.10 to Form 10-K filed on March 13, 2020 (File No. 001-25975))

10.2.5#

Amendment No. 1 to the Form of Change in Control Severance Agreement for named executive officers other than Oakleigh Thorne and Barry Rowan (incorporated by reference to Exhibit 10.2.18 to Form 10-Q filed on May 4, 2018 (File No. 001-35975))

10.2.6#

Employment Agreement, dated as of January 1, 2008, between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC) and Marguerite Elias (incorporated by reference to Exhibit 10.2.20 to Form 10-Q filed on May 9, 2019 (File No. 001-35975))

10.2.7#

Amendment No. 1 to the Employment Agreement, between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC) and Marguerite Elias, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.2.21 to Form 10-Q filed on May 9, 2019 (File No. 001-35975))

10.2.8#

Amendment No. 2 to the Employment Agreement, between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC) and Marguerite Elias, effective as of November 30, 2017 (incorporated by reference to Exhibit 10.2.22 to Form 10-Q filed on May 9, 2019 (File No. 001-35975))

10.2.9#	Director Compensation Policy, effective March 4, 2021 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on May 6, 2021 (File No. 001-35975))
10.2.10#

Amended and Restated Employment Agreement, dated as of February 10, 2020, between Gogo LLC and Karen Jackson (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 5, 2021 (File No. 001-35795))

10.2.11#

Employment Agreement, dated as of August 27, 2018, between Gogo Business Aviation LLC and Sergio Aguirre (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 5, 2021 (File No. 001-35795))

10.2.12#	Form of Director Deferred Share Unit Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on August 5, 2021 (File No. 001-35795))
10.2.13#	Amendment to Non-Employee Director Options and Deferred Stock Units (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on August 5, 2021 (File No. 001-35795))
10.2.14#

Amendment No. 1, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC), and Oakleigh Thorne (incorporated by reference to Exhibit 10.2.1 to Form 10-Q filed on May 5, 2022 (File No. 001-35975))

10.2.15#

Amendment No. 1, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC), and Barry Rowan (incorporated by reference to Exhibit 10.2.2 to Form 10-Q filed on May 5, 2022 (File No. 001-35975))

10.2.16#

Amendment No. 1, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC and Sergio Aguirre (incorporated by reference to Exhibit 10.2.3 to Form 10-Q filed on May 5, 2022 (File No.

001-35975))

10.2.17#

Amendment No. 3, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC), and Marguerite Elias (incorporated by reference to Exhibit 10.2.4 to Form 10-Q filed on May 5, 2022 (File No. 001-35975))

10.2.18#

Amendment No. 1, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC), and Karen Jackson (incorporated by reference to Exhibit 10.2.5 to Form 10-Q filed on May 5, 2022 (File No. 001-35975))

10.2.19#

Employment Agreement, effective as of March 11, 2023, by and between Gogo Business Aviation LLC and Jessica Betjemann (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 14, 2023 (File No. 001-35975))

10.2.20#

Change in Control Severance Agreement, effective as of March 11, 2023, by and between Gogo Inc. and Jessica Betjemann (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 14, 2023 (File No. 001-35975))

10.2.21#	Employment Agreement, effective as of November 2, 2022, by and between Gogo Business Aviation LLC and Crystal Gordon
10.2.22#	Change in Control Severance Agreement, effective as of November 2, 2022, by and between Gogo Inc. and Crystal Gordon
10.3.1#	Aircell Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.3.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
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

10.4.1#	Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.4.2#	Form of Stock Option Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.4.3#	Form of Restricted Stock Unit Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.3 to Form 10-K filed on February 27, 2015 (File No. 001-35975))
10.4.4#	Form of Restricted Stock Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.4 to Form 10-K filed on February 27, 2015 (File No. 001-35975))
10.4.5#	Form of Stock Option Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.6 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))
10.4.6#	Form of Performance Stock Option Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.7 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))
10.4.7#	Form of Restricted Stock Unit Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.8 to Form 10-Q filed on August 4, 2016 (File No.001-35975))
10.4.8#	Form of Performance Restricted Stock Unit Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.9 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))
10.4.9#	Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the definitive proxy statement on Schedule 14A filed on April 27, 2018 (File No. 001-35975))
10.4.10#	Second Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.1 to Form 10-Q filed on August 5, 2022 (File No. 001-35975))
10.4.11#

Form of Restricted Stock Unit Agreement for Second Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.402 to Form 10-Q filed on November 3, 2022 (File No. 001-35975))

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

10.9.1

Credit Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.9.2

Guarantee Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.9.3

Collateral Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.9.4	First Amendment to Credit Agreement, dated as of February 2, 2023, among Gogo Inc., Gogo Intermediate Holdings LLC and Morgan Stanley Senior Funding, Inc., as administrative agent
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gogo Inc. (the registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

Gogo Inc.
By:	/s/ Oakleigh Thorne
Name:	Oakleigh Thorne
Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry Rowan and Crystal L. Gordon, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Gogo Inc. and in the capacities indicated, on February 28, 2023.

Signature	Title

/s/ Oakleigh Thorne	Chief Executive Officer and Chairman of the Board
Oakleigh Thorne	(Principal Executive Officer)

/s/ Barry Rowan	Executive Vice President and Chief Financial Officer
Barry Rowan	(Principal Financial Officer)

/s/ Jessica G. Betjemann	Senior Vice President, Finance, Chief Accounting Officer and Treasurer
Jessica G. Betjemann	(Principal Accounting Officer)

/s/ Mark Anderson	Director
Mark Anderson

/s/ Robert L. Crandall	Director
Robert L. Crandall

/s/ Hugh W. Jones	Lead Independent Director
Hugh W. Jones

/s/ Michele Coleman Mayes	Director
Michele Coleman Mayes

/s/ Robert H. Mundheim	Director
Robert H. Mundheim

/s/ Christopher D. Payne	Director
Christopher D. Payne

/s/ Charles C. Townsend	Director
Charles C. Townsend

/s/ Harris N. Williams	Director
Harris N. Williams