Form 10-Q
period 2023-03-31
Gogo Inc.
filed 2023-05-03
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023

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

As of April 28, 2023, 128,586,011 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$163,266	$150,550
Short-term investments	24,728	24,796
Total cash, cash equivalents and short-term investments	187,994	175,346
Accounts receivable, net of allowances of $1,532 and $1,778, respectively	46,698	54,210
Inventories	54,496	49,493
Prepaid expenses and other current assets	46,259	45,100
Total current assets	335,447	324,149
Non-current assets:
Property and equipment, net	104,685	104,595
Intangible assets, net	50,444	49,509
Operating lease right-of-use assets	73,468	75,261
Other non-current assets, net of allowances of $487 and $501, respectively	34,478	43,355
Deferred income taxes	160,716	162,657
Total non-current assets	423,791	435,377
Total assets	$759,238	$759,526
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$14,487	$13,646
Accrued liabilities	49,300	60,056
Deferred revenue	2,357	3,418
Current portion of long-term debt	7,250	7,250
Total current liabilities	73,394	84,370
Non-current liabilities:
Long-term debt	688,991	690,173
Non-current operating lease liabilities	77,265	79,241
Other non-current liabilities	7,731	7,611
Total non-current liabilities	773,987	777,025
Total liabilities	847,381	861,395
Commitments and contingencies (Note 11)
Stockholders’ deficit
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 137,276,484 and 136,531,362 shares issued at March 31, 2023 and December 31, 2022, respectively; and 128,585,935 and 127,840,813 shares outstanding at March 31, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	1,386,295	1,385,933
Accumulated other comprehensive income	23,043	30,128
Treasury stock, at cost	(158,375)	(158,375)
Accumulated deficit	(1,339,120)	(1,359,569)
Total stockholders’ deficit	(88,143)	(101,869)
Total liabilities and stockholders’ deficit	$759,238	$759,526

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenue:
Service revenue	$78,499	$70,667
Equipment revenue	20,098	22,083
Total revenue	98,597	92,750
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	16,797	14,634
Cost of equipment revenue (exclusive of amounts shown below)	18,126	14,281
Engineering, design and development	7,879	5,406
Sales and marketing	6,877	6,231
General and administrative	14,199	13,458
Depreciation and amortization	2,791	3,791
Total operating expenses	66,669	57,801
Operating income	31,928	34,949
Other expense (income):
Interest income	(1,916)	(47)
Interest expense	8,976	10,889
Other expense (income), net	31	(26)
Total other expense	7,091	10,816
Income before income taxes	24,837	24,133
Income tax provision	4,388	1,937
Net income	$20,449	$22,196

Net income attributable to common stock per share:
Basic	$0.16	$0.20
Diluted	$0.15	$0.18
Weighted average number of shares:
Basic	129,136	111,414
Diluted	133,602	134,095

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Net income	$20,449	$22,196
Other comprehensive income (loss), net of tax
Currency translation adjustments	$75	$111
Cash flow hedges:
Amount recognized in other comprehensive income (loss)	(2,439)	16,053
Less: income (loss) realized and reclassified to earnings	4,721	(8)
Changes in fair value of cash flow hedges	(7,160)	16,061
Other comprehensive income (loss), net of tax	(7,085)	16,172
Comprehensive income	$13,364	$38,368

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$20,449	$22,196
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,791	3,791
Loss on asset disposals, abandonments and write-downs	107	14
Provision for expected credit losses	93	259
Deferred income taxes	4,273	1,887
Stock-based compensation expense	5,041	4,007
Amortization of deferred financing costs and interest rate caps	764	947
Accretion of debt discount	108	115
Changes in operating assets and liabilities:
Accounts receivable	7,405	(4,571)
Inventories	(5,003)	(2,491)
Prepaid expenses and other current assets	(8,632)	392
Contract assets	557	(2,407)
Accounts payable	1,191	(857)
Accrued liabilities	(9,620)	(5,926)
Deferred revenue	(1,054)	(226)
Accrued interest	130	1,349
Other non-current assets and liabilities	(86)	(613)
Net cash provided by operating activities	18,514	17,866
Investing activities:
Purchases of property and equipment	(3,112)	(7,598)
Acquisition of intangible assets—capitalized software	(1,484)	(1,457)
Proceeds from interest rate caps	6,087	—
Redemptions of short-term investments	24,796	—
Purchases of short-term investments	(24,728)	—
Net cash provided by (used in) investing activities	1,559	(9,055)
Financing activities:
Payments on term loan	(1,813)	(1,813)
Payments on financing leases	(57)	(43)
Stock-based compensation activity	(5,575)	(23)
Net cash used in financing activities	(7,445)	(1,879)
Effect of exchange rate changes on cash	88	(16)
Increase in cash, cash equivalents and restricted cash	12,716	6,916
Cash, cash equivalents and restricted cash at beginning of period	150,880	146,268
Cash, cash equivalents and restricted cash at end of period	$163,596	$153,184
Cash, cash equivalents and restricted cash at end of period	$163,596	$153,184
Less: current restricted cash	—	25
Less: non-current restricted cash	330	330
Cash and cash equivalents at end of period	$163,266	$152,829
Supplemental cash flow information:
Cash paid for interest	$15,014	$8,577
Cash paid for taxes	12	—
Non-cash investing activities:
Purchases of property and equipment in current liabilities	$9,973	$7,993

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended March 31, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2023	127,840,813	$14	$1,385,933	$30,128	$(1,359,569)	8,690,549	$(158,375)	$(101,869)
Net income	—	—	—	—	20,449	—	—	20,449
Currency translation adjustments, net of tax	—	—	—	75	—	—	—	75
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(7,160)	—	—	—	(7,160)
Stock-based compensation expense	—	—	5,041	—	—	—	—	5,041
Issuance of common stock upon exercise of stock options	68,520	—	179	—	—	—	—	179
Issuance of common stock upon vesting of restricted stock units	664,020	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(5,037)	—	—	—	—	(5,037)
Issuance of common stock in connection with employee stock purchase plan	12,582	—	179	—	—	—	—	179
Balance at March 31, 2023	128,585,935	$14	$1,386,295	$23,043	$(1,339,120)	8,690,549	$(158,375)	$(88,143)

	For the Three Months Ended March 31, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2022	110,791,954	$11	$1,258,477	$1,789	$(1,451,628)	6,615,449	$(128,803)	$(320,154)
Net income	—	—	—	—	22,196	—	—	22,196
Currency translation adjustments, net of tax	—	—	—	111	—	—	—	111
Fair value adjustments of cash flow hedge, net of tax	—	—	—	16,061	—	—	—	16,061
Stock-based compensation expense	—	—	4,007	—	—	—	—	4,007
Issuance of common stock upon exercise of stock options	423,583	—	1,106	—	—	—	—	1,106
Issuance of common stock upon vesting of restricted stock units	555,234	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(4,516)	—	—	—	—	(4,516)
Issuance of common stock in connection with employee stock purchase plan	13,446	—	149	—	—	—	—	149
Balance at March 31, 2022	111,784,217	$11	$1,259,223	$17,961	$(1,429,432)	6,615,449	$(128,803)	$(281,040)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation

The Business - Gogo Inc. (“Gogo,” the “Company,” “we,” “us,” or “our”) is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We expect to commercially launch our fourth ATG network – Gogo 5G – in the fourth quarter of 2023. We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. In May 2022, in order to further serve our existing customers and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service designed for business aviation (“Global Broadband”). The service will use an electronically steered antenna, specifically designed to address a broad range of business aviation aircraft, operating on a low earth orbit (“LEO”) satellite network and is targeted for commercial launch in the second half of 2024.

Basis of Presentation - The accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “2022 10-K”). These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

We had one class of common stock outstanding as of March 31, 2023 and December 31, 2022.

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

Shareholder Rights Plan – On September 23, 2020, our Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent. The Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the shares of the Company’s common stock then-outstanding. On April 27, 2023, the Board of Directors granted a request by the Vanguard Group Inc. (“Vanguard”) that it be deemed an “Exempt Person” under the Rights Agreement, subject to Vanguard satisfying certain ownership conditions, including that neither Vanguard Group Inc. nor any subsidiary or individual fund will have an economic interest of 4.9% or more of the Company’s common stock.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

2.
Revenue Recognition

Remaining performance obligations

As of March 31, 2023, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $91 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $74 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. The remaining $17 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next two years.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Service revenue
Connectivity	$77,246	$69,495
Entertainment and other	1,253	1,172
Total service revenue	$78,499	$70,667
Equipment revenue
ATG	$15,556	$17,948
Narrowband satellite	2,651	3,206
Other	1,891	929
Total equipment revenue	$20,098	$22,083
Customer type
Aircraft owner/operator/service provider	$78,499	$70,667
OEM and aftermarket dealer	20,098	22,083
Total revenue	$98,597	$92,750

Contract balances

Our current and non-current contract asset balances totaled $19.3 million and $19.9 million as of March 31, 2023 and December 31, 2022, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $2.4 million and $3.4 million as of March 31, 2023 and December 31, 2022, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products.

Major Customers

No customer accounted for more than 10% of revenue during the three-month periods ended March 31, 2023 and 2022 and no customer accounted for more than 10% of accounts receivable as of March 31, 2023 or December 31, 2022.

3.
Earnings Per Share

Basic and diluted earnings per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 6, “Long-Term Debt and Other Liabilities”) were considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings were allocated between common shares and participating securities on a one-to-one basis. The calculation of weighted average shares outstanding as of March 31, 2022 excluded approximately 0.6 million shares associated with the Forward Transactions. As of March 31, 2023, there were no outstanding shares associated with the Forward Transactions. Refer to Note 6, “Long-Term Debt and Other Liabilities,” for further information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units, restricted stock units and convertible notes when the computation is anti-dilutive. For the three-month periods ended March 31, 2023 and 2022, the weighted average number of shares excluded from the computation was 0.6 million and 0.2 million, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2023 and 2022; however, for the reasons and periods described above, the shares of common stock associated with the Forward Transactions were excluded from the computation of basic earnings per share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2023			2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$20,449			$22,196
Less: participation rights on Forward Transactions	—			113

Basic earnings per share
Undistributed income	$20,449	129,136	$0.16	$22,083	111,414	$0.20

Effect of dilutive securities
Stock-based compensation	—	4,466		—	5,550
2022 Convertible Notes	—	—		1,819	17,131

Diluted earnings per share
Undistributed income and assumed conversions	$20,449	133,602	$0.15	$23,902	134,095	$0.18

Earnings per share - basic			$0.16			$0.20
Earnings per share - diluted			$0.15			$0.18

4.
Composition of Certain Balance Sheet Accounts

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis. As a result of our determination to participate in the FCC Reimbursement Program (as defined and described in Note 16, “Government Assistance”), the Company wrote down the net realizable value of certain inventory by approximately $1.3 million for the three-month period ended March 31, 2023. The write-off charge is included in Cost of equipment revenue in our Unaudited Condensed Consolidated Statements of Operations.

Inventories as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Work-in-process component parts	$36,362	$34,840
Finished goods	18,134	14,653
Total inventory	$54,496	$49,493

Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Interest rate caps and receivable	$27,113	$28,496
Contract assets	6,796	6,494
Prepaid inventories	2,917	2,901
Other	9,433	7,209
Total prepaid expenses and other current assets	$46,259	$45,100

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Property and equipment as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Office equipment, furniture, fixtures and other	$17,457	$17,242
Leasehold improvements	15,419	15,357
Network equipment	180,934	179,363
	213,810	211,962
Accumulated depreciation	(109,125)	(107,367)
Total property and equipment, net	$104,685	$104,595

Other non-current assets as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Contract assets, net of allowances of $487 and $501, respectively	$12,530	$13,376
Interest rate caps	17,639	25,578
Revolving credit facility deferred financing costs	1,338	1,445
Other	2,971	2,956
Total other non-current assets	$34,478	$43,355

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued liabilities as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Accrued interest	$10,008	$9,878
Operating leases	9,445	9,094
Employee compensation and benefits	8,502	19,235
Network equipment	8,434	8,748
Warranty reserve	2,800	2,300
Taxes	2,272	2,282
Other	7,839	8,519
Total accrued liabilities	$49,300	$60,056

5.
Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets. Intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment test of our indefinite-lived intangible assets during the fourth quarter of each fiscal year, and the results from the test performed in the fourth quarter of 2022 indicated no impairment. We also reevaluate the useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

As of both March 31, 2023 and December 31, 2022, our goodwill balance was $0.6 million.

Our intangible assets, other than goodwill, as of March 31, 2023 and December 31, 2022 were as follows (in thousands, except for weighted average remaining useful life):

		As of March 31, 2023			As of December 31, 2022
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	6.5	$61,468	$(44,551)	$16,917	$59,932	$(43,950)	$15,982
Other intangible assets	8.0	624	—	624	624	—	624
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—
Total amortized intangible assets		76,897	(59,356)	17,541	75,361	(58,755)	16,606
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283
Total intangible assets		$109,180	$(59,356)	$49,824	$107,644	$(58,755)	$48,889

Amortization expense was $0.6 million and $1.9 million for the three-month periods ended March 31, 2023 and 2022, respectively.

Amortization expense for the remainder of 2023, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2023 (period from April 1 to December 31)	$1,918
2024	$2,566
2025	$2,460
2026	$2,361
2027	$2,141
Thereafter	$6,095

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

6.
Long-Term Debt and Other Liabilities

Long-term debt as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

	March 31,	December 31,
	2023	2022
Term Loan Facility	$709,559	$711,263
Less: deferred financing costs	(13,318)	(13,840)
Less: current portion of long-term debt	(7,250)	(7,250)
Total long-term debt	$688,991	$690,173

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

On February 2, 2023, Gogo and GIH entered into an amendment to the Original 2021 Credit Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, which replaced all references in the Original 2021 Credit Agreement to LIBOR in respect of the applicable interest rates for the Facilities with an adjusted term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”), plus a credit spread adjustment recommended by the Alternative Reference Rates Committee.

The Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the Term Loan Facility on April 30, 2028. There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on April 30, 2026.

The Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.75%) plus an applicable margin of 3.75% and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin of 2.75%.

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of March 31, 2023, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

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

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, the outstanding principal amount of the Term Loan Facility was $712.3 million and $714.1 million, respectively, the unaccreted debt discount was $2.7 million and $2.8 million, respectively, and the net carrying amount was $709.6 million and $711.3 million, respectively. On May 3, 2023, the Company paid $100 million of the outstanding principal amount of the Term Loan Facility.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the Facilities. Total amortization expense was $0.6 million and $0.7 million for the three-month periods ended March 31, 2023 and 2022, respectively, and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, the balance of unamortized deferred financing costs related to the Facilities was $14.7 million and $15.3 million, respectively.

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

2022 Convertible Notes

In 2018, we issued $237.8 million aggregate principal amount of 6.00% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) in private offerings to qualified institutional buyers, including pursuant to Rule 144A under the Securities Act, and in concurrent private placements.

In 2021, $135.0 million aggregate principal amount of 2022 Convertible Notes was converted by holders and settled through the issuance of 24,353,006 shares of common stock.

In May 2022, the remaining $102.8 million aggregate principal amount of 2022 Convertible Notes was converted by holders into 17,131,332 shares of common stock. Thorndale Farm Private Equity Fund 2, LLC, an entity affiliated with our Chairman and Chief Executive Officer, held $8.0 million aggregate principal amount of 2022 Convertible Notes that was converted into 1,333,333 shares of common stock.

We incurred approximately $8.1 million of issuance costs related to the 2022 Convertible Notes that were amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.3 million for the three-month period ended March 31, 2022 and is included in Interest expense in the Unaudited Condensed Consolidated Statements of Operations. As of December 31, 2022, there were no unamortized deferred financing costs related to the 2022 Convertible Notes. See Note 9, “Interest Costs,” for additional information.

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

On December 11, 2019, we entered into an amendment to one of the Forward Transactions (the “Amended and Restated Forward Transaction”) to extend the expected settlement date with respect to approximately 2.1 million shares of common stock held by one of the Forward Counterparties, JPMorgan Chase Bank, National Association (the “2022 Forward Counterparty”), to correspond with the May 15, 2022 maturity date for the 2022 Convertible Notes. As a result of the Forward Transactions, total shareholders’ equity within our consolidated balance sheets was reduced by approximately $140.0 million. In March 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions. In April 2021, approximately 1.5 million shares of common stock were delivered to us in connection with the Amended and Restated Forward Transaction. In May 2022, the approximately 0.6 million shares that were remaining under the Amended and Restated Forward Transaction were delivered to us, and there are no additional prepaid forward stock repurchase transactions outstanding.

7.
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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three-month periods ended March 31, 2023 and 2022. We estimate that approximately $2.2 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statement of Cash Flows as investing activities.

For the three-month period ended March 31, 2023, we recorded a decrease in fair value on the interest rate caps of $7.3 million, net of tax of $2.3 million, and for the three-month period ended March 31, 2022, the increase in fair value was $16.1 million, net of tax of $5.3 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		March 31,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2023	2022
Current portion of interest rate caps	Prepaid expenses and other current assets	$22,772	$24,459
Non-current portion of interest rate caps	Other non-current assets	$17,639	$25,578

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

8.
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

Refer to Note 7, “Derivative Instruments and Hedging Activities,” for fair value information relating to our interest rate caps.

Long-Term Debt:

As of March 31, 2023 and December 31, 2022, our only financial asset or liability disclosed but not measured at fair value is the Term Loan Facility, which is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurement is classified as Level 2 within the fair value hierarchy since it is based on quoted market prices of our instrument in markets that are not active. We estimated the fair value of the Term Loan Facility by calculating the upfront cash payment a market participant would require to assume the obligation. The upfront cash payment used in the calculation of fair value on our March 31, 2023 Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, is the amount that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility.

The fair value and carrying value of long-term debt as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023			December 31, 2022
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Term Loan Facility	$708,000	$709,559	(2)	$708,000	$711,263	(2)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $2.7 million and $2.8 million as of March 31, 2023 and December 31, 2022, respectively. See Note 6, “Long-Term Debt and Other Liabilities,” for further information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

9.
Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Interest costs charged to expense	$14,497	$9,827
Amortization of deferred financing costs	630	939
Amortization of the purchase price of interest rate caps	134	8
Interest rate cap benefit	(6,393)	—
Accretion of debt discount	108	115
Interest expense	8,976	10,889
Interest costs capitalized to property and equipment	497	40
Interest costs capitalized to software	157	97
Total interest costs	$9,630	$11,026

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

10.
Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. Lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements primarily related to cell sites and office space. Certain cell site and office space leases have renewal option terms that have been deemed reasonably certain to be exercised. These renewal options extend a lease by up to 15 years. We recognize operating lease expense on a straight-line basis over the lease term. As of March 31, 2023, there were no significant leases which had not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost	$3,938	$3,546
Financing lease cost:
Amortization of leased assets	39	38
Interest on lease liabilities	5	13
Total lease cost	$3,982	$3,597

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Three Months Ended March 31,
	2023	2022
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$3,969	$3,496
Operating cash flows used in financing leases	$5	$13
Financing cash flows used in financing leases	$57	$43
Non-cash items:
Operating leases obtained	$718	$2,269
Financing leases obtained	$—	$—
Weighted average remaining lease term
Operating leases	8 years	9 years
Financing leases	1 year	1 year
Weighted average discount rate
Operating leases	6.7%	6.9%
Financing leases	16.6%	17.9%

Annual future minimum lease payments as of March 31, 2023 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2023 (period from April 1 to December 31)	$10,877	$79
2024	15,256	4
2025	14,402	2
2026	14,229	—
2027	13,377	—
Thereafter	42,644	—
Total future minimum lease payments	110,785	85
Less: Amount representing interest	(24,075)	(4)
Present value of net minimum lease payments	$86,710	$81
Reported as of March 31, 2023
Accrued liabilities	$9,445	$76
Non-current operating lease liabilities	77,265	—
Other non-current liabilities	—	5
Total lease liabilities	$86,710	$81

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

In June 2022, we and Hughes entered into a supply and product support agreement (the “SPSA”), providing for our purchase from Hughes of airborne antennas for use on a LEO satellite network, and the performance by Hughes of services related thereto. Under the SPSA, we commit to purchase, over a seven-year period that will begin on completion of a project milestone currently expected to occur at the end of 2024, antennas with an estimated aggregate purchase price of approximately $170 million. During the contractual seven-year period, Hughes may not sell substantially similar equipment to other purchasers in our primary target market. In March 2023, we amended the SPSA, pursuant to which, we committed to purchase, over a seven-year period that will begin on completion of a project milestone currently expected to occur in mid-2025, additional equipment with an estimated aggregate purchase price of approximately $102 million.

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

On January 5, 2023, following mediation, the defendants and the Stockholders entered into a Stipulation and Agreement of Settlement (the “Derivative Settlement”) under which the Company, in consideration of dismissal of the two derivative lawsuits with prejudice and a release of all claims asserted against the Company and the individual defendants in the Derivative Matters, will implement certain corporate governance initiatives and cause its D&O insurance carrier to pay the Stockholders’ attorneys’ fees. Under the terms of the Derivative Settlement, the defendants will not be required to pay any damages. We had accrued a liability for attorneys’ fees within Accrued liabilities and a corresponding receivable in Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets as of December 21, 2022.

On February 1, 2023, the Court granted preliminary approval of the proposed Derivative Settlement, approved various notices to be disseminated to the Company’s stockholders and the schedule for dissemination. On April 11, 2023, the Court issued final judgment approving the Derivative Settlement. The Company released the accrued liability and corresponding receivable for attorneys’ fees as of March 31, 2023. Pursuant to the terms of the Derivative Settlement, the Company is required to implement certain governance changes by May 11, 2023.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents recently issued to the plaintiff. The suit seeks an unspecified amount of compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. Under a schedule agreed upon by the parties, fact discovery and claim construction proceedings will be substantially completed by the end of 2023 or early 2024, and expert discovery by early-to-mid 2024, with dispositive motions to follow. A trial date has been scheduled for April 14, 2025. Also on February 28, 2022, the plaintiff filed a motion (the “PI Motion”) requesting that the Court preliminarily enjoin the Company from making, using, offering to sell or selling the Gogo 5G system. On September 26, 2022, the Court issued an order denying the PI Motion. The plaintiff has appealed the denial to the U.S. Court of Appeals for the Federal Circuit. Briefing for the appeal is complete and the appellate court scheduled the oral argument for June 5, 2023. We believe that the plaintiff’s claims are without merit and intend to continue to vigorously defend our position in the infringement suit and defend against the appeal. The outcomes of the appeal and the underlying litigation are inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

12.
Income Tax

The effective income tax rates for the three-month periods ended March 31, 2023 and 2022 were 17.7% and 8.0%, respectively. For the three-month period ended March 31, 2023, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a partial release of the valuation allowance on our deferred income tax assets and tax benefits for research and development tax credits and stock-based compensation, partially offset by state income taxes. For the three-month period ended March 31, 2022, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to tax benefits for stock-based compensation and a partial release of the valuation allowance on our deferred income tax assets.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. The remaining valuation allowance is still required for deferred income tax assets related to certain state and foreign net operating losses (“NOLs”), capital losses, and the Section 163(j) interest limitation carryforward as it was more likely than not as of March 31, 2023 that these deferred income tax assets will not be realized. However, if we continue to sustain our current operating performance, additional reversals of our valuation allowance could occur in fiscal year 2023.

We are subject to taxation and file income tax returns in the United States federal jurisdiction and many states and Canada. With few exceptions, as of March 31, 2023 we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2019.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three-month periods ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, we did not have a liability recorded for interest or potential penalties.

13.
Stock-Based Compensation and 401(k) Plan

Stock-Based Compensation — As of March 31, 2023, we maintained three stock-based incentive compensation plans (“Stock Plans”), as well as an Employee Stock Purchase Plan (“ESPP”). See Note 14, “Stock-Based Compensation and 401(k) Plan,” in our 2022 10-K for further information regarding these plans. The majority of our equity grants are awarded on an annual basis.

For the three-month period ended March 31, 2023, no options to purchase shares of common stock were granted, options to purchase 68,520 shares of common stock were exercised, 1,875 options to purchase shares of common stock were forfeited and no options to purchase shares of common stock expired.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the three-month period ended March 31, 2023, 1,346,428 Restricted Stock Units (“RSUs”) were granted, 1,013,614 RSUs vested and 40,561 RSUs were forfeited. The fair value of the RSUs granted during the three-month period ended March 31, 2023 was approximately $22.3 million, which will generally be recognized over a period of four years.

For the three-month period ended March 31, 2023, 31,804 deferred stock units were granted and 55,999 vested. The fair value of the deferred stock units granted during the three-month period ended March 31, 2023 was approximately $0.5 million, which was recognized immediately.

For the three-month period ended March 31, 2023, 12,582 shares of common stock were issued under the ESPP.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cost of service revenue	$343	$186
Cost of equipment revenue	287	208
Engineering, design and development	754	494
Sales and marketing	738	549
General and administrative	2,919	2,570
Total stock-based compensation expense	$5,041	$4,007

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.5 million for both three-month periods ended March 31, 2023 and 2022.

14.
Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $7.9 million and $5.4 million, respectively, during the three-month periods ended March 31, 2023 and 2022. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

15.
Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2023	$(1,225)	$31,353	$30,128
Other comprehensive income (loss) before reclassifications	75	(2,439)	(2,364)
Less: income realized and reclassified to earnings	—	4,721	4,721
Net current period comprehensive income (loss)	75	(7,160)	(7,085)
Balance at March 31, 2023	$(1,150)	$24,193	$23,043

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2022	$(960)	$2,749	$1,789
Other comprehensive income (loss) before reclassifications	111	16,053	16,164
Less: income realized and reclassified to earnings	—	(8)	(8)
Net current period comprehensive income (loss)	111	16,061	16,172
Balance at March 31, 2022	$(849)	$18,810	$17,961

16.
Government Assistance

Federal Communications Commission's ("FCC") Secure and Trusted Communications Networks Reimbursement Program (the “FCC Reimbursement Program”)

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to a shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount is currently allocated to the Company under the program. If Congress appropriates additional funds for this purpose, the allocations of the Company and other approved applicants will be increased pro rata. Program participants are subject to a number of conditions and requirements under the FCC’s rules including a requirement that they submit their first reimbursement request by July 15, 2023 and certify that they have developed a plan to permanently remove, replace and dispose of covered equipment or services within one year following the first reimbursement request. The rules permit participants to petition the FCC for one or more six-month extensions of the completion deadline. While the Company reserves the right not to proceed as it has until July 15, 2023 to submit its first reimbursement claim, at the end of the first quarter of 2023, the Company determined that it will participate in the partially funded FCC Reimbursement Program. We are currently assessing the impact of this program on our financial statements and as of March 31, 2023, we have not recorded a receivable from the FCC related to the FCC Reimbursement Program.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, international expansion, future technologies, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Quarterly Report on Form 10-Q.

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
the impact of competition;
•
our ability to expand our business outside of the United States;
•
the impact of pandemics or other outbreaks of contagious diseases, including the COVID-19 pandemic, and the measures implemented to combat them;
•
the impact of global supply chain and logistics issues and increasing inflation;
•
our ability to evaluate or pursue strategic opportunities;
•
our reliance on third parties for equipment components and services;
•
our ability to recruit, train and retain highly skilled employees;
•
the impact of adverse economic conditions;
•
our ability to maintain our rights to use our licensed 3Mhz of ATG spectrum in the United States and obtain rights to additional spectrum if needed;
•
the impact of our use of open-source software;
•
the impact of equipment failure or material defects or errors in our software;
•
the impact of service interruptions or delays, technology failures, equipment damage or system disruptions or failures, including any arising from cyber-attacks;
•
the impact of assertions by third parties of infringement, misappropriation or other violations;
•
our ability to innovate and provide products and services;
•
risks associated with participation in the Federal Communications Commission’s (“FCC”) Reimbursement Program;
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
•
the impact of global climate change and legal, regulatory or market responses to it;

•
our substantial indebtedness, limitations and restrictions in the agreements governing our current and future indebtedness and our ability to service our indebtedness;
•
fluctuations in our operating results;
•
our ability to fully utilize portions of our deferred income tax assets; and
•
other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “2022 10-K”) and in Item 1A of this Quarterly Report on Form 10-Q.

Any one of these factors or a combination of these factors could materially affect our financial condition or future results of operations and could influence whether any forward-looking statements contained in this Quarterly Report on Form 10-Q ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and you should not place undue reliance on them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “Gogo,” and the “Company,” as used in this Quarterly Report on Form 10-Q, refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms refer only to Gogo Inc. exclusive of its subsidiaries.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2022 10-K and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to “years” or “fiscal” are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We expect to commercially launch our fourth ATG network – Gogo 5G – in the fourth quarter of 2023. We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. In May 2022, in order to further serve our existing customers and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service designed for business aviation (“Global Broadband”). The service will use an electronically steered antenna (“ESA”), specifically designed to address a broad range of business aviation aircraft, operating on a low earth orbit (“LEO”) satellite network and is targeted for commercial launch in the second half of 2024.

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
•
our ability to fully utilize portions of our deferred income tax assets;
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

	For the Three Months Ended March 31,
	2023	2022
Aircraft online (at period end)
ATG	7,046	6,526
Narrowband satellite	4,458	4,522
Average monthly connectivity service revenue per aircraft online
ATG	$3,389	$3,321
Narrowband satellite	304	235
Units sold
ATG	223	246
Narrowband satellite	49	69
Average equipment revenue per unit sold (in thousands)
ATG	$70	$73
Narrowband satellite	54	46

•
ATG aircraft online. We define ATG aircraft online as the total number of business aircraft for which we provide ATG services as of the last day of each period presented. This number excludes commercial aircraft operated by Intelsat’s airline customers receiving ATG service.
•
Narrowband satellite aircraft online. We define narrowband satellite aircraft online as the total number of business aircraft for which we provide narrowband satellite services as of the last day of each period presented.
•
Average monthly connectivity service revenue per ATG aircraft online. We define average monthly connectivity service revenue per ATG aircraft online as the aggregate ATG connectivity service revenue for the period divided by the number of months in the period, divided by the number of ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period). Revenue share earned from Intelsat is excluded from this calculation.
•
Average monthly connectivity service revenue per narrowband satellite aircraft online. We define average monthly connectivity service revenue per narrowband satellite aircraft online as the aggregate narrowband satellite connectivity service revenue for the period divided by the number of months in the period, divided by the number of narrowband satellite aircraft online during the period (expressed as an average of the month end figures for each month in such period).
•
Units sold. We define units sold as the number of ATG or narrowband satellite units for which we recognized revenue during the period.
•
Average equipment revenue per ATG unit sold. We define average equipment revenue per ATG unit sold as the aggregate equipment revenue from all ATG units sold during the period, divided by the number of ATG units sold.

•
Average equipment revenue per narrowband satellite unit sold. We define average equipment revenue per narrowband satellite unit sold as the aggregate equipment revenue earned from all narrowband satellite units sold during the period, divided by the number of narrowband satellite units sold.

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of Unaudited Condensed Consolidated Statements of Operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in our 2022 10-K.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our Unaudited Condensed Consolidated Financial Statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related exposures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. In some instances, we could reasonably use different accounting estimates, and in some instances, actual results could differ significantly from our estimates. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the assumptions and estimates associated with the valuation allowance related to our deferred income tax assets have the greatest potential impact on and are the most critical to fully understanding and evaluating our reported financial results, and that they require our most difficult, subjective or complex judgments.

There have been no material changes to our critical accounting estimates described in the MD&A in our 2022 10-K.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). All recently issued ASUs were assessed and determined to be either not applicable or expected to have minimal impact on our Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth, for the periods presented, certain data from our Unaudited Condensed Consolidated Statements of Operations. The information contained in the table below should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes.

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Revenue:
Service revenue	$78,499	$70,667
Equipment revenue	20,098	22,083
Total revenue	98,597	92,750
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	16,797	14,634
Cost of equipment revenue (exclusive of amounts shown below)	18,126	14,281
Engineering, design and development	7,879	5,406
Sales and marketing	6,877	6,231
General and administrative	14,199	13,458
Depreciation and amortization	2,791	3,791
Total operating expenses	66,669	57,801
Operating income	31,928	34,949
Other expense (income):
Interest income	(1,916)	(47)
Interest expense	8,976	10,889
Other expense (income), net	31	(26)
Total other expense	7,091	10,816
Income before income taxes	24,837	24,133
Income tax provision	4,388	1,937
Net income	$20,449	$22,196

Three Months Ended March 31, 2023 and 2022

Revenue:

Revenue and percent change for the three-month periods ended March 31, 2023 and 2022 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2023	2022	2023 over 2022
Service revenue	$78,499	$70,667	11.1%
Equipment revenue	20,098	22,083	(9.0)%
Total revenue	$98,597	$92,750	6.3%

Revenue increased to $98.6 million for the three-month period ended March 31, 2023, as compared with $92.8 million for the prior-year period due to an increase in service revenue, partially offset by a decrease in equipment revenue.

Service revenue increased to $78.5 million for the three-month period ended March 31, 2023, as compared with $70.7 million for the prior-year period, primarily due to increases in ATG aircraft online and average monthly service revenue per aircraft online.

Equipment revenue decreased to $20.1 million for the three-month period ended March 31, 2023, as compared with $22.1 million for the prior-year period, primarily due to decreases in the number of ATG units sold, with 223 units sold during the three-month period ended March 31, 2023 as compared with 246 units sold during the prior-year period.

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

Cost of Revenue:

Cost of revenue and percent change for the three-month periods ended March 31, 2023 and 2022 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2023	2022	2023 over 2022
Cost of service revenue	$16,797	$14,634	14.8%
Cost of equipment revenue	$18,126	$14,281	26.9%

Cost of service revenue increased to $16.8 million for the three-month period ended March 31, 2023, as compared with $14.6 million for the prior-year period, primarily due to an increase in ATG network costs and increased personnel costs.

We expect cost of service revenue to increase over time, primarily due to service revenue growth and increasing ATG network costs associated with Gogo 5G. In addition, we expect cost of service revenue to increase as we launch Global Broadband.

Cost of equipment revenue increased to $18.1 million for the three-month period ended March 31, 2023, as compared with $14.3 million for the prior-year period, primarily due to additional costs related to the FCC Reimbursement Program and increased production costs, partially offset by a decrease in ATG units sold.

We expect that our cost of equipment revenue will increase with growth in ATG units sold, including Gogo 5G units following the launch of that service, and Global Broadband units sold following the launch of that service.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased to $7.9 million for the three-month period ended March 31, 2023, as compared with $5.4 million for the prior-year period, primarily due to the Global Broadband development program and increased personnel costs.

We expect engineering, design and development expenses as a percentage of service revenue to increase through 2024, driven by Global Broadband development costs and Gogo 5G program spend, and decrease thereafter as the level of investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased to $6.9 million for the three-month period ended March 31, 2023, as compared with $6.2 million for the prior-year period, primarily due to increased personnel costs.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively flat in the future.

General and Administrative Expenses:

General and administrative expenses increased to $14.2 million for the three-month period ended March 31, 2023, as compared with $13.5 million for the prior-year period, primarily due to an increase in personnel costs.

We expect general and administrative expenses as a percentage of service revenue to decrease over time.

Depreciation and Amortization:

Depreciation and amortization expense decreased to $2.8 million for three-month period ended March 31, 2023, as compared with $3.8 million for the prior-year period, primarily due to decreased amortization expense for capitalized software.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other Expense (Income):

Other expense (income) and percent change for the three-month periods ended March 31, 2023 and 2022 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2023	2022	2023 over 2022
Interest income	$(1,916)	$(47)	3976.6%
Interest expense	8,976	10,889	(17.6)%
Other expense, net	31	(26)	(219.2)%
Total	$7,091	$10,816	(34.4)%

Total other expense decreased to $7.1 million for the three-month period ended March 31, 2023, as compared with $10.8 million for the prior-year period, primarily due to a decrease in interest expense as a result of the 2022 Convertible Notes no longer being outstanding during the current-year period and an increase in interest income.

We expect our interest expense to decrease in the future as we paid $100 million of the outstanding principal amount of the Term Loan Facility on May 3, 2023. This decrease could be impacted by fluctuations with changes in the variable rates associated with the Facilities, with increases partially offset by the impact of our interest rate caps. See Note 6, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes:

The effective income tax rate for the three-month period ended March 31, 2023 was 17.7%, as compared with 8.0% for the prior-year period. For the three-month period ended March 31, 2023, our income tax expense was $4.4 million, primarily due to pre-tax income, partially offset by the partial release of the valuation allowance on our deferred income tax assets and the tax benefits for research and development tax credits and stock-based compensation. For the three-month period ended March 31, 2022, our income tax expense was $1.9 million, primarily due to pre-tax income, partially offset by the tax benefits for stock-based compensation and a partial release of the valuation allowance on our deferred income tax assets. See Note 12, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

We expect our income tax provision to increase in the long term as we continue to generate positive pre-tax income, which we expect to be at least partially offset by reversals of our valuation allowance in fiscal year 2023. We expect cash tax payments to be immaterial for an extended period of time, subject to the availability of our net operating loss carryforward amounts.

Non-GAAP Measures

In our discussion below, we discuss Adjusted EBITDA and Free Cash Flow, as defined below, which are non-GAAP financial measures. Management uses Adjusted EBITDA and Free Cash Flow for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. These supplemental performance measures also provide another basis for comparing period-to-period results by excluding potential differences caused by non-operational and unusual or non-recurring items. These supplemental performance measures may vary from and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and Free Cash Flow are not recognized measurements under GAAP; when analyzing our performance with Adjusted EBITDA or liquidity with Free Cash Flow, as applicable, investors should (i) evaluate each adjustment in our reconciliation to the corresponding GAAP measure, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted EBITDA in addition to, and not as an alternative to, net income attributable to common stock as a measure of operating results and (iii) use Free Cash Flow in addition to, and not as an alternative to, consolidated net cash provided by operating activities when evaluating our liquidity.

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net income attributable to common stock before interest expense, interest income, income taxes and depreciation and amortization expense.

Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

We believe that the exclusion of stock-based compensation expense from Adjusted EBITDA provides a clearer view of the operating performance of our business and is appropriate given that grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. While we believe that investors should have information about any dilutive effect of outstanding options and the cost of that compensation, we also believe that stockholders should have the ability to consider our performance using a non-GAAP financial measure that excludes these costs and that management uses to evaluate our business.

We also present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides investors, securities analysts and other users of our consolidated financial statements with important supplemental information with which to evaluate our performance and to enable them to assess our performance on the same basis as management.

Free Cash Flow represents net cash provided by operating activities, plus the proceeds received from our interest rate caps, less purchases of property and equipment. We believe that Free Cash Flow provides meaningful information regarding our liquidity.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2023	2022
Adjusted EBITDA:
Net income attributable to common stock (GAAP)	$20,449	$22,196
Interest expense	8,976	10,889
Interest income	(1,916)	(47)
Income tax provision	4,388	1,937
Depreciation and amortization	2,791	3,791
EBITDA	34,688	38,766
Stock-based compensation expense	5,041	4,007
Adjusted EBITDA	$39,729	$42,773

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$18,514	$17,866
Consolidated capital expenditures	(4,596)	(9,055)
Proceeds from interest rate caps	6,087	—
Free cash flow	$20,005	$8,811

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$18,514	$17,866
Net cash used in investing activities	1,559	(9,055)
Net cash used in financing activities	(7,445)	(1,879)
Effect of foreign exchange rate changes on cash	88	(16)
Net increase in cash, cash equivalents and restricted cash	12,716	6,916
Cash, cash equivalents and restricted cash at the beginning of period	150,880	146,268
Cash, cash equivalents and restricted cash at the end of period	$163,596	$153,184
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$163,596	$153,184
Less: current restricted cash	—	25
Less: non-current restricted cash	330	330
Cash and cash equivalents at the end of the period	$163,266	$152,829

We have historically financed our growth and cash needs primarily through the issuance of common stock, debt and cash from operating activities. We continually evaluate our ongoing capital needs in light of increasing demand for our services, capacity requirements, evolving user expectations regarding the in-flight connectivity experience, evolving technologies in our industry and related strategic, operational and technological opportunities. Our capital management activities include the assessment of opportunities to raise additional capital in the public and private markets, utilizing one or more of the types of capital raising transactions through which we have historically financed our growth and cash needs, as well as other means of capital raising not previously used by us.

Liquidity:

Based on our current plans, we expect our cash and cash equivalents, cash flows provided by operating activities and access to capital markets will be sufficient to meet the cash requirements of our business, including capital expenditure requirements and debt maturities, for at least the next twelve months and thereafter for the foreseeable future.

As detailed in Note 6, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements, on April 30, 2021, GIH entered into the 2021 Credit Agreement with Gogo, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for the Term Loan Facility in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and the Revolving Facility, which includes a letter of credit sub-facility.

On February 2, 2023, Gogo and GIH entered into an amendment to the Original 2021 Credit Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, which replaced all references in the Original 2021 Credit Agreement to LIBOR in respect of the applicable interest rates for the Facilities with an adjusted term SOFR rate, plus a credit spread adjustment recommended by the Alternative Reference Rates Committee.

The Term Loan Facility amortizes in nominal quarterly installments equal to 1% of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity on April 30, 2028. There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on April 30, 2026.

The Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.75%) plus an applicable margin of 3.75% and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin of 2.75%.

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of March 31, 2023, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay the other fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of March 31, 2023 and December 31, 2022.

For additional information on the 2021 Credit Agreement, see Note 6, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements.

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

For additional information on the interest rate caps, see Note 7, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net income	$20,449	$22,196
Non-cash charges and credits	13,177	11,020
Changes in operating assets and liabilities	(15,112)	(15,350)
Net cash provided by operating activities	$18,514	$17,866

For the three-month period ended March 31, 2023, net cash provided by operating activities was $18.5 million as compared with $17.9 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $0.4 million improvement in net income and non-cash charges and credits, as noted above under “—Results of Operations.”
•
A $0.2 million improvement in cash flows related to operating assets and liabilities resulting from:
o
An increase in cash flows primarily due to the following:
▪
Changes in accounts receivable due to the timing of collections; and
▪
Changes in contract assets primarily due to fewer promotional sales programs in the current period compared to the prior-year period.
o
Partially offset by a decrease primarily due to changes in prepaid expenses and other current assets and accrued liabilities primarily due the timing of payments.

Cash flows provided by (used in) Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to cell site construction, software development, and data center upgrades. See “— Capital Expenditures” below. Additionally, cash provided by investing activities for the three-month period ended March 31, 2023 included $6.1 million of proceeds from interest rate caps as well as net proceeds from our short-term investments of $0.1 million.

Cash flows used in Financing Activities:

Cash used in financing activities for the three-month period ended March 31, 2023 was $7.4 million primarily due to stock-based compensation activities and principal payments on the Term Loan Facility.

Cash used in financing activities for the three-month period ended March 31, 2022 was $1.9 million, primarily due to principal payments on the Term Loan Facility.

Capital Expenditures

Our operations require capital expenditures associated with our ATG network and data centers. We capitalize software development costs related to network technology solutions. We also capitalize costs related to the build out of our office locations.

Capital expenditures for the three-month periods ended March 31, 2023 and 2022 were $4.6 million and $9.1 million, respectively. The expected decrease in capital expenditures was primarily due to the build out of Gogo 5G during the prior-year period.

We expect that our capital expenditures will decrease over time as we complete the Gogo 5G program. Capital expenditures associated with Global Broadband are not expected to be material.

Other

Contractual Commitments: We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components or as development services are provided. See Note 11, “Commitments and Contingencies,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash, cash equivalents and short-term investments as of both March 31, 2023 and December 31, 2022 included amounts in bank deposit accounts, money market funds with U.S. Government and U.S. Treasury securities and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount. However, a change in interest rates could impact our interest income and results of operations to the extent that we invest in a material amount of interest-bearing securities.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of March 31, 2023, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of March 31, 2023 was $650.0 million. Based on our March 31, 2023 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $1.5 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 0.75% and the $125 million reduction in the notional amount that will occur on July 31, 2023. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $7.1 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three-month periods ended March 31, 2023 and 2022 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

(b)
Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to a number of lawsuits arising out of the conduct of our business. See Note 11, “Commitments and Contingencies,” to our Unaudited Condensed Consolidated Financial Statements for a discussion of litigation matters.

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

“Item 1A. Risk Factors” of our 2022 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2022 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2022 10-K.

Participation in the FCC Reimbursement Program could adversely affect our results of operations and financial condition.

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. While the Company reserves the right not to proceed as it has until July 15, 2023 to submit its first reimbursement claim, at the end of the first quarter of 2023, the Company determined that it will participate in the partially funded FCC Reimbursement Program. Due to a shortfall in the funds appropriated by Congress for the program, the FCC has allocated to the Company approximately only $132 million of the approximately $334 million approved for reimbursement. There can be no assurance that Congress will appropriate any additional funds, but recent legislative efforts have been undertaken, including the introduction of Senate Bill (S.1245) (“Defend Our Networks Act”), to provide a potential path forward for full funding of the FCC Reimbursement Program. If Congress fails to appropriate funds sufficient to fund all of the approved expenditures of the Company and other participants, we will be required to fund the portion of program costs that exceeds the FCC allocation. In order to participate in the program, we must comply with various conditions and requirements established by the FCC, including a requirement that we submit our first reimbursement request by July 15, 2023, and complete the removal, replacement and disposal of applicable equipment within one year following such request. The FCC may grant one or more six-month extensions to a participant where it finds that due to factors beyond its control, the participant cannot complete the project by the deadline. Due to a number of factors including supply chain disruptions, the current insufficiency of FCC funding and the operational and logistical complexity of replacing airborne equipment, we do not believe that we can complete the project by July 2024, and we intend to seek extensions. If the FCC does not grant the necessary extensions and the project is not completed by the FCC’s deadline, we could face penalties or other sanctions.

In addition, if any of the Company’s customers do not replace their airborne equipment with equipment that is compatible with the replacement terrestrial network equipment prior to the date on which the replacement terrestrial network equipment goes into effect, the Company will be unable to provide service to these legacy-equipment customers until the airborne equipment is replaced. Such service disruptions could have a material adverse effect on our results of operations and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
Sales of Unregistered Securities

None.

b)
Use of Proceeds from Public Offering of Common Stock

None.

c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibits

10.1.1	Amended and Restated Supply and Product Support Agreement, dated as of March 31, 2023, by and between Gogo Business Aviation LLC and Hughes Network Systems, LLC

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Gogo Inc.
Date: May 3, 2023
/s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Jessica G. Betjemann
Jessica G. Betjemann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)