Form 10-Q
period 2023-06-30
Gogo Inc.
filed 2023-08-07
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023

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

As of August 3, 2023, 128,697,082 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$97,200	$150,550
Short-term investments	-	24,796
Total cash, cash equivalents and short-term investments	97,200	175,346
Accounts receivable, net of allowances of $1,943 and $1,778, respectively	50,587	54,210
Inventories	60,250	49,493
Prepaid expenses and other current assets	48,723	45,100
Total current assets	256,760	324,149
Non-current assets:
Property and equipment, net	103,711	104,595
Intangible assets, net	51,122	49,509
Operating lease right-of-use assets	72,467	75,261
Other non-current assets, net of allowances of $513 and $501, respectively	37,456	43,355
Deferred income taxes	223,997	162,657
Total non-current assets	488,753	435,377
Total assets	$745,513	$759,526
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$17,346	$13,646
Accrued liabilities	35,938	60,056
Deferred revenue	1,877	3,418
Current portion of long-term debt	7,250	7,250
Total current liabilities	62,411	84,370
Non-current liabilities:
Long-term debt	590,051	690,173
Non-current operating lease liabilities	75,963	79,241
Other non-current liabilities	7,876	7,611
Total non-current liabilities	673,890	777,025
Total liabilities	736,301	861,395
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 137,387,432 and 136,531,362 shares issued at June 30, 2023 and December 31, 2022, respectively; and 128,696,883 and 127,840,813 shares outstanding at June 30, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	1,391,692	1,385,933
Accumulated other comprehensive income	25,152	30,128
Treasury stock, at cost	(158,375)	(158,375)
Accumulated deficit	(1,249,271)	(1,359,569)
Total stockholders’ equity (deficit)	9,212	(101,869)
Total liabilities and stockholders’ equity (deficit)	$745,513	$759,526

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Service revenue	$79,062	$73,064	$157,561	$143,731
Equipment revenue	24,159	24,772	44,257	46,855
Total revenue	103,221	97,836	201,818	190,586
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	16,819	15,752	33,616	30,386
Cost of equipment revenue (exclusive of amounts shown below)	17,537	16,868	35,663	31,149
Engineering, design and development	9,226	7,952	17,105	13,358
Sales and marketing	7,856	6,068	14,733	12,299
General and administrative	13,199	15,357	27,398	28,815
Depreciation and amortization	4,539	3,499	7,330	7,290
Total operating expenses	69,176	65,496	135,845	123,297
Operating income	34,045	32,340	65,973	67,289
Other expense (income):
Interest income	(1,971)	(194)	(3,887)	(241)
Interest expense	7,806	9,772	16,782	20,661
Loss on extinguishment of debt	2,224	—	2,224	—
Other (income) expense, net	(36)	43	(5)	17
Total other expense	8,023	9,621	15,114	20,437
Income before income taxes	26,022	22,719	50,859	46,852
Income tax (benefit) provision	(63,827)	702	(59,439)	2,639
Net income	$89,849	$22,017	$110,298	$44,213

Net income attributable to common stock per share:
Basic	$0.69	$0.18	$0.85	$0.38
Diluted	$0.67	$0.17	$0.83	$0.35
Weighted average number of shares:
Basic	129,814	123,252	129,467	117,375
Diluted	133,228	134,718	133,407	134,474

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$89,849	$22,017	$110,298	$44,213
Other comprehensive income (loss), net of tax
Currency translation adjustments	$184	$(120)	$259	$(9)
Cash flow hedges:
Amount recognized in other comprehensive income	7,327	5,106	4,888	21,159
Less: income realized and reclassified to earnings	5,402	527	10,123	519
Changes in fair value of cash flow hedges	1,925	4,579	(5,235)	20,640
Other comprehensive income (loss), net of tax	2,109	4,459	(4,976)	20,631
Comprehensive income	$91,958	$26,476	$105,322	$64,844

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$110,298	$44,213
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,330	7,290
Loss on asset disposals, abandonments and write-downs	235	114
Provision for expected credit losses	565	498
Deferred income taxes	(59,686)	2,540
Stock-based compensation expense	10,494	9,411
Amortization of deferred financing costs and interest rate caps	1,533	1,777
Accretion of debt discount	219	231
Loss on extinguishment of debt	2,224	—
Changes in operating assets and liabilities:
Accounts receivable	3,070	(7,270)
Inventories	(10,757)	(8,567)
Prepaid expenses and other current assets	(15,148)	(79)
Contract assets	(473)	(2,748)
Accounts payable	4,000	858
Accrued liabilities	(7,185)	(2,043)
Deferred revenue	(1,534)	(318)
Accrued interest	(9,728)	(164)
Other non-current assets and liabilities	(1,316)	(1,503)
Net cash provided by operating activities	34,141	44,240
Investing activities:
Purchases of property and equipment	(10,406)	(17,481)
Acquisition of intangible assets—capitalized software	(2,956)	(2,469)
Proceeds from interest rate caps	12,489	—
Redemptions of short-term investments	49,524	—
Purchases of short-term investments	(24,728)	—
Net cash provided by (used in) investing activities	23,923	(19,950)
Financing activities:
Payments on term loan	(103,625)	(3,625)
Payments on financing leases	(97)	(103)
Stock-based compensation activity	(7,747)	(2,515)
Net cash used in financing activities	(111,469)	(6,243)
Effect of exchange rate changes on cash	55	8
(Decrease) increase in cash, cash equivalents and restricted cash	(53,350)	18,055
Cash, cash equivalents and restricted cash at beginning of period	150,880	146,268
Cash, cash equivalents and restricted cash at end of period	$97,530	$164,323
Cash, cash equivalents and restricted cash at end of period	$97,530	$164,323
Less: non-current restricted cash	330	330
Cash and cash equivalents at end of period	$97,200	$163,993
Supplemental cash flow information:
Cash paid for interest	$39,759	$19,680
Cash paid for taxes	370	112
Non-cash investing activities:
Purchases of property and equipment in current liabilities	$6,253	$13,089

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended June 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at March 31, 2023	128,585,935	$14	$1,386,295	$23,043	$(1,339,120)	8,690,549	$(158,375)	$(88,143)
Net income	—	—	—	—	89,849	—	—	89,849
Currency translation adjustments, net of tax	—	—	—	184	—	—	—	184
Fair value adjustments of cash flow hedges, net of tax	—	—	—	1,925	—	—	—	1,925
Stock-based compensation expense	—	—	5,453	—	—	—	—	5,453
Issuance of common stock upon exercise of stock options	46,251	—	120	—	—	—	—	120
Issuance of common stock upon vesting of restricted stock units	48,022	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(402)	—	—	—	—	(402)
Issuance of common stock in connection with employee stock purchase plan	16,675	—	226	—	—	—	—	226
Balance at June 30, 2023	128,696,883	$14	$1,391,692	$25,152	$(1,249,271)	8,690,549	$(158,375)	$9,212

	For the Three Months Ended June 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at March 31, 2022	111,784,217	$11	$1,259,223	$17,961	$(1,429,432)	6,615,449	$(128,803)	$(281,040)
Net income	—	—	—	—	22,017	—	—	22,017
Currency translation adjustments, net of tax	—	—	—	(120)	—	—	—	(120)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	4,579	—	—	—	4,579
Stock-based compensation expense	—	—	5,404	—	—	—	—	5,404
Issuance of common stock upon exercise of stock options	303,840	—	838	—	—	—	—	838
Issuance of common stock upon vesting of restricted stock units	29,803	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(262)	—	—	—	—	(262)
Issuance of common stock in connection with employee stock purchase plan	14,280	—	170	—	—	—	—	170
Settlement of convertible notes	17,131,332	2	102,786	—	—	—	—	102,788
Settlement of prepaid forward shares	(575,100)	—	11,197	—	—	575,100	(11,197)	—
Balance at June 30, 2022	128,688,372	$13	$1,379,356	$22,420	$(1,407,415)	7,190,549	$(140,000)	$(145,626)

	For the Six Months Ended June 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2023	127,840,813	$14	$1,385,933	$30,128	$(1,359,569)	8,690,549	$(158,375)	$(101,869)
Net income	—	—	—	—	110,298	—	—	110,298
Currency translation adjustments, net of tax	—	—	—	259	—	—	—	259
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(5,235)	—	—	—	(5,235)
Stock-based compensation expense	—	—	10,494	—	—	—	—	10,494
Issuance of common stock upon exercise of stock options	114,771	—	299	—	—	—	—	299
Issuance of common stock upon vesting of restricted stock units	712,042	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(5,439)	—	—	—	—	(5,439)
Issuance of common stock in connection with employee stock purchase plan	29,257	—	405	—	—	—	—	405
Balance at June 30, 2023	128,696,883	$14	$1,391,692	$25,152	$(1,249,271)	8,690,549	$(158,375)	$9,212

	For the Six Months Ended June 30,2022
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2022	110,791,954	$11	$1,258,477	$1,789	$(1,451,628)	6,615,449	$(128,803)	(320,154)
Net income	—	—	—	—	44,213	—	—	44,213
Currency translation adjustments, net of tax	—	—	—	(9)	—	—	—	(9)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	20,640	—	—	—	20,640
Stock-based compensation expense	—	—	9,411	—	—	—	—	9,411
Issuance of common stock upon exercise of stock options	727,423	—	1,944	—	—	—	—	1,944
Issuance of common stock upon vesting of restricted stock units	585,037	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(4,778)	—	—	—	—	(4,778)
Issuance of common stock in connection with employee stock purchase plan	27,726	—	319	—	—	—	—	319
Settlement of convertible notes	17,131,332	2	102,786	—	—	—	—	102,788
Settlement of prepaid forward shares	(575,100)	—	11,197	—	—	575,100	(11,197)	—
Balance at June 30, 2022	128,688,372	$13	$1,379,356	$22,420	$(1,407,415)	7,190,549	$(140,000)	$(145,626)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation

The Business – Gogo Inc. (“Gogo,” the “Company,” “we,” “us,” or “our”) is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We expect to commercially launch our fourth ATG network – Gogo 5G – in approximately mid-year 2024. We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. In May 2022, in order to further serve our existing customers and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service designed for business aviation (“Gogo Galileo”). The service will use an electronically steered antenna, specifically designed to address a broad range of business aviation aircraft, operating on a low earth orbit (“LEO”) satellite network and is targeted for commercial launch in the second half of 2024.

Basis of Presentation – The accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “2022 10-K”). These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

We had one class of common stock outstanding as of June 30, 2023 and December 31, 2022.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates the significant estimates and bases such estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. However, actual results could differ materially from those estimates.

Federal Communications Commission's (“FCC”) Secure and Trusted Communications Networks Reimbursement Program (the “FCC Reimbursement Program”) – In July 2023, the Company elected to participate the FCC Reimbursement Program. There is no applicable authoritative guidance under GAAP to account for this government grant. Therefore, we have elected to apply International Accounting Standard (“IAS”) 20 Accounting for Government Grants and Disclosure of Government Assistance by analogy. Under IAS 20, government grants related to assets are presented as either deferred income that is recognized on a systematic basis over the useful life of the asset or by deducting the grant from the carrying value of the asset. The Company has elected to deduct the grant from the carrying value of the asset. For grants related to income, the Company has elected to recognize these grants as a deduction from the related expense. Grant receivables from the FCC are recorded by the Company once there is reasonable assurance that we will comply with the conditions of the grant and the grant will be received. See Note 16, “Government Assistance,” for additional information.

As a result of our determination to participate in the FCC Reimbursement Program, we reassessed and shortened the estimated useful lives of affected network equipment to be consistent with our estimated date to complete the program. This change in accounting estimate was effective beginning the second quarter of 2023 and resulted in increased depreciation expense of $1.7 million for the three- and six-month periods ended June 30, 2023. Net income per basic and diluted share decreased by $0.01, respectively, for both the three- and six-month periods ended June 30, 2023.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Shareholder Rights Plan – On September 23, 2020, our Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent. The Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the shares of the Company’s common stock then-outstanding. On April 27, 2023, the Board of Directors granted a request by the Vanguard Group Inc. (“Vanguard”) that it be deemed an “Exempt Person” under the Rights Agreement, subject to Vanguard satisfying certain ownership conditions, including that neither Vanguard nor any subsidiary or individual fund will have an economic interest of 4.9% or more of the Company’s common stock. The Rights Agreement expires on September 23, 2023 and the Board of Directors has voted not to renew the agreement.

2.
Revenue Recognition

Remaining performance obligations

As of June 30, 2023, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $83 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $69 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. The remaining $14 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next two years.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Service revenue
Connectivity	$77,799	$71,835	$155,045	$141,330
Entertainment and other	1,263	1,229	2,516	2,401
Total service revenue	$79,062	$73,064	$157,561	$143,731
Equipment revenue
ATG	$20,327	$20,694	$35,883	$38,642
Narrowband satellite	2,158	2,347	4,809	5,553
Other	1,674	1,731	3,565	2,660
Total equipment revenue	$24,159	$24,772	$44,257	$46,855
Customer type
Aircraft owner/operator/service provider	$79,062	$73,064	$157,561	$143,731
OEM and aftermarket dealer	24,159	24,772	44,257	46,855
Total revenue	$103,221	$97,836	$201,818	$190,586

Contract balances

Our current and non-current contract asset balances totaled $20.3 million and $19.9 million as of June 30, 2023 and December 31, 2022, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $1.9 million and $3.4 million as of June 30, 2023 and December 31, 2022, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products.

Major Customers

No customer accounted for more than 10% of total revenue during the three- and six-month periods ended June 30, 2023 and 2022 and no customer accounted for more than 10% of accounts receivable as of June 30, 2023 or December 31, 2022.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

3.
Earnings Per Share

Basic and diluted earnings per share have been calculated using the weighted average number of common shares outstanding for the period.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 6, “Long-Term Debt and Other Liabilities”) were considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings were allocated between common shares and participating securities on a one-to-one basis. Refer to Note 6, “Long-Term Debt and Other Liabilities,” for further information.

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units, restricted stock units and convertible notes when the computation is anti-dilutive. For the three- and six-month periods ended June 30, 2023, the weighted average number of shares excluded from the computation was 1.8 million and 1.2 million, respectively. For both the three- and six-month periods ended June 30, 2022, the weighted average number of shares excluded from the computation was 0.1 million.

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2023 and 2022; however, for the reasons described above, while outstanding, the shares of common stock associated with the Forward Transactions were excluded from the computation of basic earnings per share (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2023			2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$89,849			$22,017
Less: participation rights on Forward Transactions	—			64

Basic earnings per share
Undistributed income	$89,849	129,814	$0.69	$21,953	123,252	$0.18

Effect of dilutive securities
Stock-based compensation	—	3,414		—	5,061
2022 Convertible Notes	—	—		951	6,405

Diluted earnings per share
Undistributed income and assumed conversions	$89,849	133,228	$0.67	$22,904	134,718	$0.17

Earnings per share - basic			$0.69			$0.18
Earnings per share - diluted			$0.67			$0.17

	For the Six Months Ended June 30,
	2023			2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$110,298			$44,213
Less: participation rights on Forward Transactions	—			173

Basic earnings per share
Undistributed income	$110,298	129,467	$0.85	$44,040	117,375	$0.38

Effect of dilutive securities
Stock-based compensation	—	3,940		—	5,455
2022 Convertible Notes	—	—		2,770	11,644

Diluted earnings per share
Undistributed income and assumed conversions	$110,298	133,407	$0.83	$46,810	134,474	$0.35

Earnings per share - basic			$0.85			$0.38
Earnings. per share - diluted			$0.83			$0.35

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

4.
Composition of Certain Balance Sheet Accounts

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis. As a result of our determination to participate in the FCC Reimbursement Program (as defined and described in Note 16, “Government Assistance”), the Company wrote down the net realizable value of certain inventory by approximately $1.3 million for the six-month period ended June 30, 2023. The write-off charge is included in Cost of equipment revenue in our Unaudited Condensed Consolidated Statements of Operations.

Inventories as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Work-in-process component parts	$36,879	$34,840
Finished goods	23,371	14,653
Total inventory	$60,250	$49,493

Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Interest rate caps and receivable	$28,860	$28,496
Contract assets	7,399	6,494
Prepaid inventories	2,992	2,901
FCC reimbursement receivable (1)	907	—
Other	8,565	7,209
Total prepaid expenses and other current assets	$48,723	$45,100

(1) See Note 16, “Government Assistance,” for additional information.

Property and equipment as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Office equipment, furniture, fixtures and other	$18,604	$17,242
Leasehold improvements	16,090	15,357
Network equipment	182,225	179,363
	216,919	211,962
Accumulated depreciation	(113,208)	(107,367)
Total property and equipment, net	$103,711	$104,595

Other non-current assets as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Contract assets, net of allowances of $513 and $501, respectively	$12,932	$13,376
Interest rate caps	19,256	25,578
Revolving credit facility deferred financing costs	1,230	1,445
Other	4,038	2,956
Total other non-current assets	$37,456	$43,355

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued liabilities as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Operating leases	$9,384	$9,094
Employee compensation and benefits	7,571	19,235
Network equipment	4,644	8,748
Inventory	3,292	2,455
Warranty reserve	2,700	2,300
Taxes	1,890	2,282
Accrued interest	150	9,878
Other	6,307	6,064
Total accrued liabilities	$35,938	$60,056

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

As of both June 30, 2023 and December 31, 2022, our goodwill balance was $0.6 million.

Our intangible assets, other than goodwill, as of June 30, 2023 and December 31, 2022 were as follows (in thousands, except for weighted average remaining useful life):

		As of June 30, 2023			As of December 31, 2022
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	6.8	$62,860	$(45,140)	$17,720	$59,932	$(43,950)	$15,982
Other intangible assets	8.0	499	—	499	624	—	624
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—
Total amortized intangible assets		78,164	(59,945)	18,219	75,361	(58,755)	16,606
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283
Total intangible assets		$110,447	$(59,945)	$50,502	$107,644	$(58,755)	$48,889

Amortization expense was $0.6 million and $1.2 million, respectively, for the three- and six-month periods ended June 30, 2023 and $1.5 million and $3.4 million, respectively, for the prior-year periods.

Amortization expense for the remainder of 2023, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2023 (period from July 1 to December 31)	$1,329
2024	$2,688
2025	$2,586
2026	$2,482
2027	$2,291
Thereafter	$6,843

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

6.
Long-Term Debt and Other Liabilities

Long-term debt as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

	June 30,	December 31,
	2023	2022
Term Loan Facility	$608,238	$711,263
Less: deferred financing costs	(10,937)	(13,840)
Less: current portion of long-term debt	(7,250)	(7,250)
Total long-term debt	$590,051	$690,173

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

On February 2, 2023, Gogo and GIH entered into an amendment to the Original 2021 Credit Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, which replaced all references in the Original 2021 Credit Agreement to LIBOR in respect of the applicable interest rates for the Facilities with an adjusted term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”), plus a credit spread adjustment recommended by the Alternative Reference Rates Committee. We elected to apply the optional expedient within ASC 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to conclude that this modification was not substantial and did not have a material impact to our condensed consolidated financial statements.

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of June 30, 2023, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

The Facilities may be prepaid at GIH’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal payment amount requirements. On May 3, 2023, the Company prepaid $100 million of the outstanding principal amount of the Term Loan Facility. As a result, we wrote off $2.2 million of the deferred financing costs and unaccreted debt discount, which are included in Loss on extinguishment of debt in our Unaudited Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2023.

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

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, the outstanding principal amount of the Term Loan Facility was $610.5 million and $714.1 million, respectively, the unaccreted debt discount was $2.3 million and $2.8 million, respectively, and the net carrying amount was $608.2 million and $711.3 million, respectively.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the Facilities. Total amortization expense was $0.6 million and $1.3 million, respectively, for the three- and six-month periods ended June 30, 2023 and $0.7 million and $1.3 million, respectively, for the prior-year periods and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the balance of unamortized deferred financing costs related to the Facilities was $12.2 million and $15.3 million, respectively.

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

In May 2022, the remaining $102.8 million aggregate principal amount of 2022 Convertible Notes was converted by holders into 17,131,332 shares of common stock. Thorndale Farm Private Equity Fund 2, LLC, an entity affiliated with our Chair of the Board and Chief Executive Officer, held $8.0 million aggregate principal amount of 2022 Convertible Notes that was converted into 1,333,333 shares of common stock.

We incurred approximately $8.1 million of issuance costs related to the 2022 Convertible Notes that were amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.1 million and $0.4 million, respectively, for the three- and six-month periods ended June 30, 2022 and is included in Interest expense in the Unaudited Condensed Consolidated Statements of Operations. As of December 31, 2022, there were no unamortized deferred financing costs related to the 2022 Convertible Notes. See Note 9, “Interest Costs,” for additional information.

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

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. The cost of the interest rate caps will be amortized to interest expense using the caplet method, from the effective date through termination date. As of June 30, 2023, we receive payments in the amount calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The notional amounts of the interest rate caps periodically decrease over the life of the caps. As detailed below, beginning on July 31, 2023, we will receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate.

The notional amounts, strike rates and end dates of the cap agreements are as follows (notional amounts in thousands):

Start Date	End Date	Notional Amounts	Strike Rate
7/31/2021	7/31/2023	$650,000	0.75%
7/31/2023	7/31/2024	525,000	0.75%
7/31/2024	7/31/2025	350,000	1.25%
7/31/2025	7/31/2026	250,000	2.25%
7/31/2026	7/31/2027	200,000	2.75%

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. For the three-month period ended June 30, 2023, approximately $0.2 million in net unrealized gains from our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings. The ineffective portion was the result of a voluntary partial de-designation of the hedge relationship related to a prepayment of our existing variable-rate debt discussed in Note 6, “Long-Term Debt and Other Liabilities.” No gains or losses of our cash flow hedges were considered to be ineffective for the three- and six-month periods ended June 30, 2022. We estimate that approximately $2.5 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps, excluding the caps that were de-designated, are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statement of Cash Flows as investing activities.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the three-month period ended June 30, 2023, we recorded an increase in fair value on the interest rate caps of $1.8 million, net of tax of $0.7 million, and for the six-month period ended June 30, 2023 we recorded a decrease in fair value on the interest rate caps of $5.5 million, net of tax of $1.7 million. For the three-month period ended June 30, 2022, we recorded an increase in fair value on the interest rate caps of $4.6 million, net of tax of $1.5 million, and for the six-month period ended June 30, 2022, we recorded an increase in fair value on the interest rate caps of $20.6 million, net of tax of $6.8 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		June 30,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2023	2022
Current portion of interest rate caps	Prepaid expenses and other current assets	$23,634	$24,459
Non-current portion of interest rate caps	Other non-current assets	$19,256	$25,578

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

Reference Rate Reform

In March 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in ASU 2021-01 provide optional expedients to the current guidance on contract modification and hedge accounting from the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance generally can be applied to applicable contract modifications through December 31, 2024. The Company evaluated the impact of ASU 2020-04 and 2021-01, both of which were previously adopted by the Company, and has made necessary changes to its affected contracts in order to capture the market transition from LIBOR to SOFR.

On February 2, 2023 the Company modified its 2021 Credit Agreement to use the Secured Overnight Financing Rate (“SOFR”) as a reference rate rather than LIBOR (see Note 6, “Long-Term Debt and Other Liabilities”). In conjunction with the amendment of the debt, the Company’s derivative positions automatically transitioned to SOFR, the designated fallback as determined by the International Swaps and Derivatives Association on July 31, 2023. Concurrently, the Company updated its hedge documentation to reflect the changing of the benchmark index, which changed solely as a result of reference rate reform. Under ASC 848, Reference Rate Reform, hedge accounting may continue without de-designation if certain criteria are met. For cash flow hedges in which the designated hedged risk is LIBOR (or another rate that is expected to be discontinued), the guidance allows an entity to assert that it remains probable that the hedged forecasted transaction will occur. The Company has assessed the effectiveness of the amended hedge relationship and concluded that the hedge relationship remains highly effective. The Company applied the optional expedient within ASC 848 to conclude the updates to the hedge relationship due to reference rate reform did not have a material impact on the Company's consolidated financial statements.

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

Long-Term Debt:

As of June 30, 2023 and December 31, 2022, our only financial asset or liability disclosed but not measured at fair value is the Term Loan Facility, which is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurement is classified as Level 2 within the fair value hierarchy since it is based on quoted market prices of our instrument in markets that are not active. We estimated the fair value of the Term Loan Facility by calculating the upfront cash payment a market participant would require to assume the obligation. The upfront cash payment used in the calculation of fair value on our June 30, 2023 Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, is the amount that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility.

The fair value and carrying value of long-term debt as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023			December 31, 2022
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Term Loan Facility	$610,000	$608,238	(2)	$708,000	$711,263	(2)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $2.3 million and $2.8 million as of June 30, 2023 and December 31, 2022, respectively. See Note 6, “Long-Term Debt and Other Liabilities,” for further information.
9.
Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three- and six-month periods ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest costs charged to expense	$14,212	$9,373	$28,709	$19,200
Amortization of deferred financing costs	645	810	1,275	1,749
Amortization of the purchase price of interest rate caps	278	20	412	28
Interest rate cap benefit	(7,440)	(547)	(13,833)	(547)
Accretion of debt discount	111	116	219	231
Interest expense	7,806	9,772	16,782	20,661
Interest costs capitalized to property and equipment	505	117	1,002	157
Interest costs capitalized to software	174	111	331	208
Total interest costs	$8,485	$10,000	$18,115	$21,026

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

10.
Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. Lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements primarily related to cell sites and office space. Certain cell site and office space leases have renewal option terms that have been deemed reasonably certain to be exercised. These renewal options extend a lease by up to 15 years. We recognize operating lease expense on a straight-line basis over the lease term. As of June 30, 2023, there were no significant leases which had not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$3,972	$3,618	$7,910	$7,164
Financing lease cost:
Amortization of leased assets	39	39	78	77
Interest on lease liabilities	3	11	8	24
Total lease cost	$4,014	$3,668	$7,996	$7,265

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Six Months Ended June 30,
	2023	2022
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$7,982	$7,117
Operating cash flows used in financing leases	$8	$24
Financing cash flows used in financing leases	$97	$103
Non-cash items:
Operating leases obtained	$2,000	$5,688
Financing leases obtained	$—	$11
Weighted average remaining lease term
Operating leases	7 years	8 years
Financing leases	1 year	1 year
Weighted average discount rate
Operating leases	6.7%	6.8%
Financing leases	15.3%	17.4%

Annual future minimum lease payments as of June 30, 2023 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2023 (period from July 1 to December 31)	$6,783	$37
2024	15,606	3
2025	14,758	2
2026	14,593	—
2027	13,737	—
Thereafter	43,032	—
Total future minimum lease payments	108,509	42
Less: Amount representing interest	(23,162)	(1)
Present value of net minimum lease payments	$85,347	$41
Reported as of June 30, 2023
Accrued liabilities	$9,384	$37
Non-current operating lease liabilities	75,963	—
Other non-current liabilities	—	4
Total lease liabilities	$85,347	$41

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

In June 2022, we and Hughes entered into a supply and product support agreement (the “SPSA”), providing for our purchase from Hughes of airborne antennas for use on a LEO satellite network, and the performance by Hughes of services related thereto. Under the SPSA, we commit to purchase, over a seven-year period that will begin on completion of a project milestone currently expected to occur in the second half of 2024, antennas with an estimated aggregate purchase price of approximately $170 million. During the contractual seven-year period, Hughes may not sell substantially similar equipment to other purchasers in our primary target market. In March 2023, we amended the SPSA, pursuant to which, we committed to purchase, over a seven-year period that will begin on completion of a project milestone currently expected to occur in mid-2025, additional equipment with an estimated aggregate purchase price of approximately $102 million.

Indemnifications and Guarantees – In accordance with Delaware law, we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under this indemnification is uncertain and may be unlimited, depending upon circumstances. However, our Directors and Officers insurance does provide coverage for certain of these losses.

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

On January 5, 2023, following mediation, the defendants and the Stockholders entered into a Stipulation and Agreement of Settlement (the “Derivative Settlement”) under which the Company, in consideration of dismissal of the two derivative lawsuits with prejudice and a release of all claims asserted against the Company and the individual defendants in the Derivative Matters, will implement certain corporate governance initiatives (“Governance Initiatives”) and cause its D&O insurance carrier to pay the Stockholders’ attorneys’ fees. Under the terms of the Derivative Settlement, the defendants will not be required to pay any damages. We had accrued a liability for attorneys’ fees within Accrued liabilities and a corresponding receivable in Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets as of December 21, 2022.

On February 1, 2023, the Court granted preliminary approval of the proposed Derivative Settlement, approved various notices to be disseminated to the Company’s stockholders and the schedule for dissemination. On April 11, 2023, the Court issued final judgment approving the Derivative Settlement. The Company released the accrued liability and corresponding receivable for attorneys’ fees as of March 31, 2023 and pursuant to the terms of the Derivative Settlement, has implemented the Governance Initiatives.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents recently issued to the plaintiff. The suit seeks an unspecified amount of compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. Under a schedule agreed upon by the parties, fact discovery and claim construction proceedings will be substantially completed by the end of 2023 or early 2024, and expert discovery by early-to-mid 2024, with dispositive motions to follow. A trial date has been scheduled for April 14, 2025. Also on February 28, 2022, the plaintiff filed a motion (the “PI Motion”) requesting that the Court preliminarily enjoin the Company from making, using, offering to sell or selling the Gogo 5G system. On September 26, 2022, the Court issued an order denying the PI Motion. The plaintiff has appealed the denial to the U.S. Court of Appeals for the Federal Circuit. Briefing for the appeal is complete and the appellate court heard oral arguments on June 5, 2023. We believe that the plaintiff’s claims are without merit and intend to continue to vigorously defend our position in the infringement suit and defend against the appeal. The outcomes of the appeal and the underlying litigation are inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

12.
Income Tax

The effective income tax rates for the three- and six-month periods ended June 30, 2023 were (245.3)% and (116.9)%, respectively, compared to 3.1% and 5.6%, respectively, for the prior-year periods. For the three- and six-month periods ended June 30, 2023, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a partial release of the valuation allowance on our deferred income tax assets, partially offset by state income taxes. For the three- and six-month periods ended June 30, 2022, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a partial release of the valuation allowance on our deferred income tax assets and tax benefits for stock-based compensation.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. Based on our most recent assessment, for the three- and six-month periods ended June 30, 2023, we released $70.2 million and $71.4 million, respectively, of the valuation allowance for the portion of our deferred income tax assets that we are more likely going to utilize than not. As of June 30, 2023, we can demonstrate an estimate of objectively verifiable future income. This estimate of future income, along with our assessment of the other positive and negative evidence considered, supports the release of a portion of the valuation allowance. The remaining valuation allowance is still required for deferred income tax assets related to certain state credits, foreign net operating losses and capital losses as it was more likely than not as of June 30, 2023 that these deferred income tax assets will not be realized.

We are subject to taxation and file income tax returns in the United States federal jurisdiction and many states and Canada. With few exceptions, as of June 30, 2023 we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2019.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three- and six-month periods ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, we did not have a liability recorded for interest or potential penalties.

13.
Stock-Based Compensation and 401(k) Plan

Stock-Based Compensation — As of June 30, 2023, we maintained the Second Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”). The Gogo Inc. 2013 Omnibus Incentive Plan, The Aircell Holdings Inc. Stock Option Plan and the Employee Stock Purchase Plan (“ESPP”) are all expired. The 2016 Omnibus Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, Restricted Stock Units (“RSUs”), deferred share units and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors. See Note 14, “Stock-Based Compensation and 401(k) Plan,” in our 2022 10-K for further information regarding these plans. The majority of our equity grants are awarded on an annual basis.

For the six-month period ended June 30, 2023, no options to purchase shares of common stock were granted, options to purchase 114,771 shares of common stock were exercised, 1,875 options to purchase shares of common stock were forfeited and 4,120 options to purchase shares of common stock expired.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the six-month period ended June 30, 2023, 1,393,218 RSUs were granted, 1,091,152 RSUs vested and 77,325 RSUs were forfeited. The fair value of the RSUs granted during the six-month period ended June 30, 2023 was approximately $23.0 million, which will generally be recognized over a period of four years.

For the six-month period ended June 30, 2023, 60,171 deferred stock units were granted and 84,366 vested. The fair value of the deferred stock units granted during the six-month period ended June 30, 2023 was approximately $0.9 million, which was recognized immediately.

For the six-month period ended June 30, 2023, 29,257 shares of common stock were issued under the ESPP.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cost of service revenue	$438	$278	$781	$464
Cost of equipment revenue	351	260	638	468
Engineering, design and development	908	651	1,662	1,145
Sales and marketing	983	673	1,721	1,222
General and administrative	2,773	3,542	5,692	6,112
Total stock-based compensation expense	$5,453	$5,404	$10,494	$9,411

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.5 million and $1.0 million, respectively, during the three- and six-month periods ended June 30, 2023 and $0.5 million and $0.9 million, respectively, for the prior-year periods.

14.
Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $9.2 million and $17.1 million, respectively, during the three- and six-month periods ended June 30, 2023 and $8.0 million and $13.4 million, respectively, for the prior-year periods. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

15.
Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2023	$(1,225)	$31,353	$30,128
Other comprehensive income (loss) before reclassifications	259	4,888	5,147
Less: income realized and reclassified to earnings	—	10,123	10,123
Net current period comprehensive income (loss)	259	(5,235)	(4,976)
Balance at June 30, 2023	$(966)	$26,118	$25,152

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2022	$(960)	$2,749	$1,789
Other comprehensive income (loss) before reclassifications	(9)	21,159	21,150
Less: income realized and reclassified to earnings	—	519	519
Net current period comprehensive income (loss)	(9)	20,640	20,631
Balance at June 30, 2022	$(969)	$23,389	$22,420

16.
Government Assistance

FCC Reimbursement Program

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to a shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount is currently allocated to the Company under the program. If Congress appropriates additional funds for this purpose, the allocations of the Company and other approved applicants will be increased pro rata. Program participants are subject to a number of conditions and requirements under the FCC’s rules including a requirement that they submit their first reimbursement request by July 17, 2023 and certify that they have developed a plan to permanently remove, replace and dispose of covered equipment or services within one year following the first reimbursement request. The rules permit participants to petition the FCC for one or more six-month extensions of the completion deadline. The Company, with the assistance of an advisor we engaged to help administer the program, submitted and received its first reimbursement claim in July 2023. The Company’s one year term to complete the program is set for July 21, 2024, however, we plan to petition the FCC for an extension.

As of June 30, 2023, we have recorded a $0.9 million receivable from the FCC, which is included in Prepaid expenses and other current assets in our Unaudited Condensed Consolidated Balance Sheets, primarily for the reimbursement of equipment purchases and a corresponding reduction to Property and equipment, net for $0.9 million. See Note 1, “Basis of Presentation,” for additional information on our accounting policy for government grants.

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
•
our ability to develop and deploy Gogo 5G, Gogo Galileo or other next generation technologies;
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
•
fluctuations in our operating results;
•
our ability to fully utilize portions of our deferred income tax assets; and
•
other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “2022 10-K”), and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 3, 2023 (the “2023 Q1 10-Q”), and in Item 1A of this Quarterly Report on Form 10-Q.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2022 10-K, in Item 1A of the 2023 Q1 10-Q and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to “years” or “fiscal” are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We expect to commercially launch our fourth ATG network – Gogo 5G – in approximately mid-year 2024. We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. In May 2022, in order to further serve our existing customers and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service designed for business aviation (“Gogo Galileo”). The service will use an electronically steered antenna (“ESA”), specifically designed to address a broad range of business aviation aircraft, operating on a low earth orbit (“LEO”) satellite network and is targeted for commercial launch in the second half of 2024.

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

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the business aviation industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•
costs associated with the implementation of, and our ability to implement on a timely basis, our technology roadmap, including upgrades to and installation of the ATG technologies we currently offer, Gogo 5G, Gogo Galileo and any other next generation or other new technology;
•
our ability to manage issues and related costs that may arise in connection with the implementation of our technology roadmap, including technological issues and related remediation efforts and failures or delays on the part of antenna, chipset, and other equipment developers and providers or satellite network providers, some of which are single-source;
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
•
changes in laws, regulations and interpretations affecting telecommunications services globally, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, including Gogo Galileo, expand our service offerings and manage our network; and
•
changes in laws, regulations and policies affecting our business or the business of our customers and suppliers globally, including changes that impact the design of our equipment and our ability to obtain required certifications for our equipment.

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Aircraft online (at period end)
ATG	7,064	6,654	7,064	6,654
Narrowband satellite	4,433	4,462	4,433	4,462
Average monthly connectivity service revenue per aircraft online
ATG	$3,371	$3,328	$3,380	$3,324
Narrowband satellite	292	257	298	246
Units sold
ATG	277	310	500	556
Narrowband satellite	43	32	92	101
Average equipment revenue per unit sold (in thousands)
ATG	$73	$67	$72	$70
Narrowband satellite	50	73	52	55

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

The information presented below updates, and should be read in conjunction with, the critical accounting estimates described in the MD&A in our 2022 10-K. Except as set forth below, there have been no material changes to our critical accounting estimates described in the MD&A in our 2022 10-K.

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

Our determination that we are more likely than not to realize a portion of our deferred tax assets represents our best estimate and considers both positive and negative factors. This estimate involves significant management judgment and is inherently complex and subjective. We considered positive factors including our recent history of pre-tax income, the sale of our Commercial Aviation business, the reduction in interest expense resulting from the Refinancing (as defined herein) and the settlement of the 6% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) and our projected future pre-tax income. The negative factors included no carryback potential due to historical pre-tax losses, not enough current taxable temporary differences to utilize the existing deferred tax assets and no available significant, prudent and feasible tax planning strategies. It is possible that there will be changes in our business, our performance, our industry or otherwise that cause actual results to differ materially from this estimate. If those changes result in significant and sustained reductions in our pre-tax income or utilization of existing tax carryforwards in future periods, additional valuation allowances may have to be recorded with corresponding adverse impacts on earnings and/or other comprehensive income. Such adverse impacts may be material.

For the three- and six-month periods ended June 30, 2023, our determination that we are more likely than not to realize a portion of our deferred tax assets resulted in a release of approximately $70.0 million and $71.2 million, respectively, of our valuation allowance. The remaining valuation allowance is still required for deferred tax assets related to certain state tax credits, foreign net operating losses and capital losses, as we determined that it was more likely than not that, as of June 30, 2023, these deferred tax assets will not be realized.

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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Service revenue	$79,062	$73,064	$157,561	$143,731
Equipment revenue	24,159	24,772	44,257	46,855
Total revenue	103,221	97,836	201,818	190,586
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	16,819	15,752	33,616	30,386
Cost of equipment revenue (exclusive of amounts shown below)	17,537	16,868	35,663	31,149
Engineering, design and development	9,226	7,952	17,105	13,358
Sales and marketing	7,856	6,068	14,733	12,299
General and administrative	13,199	15,357	27,398	28,815
Depreciation and amortization	4,539	3,499	7,330	7,290
Total operating expenses	69,176	65,496	135,845	123,297
Operating income	34,045	32,340	65,973	67,289
Other expense (income):
Interest income	(1,971)	(194)	(3,887)	(241)
Interest expense	7,806	9,772	16,782	20,661
Loss on extinguishment of debt	2,224	—	2,224	—
Other (income) expense, net	(36)	43	(5)	17
Total other expense	8,023	9,621	15,114	20,437
Income before income taxes	26,022	22,719	50,859	46,852
Income tax (benefit) provision	(63,827)	702	(59,439)	2,639
Net income	$89,849	$22,017	$110,298	$44,213

Three Months Ended June 30, 2023 and 2022

Revenue:

Revenue and percent change for the three- and six-month periods ended June 30, 2023 and 2022 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Service revenue	$79,062	$73,064	8.2%	$157,561	$143,731	9.6%
Equipment revenue	24,159	24,772	(2.5)%	44,257	46,855	(5.5)%
Total revenue	$103,221	$97,836	5.5%	$201,818	$190,586	5.9%

Revenue increased to $103.2 million and $201.8 million, respectively, for the three- and six-month periods ended June 30, 2023, as compared with $97.8 million and $190.6 million, respectively, for the prior-year periods due to an increase in service revenue, partially offset by a decrease in equipment revenue.

Service revenue increased to $79.1 million and $157.6 million, respectively, for the three- and six-month periods ended June 30, 2023, as compared with $73.1 million and $143.7 million, respectively, for the prior-year periods, primarily due to increases in ATG aircraft online and to a lesser extent average monthly service revenue per aircraft online.

Equipment revenue decreased to $24.2 million and $44.3 million, respectively, for the three- and six-month periods ended June 30, 2023, as compared with $24.8 million and $46.9 million, respectively, for the prior-year periods, primarily due to decreases in the number of ATG units sold, with 277 units and 500 units, respectively, sold during the three- and six-month periods ended June 30, 2023 as compared with 310 units and 556 units, respectively, sold during the prior-year periods.

We expect service revenue to increase in the future as additional aircraft come online, including the expected impact of the launch of Gogo 5G and Gogo Galileo. We expect equipment revenue to increase in the future driven by additional sales of ATG units, including Gogo 5G, and Gogo Galileo units.

Cost of Revenue:

Cost of revenue and percent change for the three- and six-month periods ended June 30, 2023 and 2022 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Cost of service revenue	$16,819	$15,752	6.8%	$33,616	$30,386	10.6%
Cost of equipment revenue	$17,537	$16,868	4.0%	$35,663	$31,149	14.5%

Cost of service revenue increased to $16.8 million and $33.6 million, respectively, for the three- and six-month periods ended June 30, 2023, as compared with $15.8 million and $30.4 million, respectively, for the prior-year periods, primarily due to an increase in personnel costs and ATG network costs.

We expect cost of service revenue to increase over time, primarily due to service revenue growth and increasing ATG network costs, including Gogo 5G, and Gogo Galileo network costs.

Cost of equipment revenue increased to $17.5 million and $35.7 million, respectively, for the three- and six-month periods ended June 30, 2023, as compared with $16.9 million and $31.1 million, respectively, for the prior-year periods, primarily due to additional costs related to the FCC Reimbursement Program and increased production costs, partially offset by a decrease in ATG units sold. See Note 16, “Government Assistance,” for additional information on the FCC Reimbursement Program.

We expect that our cost of equipment revenue will increase with growth in ATG units sold, including Gogo 5G units following the launch of that service, and Gogo Galileo units sold following the launch of that service. Additionally, we expect to incur additional costs associated with the FCC Reimbursement Program which may potentially be offset by the reimbursements from the FCC.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased to $9.2 million and $17.1 million, respectively, for the three- and six-month periods ended June 30, 2023, as compared with $8.0 million and $13.4 million, respectively, for the prior-year periods, primarily due to the Gogo Galileo development program and increased personnel costs.

We expect engineering, design and development expenses as a percentage of service revenue to increase through 2024, driven by Gogo Galileo development costs and Gogo 5G program spend, and decrease thereafter as the level of investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased to $7.9 million and $14.7 million, respectively, for the three- and six-month periods ended June 30, 2023, as compared with $6.1 million and $12.3 million, respectively, for the prior-year periods, primarily due to increased personnel costs and promotional and advertising expenses.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively flat in the future.

General and Administrative Expenses:

General and administrative expenses decreased to $13.2 million and $27.4 million, respectively, for the three- and six-month periods ended June 30, 2023, as compared with $15.4 million and $28.8 million, respectively, for the prior-year periods, primarily due to decreased personnel costs tied to a reduction in bonus expense.

We expect general and administrative expenses as a percentage of service revenue to decrease over time.

Depreciation and Amortization:

Depreciation and amortization expense increased to $4.5 million and $7.3 million, respectively, for three- and six-month periods ended June 30, 2023, as compared with $3.5 million and $7.3 million, respectively, for the prior-year periods, primarily due to accelerated depreciation expense for certain network equipment related to the FCC Reimbursement Program, partially offset by decreased amortization expense for capitalized software. See Note 1, “Basis of Presentation,” to our Unaudited Condensed Consolidated Financial Statements for additional information on the accelerated depreciation expense.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other Expense (Income):

Other expense (income) and percent change for the three- and six-month periods ended June 30, 2023 and 2022 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change
	2023	2022	2023 over 2022
Interest income	$(1,971)	$(194)	916.0%
Interest expense	7,806	9,772	(20.1)%
Loss on extinguishment of debt	2,224	—	nm
Other expense, net	(36)	43	(183.7)%
Total	$8,023	$9,621	(16.6)%

	For the Six Months Ended June 30,		% Change
	2023	2022	2023 over 2022
Interest income	$(3,887)	$(241)	1512.9%
Interest expense	16,782	20,661	(18.8)%
Loss on extinguishment of debt	2,224	—	nm
Other expense, net	(5)	17	(129.4)%
Total	$15,114	$20,437	(26.0)%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense decreased to $8.0 million and $15.1 million, respectively, for the three- and six-month periods ended June 30, 2023, as compared with $9.6 million and $20.4 million, respectively, for the prior-year periods, primarily due to an increase in interest income, a decrease in interest expense as a result of the 2022 Convertible Notes no longer being outstanding during the current-year period and the benefit from the interest rate caps, partially offset by an increase in interest expense related to the Term Loan Facility and the loss on extinguishment of debt resulting from the $100 million prepayment of the outstanding principal amount of the Term Loan Facility on May 3, 2023.

We expect our interest expense to decrease in the future given the $100 million prepayment of the outstanding principal amount of the Term Loan Facility on May 3, 2023 coupled with the future required quarterly principal payments. This decrease could be impacted by fluctuations with changes in the variable rates associated with the Facilities, with increases partially offset by the impact of our interest rate caps. See Note 6, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes:

The effective income tax rates for the three- and six-month periods ended June 30, 2023 were (245.3)% and (116.9)%, respectively, as compared to 3.1% and 5.6%, respectively, for the prior-year periods. For the three- and six-month periods ended June 30, 2023, our income tax benefit was $63.8 million and $59.4 million, respectively, primarily due to a partial release of the valuation allowance on our deferred income tax assets, partially offset by pre-tax income. For the three- and six-month periods ended June 30, 2022, our income tax provision was $0.7 million and $2.6 million, respectively, primarily due to pre-tax income, partially offset by the partial release of the valuation allowance on our deferred income tax assets and the tax benefits for stock-based compensation. See Note 12, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

We expect our income tax provision to increase in the long term as we continue to generate positive pre-tax income. We expect cash tax payments to be immaterial for an extended period of time, subject to the availability of our net operating loss carryforward amounts.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense and (ii) loss on extinguishment of debt. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude the loss on extinguishment of debt from Adjusted EBITDA because of the infrequently occurring nature of this activity.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA:
Net income attributable to common stock (GAAP)	$89,849	$22,017	$110,298	$44,213
Interest expense	7,806	9,772	16,782	20,661
Interest income	(1,971)	(194)	(3,887)	(241)
Income tax (benefit) provision	(63,827)	702	(59,439)	2,639
Depreciation and amortization	4,539	3,499	7,330	7,290
EBITDA	36,396	35,796	71,084	74,562
Stock-based compensation expense	5,453	5,404	10,494	9,411
Loss on extinguishment of debt	2,224	—	2,224	—
Adjusted EBITDA	$44,073	$41,200	$83,802	$83,973

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$15,627	$26,374	$34,141	$44,240
Consolidated capital expenditures	(8,766)	(10,895)	(13,362)	(19,950)
Proceeds from interest rate caps	6,402	—	12,489	—
Free cash flow	$13,263	$15,479	$33,268	$24,290

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
·
Adjusted EBITDA does not reflect the loss on extinguishment of debt;
·
Free Cash Flow does not represent the total increase or decrease in our cash balance for the period; and
·
since other companies in our or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$34,141	$44,240
Net cash provided by (used in) investing activities	23,923	(19,950)
Net cash used in financing activities	(111,469)	(6,243)
Effect of foreign exchange rate changes on cash	55	8
Net (decrease) increase in cash, cash equivalents and restricted cash	(53,350)	18,055
Cash, cash equivalents and restricted cash at the beginning of period	150,880	146,268
Cash, cash equivalents and restricted cash at the end of period	$97,530	$164,323
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$97,530	$164,323
Less: non-current restricted cash	330	330
Cash and cash equivalents at the end of the period	$97,200	$163,993

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of June 30, 2023, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

The Facilities may be prepaid at GIH’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal payment amount requirements. On May 3, 2023, the Company prepaid $100 million of the outstanding principal amount of the Term Loan Facility.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay the other fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of June 30, 2023 and December 31, 2022.

For additional information on the 2021 Credit Agreement, see Note 6, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements.

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amounts calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the first reduction of $125 million occurring on July 31, 2023. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future. The interest rate caps automatically transitioned to SOFR, the designated fallback as determined by the International Swaps and Derivatives Association on July 31, 2023. Beginning on July 31, 2023, we will receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate.

For additional information on the interest rate caps, see Note 7, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net income	$110,298	$44,213
Non-cash charges and credits	(37,086)	21,861
Changes in operating assets and liabilities	(39,071)	(21,834)
Net cash provided by operating activities	$34,141	$44,240

For the six-month period ended June 30, 2023, net cash provided by operating activities was $34.1 million as compared with $44.2 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $7.1 million improvement in net income and non-cash charges and credits, as noted above under “—Results of Operations.”
•
A $17.2 million decrease in cash flows related to operating assets and liabilities resulting from:
o
A decrease in cash flows primarily due to the following:
▪
Changes in prepaid expenses and other current assets primarily due to interest rate caps receivable;
▪
Changes in accrued interest due to the change in timing of payments; and
▪
Changes in accrued liabilities due to the timing of payments.
o
Partially offset by an increase primarily due to changes in accounts receivable due to the timing of collections.

Cash flows provided by (used in) Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to cell site construction, software development, and data center upgrades. See “— Capital Expenditures” below. Additionally, cash provided by investing activities for the six-month period ended June 30, 2023 included net proceeds from our short-term investments of $24.8 million as well as $12.5 million of proceeds from interest rate caps.

Cash flows used in Financing Activities:

Cash used in financing activities for the six-month period ended June 30, 2023 was $111.5 million primarily due to principal payments on the Term Loan Facility and stock-based compensation activities.

Cash used in financing activities for the six-month period ended June 30, 2022 was $6.2 million, primarily due to principal payments on the Term Loan Facility.

Capital Expenditures

Our operations require capital expenditures associated with our ATG network and data centers. We capitalize software development costs related to network technology solutions. We also capitalize costs related to the build out of our office locations.

Capital expenditures for the six-month periods ended June 30, 2023 and 2022 were $13.4 million and $20.0 million, respectively. The expected decrease in capital expenditures was primarily due to the build out of Gogo 5G during the prior-year period.

We expect that our capital expenditures will increase in the near term due to Gogo 5G and the FCC Reimbursement Program. This increase may be partially offset by reimbursements from the FCC. We expect that our capital expenditures will decrease at the end of our planning period as these programs are completed. Capital expenditures associated with Gogo Galileo are not expected to be material.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash, cash equivalents and short-term investments as of both June 30, 2023 and December 31, 2022 included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount. However, a change in interest rates could impact our interest income and results of operations to the extent that we invest in a material amount of interest-bearing securities.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of June 30, 2023, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. As of June 30, 2023, we received payments in the amounts calculated pursuant to the caps for any period in which the three-month USD LIBOR rate increased beyond the applicable strike rate. The interest rate caps automatically transitioned to SOFR, the designated fallback as determined by the International Swaps and Derivatives Association on July 31, 2023. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of June 30, 2023 was $650.0 million. Based on our June 30, 2023 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $0.8 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 0.75% and the $125 million reduction in the notional amount that will occur on July 31, 2023. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $6.1 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three- and six-month periods ended June 30, 2023 and 2022 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

(b)
Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to lawsuits arising out of the conduct of our business. See Note 11, “Commitments and Contingencies,” to our Unaudited Condensed Consolidated Financial Statements for a discussion of litigation matters.

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

“Item 1A. Risk Factors” of our 2022 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2022 10-K. Except as set forth below and in Item 1A of the 2023 Q1 10-Q, there have been no material changes to the risk factors previously disclosed in our 2022 10-K.

We are currently delayed in deploying Gogo 5G, and may be unsuccessful or delayed in developing and deploying this or other next generation technologies.

We are currently developing a next generation ATG network using 5G technology, unlicensed spectrum, and licensed spectrum. Gogo 5G will be capable of working with different spectrum and supporting different next generation technologies. As previously disclosed, we are delayed in our commercial, nationwide launch of Gogo 5G due to a design error in a non-5G component of our chip, which was designed by a third-party subcontractor of our 5G solution provider. While we are collaborating with our suppliers on more definitive plans, we expect the launch of Gogo 5G to occur in approximately mid-year 2024, later than our prior estimate of the fourth quarter of 2023.

There can be no assurance that, during the current delay of our 5G launch, our customers will not seek alternative technologies of competitors. The launch of 5G is also expected to coincide in time with the launch of our Gogo Galileo service, which could impede our marketing and sales efforts with respect to either offering, due to possible customer confusion among the offerings or lack of sufficient customer focus on either one during launch. Additionally, while we expect to launch Gogo 5G in mid-year 2024, we cannot assure you that the 5G launch or our launch of other next generation technologies will in fact occur in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market. Historically, we have experienced longer lead times and encountered delays in obtaining certain electronic components used in our business, such as in the second half of 2022, when we announced a prior delay in our 5G launch due to manufacturing and late-stage testing issues with respect to the 5G chip. For more information on historical delays, see “—Risks Related to Our Business—Global supply chain challenges and logistics issues as well as increasing inflation have had, and may continue to have, an adverse effect on our business, financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The current delay and any future delays could also decrease customer confidence, including from current or prospective customers, in our offerings, and negatively impact our financial position. For example, as previously disclosed, the delay in our Gogo 5G launch is anticipated to negatively impact year-end revenues in the short term, while also deferring certain operating and capital expense from 2023 into 2024.

If Gogo 5G or any other next generation technology fails to perform as expected, our ability to meet users' expectations regarding our systems' performance and to effectively compete in our market may be impaired and our business, financial condition and results of operations may be materially adversely affected. Factors heightening the risk of future delays in our 5G network or other next generation technologies, or a failure of such technologies to perform once commercialized, include: (i) our failure to design and develop a technology that provides the features and performance we require; (ii) integrating the solution with our existing ATG network; (iii) the availability of adequate spectrum; (iv) the failure of spectrum to perform as expected; (v) the failure of equipment and software to perform as expected; (vi) problems arising in the manufacturing process; (vii) our ability to negotiate contracts with suppliers on acceptable commercial and other terms; (viii) our reliance on single-source suppliers for the development and manufacturing of the core elements of the network and on other suppliers to provide certain components and services; and (ix) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers.

Participation in the FCC Reimbursement Program could adversely affect our results of operations and financial condition.

On July 15, 2022, the FCC notified the Company that it was approved for participation in the FCC Reimbursement Program, a program designed by the FCC at the direction of Congress to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement and disposal of covered communications equipment or services from their networks that have been deemed to pose a national security risk. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover incurred and documented costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to a shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount is currently allocated to the Company under the program. In July 2023, the Company elected to participate in the partially funded FCC Reimbursement Program and submitted its first reimbursement claim.

Congress is considering appropriating additional funding to meet the total demand for reimbursement, but we cannot predict whether, how much, or when such additional funding will be allocated. There can be no assurance that there will be sufficient available funding to reimburse us for all of our costs in participating in the program. Any shortfall in available funding would require the Company to fund the portion of program costs that exceeds the Company’s allocation. In addition, companies that were awarded a funding allocation are not guaranteed to receive that funding. Once funds are allocated, recipients can draw down funds upon proof of actual expenses incurred by filing a request for the reimbursement of specific expenses. We cannot predict whether and to what extent the FCC or the administrator on which it relies to administer the Reimbursement Program will approve our requests for the specific reimbursement of costs, or the time frames for any reimbursement. If we are not successful in receiving the amount of funds necessary to remove, replace and dispose of the applicable equipment and services, or if we have underestimated the associated costs, our results of operations and financial condition could be adversely affected. Also, the process for seeking reimbursements under the FCC Reimbursement Program is complex, and the FCC or program administrator may seek revisions to our reimbursement requests or delay approval of some or all of the requested amounts while evaluating our submissions. Any delay in reimbursements under the program could have a material negative effect on our cash flows and working capital.

In order to participate in the program, we must comply with various conditions and requirements established by the FCC, including a requirement that we complete the removal, replacement and disposal of applicable equipment within one year of receiving our first funding disbursement (i.e., by July 21, 2024). The FCC may issue a single, general extension to all reimbursement recipients if it determines that the supply of replacement communications equipment or services needed by the recipients to achieve the purposes of the Reimbursement Program is inadequate to meet the needs of the recipients. The FCC may also grant one or more six-month extensions to a participant where it finds that due to factors beyond its control, the participant cannot complete the project by the deadline. Due to a number of factors including supply chain disruptions, the current insufficiency of FCC funding and the operational and logistical complexity of replacing airborne equipment, we do not believe that we will complete the project within one year of receiving the Company’s first funding disbursement, and we intend to seek extensions as outlined in our initial FCC application. If the FCC does not grant the necessary extensions and the project is not completed by the FCC’s deadline, we could face penalties or other sanctions.

In addition, if any of the Company’s customers do not replace their airborne equipment with equipment that is compatible with the replacement terrestrial network equipment prior to the date on which the replacement terrestrial network equipment goes into effect, the Company will be unable to provide service to these legacy-equipment customers until the airborne equipment is replaced. Such service disruptions could have a material adverse effect on our results of operations and financial condition. The requirement that customers replace their airborne equipment may also damage the Company’s relationships with its customers, leading some customers to switch to other service providers or forgo service altogether, which could have a material adverse effect on our market share, results of operations and financial condition.

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

Gogo Inc.
Date: August 7, 2023
/s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

/s/ Jessica G. Betjemann
Jessica G. Betjemann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)