Form 10-Q
period 2023-09-30
Gogo Inc.
filed 2023-11-07
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023

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

As of November 2, 2023, 128,841,372 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$86,157	$150,550
Short-term investments	24,655	24,796
Total cash, cash equivalents and short-term investments	110,812	175,346
Accounts receivable, net of allowances of $1,884 and $1,778, respectively	49,356	54,210
Inventories	62,792	49,493
Prepaid expenses and other current assets	63,873	45,100
Total current assets	286,833	324,149
Non-current assets:
Property and equipment, net	100,982	104,595
Intangible assets, net	52,719	49,509
Operating lease right-of-use assets	71,539	75,261
Other non-current assets, net of allowances of $545 and $501, respectively	37,239	43,355
Deferred income taxes	217,976	162,657
Total non-current assets	480,455	435,377
Total assets	$767,288	$759,526
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,328	$13,646
Accrued liabilities	38,219	60,056
Deferred revenue	1,704	3,418
Current portion of long-term debt	7,250	7,250
Total current liabilities	62,501	84,370
Non-current liabilities:
Long-term debt	588,733	690,173
Non-current operating lease liabilities	74,481	79,241
Other non-current liabilities	8,031	7,611
Total non-current liabilities	671,245	777,025
Total liabilities	733,746	861,395
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 137,530,365 and 136,531,362 shares issued at September 30, 2023 and December 31, 2022, respectively; and 128,839,816 and 127,840,813 shares outstanding at September 30, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	1,396,348	1,385,933
Accumulated other comprehensive income	23,913	30,128
Treasury stock, at cost	(158,375)	(158,375)
Accumulated deficit	(1,228,358)	(1,359,569)
Total stockholders’ equity (deficit)	33,542	(101,869)
Total liabilities and stockholders’ equity (deficit)	$767,288	$759,526

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Service revenue	$79,546	$75,252	$237,107	$218,983
Equipment revenue	18,403	30,066	62,660	76,921
Total revenue	97,949	105,318	299,767	295,904
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	18,116	17,297	51,732	47,683
Cost of equipment revenue (exclusive of amounts shown below)	12,320	19,261	47,983	50,410
Engineering, design and development	9,154	7,988	26,259	21,346
Sales and marketing	7,015	6,240	21,748	18,539
General and administrative	13,336	15,474	40,734	44,289
Depreciation and amortization	4,692	2,716	12,022	10,006
Total operating expenses	64,633	68,976	200,478	192,273
Operating income	33,316	36,342	99,289	103,631
Other expense (income):
Interest income	(1,622)	(690)	(5,509)	(931)
Interest expense	8,025	8,781	24,807	29,442
Loss on extinguishment of debt	—	—	2,224	—
Other (income) expense, net	(728)	95	(733)	112
Total other expense	5,675	8,186	20,789	28,623
Income before income taxes	27,641	28,156	78,500	75,008
Income tax (benefit) provision	6,728	7,980	(52,711)	10,619
Net income	$20,913	$20,176	$131,211	$64,389

Net income attributable to common stock per share:
Basic	$0.16	$0.16	$1.01	$0.53
Diluted	$0.16	$0.15	$0.98	$0.50
Weighted average number of shares:
Basic	129,951	129,914	129,632	121,762
Diluted	133,320	134,221	133,382	134,454

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$20,913	$20,176	$131,211	$64,389
Other comprehensive income (loss), net of tax
Currency translation adjustments	$(136)	$(247)	$123	$(256)
Cash flow hedges:
Amount recognized in other comprehensive income	3,517	13,068	8,405	34,227
Less: income realized and reclassified to earnings	4,620	1,786	14,743	2,305
Changes in fair value of cash flow hedges	(1,103)	11,282	(6,338)	31,922
Other comprehensive income (loss), net of tax	(1,239)	11,035	(6,215)	31,666
Comprehensive income	$19,674	$31,211	$124,996	$96,055

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$131,211	$64,389
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,022	10,006
Loss on asset disposals, abandonments and write-downs	285	166
Provision for expected credit losses	541	855
Deferred income taxes	(53,255)	10,470
Stock-based compensation expense	15,729	14,101
Amortization of deferred financing costs and interest rate caps	2,671	2,486
Accretion of debt discount	304	345
Changes in fair value of equity investment	(773)	—
Loss on extinguishment of debt	2,224	—
Changes in operating assets and liabilities:
Accounts receivable	4,356	(12,289)
Inventories	(13,299)	(12,622)
Prepaid expenses and other current assets	(37,454)	12,862
Contract assets	2,822	(2,836)
Accounts payable	2,526	1,116
Accrued liabilities	(5,091)	(16,245)
Deferred revenue	(1,708)	(222)
Accrued interest	(9,565)	1,720
Other non-current assets and liabilities	(728)	(2,363)
Net cash provided by operating activities	52,818	71,939
Investing activities:
Purchases of property and equipment	(14,006)	(35,187)
Acquisition of intangible assets—capitalized software	(4,711)	(4,745)
Proceeds from FCC Reimbursement Program	3	—
Proceeds from interest rate caps	20,165	803
Redemptions of short-term investments	49,524	—
Purchases of short-term investments	(49,383)	—
Purchase of equity investment	(5,000)	—
Net cash used in investing activities	(3,408)	(39,129)
Financing activities:
Payments on term loan	(105,438)	(5,438)
Repurchases of common stock	—	(18,375)
Payments on financing leases	(117)	(136)
Stock-based compensation activity	(8,326)	(2,703)
Net cash used in financing activities	(113,881)	(26,652)
Effect of exchange rate changes on cash	78	65
(Decrease) increase in cash, cash equivalents and restricted cash	(64,393)	6,223
Cash, cash equivalents and restricted cash at beginning of period	150,880	146,268
Cash, cash equivalents and restricted cash at end of period	$86,487	$152,491
Cash, cash equivalents and restricted cash at end of period	$86,487	$152,491
Less: non-current restricted cash	330	330
Cash and cash equivalents at end of period	$86,157	$152,161
Supplemental cash flow information:
Cash paid for interest	$53,911	$28,841
Cash paid for taxes	429	289
Non-cash investing activities:
Purchases of property and equipment in current liabilities	$5,425	$11,549

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended September 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at June 30, 2023	128,696,883	$14	$1,391,692	$25,152	$(1,249,271)	8,690,549	$(158,375)	$9,212
Net income	—	—	—	—	20,913	—	—	20,913
Currency translation adjustments, net of tax	—	—	—	(136)	—	—	—	(136)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(1,103)	—	—	—	(1,103)
Stock-based compensation expense	—	—	5,235	—	—	—	—	5,235
Issuance of common stock upon exercise of stock options	25,370	—	62	—	—	—	—	62
Issuance of common stock upon vesting of restricted stock units	117,563	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(641)	—	—	—	—	(641)
Balance at September 30, 2023	128,839,816	$14	$1,396,348	$23,913	$(1,228,358)	8,690,549	$(158,375)	$33,542

	For the Three Months Ended September 30, 2022
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at June 30, 2022	128,688,372	$13	$1,379,356	$22,420	$(1,407,415)	7,190,549	$(140,000)	$(145,626)
Net income	—	—	—	—	20,176	—	—	20,176
Currency translation adjustments, net of tax	—	—	—	(247)	—	—	—	(247)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	11,282	—	—	—	11,282
Stock-based compensation expense	—	—	4,690	—	—	—	—	4,690
Issuance of common stock upon exercise of stock options	11,258	—	27	—	—	—	—	27
Issuance of common stock upon vesting of restricted stock units	59,655	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(361)	—	—	—	—	(361)
Issuance of common stock in connection with employee stock purchase plan	10,908	—	146	—	—	—	—	146
Repurchase of common stock	(1,500,000)	—	—	—	—	1,500,000	(18,375)	(18,375)
Balance at September 30, 2022	127,270,193	$13	$1,383,858	$33,455	$(1,387,239)	8,690,549	$(158,375)	$(128,288)

	For the Nine Months Ended September 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2023	127,840,813	$14	$1,385,933	$30,128	$(1,359,569)	8,690,549	$(158,375)	$(101,869)
Net income	—	—	—	—	131,211	—	—	131,211
Currency translation adjustments, net of tax	—	—	—	123	—	—	—	123
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(6,338)	—	—	—	(6,338)
Stock-based compensation expense	—	—	15,729	—	—	—	—	15,729
Issuance of common stock upon exercise of stock options	140,141	—	361	—	—	—	—	361
Issuance of common stock upon vesting of restricted stock units	829,605	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(6,080)	—	—	—	—	(6,080)
Issuance of common stock in connection with employee stock purchase plan	29,257	—	405	—	—	—	—	405
Balance at September 30, 2023	128,839,816	$14	$1,396,348	$23,913	$(1,228,358)	8,690,549	$(158,375)	$33,542

	For the Nine Months Ended September 30,2022
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2022	110,791,954	$11	$1,258,477	$1,789	$(1,451,628)	6,615,449	$(128,803)	(320,154)
Net income	—	—	—	—	64,389	—	—	64,389
Currency translation adjustments, net of tax	—	—	—	(256)	—	—	—	(256)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	31,922	—	—	—	31,922
Stock-based compensation expense	—	—	14,101	—	—	—	—	14,101
Issuance of common stock upon exercise of stock options	738,681	—	1,971	—	—	—	—	1,971
Issuance of common stock upon vesting of restricted stock units	644,692	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(5,139)	—	—	—	—	(5,139)
Issuance of common stock in connection with employee stock purchase plan	38,634	—	465	—	—	—	—	465
Settlement of convertible notes	17,131,332	2	102,786	—	—	—	—	102,788
Settlement of prepaid forward shares	(575,100)	—	11,197	—	—	575,100	(11,197)	—
Repurchase of common stock	(1,500,000)	—	—			1,500,000	(18,375)	(18,375)
Balance at September 30, 2022	127,270,193	$13	$1,383,858	$33,455	$(1,387,239)	8,690,549	$(158,375)	$(128,288)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation

The Business – Gogo Inc. (“Gogo,” the “Company,” “we,” “us,” or “our”) is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We expect to commercially launch our fourth ATG network – Gogo 5G – in the third quarter of 2024. We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. In May 2022, in order to further serve our existing customers and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service designed for all models of business aircraft (“Gogo Galileo”). The service will use an electronically steered antenna, specifically designed to address a broad range of business aviation aircraft, operating on a low earth orbit (“LEO”) satellite network and is targeted for commercial launch in the second half of 2024.

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

The results of operations and cash flows for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

We had one class of common stock outstanding as of September 30, 2023 and December 31, 2022.

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

The Federal Communications Commission (“FCC”) Secure and Trusted Communications Networks Reimbursement Program (the “FCC Reimbursement Program”) – In July 2023, the Company elected to participate in the FCC Reimbursement Program. There is no applicable authoritative guidance under GAAP to account for this government grant. Therefore, we have elected to apply International Accounting Standard (“IAS”) 20 Accounting for Government Grants and Disclosure of Government Assistance by analogy. Under IAS 20, government grants related to assets are presented as either deferred income that is recognized on a systematic basis over the useful life of the asset or by deducting the grant from the carrying value of the asset. The Company has elected to deduct the grant from the carrying value of the asset. For grants related to income, the Company has elected to recognize these grants as a deduction from the related expense. Grant receivables from the FCC are recorded by the Company once there is reasonable assurance that we will comply with the conditions of the grant and the grant will be received. See Note 16, “Government Assistance,” for additional information.

As a result of our determination to participate in the FCC Reimbursement Program, we reassessed and shortened the estimated useful lives of affected network equipment to be consistent with our estimated date to complete the program. This change in accounting estimate was effective beginning the second quarter of 2023 and resulted in increased depreciation expense of $1.9 million and $3.6 million for the three- and nine-month periods ended September 30, 2023, respectively. Net income per basic and diluted share decreased by $0.01 for the three-month period ended September 30, 2023 and decreased by $0.02 for the nine-month period ended September 30, 2023.

Shareholder Rights Plan – On September 23, 2020, our Board of Directors adopted a Section 382 Rights Agreement (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent. The Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the shares of the Company’s common stock

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

then-outstanding. The Rights Agreement expired on September 23, 2023 and the Board of Directors has voted not to renew the agreement.

2.
Revenue Recognition

Remaining performance obligations

As of September 30, 2023, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $65 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $56 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. The remaining $9 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next two years.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Service revenue
Connectivity	$78,246	$74,017	$233,291	$215,347
Entertainment and other	1,300	1,235	3,816	3,636
Total service revenue	$79,546	$75,252	$237,107	$218,983
Equipment revenue
ATG	$14,782	$26,274	$50,665	$64,916
Narrowband satellite	1,564	1,698	6,373	7,251
Other	2,057	2,094	5,622	4,754
Total equipment revenue	$18,403	$30,066	$62,660	$76,921
Customer type
Aircraft owner/operator/service provider	$79,546	$75,252	$237,107	$218,983
OEM and aftermarket dealer	18,403	30,066	62,660	76,921
Total revenue	$97,949	$105,318	$299,767	$295,904

Contract balances

Our current and non-current contract asset balances totaled $17.0 million and $19.9 million as of September 30, 2023 and December 31, 2022, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $1.7 million and $3.4 million as of September 30, 2023 and December 31, 2022, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products.

Major Customers

No customer accounted for more than 10% of total revenue during the three- and nine-month periods ended September 30, 2023 and 2022 and no customer accounted for more than 10% of accounts receivable as of September 30, 2023 or December 31, 2022.

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

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units, restricted stock units and convertible notes when the computation is anti-dilutive. For the three- and nine-month periods ended September 30, 2023, the

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

weighted average number of shares excluded from the computation was 2.0 million and 1.5 million, respectively. For the three- and nine-month periods ended September 30, 2022, the weighted average number of shares excluded from the computation was 0.8 million and 0.4 million, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2023 and 2022; however, for the reasons described above, while outstanding, the shares of common stock associated with the Forward Transactions were excluded from the computation of basic earnings per share (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2023			2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$20,913			$20,176
Less: participation rights on Forward Transactions	—			—

Basic earnings per share
Undistributed income	$20,913	129,951	$0.16	$20,176	129,914	$0.16

Effect of dilutive securities
Stock-based compensation	—	3,369		—	4,307
2022 Convertible Notes	—	—		—	—

Diluted earnings per share
Undistributed income and assumed conversions	$20,913	133,320	$0.16	$20,176	134,221	$0.15

Earnings per share - basic			$0.16			$0.16
Earnings per share - diluted			$0.16			$0.15

	For the Nine Months Ended September 30,
	2023			2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$131,211			$64,389
Less: participation rights on Forward Transactions	—			162

Basic earnings per share
Undistributed income	$131,211	129,632	$1.01	$64,227	121,762	$0.53

Effect of dilutive securities
Stock-based compensation	—	3,750		—	4,972
2022 Convertible Notes	—	—		2,770	7,720

Diluted earnings per share
Undistributed income and assumed conversions	$131,211	133,382	$0.98	$66,997	134,454	$0.50

Earnings per share - basic			$1.01			$0.53
Earnings. per share - diluted			$0.98			$0.50

4.
Composition of Certain Balance Sheet Accounts

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis. As a result of our determination to participate in the FCC Reimbursement Program (as defined and described in Note 16, “Government Assistance”), the Company wrote down the net realizable value of certain inventory by approximately $1.3 million for the nine-month period ended September 30, 2023. The write-off charge is included in Cost of equipment revenue in our Unaudited Condensed Consolidated Statements of Operations.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Inventories as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Work-in-process component parts	$34,845	$34,840
Finished goods	27,947	14,653
Total inventory(1)	$62,792	$49,493

(1) See Note 16, “Government Assistance,” for additional information.

Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Interest rate caps and receivable	$27,582	$28,496
FCC reimbursement receivable(1)	16,242	—
Contract assets(1)	7,154	6,494
Prepaid inventories	3,115	2,901
Other	9,780	7,209
Total prepaid expenses and other current assets	$63,873	$45,100

(1) See Note 16, “Government Assistance,” for additional information.

Property and equipment as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Office equipment, furniture, fixtures and other	$18,820	$17,242
Leasehold improvements	16,251	15,357
Network equipment(1)	182,944	179,363
	218,015	211,962
Accumulated depreciation	(117,033)	(107,367)
Total property and equipment, net	$100,982	$104,595

(1) See Note 16, “Government Assistance,” for additional information.

Other non-current assets as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Interest rate caps	$17,470	$25,578
Contract assets, net of allowances of $545 and $501, respectively(1)	9,850	13,376
Equity investment(2)	5,773	—
Revolving credit facility deferred financing costs	1,121	1,445
Other	3,025	2,956
Total other non-current assets	$37,239	$43,355

(1) See Note 16, “Government Assistance,” for additional information.

(2) See Note 8, “Fair Value of Financial Assets and Liabilities,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Accrued liabilities as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Operating leases	$9,738	$9,094
Employee compensation and benefits	7,526	19,235
Network equipment	4,694	8,748
Warranty reserve	2,870	2,300
Inventory	2,508	2,455
Taxes	2,306	2,282
Accrued interest	313	9,878
Other	8,264	6,064
Total accrued liabilities	$38,219	$60,056

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

As of both September 30, 2023 and December 31, 2022, our goodwill balance was $0.6 million.

Our intangible assets, other than goodwill, as of September 30, 2023 and December 31, 2022 were as follows (in thousands, except for weighted average remaining useful life):

		As of September 30, 2023			As of December 31, 2022
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	6.9	$64,950	$(45,633)	$19,317	$59,932	$(43,950)	$15,982
Other intangible assets	8.0	499	—	499	624	—	624
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—
Total amortized intangible assets		80,254	(60,438)	19,816	75,361	(58,755)	16,606
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283
Total intangible assets		$112,537	$(60,438)	$52,099	$107,644	$(58,755)	$48,889

Amortization expense was $0.5 million and $1.7 million, respectively, for the three- and nine-month periods ended September 30, 2023 and $0.7 million and $4.1 million, respectively, for the prior-year periods.

Amortization expense for the remainder of 2023, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2023 (period from October 1 to December 31)	$284
2024	$1,693
2025	$2,969
2026	$2,903
2027	$2,704
Thereafter	$9,263

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

6.
Long-Term Debt and Other Liabilities

Long-term debt as of September 30, 2023 and December 31, 2022 was as follows (in thousands):

	September 30,	December 31,
	2023	2022
Term Loan Facility	$606,510	$711,263
Less: deferred financing costs	(10,527)	(13,840)
Less: current portion of long-term debt	(7,250)	(7,250)
Total long-term debt	$588,733	$690,173

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of September 30, 2023, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

The Facilities may be prepaid at GIH’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal payment amount requirements. On May 3, 2023, the Company prepaid $100 million of the outstanding principal amount of the Term Loan Facility. As a result, we wrote off $2.2 million of the deferred financing costs and unaccreted debt discount, which are included in Loss on extinguishment of debt in our Unaudited Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2023.

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

The 2021 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include restrictions on, among other things: incurrence of indebtedness or issuance of disqualified equity interests; incurrence or existence of liens; consolidations or mergers; activities of Gogo and any subsidiary holding a license issued by the FCC; investments, loans, advances, guarantees or acquisitions; asset sales; dividends or other distributions on equity; purchase, redemption or retirement of capital stock; payment or redemption of certain junior indebtedness; entry into other agreements that restrict the ability to incur liens securing the Facilities; and amendment of organizational documents; in each case subject to customary exceptions.

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

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, the outstanding principal amount of the Term Loan Facility was $608.7 million and $714.1 million, respectively, the unaccreted debt discount was $2.2 million and $2.8 million, respectively, and the net carrying amount was $606.5 million and $711.3 million, respectively.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the Facilities. Total amortization expense was $0.5 million and $1.8 million, respectively, for the three- and nine-month periods ended September 30, 2023 and $0.7 million and $2.0 million, respectively, for the prior-year periods and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, the balance of unamortized deferred financing costs related to the Facilities was $11.6 million and $15.3 million, respectively.

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

We incurred approximately $8.1 million of issuance costs related to the 2022 Convertible Notes that were amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.4 million for the nine-month period ended September 30, 2022 and is included in Interest expense in the Unaudited Condensed Consolidated Statements of Operations. As of December 31, 2022, there were no unamortized deferred financing costs related to the 2022 Convertible Notes. See Note 9, “Interest Costs,” for additional information.

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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. For the three-month period ended September 30, 2023, approximately $0.2 million in net unrealized losses from our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings. The unrealized loss was offset with an unrealized gain from the previous quarter for a net zero impact for nine-month period ended September 30, 2023. The ineffective portion was the result of a voluntary partial de-designation of the hedge relationship related to a prepayment of our existing variable-rate debt discussed in Note 6, “Long-Term Debt and Other Liabilities.” No gains or losses of our cash flow hedges were considered to be ineffective for the three- and nine-month periods ended September 30, 2022. We estimate that approximately $2.6 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps, excluding the caps that were de-designated, are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statement of Cash Flows as investing activities.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the three-month period ended September 30, 2023, we recorded a decrease in fair value on the interest rate caps of $1.7 million, net of tax of $0.4 million, and for the nine-month period ended September 30, 2023 we recorded a decrease in fair value on the interest rate caps of $7.2 million, net of tax of $2.1 million. For the three-month period ended September 30, 2022, we recorded an increase in fair value on the interest rate caps of $11.2 million, net of tax of $3.7 million, and for the nine-month period ended September 30, 2022, we recorded an increase in fair value on the interest rate caps of $31.8 million, net of tax of $10.5 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		September 30,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2023	2022
Current portion of interest rate caps	Prepaid expenses and other current assets	$23,288	$24,459
Non-current portion of interest rate caps	Other non-current assets	$17,470	$25,578

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

Long-Term Debt:

As of September 30, 2023 and December 31, 2022, our only financial asset or liability disclosed but not measured at fair value is the Term Loan Facility, which is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurement is classified as Level 2 within the fair value hierarchy since it is based on quoted market prices of our instrument in markets that are not active. We estimated the fair value of the Term Loan Facility by calculating the upfront cash payment a market participant would require to assume the obligation. The upfront cash payment used in the calculation of fair value on our September 30, 2023 Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, is the amount that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility.

The fair value and carrying value of long-term debt as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023			December 31, 2022
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Term Loan Facility	$608,000	$606,510	(2)	$708,000	$711,263	(2)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $2.2 million and $2.8 million as of September 30, 2023 and December 31, 2022, respectively. See Note 6, “Long-Term Debt and Other Liabilities,” for further information.

Equity Investment:

During the three-month period ended September 30, 2023, we purchased an equity investment in a publicly traded company for $5.0 million. The equity investment is included in Other non-current assets on the Unaudited Condensed Consolidated Balance Sheets and is recorded at fair value. The equity investment is classified as a Level 1 within the fair value hierarchy based on the quoted stock price on the New York Stock Exchange American Exchange, an active market. For the three- and nine-month periods ended September 30, 2023, we recorded an unrealized holding gain in the equity investment of $0.8 million which is included in Other (income) expense, net in our Unaudited Condensed Consolidated Statements of Operations.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

9.
Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the three- and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest costs charged to expense	$13,545	$10,553	$42,254	$29,753
Amortization of deferred financing costs	519	663	1,794	2,412
Amortization of the purchase price of interest rate caps	465	46	877	74
Interest rate cap benefit	(6,589)	(2,595)	(20,422)	(3,142)
Accretion of debt discount	85	114	304	345
Interest expense	8,025	8,781	24,807	29,442
Interest costs capitalized to property and equipment	555	350	1,557	507
Interest costs capitalized to software	213	152	544	360
Total interest costs	$8,793	$9,283	$26,908	$30,309

10.
Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. Lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements primarily related to cell sites and office space. Certain cell site and office space leases have renewal option terms that have been deemed reasonably certain to be exercised. These renewal options extend a lease by up to 15 years. We recognize operating lease expense on a straight-line basis over the lease term. As of September 30, 2023, there were no significant leases which had not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$3,998	$3,843	$11,908	$11,007
Financing lease cost:
Amortization of leased assets	22	40	100	117
Interest on lease liabilities	—	9	8	33
Total lease cost	$4,020	$3,892	$12,016	$11,157

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$12,203	$11,134
Operating cash flows used in financing leases	$8	$33
Financing cash flows used in financing leases	$117	$136
Non-cash items:
Operating leases obtained	$3,713	$11,525
Financing leases obtained	$—	$11
Weighted average remaining lease term
Operating leases	7 years	8 years
Financing leases	1 year	1 year
Weighted average discount rate
Operating leases	6.8%	6.7%
Financing leases	12.9%	17.2%

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Annual future minimum lease payments as of September 30, 2023 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2023 (period from October 1 to December 31)	$2,761	$16
2024	16,035	3
2025	15,197	2
2026	14,983	—
2027	14,020	—
Thereafter	43,503	—
Total future minimum lease payments	106,499	21
Less: Amount representing interest	(22,280)	—
Present value of net minimum lease payments	$84,219	$21
Reported as of September 30, 2023
Accrued liabilities	$9,738	$18
Non-current operating lease liabilities	74,481	—
Other non-current liabilities	—	3
Total lease liabilities	$84,219	$21

11.
Commitments and Contingencies

Contractual Commitments – We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components, or as development services are provided.

In June 2022, we entered into a supply and product support agreement (the “SPSA”) with Hughes Network Systems, LLC (“Hughes”), providing for our purchase from Hughes of airborne half duplex (“HDX”) antennas for use on a LEO satellite network, and the performance by Hughes of services related thereto. Under the SPSA, we commit to purchase, over a seven-year period that will begin on completion of a project milestone currently expected to occur in the second half of 2024, HDX antennas with an estimated aggregate purchase price of approximately $170 million. During the contractual seven-year period, Hughes may not sell substantially similar equipment to other purchasers in our primary target market. In March 2023, we amended the SPSA, pursuant to which, we committed to purchase, over a seven-year period that will begin on completion of a project milestone currently expected to occur in mid-2025, full duplex (“FDX”) antennas with an estimated aggregate purchase price of approximately $102 million.

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

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents recently issued to the plaintiff. The suit seeks an unspecified amount of compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. Under a schedule agreed upon by the parties, fact discovery and claim construction proceedings will be substantially completed by the end of 2023 or early 2024, and expert discovery by early-to-mid 2024, with dispositive motions to follow. A trial date has been scheduled for April 14, 2025. Also on February 28, 2022, the plaintiff filed a motion (the “PI Motion”) requesting that the Court preliminarily enjoin the Company from making, using, offering to sell or selling the Gogo 5G system. On September 26, 2022, the Court issued an order denying the PI Motion. The plaintiff has appealed the denial to the U.S. Court of Appeals for the Federal Circuit. Briefing for the appeal is complete and the appellate court heard oral arguments on June 5, 2023. The U.S. Court of Appeals for the Federal Circuit has not issued a decision on the appeal as of the date hereof. We believe that the plaintiff’s claims are without merit and intend to continue to vigorously defend our position in the infringement suit and defend against the appeal. The outcomes of the appeal and the underlying litigation are inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

12.
Income Tax

The effective income tax rates for the three- and nine-month periods ended September 30, 2023 were 24.3% and (67.1)%, respectively, compared to 28.3% and 14.2%, respectively, for the prior-year periods. For the three-month period ended September 30, 2023, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes. For the nine-month period ended September 30, 2023, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a partial release of the valuation allowance on our deferred income tax assets, partially offset by state income taxes. For the three-month period ended September 30, 2022, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to deferred tax adjustments, state income taxes, and the establishment of a reserve for unrecognized tax benefits, partially offset by a partial release of the valuation allowance on our deferred tax assets. For the nine-month period ended September 30, 2022, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a partial release of the valuation allowance on our deferred income tax assets and tax benefits for stock-based compensation, partially offset by deferred tax adjustments, state income taxes, and the establishment of a reserve for unrecognized tax benefits.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of the available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. Based on our most recent assessment, for the nine-month period ended September 30, 2023, we released $71.4 million of the valuation allowance for the portion of our deferred income tax assets that we are more likely going to utilize than not. As of September 30, 2023, we can demonstrate an estimate of objectively verifiable future income. This estimate of future income, along with our assessment of the other positive and negative evidence considered, supports the release of a portion of the valuation allowance. The remaining valuation allowance is still required for deferred income tax assets

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

related to certain state credits, foreign net operating losses and capital losses as it was more likely than not as of September 30, 2023 that these deferred income tax assets will not be realized.

We are subject to taxation and file income tax returns in the United States federal jurisdiction and many states and Canada. With few exceptions, as of September 30, 2023 we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2019.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three- and nine-month periods ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, we did not have a liability recorded for interest or potential penalties.

13.
Stock-Based Compensation and 401(k) Plan

Stock-Based Compensation — As of September 30, 2023, we maintained the Second Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”). The Gogo Inc. 2013 Omnibus Incentive Plan, The Aircell Holdings Inc. Stock Option Plan and the Employee Stock Purchase Plan (“ESPP”) are all expired. The 2016 Omnibus Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, Restricted Stock Units (“RSUs”), deferred share units and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors. See Note 14, “Stock-Based Compensation and 401(k) Plan,” in our 2022 10-K for further information regarding these plans. The majority of our equity grants are awarded on an annual basis.

For the nine-month period ended September 30, 2023, no options to purchase shares of common stock were granted, options to purchase 140,141 shares of common stock were exercised, 1,875 options to purchase shares of common stock were forfeited and 4,120 options to purchase shares of common stock expired.

For the nine-month period ended September 30, 2023, 1,727,035 RSUs were granted, 1,260,630 RSUs vested and 133,985 RSUs were forfeited. The fair value of the RSUs granted during the nine-month period ended September 30, 2023 was approximately $26.9 million, which will generally be recognized over a period of four years.

For the nine-month period ended September 30, 2023, 103,546 deferred stock units were granted and 127,741 vested. The fair value of the deferred stock units granted during the nine-month period ended September 30, 2023 was approximately $1.5 million, which was recognized immediately.

For the nine-month period ended September 30, 2023, 29,257 shares of common stock were issued under the ESPP.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of service revenue	$448	$288	$1,229	$752
Cost of equipment revenue	349	265	987	733
Engineering, design and development	903	655	2,565	1,800
Sales and marketing	940	670	2,661	1,892
General and administrative	2,595	2,812	8,287	8,924
Total stock-based compensation expense	$5,235	$4,690	$15,729	$14,101

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.5 million and $1.6 million, respectively, during the three- and nine-month periods ended September 30, 2023 and $0.5 million and $1.4 million, respectively, for the prior-year periods.

14.
Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $9.2 million and $26.3 million, respectively, during the three- and nine-month periods ended September 30, 2023 and $8.0 million and $21.3 million, respectively, for the prior-year periods. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

15.
Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2023	$(1,225)	$31,353	$30,128
Other comprehensive income (loss) before reclassifications	123	8,405	8,528
Less: income realized and reclassified to earnings	—	14,743	14,743
Net current period comprehensive income (loss)	123	(6,338)	(6,215)
Balance at September 30, 2023	$(1,102)	$25,015	$23,913

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2022	$(960)	$2,749	$1,789
Other comprehensive income (loss) before reclassifications	(256)	34,227	33,971
Less: income realized and reclassified to earnings	—	2,305	2,305
Net current period comprehensive income (loss)	(256)	31,922	31,666
Balance at September 30, 2022	$(1,216)	$34,671	$33,455

16.
Government Assistance

FCC Reimbursement Program

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to a shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount is currently allocated to the Company under the program. If Congress appropriates additional funds for this purpose, the allocations of the Company and other approved applicants will be increased pro rata. Program participants are subject to a number of conditions and requirements under the FCC’s rules including a requirement that they submit their first reimbursement request by July 17, 2023 and certify that they have developed a plan to permanently remove, replace and dispose of covered equipment or services within one year following the first reimbursement request. The rules permit participants to petition the FCC for one or more six-month extensions of the completion deadline. The Company, with the assistance of an advisor we engaged to help administer the program, submitted and received its first reimbursement claim in July 2023. The Company’s one year term to complete the program is set for July 21, 2024, however, based on discussions with our vendors supporting the program regarding lead times for network equipment, we plan to petition the FCC for multiple extensions.

As of September 30, 2023, we have recorded a $16.2 million receivable from the FCC, which is included in Prepaid expenses and other current assets in our Unaudited Condensed Consolidated Balance Sheets. See Note 1, “Basis of Presentation,” for additional information on our accounting policy for government grants.

The following are the deductions to the carrying value of asset balances in our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 (in thousands):

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

As of September 30,
2023
Assets:
Inventories	$(5,490)
Prepaids and other current assets	(1,010)
Property and equipment, net	(1,938)
Intangible assets, net	(58)
Other non-current assets	(3,735)

The following are the increases to Net income in our Unaudited Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2023 (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2023	2023
Revenue:
Service revenue	$380	$380
Operating expenses:
Cost of service revenue	694	697
Cost of equipment revenue	2,752	2,752
General and administrative	153	185

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
•
the impact of pandemics or other outbreaks of contagious diseases, and the measures implemented to combat them;
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
•
risks associated with participation in the Federal Communications Commission (“FCC”) Reimbursement Program;
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

•
fluctuations in our operating results;
•
our ability to fully utilize portions of our deferred income tax assets; and
•
other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “2022 10-K”), in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 3, 2023 (the “2023 Q1 10-Q”); in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as filed with the SEC on August 7, 2023 (the “2023 Q2 10-Q”); and in Item 1A of this Quarterly Report on Form 10-Q.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2022 10-K, in Item 1A of the 2023 Q1 10-Q, in Item 1A of the 2023 Q2 10-Q and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to “years” or “fiscal” are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We expect to commercially launch our fourth ATG network – Gogo 5G – in the third quarter of 2024. We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. In May 2022, in order to further serve our existing customers and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service designed for all models of business aircraft (“Gogo Galileo”). The service will use an electronically steered antenna (“ESA”), specifically designed to address a broad range of business aviation aircraft, operating on a low earth orbit (“LEO”) satellite network and is targeted for commercial launch in the second half of 2024.

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
•
disruptions to supply chains in the aviation industry and installations of our equipment driven by, among other things, labor shortages;

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Aircraft online (at period end)
ATG	7,150	6,777	7,150	6,777
Narrowband satellite	4,395	4,484	4,395	4,484
Average monthly connectivity service revenue per aircraft online
ATG	$3,373	$3,376	$3,378	$3,342
Narrowband satellite	294	297	297	263
Units sold
ATG	192	388	692	944
Narrowband satellite	40	43	132	144
Average equipment revenue per unit sold (in thousands)
ATG	$77	$68	$73	$69
Narrowband satellite	39	39	48	50

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

For the nine-month period ended September 30, 2023, our determination that we are more likely than not to realize a portion of our deferred tax assets resulted in a release of approximately $71.2 million of our valuation allowance. The remaining valuation allowance is still required for deferred tax assets related to certain state tax credits, foreign net operating losses and capital losses, as we determined that it was more likely than not that, as of September 30, 2023, these deferred tax assets will not be realized.

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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Service revenue	$79,546	$75,252	$237,107	$218,983
Equipment revenue	18,403	30,066	62,660	76,921
Total revenue	97,949	105,318	299,767	295,904
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	18,116	17,297	51,732	47,683
Cost of equipment revenue (exclusive of amounts shown below)	12,320	19,261	47,983	50,410
Engineering, design and development	9,154	7,988	26,259	21,346
Sales and marketing	7,015	6,240	21,748	18,539
General and administrative	13,336	15,474	40,734	44,289
Depreciation and amortization	4,692	2,716	12,022	10,006
Total operating expenses	64,633	68,976	200,478	192,273
Operating income	33,316	36,342	99,289	103,631
Other expense (income):
Interest income	(1,622)	(690)	(5,509)	(931)
Interest expense	8,025	8,781	24,807	29,442
Loss on extinguishment of debt	—	—	2,224	—
Other (income) expense, net	(728)	95	(733)	112
Total other expense	5,675	8,186	20,789	28,623
Income before income taxes	27,641	28,156	78,500	75,008
Income tax (benefit) provision	6,728	7,980	(52,711)	10,619
Net income	$20,913	$20,176	$131,211	$64,389

Three and Nine Months Ended September 30, 2023 and 2022

Revenue:

Revenue and percent change for the three- and nine-month periods ended September 30, 2023 and 2022 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Service revenue	$79,546	$75,252	5.7%	$237,107	$218,983	8.3%
Equipment revenue	18,403	30,066	(38.8)%	62,660	76,921	(18.5)%
Total revenue	$97,949	$105,318	(7.0)%	$299,767	$295,904	1.3%

Total revenue decreased to $97.9 million for the three-month period ended September 30, 2023 as compared with $105.3 million for the prior-year period, due to a decrease in equipment revenue, partially offset by an increase in service revenue. Total revenue increased to $299.8 million for the nine-month period ended September 30, 2023 as compared with $295.9 million for the prior-year period due to an increase in service revenue, partially offset by a decrease in equipment revenue.

Service revenue increased to $79.5 million and $237.1 million, respectively, for the three- and nine-month periods ended September 30, 2023, as compared with $75.3 million and $219.0 million, respectively, for the prior-year periods, primarily due to increases in ATG aircraft online.

Equipment revenue decreased to $18.4 million and $62.7 million, respectively, for the three- and nine-month periods ended September 30, 2023, as compared with $30.1 million and $76.9 million, respectively, for the prior-year periods, primarily due to decreases in the number of ATG units sold, with 192 units and 692 units, respectively, sold during the three- and nine-month periods ended September 30, 2023 as compared with 388 units and 944 units, respectively, sold during the prior-year periods.

We expect service revenue to increase in the future as additional aircraft come online, including the expected impact of the launch of Gogo 5G and Gogo Galileo. We expect equipment revenue to increase in the future driven by additional sales of ATG units, including Gogo 5G and Gogo Galileo units.

Cost of Revenue:

Cost of revenue and percent change for the three- and nine-month periods ended September 30, 2023 and 2022 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2023	2022	2023 over 2022	2023	2022	2023 over 2022
Cost of service revenue	$18,116	$17,297	4.7%	$51,732	$47,683	8.5%
Cost of equipment revenue	$12,320	$19,261	(36.0)%	$47,983	$50,410	(4.8)%

Cost of service revenue increased to $18.1 million and $51.7 million, respectively, for the three- and nine-month periods ended September 30, 2023, as compared with $17.3 million and $47.7 million, respectively, for the prior-year periods, primarily due to an increase in personnel costs and ATG network costs.

We expect cost of service revenue to increase over time, primarily due to service revenue growth and increasing ATG network costs, including Gogo 5G, and Gogo Galileo network costs.

Cost of equipment revenue decreased to $12.3 million for the three-month period ended September 30, 2023 as compared with $19.3 million for the prior-year period, primarily due to a decrease in ATG units sold and a reduction in current-period expense related to an accrued receivable from the FCC Reimbursement Program for certain prior period expenditures. Cost of equipment revenue decreased to $48.0 million for the nine-month period ended September 30, 2023 as compared with $50.4 million for the prior-year period, primarily due to a decrease in ATG units sold, partially offset by an increase in production costs and the write down of inventory related to the FCC Reimbursement Program. For more information on the FCC Reimbursement Program, see Note 16, “Government Assistance,” to our Unaudited Condensed Consolidated Financial Statements.

We expect that our cost of equipment revenue will increase with growth in ATG units sold, including Gogo 5G, and Gogo Galileo units following the launch of those products. Additionally, we expect to incur additional costs associated with the FCC Reimbursement Program which we expect to be partially offset by the reimbursements from the FCC.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased to $9.2 million and $26.3 million, respectively, for the three- and nine-month periods ended September 30, 2023, as compared with $8.0 million and $21.3 million, respectively, for the prior-year periods, primarily due to the Gogo Galileo development program and increased personnel costs.

We expect engineering, design and development expenses as a percentage of service revenue to increase through 2024, driven by Gogo Galileo development costs and Gogo 5G program spend, and decrease thereafter as the level of investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased to $7.0 million and $21.7 million, respectively, for the three- and nine-month periods ended September 30, 2023, as compared with $6.2 million and $18.5 million, respectively, for the prior-year periods, primarily due to increased personnel costs.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively flat in the future.

General and Administrative Expenses:

General and administrative expenses decreased to $13.3 million and $40.7 million, respectively, for the three- and nine-month periods ended September 30, 2023, as compared with $15.5 million and $44.3 million, respectively, for the prior-year periods, primarily due to decreased personnel costs tied to a reduction in bonus expense.

We expect general and administrative expenses as a percentage of service revenue to decrease over time.

Depreciation and Amortization:

Depreciation and amortization expense increased to $4.7 million and $12.0 million, respectively, for three- and nine-month periods ended September 30, 2023, as compared with $2.7 million and $10.0 million, respectively, for the prior-year periods, primarily due to accelerated depreciation expense for certain network equipment related to the FCC Reimbursement Program, partially offset by decreased amortization expense for capitalized software. See Note 1, “Basis of Presentation,” to our Unaudited Condensed Consolidated Financial Statements for additional information on the accelerated depreciation expense.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other Expense (Income):

Other expense (income) and percent change for the three- and nine-month periods ended September 30, 2023 and 2022 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change
	2023	2022	2023 over 2022
Interest income	$(1,622)	$(690)	135.1%
Interest expense	8,025	8,781	(8.6)%
Other (income) expense, net	(728)	95	(866.3)%
Total	$5,675	$8,186	(30.7)%

	For the Nine Months Ended September 30,		% Change
	2023	2022	2023 over 2022
Interest income	$(5,509)	$(931)	491.7%
Interest expense	24,807	29,442	(15.7)%
Loss on extinguishment of debt	2,224	—	nm
Other (income) expense, net	(733)	112	(754.5)%
Total	$20,789	$28,623	(27.4)%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense decreased to $5.7 million for the three-month period ended September 30, 2023 as compared with $8.2 million for the prior-year period, primarily due to an increase in interest income, an unrealized holding gain in an equity investment, an increase in capitalized interest and the benefit from the interest rate caps, partially offset by an increase in interest expense related to the Term Loan Facility. Total other expense decreased to $20.8 million for the nine-month period ended September 30, 2023 as compared with $28.6 million for the prior-year period, primarily due to an increase in interest income, a decrease in interest expense as a result of the 2022 Convertible Notes no longer being outstanding during the current-year period, an increase in capitalized interest, an unrealized holding gain in an equity investment and the benefit from the interest rate caps, partially offset by an increase in interest expense related to the Term Loan Facility and the loss on extinguishment of debt resulting from the $100 million prepayment of the outstanding principal amount of the Term Loan Facility on May 3, 2023.

We expect our interest expense to fluctuate in the future based on changes in the variable rates associated with the Facilities, partially offset by the impact of the interest rate caps. We expect these fluctuations to be impacted by the decrease in the hedge benefit as our hedge notional amount decreases and the strike rate increases. See Note 6, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes:

The effective income tax rates for the three- and nine-month periods ended September 30, 2023 were 24.3% and (67.1)%, respectively, as compared to 28.3% and 14.2%, respectively, for the prior-year periods. For the three-month period ended September 30, 2023, our income tax provision was $6.7 million due to pre-tax income and for the nine-month period ended September 30, 2023, our income tax benefit of $52.7 million was primarily due to a partial release of the valuation allowance on our deferred income tax assets, partially offset by pre-tax income. For the three- and nine-month periods ended September 30, 2022, our income tax provision was $8.0 million and $10.6 million, respectively, primarily due to pre-tax income, partially offset by the partial release of the valuation allowance against our deferred income tax assets and the tax benefits for stock-based compensation. See Note 12, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) changes in fair value of an equity investment and (iii) loss on extinguishment of debt. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude the changes in fair value of an equity investment from Adjusted EBITDA because this activity is not related to our operating performance.

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

Free Cash Flow represents net cash provided by operating activities, plus the proceeds received from the FCC Reimbursement Program and the interest rate caps, less purchases of property and equipment. We believe that Free Cash Flow provides meaningful information regarding our liquidity. Management believes that Free Cash Flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations and provides them with the same measures that management uses as the basis of making capital allocation decisions.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA:
Net income attributable to common stock (GAAP)	$20,913	$20,176	$131,211	$64,389
Interest expense	8,025	8,781	24,807	29,442
Interest income	(1,622)	(690)	(5,509)	(931)
Income tax (benefit) provision	6,728	7,980	(52,711)	10,619
Depreciation and amortization	4,692	2,716	12,022	10,006
EBITDA	38,736	38,963	109,820	113,525
Stock-based compensation expense	5,235	4,690	15,729	14,101
Change in fair value of equity investment	(773)	—	(773)	—
Loss on extinguishment of debt	—	—	2,224	—
Adjusted EBITDA	$43,198	$43,653	$127,000	$127,626

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$18,677	$27,699	$52,818	$71,939
Consolidated capital expenditures	(5,355)	(19,982)	(18,717)	(39,932)
Proceeds from FCC Reimbursement Program	3	—	3	—
Proceeds from interest rate caps	7,676	803	20,165	803
Free cash flow	$21,001	$8,520	$54,269	$32,810

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
·
Adjusted EBITDA does not reflect unrealized holding gains or losses on equity investments;
·
Adjusted EBITDA does not reflect the loss on extinguishment of debt;
·
Free Cash Flow does not represent the total increase or decrease in our cash balance for the period; and
·
since other companies in our or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$52,818	$71,939
Net cash used in investing activities	(3,408)	(39,129)
Net cash used in financing activities	(113,881)	(26,652)
Effect of foreign exchange rate changes on cash	78	65
Net (decrease) increase in cash, cash equivalents and restricted cash	(64,393)	6,223
Cash, cash equivalents and restricted cash at the beginning of period	150,880	146,268
Cash, cash equivalents and restricted cash at the end of period	$86,487	$152,491
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$86,487	$152,491
Less: non-current restricted cash	330	330
Cash and cash equivalents at the end of the period	$86,157	$152,161

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

Liquidity:

Based on our current plans, we expect our cash and cash equivalents, cash flows provided by operating activities and access to capital markets will be sufficient to meet the cash requirements of our business, including capital expenditure requirements, share repurchases, if any, and debt maturities, for at least the next twelve months and thereafter for the foreseeable future.

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act, as amended, in accordance with applicable securities laws and other restrictions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. As of September 30, 2023, no share repurchases have been made under the repurchase program.

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of September 30, 2023, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay the other fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of September 30, 2023 and December 31, 2022.

For additional information on the 2021 Credit Agreement, see Note 6, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements.

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the first reduction of $125.0 million having occurred on July 31, 2023. The aggregate notional amount of the interest rate caps as of September 30, 2023 is $525.0 million. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 7, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net income	$131,211	$64,389
Non-cash charges and credits	(20,252)	38,429
Changes in operating assets and liabilities	(58,141)	(30,879)
Net cash provided by operating activities	$52,818	$71,939

For the nine-month period ended September 30, 2023, net cash provided by operating activities was $52.8 million as compared with $71.9 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $8.1 million improvement in net income and non-cash charges and credits, as noted above under “—Results of Operations.”
•
A $27.3 million decrease in cash flows related to operating assets and liabilities resulting from:
o
A decrease in cash flows primarily due to the following:
▪
Changes in prepaid expenses and other current assets primarily due to an interest rate caps receivable and receivables related to the FCC Reimbursement Program; and
▪
Changes in accrued interest due to the change in timing of payments.
o
Partially offset by an increase in cash flows primarily due to changes in accounts receivable due to the timing of collections.

Cash flows used in Investing Activities:

Cash used in investing activities is primarily for capital expenditures related to cell site construction, software development, and data center upgrades. See “— Capital Expenditures” below. Additionally, cash used in investing activities for the nine-month period ended September 30, 2023 included a $5.0 million equity investment. Cash used in investing activities was partially offset by $20.2 million of proceeds from interest rate caps, net proceeds from our short-term investments of $0.1 million and an immaterial amount of proceeds received from the FCC Reimbursement Program associated with the reimbursement of capital expenditures.

Cash flows used in Financing Activities:

Cash used in financing activities for the nine-month period ended September 30, 2023 was $113.9 million primarily due to principal payments on the Term Loan Facility and stock-based compensation activities.

Cash used in financing activities for the nine-month period ended September 30, 2022 was $26.7 million, primarily due to the repurchase of 1.5 million shares of common stock in a private transaction and principal payments on the Term Loan Facility.

Capital Expenditures

Our operations require capital expenditures associated with our ATG network and data centers. We capitalize software development costs related to network technology solutions. We also capitalize costs related to the build out of our office locations.

Capital expenditures for the nine-month periods ended September 30, 2023 and 2022 were $18.7 million and $39.9 million, respectively. The expected decrease in capital expenditures was primarily due to the build out of the Gogo 5G network during the prior-year period.

We expect that our capital expenditures will increase in the near term due to Gogo 5G and the build out of the LTE network related to the FCC Reimbursement Program. This increase may be partially offset by reimbursements from the FCC. We expect that our capital expenditures will decrease starting in 2025 as these programs are completed. Capital expenditures associated with Gogo Galileo are not expected to be material.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments, equity investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash, cash equivalents and short-term investments as of both September 30, 2023 and December 31, 2022 included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk. We believe that a change in average interest rates would not affect our interest income and results of operations by a material amount. However, a change in interest rates could impact our interest income and results of operations to the extent that we invest in a material amount of interest-bearing securities.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of September 30, 2023, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of September 30, 2023 was $525.0 million. Based on our September 30, 2023 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $1.1 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 0.75% and the $175 million reduction in the notional amount and an increase of the strike rate to 1.25% that will occur on July 31, 2024. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $6.1 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three- and nine-month periods ended September 30, 2023 and 2022 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

We are currently developing a next generation ATG network using 5G technology, unlicensed spectrum, and licensed spectrum. Gogo 5G will be capable of working with different spectrum and supporting different next generation technologies. As previously disclosed, we are delayed in our commercial, nationwide launch of Gogo 5G due to a design error in a non-5G component of our chip, which was designed by a third-party subcontractor of our 5G solution provider. We expect the launch of Gogo 5G to occur in the third quarter of 2024.

There can be no assurance that, during the current delay of our 5G launch, our customers will not seek alternative technologies of competitors. The launch of 5G is also expected to coincide in time with the launch of our Gogo Galileo service, which could impede our marketing and sales efforts with respect to either offering, due to possible customer confusion among the offerings or lack of sufficient customer focus on either one during launch. Additionally, while we expect to launch Gogo 5G in the third quarter of 2024, we cannot assure you that the 5G launch or our launch of other next generation technologies will in fact occur in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market. Historically, we have experienced longer lead times and encountered delays in obtaining certain electronic components used in our business, such as in the second half of 2022, when we announced a prior delay in our 5G launch due to manufacturing and late-stage testing issues with respect to the 5G chip. For more information on historical delays, see “—Risks Related to Our Business—Global supply chain challenges and logistics issues as well as increasing inflation have had, and may continue to have, an adverse effect on our business, financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The current delay and any future delays could also decrease customer confidence, including from current or prospective customers, in our offerings, and negatively impact our financial position. For example, as previously disclosed, the delay in our Gogo 5G launch is anticipated to negatively impact year-end revenues in 2023 and 2024, while also deferring certain operating and capital expense from 2023 into 2024.

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

Not applicable.

c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

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
Date: November 7, 2023
/s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

/s/ Jessica G. Betjemann
Jessica G. Betjemann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)