Form 10-K
period 2023-12-31
Gogo Inc.
filed 2024-02-28
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $1,106,885,385 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of February 23, 2024, 128,069,108 shares of $0.0001 par value common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 4, 2024 are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

Gogo Inc.

INTRODUCTORY NOTE

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, references to: (i) “we,” “us,” “our,” “Gogo,” or the “Company” refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the term means only Gogo Inc. exclusive of its subsidiaries; and (ii) “fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal year ended December 31. Unless otherwise indicated, information contained in this Annual Report on Form 10-K is as of December 31, 2023. We have made rounding adjustments to reach some of the figures included in this Annual Report on Form 10-K and, unless otherwise indicated, percentages presented in this Annual Report on Form 10-K are approximate.

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, international expansion, future technologies, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Annual Report on Form 10-K.

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Factors that could cause actual events, results or outcomes to differ from those anticipated by these and other forward-looking statements include, among others, the items in the following list, which also summarizes some of our more principal risks:

Risks Related to Our Business

•
our ability to continue to generate revenue from the provision of our connectivity services;
•
our reliance on our key OEMs and dealers for equipment sales;
•
the impact of competition;
•
our ability to maintain high-quality customer support;
•
our reliance on third parties for equipment components and services;
•
the impact of global supply chain and logistics issues and inflationary trends;
•
our ability to expand our business outside of the United States;
•
the impact of our expansion geographically and otherwise on our corporate culture;
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
•
risks associated with the use of artificial intelligence in our products and services;
•
the impact of our use of open-source software; and
•
the impact of equipment failure or material defects or errors in our software.

Risks Related to Litigation and Regulation

•
our ability to comply with applicable foreign ownership limitations;
•
the impact of government regulation of communication networks, and the internet;
•
our possession and use of personal information;
•
risks associated with participation in the Federal Communications Commission’s (“FCC”) Secure and Trusted Communications Networks Reimbursement Program;
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
•
the impact of our stockholder concentration and of our CEO and Chair of the Board being a significant stockholder;
•
our ability to fulfill our obligations associated with being a public company; and
•
the impact of anti-takeover provisions, ownership provisions and certain other provisions in our charter, our bylaws, Delaware law, and our existing and any future credit facilities.

Any one of these factors or a combination of these factors could materially affect our financial condition or future results of operations and could influence whether any forward-looking statements contained in this Annual Report on Form 10-K ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and you should not place undue reliance on them. All forward-looking statements speak only as of the date made and unless required by law we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1. Business

Company Overview and Strategy

Our Mission and our Industry’s Evolution

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We expect to commercially launch our fourth ATG network – Gogo 5G – in the fourth quarter of 2024. Simultaneous with the development of Gogo 5G, we are actively working with a subset of AVANCE customers and customers utilizing our legacy Gogo Biz ATG airborne system operating on our ground 3G and 4G networks to transition to an AVANCE system compatible with a new LTE network. We anticipate this subset of customers will see improved performance because of this network transition, which is expected to occur in early 2026. The cost for the transition to the new LTE network is partially offset given our participation in the FCC Secure and Trusted Communications Networks Reimbursement Program (the “FCC Reimbursement Program”).

We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. As of December 31, 2023, we had approximately 7,200 ATG business aircraft online, of which approximately 4,000 were equipped with our AVANCE platform and approximately 3,200 with Gogo Biz, our legacy ATG broadband system.

The business aviation in-flight connectivity market is evolving again due to advancements in technology and several change catalysts. The most significant advancement in technology driving change in our industry today is the introduction of low earth orbit (“LEO”) satellite technology, which provides, among other things, a global service offering and significantly higher capacity and lower latency than alternatives available today. We believe that demand for in-flight connectivity will continue to increase because of changes in the demographics of our customer base, the proliferation of social applications and lifestyle changes that remain in a post-COVID world such as remote work and use of videoconferencing. Further, 69% of business aircraft in North America were manufactured before in-flight connectivity was available as a linefit option. We expect approximately 21% of these aircraft will be replaced in the next five to seven years, with new aircraft coming pre-installed with in-flight connectivity given customer expectations today.

We view all these significant changes as opportunities to leverage our technological know-how and deep understanding of the business aviation in-flight connectivity market to drive greater penetration of our solutions in our markets over the next five to ten years. As outlined below, we have refined our strategy to capture these opportunities, including an announcement in May 2022 that we are preparing to launch the first global broadband service designed for business aviation (“Gogo Galileo”). We expect to commercially launch Gogo Galileo in the fourth quarter of 2024. The service will use an electronically steered antenna (“ESA”), specifically designed with Hughes Network Systems, LLC (“Hughes”) to address a broad range of business aviation aircraft, operating on a LEO satellite network operated by Network Access Associates, Ltd. (“Eutelsat OneWeb”). We believe that Gogo Galileo, in combination with or as an alternative to our ATG systems, will allow us to increase our penetration of the North American heavy jet market and provide an upgrade path for our existing ATG customer base. In addition, we believe that Gogo Galileo will allow us to penetrate the business aviation market outside of North America, where approximately 6% of business aviation aircraft are installed with in-flight connectivity systems.

Now and Next Strategy

Given the industry evolution described above, we have refined our strategy, ultimately creating what we refer to as the “Now and Next Strategy.” The Now and Next Strategy positions Gogo to penetrate the business aviation market outside of North America while maintaining and strengthening our leadership position in North America. The principal elements of our Now and Next Strategy include the following:

•
Leveraging our deep understanding of the business aviation in-flight connectivity market to accelerate growth by (i) expanding our total addressable market through the broadening of the Gogo product line to meet the needs of every segment of the business aviation market; (ii) extending customer use of our services by driving penetration of our AVANCE platform, enhancing ATG networks, and providing easy upgrade paths to Gogo Galileo and other new technologies; and (iii) providing equivalent or better service at a lower cost of ownership than competitive products to all segments of the business aviation market;

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

Our Distribution Relationships. We believe that our distribution network is unmatched in our industry. Our distribution partners include every OEM of business aviation aircraft and a global aftermarket network of approximately 110 dealers with approximately 200 locations, many of whom we have worked with for decades. We have established trusted relationships with our distribution partners and a proven track record of generating revenues and profits for them, and they have trust and confidence in our ability to continue to do so. This facilitates our sales and our speed to market as our distribution partners are willing to invest in marketing and certification efforts for our equipment.

Our Innovative Culture. We continuously innovate and have a strong track record of innovation in our networks. As of February 23, 2024, we held approximately 512 U.S. and international patents, most of which relate to network technology. We pioneered and have led innovation in our industry for nearly 30 years, as evidenced by the three proprietary ATG network technologies that we have deployed for the business aviation market. We expect to commercially launch our fourth ATG network – Gogo 5G – in the fourth quarter of 2024.

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

Antennas. Gogo has developed three families of ATG antennas, all of which act in pairs and are mounted on the belly of the aircraft. Gogo currently deploys omni-directional antennas and dual directional antennas, both of which support customers utilizing our 3G and 4G networks. In connection with the launch of Gogo 5G, Gogo introduced the MB-13 antenna, which is capable of accessing Gogo’s 4 MHz of licensed spectrum in the 800 MHz band and unlicensed spectrum in the 2.4 GHz band at the same time, enabling greater throughput than our omni-directional and dual directional antennas.

In connection with the launch of Gogo Galileo, Gogo is working with Hughes to design an ESA that will fit on a very broad range of business aviation aircraft – from light jets and turboprops to large-cabin jets. The ESA is expected to be delivered in the second half of 2024 and will operate on Eutelsat OneWeb’s high speed, low latency LEO satellite network.

Airborne Equipment and Software. Our networks and systems are designed to provide the best in-flight connectivity experience and highest network and system availability across the broadest range of aircraft wherever they fly, and a growing number of our installed aircraft are on the AVANCE platform. The AVANCE platform is software-centric and designed to be extensible as it includes hardware built with common components that operate on a single operating system across multiple devices. Approximately 80% of the components included in AVANCE L5™ and AVANCE L3™ (a compact version of AVANCE L5 designed for smaller aircraft) are common across the two systems. Because of this extensibility, we can add new products, features and options; we can increase connectivity speeds by augmenting spectrum; and we can add proprietary or third-party ATG or satellite networks, all with minimal or no hardware or aircraft modifications. For example, existing AVANCE customers who wish to add Gogo Galileo service will only have to install an ESA on top of their aircraft and run a power cable and ethernet cable to the AVANCE box inside the aircraft. For customers operating AVANCE-equipped aircraft in North America, AVANCE’s unique multi-bearer capability will allow Gogo to combine capacity from its ATG network and the Eutelsat OneWeb LEO satellite network to provide more capacity than stand-alone LEO satellite networks can provide. We expect AVANCE’s common componentry to facilitate standardization of hardware and FAA certifications across multiple products, spectrum frequencies and networks, and we expect that such standardization will in turn increase efficiency and improve quality in functions that include supply chain, production operations and customer support. Of the AVANCE aircraft online at December 31, 2023, approximately 2,500 were equipped with AVANCE L5 and approximately 1,500 with AVANCE L3.

In-Flight Services (Service Plans). We provide a wide range of in-flight services for passengers, flight and cabin crews and our aviation partners. We offer a variety of connectivity services tailored to our various networks and technologies that are generally priced on a per-aircraft per-month basis. We offer service plans ranging from unlimited data usage to an hourly monthly consumption plan and offer alongside these data plans voice rates, inflight entertainment options such as Gogo Vision, and other service features.

Customers and Distribution Partners. We provide in-flight connectivity services to a variety of customers needing connectivity, but our end users are primarily aircraft owners/operators. As of December 31, 2023, our market was comprised of approximately 25,000 business aircraft in North America, of which approximately 34% have broadband connectivity, and approximately 14,500 business aircraft in the rest of the world, of which approximately 6% have broadband connectivity. As of December 31, 2023, we had approximately 4,200 customers. Our top ten customers accounted for approximately 21% of our 2023 service revenue (excluding service revenue earned under a network sharing agreement with Intelsat Jackson Holdings S.A. (“Intelsat”)), and no customer accounted for more than 10% of our revenue in 2023.

We also sell directly to every OEM of business aviation aircraft including Bombardier, Dassault Falcon, Embraer, Gulfstream, Pilatus and Textron Aviation. In the aftermarket, we sell through a global distribution network of approximately 110 independent dealers with approximately 200 locations who are certified by the Federal Aviation Administration (“FAA”) as Maintenance and Repair Organizations. Our independent dealers market, resell and obtain FAA-required supplemental type certificates (“STC”) for our equipment. Our customers also include fractional jet operators such as NetJets, charter operators, corporate flight departments and individuals owning aircraft.

Infrastructure. The infrastructure supporting our in-flight connectivity services consists of our networks, towers, and data centers, each of which is described in greater detail below.

Networks and Towers. We have developed, deployed and operated networks for more than 15 years, resulting in experience and know-how that we believe is unmatched by any other provider in our industry. We hold the exclusive license to 4 MHz of U.S. nationwide spectrum dedicated to ATG use, as well as the exclusive rights to the same spectrum in Canada. We currently operate a terrestrial network using 3 MHz of licensed spectrum in the 800 MHz band (“ATG License”) and approximately 260 terrestrial cell sites in the lower 48 states and parts of Alaska and Canada. All but one of our cell sites are leased from tower operators. Our terrestrial network targets approximately 25,000 business aircraft based in North America. As of December 31, 2023, this network supported 3.1 Mbps 3G service and 9.8 Mbps 4G service. Our proprietary ATG network provides lower latency and requires less powerful antennas than the networks operated by our geosynchronous (“GEO”) satellite competitors and enables us to avoid the interference issues that can accompany use of shared, unlicensed spectrum. We expect to commercially launch our fourth ATG network – Gogo 5G – in the fourth quarter of 2024. Customers who elect to not upgrade to Gogo 5G may continue to use our 3G and 4G service over our ATG networks in North America. The 3G and 4G service will also serve as a redundancy network and performance enhancement mechanism for Gogo 5G. We are also transitioning our 3G and 4G networks to a new LTE network.

In addition, we announced that we have partnered with Eutelsat OneWeb to utilize their global LEO satellite network. They completed the launch of their network in March 2023 and are prepared to offer aero service in 2024. In addition to the significant performance enhancements provided by the LEO network, Gogo Galileo expands our total addressable market by approximately 14,500 aircraft in the rest of the world.

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

Customer Support. We have created a support and service organization designed to provide operational assistance and comprehensive analytics to our customers. Our customer support organization is grouped into three subfunctions that include account teams, operational support, and comprehensive analytics. These teams assist with, among other things, installations, troubleshooting and system activations, and data analysis to evaluate our system and operational performance. We have specialized support for our OEM distribution partners and dealers, who are responsible for obtaining the FAA certifications required for installation of our equipment on aircraft, and we support them in obtaining such certifications and installing the equipment through our aircraft application engineers. We also deploy our field service engineering teams in key locations across the United States and Europe to support our customers’ flight departments following installation of our equipment. Both the dealer network and customer flight departments have access to our technical and logistical support 24 hours a day, seven days a week.

Engineering, Design and Development (“ED&D”). Our in-house ED&D operation is responsible for translating business requirements into products that comply with rigorous avionics certification requirements. Its capabilities include: (i) a radiofrequency engineering team with expertise in antenna specifications, radio technology, spectrum analysis, network design and regulatory requirements; (ii) an airborne platform development team which manages the design, development and testing of airborne equipment and its integration with ground systems and leads FAA certification efforts; (iii) a systems engineering team that manages all aspects of turning business requirements into technical specifications and is responsible for our program management process; (iv) an application development and business systems organization team that manages development of our internal business systems and the product extensions that sit on the AVANCE platform; and (v) a network engineering team that designs, implements and manages our network and data center infrastructure, security and core network functions.

Production Operations. Our manufacturing objective is to produce superior quality products that conform to avionics specifications while providing the best value to our customers. Given our highly specialized technology and required production levels, we design, assemble and test our airborne line replaceable units (“LRUs”) in-house, while relying on third parties to manufacture specific components based on our design specifications to maximize production efficiencies. We retain the intellectual property associated with the airborne LRUs. We also rely on third parties to manufacture our antennas and we generally share antenna design responsibilities and intellectual property with these vendors. Our manufacturing processes include internally designed test fixtures and software that we and our third-party manufacturers employ at all levels of manufacturing. Our manufacturing-related business processes – from sales forecasts to supply chain activities to shipping – are integrated and automated within our enterprise resource planning tools. Our manufacturing and repair facilities are FAA-certified.

Competition

We compete against both equipment-providers and GEO- and LEO-satellite based telecommunications service providers, as well as resellers of the above, to the business aviation market, including Honeywell Aerospace, Collins Aerospace, Satcom Direct, ViaSat, SmartSky Networks and Starlink. A number of our competitors are focused on servicing the heavy jet market through GEO satellite services. We may in the future face competition from other operators of LEO or other non-GEO satellite networks. We believe that the principal points of competition in our market are technological capabilities, price, geographic coverage, customer service, product development, conformity to customer specifications, regulatory compliance, quality of support after the sale and timeliness of delivery and installation.

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

After an STC is obtained, a manufacturer desiring to manufacture components to be used in the modification covered by the STC must apply to the FAA for a Parts Manufacturing Approval (“PMA”), which permits the holder to manufacture and sell components manufactured in conformity with the PMA and its approved design and data package. In general, each initial PMA is an approval of a manufacturing or modification facility’s production quality control system. PMA supplements are obtained to authorize the manufacture of a particular part in accordance with the requirements of the pertinent PMA, including its production quality control system. We routinely apply for and receive such PMAs and supplements.

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

U.S. Department of Transportation

The U.S. Department of Transportation (“DOT”) established an Advisory Committee on Accessible Air Transportation to negotiate and develop a proposed rule concerning accommodations for passengers with disabilities in three basic areas, including in-flight entertainment (“IFE”) and closed captioning of IFE. The Committee issued a resolution in late 2016 that included its recommendations to the DOT for a rule on IFE. However, since a final rule on IFE has not yet been issued, it is unclear how, if at all, it may impact Gogo. According to the Agency Rule List – Fall 2023 posted by the Office of Information and Regulatory Affairs, Office of Management and Budget, the rulemaking about accessible IFE is a long-term action.

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

Our various services are regulated differently by the FCC. For example, we provide some of our voice and data services (not including Gogo Biz or AVANCE) by reselling the services of two satellite operators. Where we offer telecommunications services on a common carrier basis, we are subject to the provisions of Title II of the Communications Act, which require, among other things, that the charges and practices of common carriers be just, reasonable and non-discriminatory. In addition, where we provide an interconnected voice over Internet protocol (“VoIP”) service, the FCC applies many, but not all, of the same regulatory requirements to interconnected VoIP services as it does to common carrier telecommunications services.

We offer connectivity service in the United States to business aviation aircraft and, pursuant to an ATG network sharing agreement with Intelsat, to certain commercial aircraft operated by Intelsat’s airline customers, through our own facilities, using our

ATG License, a nationwide commercial air-ground radiotelephone license in the 800 MHz band. We obtained and paid for this spectrum through an auction conducted by the FCC. See “ATG License Terms and Conditions.”

The FCC’s current rules classify broadband Internet access service as a lightly regulated, non-common carrier “information service,” and remove virtually all of the previously imposed network neutrality restrictions on blocking access to lawful content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind; or prioritizing the content and services of broadband providers’ affiliates. In 2023, the FCC adopted new regulations, including broadband labeling and digital discrimination rules, that will apply to broadband Internet service once these rules become effective. In October 2023, the FCC also proposed classifying broadband Internet access service as a “telecommunications service” and reimposing network neutrality restrictions on providers of broadband Internet access service. This proceeding remains pending. To the extent the FCC further restricts reasonable network management, adopts its proposed network neutrality rules, or determines that any of our services qualify as broadband Internet access service, our business may be affected.

Our Internet connectivity service is also subject to the FCC’s data roaming rules, which require commercial mobile data service (“CMDS”) providers like Gogo to negotiate roaming arrangements with any requesting facilities-based, technologically compatible providers of CMDS. The rules do not give other providers the right to install equipment on Gogo-equipped aircraft and do not require the Gogo service to be provided on a discounted basis, although the arrangement must be “commercially reasonable.” The rules allow us to take reasonable measures to safeguard the quality of our service against network congestion that may result from roaming traffic.

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

Our 1 MHz ATG license obtained in 2013 from LiveTV Airfone, LLC was also originally issued on October 31, 2006, for a renewable 10-year term, although there was no specific “substantial service” obligation attached to this license. Our application to renew this license was subsequently granted for an additional 10-year term. On August 3, 2017, the FCC released an order that, among other things, revised the wireless license renewal rules. As a result of this order, which applies to the industry generally, all licensees will need to make a showing (or certification) at renewal to demonstrate that the licensee provided and continues to provide service to the public. Because the 1 MHz ATG license has no construction or substantial service requirement, it is not currently clear what level and length of service the FCC will find adequate when considering the next renewal of the 1 MHz ATG license in 2026.

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

A bilateral ATG spectrum coordination agreement between the U.S. and Canada has been negotiated and approved and a bilateral agreement between the United States and Mexico is pending. In 2012, Industry Canada issued to our Canadian subsidiary a subordinate license that allows us to use Canadian ATG spectrum for which SkySurf Communications Inc. is the primary licensee, and in 2019 the primary license was renewed for an eight-year term expiring June 29, 2027. In 2012, we entered into a license agreement with SkySurf (the “License Agreement”), which commenced on August 14, 2012, and was recently renewed for a second ten-year term expiring July 24, 2032. Provided that the primary spectrum license issued by Industry Canada (now Innovation, Science and Economic Development Canada or “ISED”) to SkySurf remains in effect as of July 24, 2032, the License Agreement is renewable at our option for a further five-year term. The term of the License Agreement, including the second 10-year term and any renewals, is contingent on the effectiveness of the primary spectrum license.

Any future coordination agreement with Mexico and/or a future Mexican ATG licensee could affect our ability to provide our broadband Internet service in the border areas using our current cell sites at current operating power levels and could affect our ability to establish or maintain ATG service in the border areas as aircraft fly into and out of Mexican airspace.

Equipment Certification

We may not operate, lease, sell, market or distribute any radio transmission equipment used in the provision of our services unless such equipment is compliant with the FCC’s equipment authorization and relevant technical rules. All certifications required for equipment currently used in the provision of our services have been obtained.

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

We must comply with certain Communications Act and FCC privacy and data security rules for our services, including certain provisions applicable to customer proprietary network information (“CPNI”). In December 2023, the FCC adopted additional CPNI and cybersecurity rules requiring disclosures of applicable data breaches to the FCC, federal law enforcement, and customers, which may affect our business.

We are also subject to other federal and state consumer privacy and data security requirements. For example, Section 5 of the Federal Trade Commission (“FTC”) Act prohibits “unfair or deceptive acts or practices in or affecting commerce.” The FTC has been found to have authority to regulate the non-common carrier services offered by communications common carriers, meaning that the FTC may have jurisdiction over some of our services. The FTC has brought enforcement actions under the FTC Act against companies that among other things: (1) collect, use, share or retain personal information in a way that is inconsistent with the representations, commitments, and promises that they make in their privacy policies and other public statements; (2) have privacy policies that do not adequately inform consumers about the company’s actual practices; and (3) fail to reasonably protect the security, privacy and confidentiality of nonpublic consumer information.

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

Certain states have also enacted specific comprehensive privacy laws to which we may be subject. For example, the California Consumer Privacy Act (“CCPA”) took effect January 1, 2020, and provides broad privacy rights for California consumers, including, among others, the right to obtain copies of their personal information collected in the past 12 months, the ability to opt out from the sale of personal information and the right to demand the deletion of personal information. The CCPA also imposes compliance requirements on companies that do business in California and collect personal information from consumers, including, among others, notice, consent and service provider requirements. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. The California Office of the Attorney General has published final regulations to implement portions of the CCPA. In addition, in November 2020 California voters passed the California Privacy Rights Act (“CPRA”) ballot initiative, which introduced significant amendments to the CCPA. The CPRA went into effect on January 1, 2023, and new regulations are expected to take effect over the course of 2024.

Other states have enacted privacy laws: the Virginia Consumer Data Protection Act (“VCDPA”) went into effect on January 1, 2023; the Colorado Privacy Act and the Connecticut Data Privacy Act took effect on July 1, 2023; the Utah Consumer Privacy Act took effect on December 31, 2023; the Oregon Consumer Privacy Act and the Texas Data Privacy and Security Act will take effect July 1, 2024; the Montana Consumer Data Privacy Act will take effect October 1, 2024; the Delaware Personal Data Privacy Act and the Iowa Consumer Data Protection Act will take effect on January 1, 2025; the Tennessee Information Protection Act and the New Jersey Data Privacy Law will take effect July 1, 2025; and the Indiana Consumer Data Protection Act will take effect January 1, 2026. These laws provide broad new privacy rights for consumers in these states, including the right to opt out of targeted advertising and certain profiling activities.

Congress and other state legislatures have also been considering additional legislation relating to privacy, artificial intelligence and data breaches. Should any additional laws be enacted, they could affect our business.

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

In addition, certain countries have laws that restrict the transfer of personal information outside of such countries. For example, Switzerland, the United Kingdom and the member states of the EU impose restrictions on transferring such data to countries, including the U.S., that they do not deem to offer a similar standard of protection as they require. Certain mechanisms apply under Swiss, United Kingdom and EU member state laws that permit the cross-border transfer of personal information to countries that are not deemed adequate, such as the United States. Additionally, on July 16, 2020, the European Court of Justice (the highest EU court) ruled the EU-US privacy shield to be an invalid data transfer mechanism, confirmed that the Model Standard Contractual Clauses (“SCCs”) remain valid, and left unaddressed some issues regarding supplementary measures that may need to be taken to support transfers. On September 27, 2021, new versions of the SCCs went into effect. EU data protection authorities are developing their perspectives on the supplementary measures that may be needed when relying on the SCCs. Depending on the supplementary measures that may need to be taken to support transfers and implement the SCC, our ability to lawfully transfer personally identifiable information out of relevant jurisdictions to the United States or other jurisdictions may be impacted.

Other countries, such as Australia, Brazil, China, India and Russia have also implemented, amended or been considering legislation regarding data protection, data security, breach notification and data transfers/localization. China, in particular, has adopted new requirements for data transfers outside of China. Such laws may affect our business and, should any additional laws be enacted in countries in which we do business, those laws may also affect our business.

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

CALEA

The Communications Assistance for Law Enforcement Act, (“CALEA”), requires covered service providers to build certain law enforcement surveillance assistance capabilities into their communications networks or equipment and to maintain CALEA-related system security policies and procedures. Where applicable, we have implemented such policies and procedures and, based upon our periodic self-assessments, we believe that our network is compliant with CALEA.

FCC Reimbursement Program

In July 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to a shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount is currently allocated to the Company under the program. If Congress appropriates additional funds for this purpose, the allocations of the Company and other approved applicants will be increased pro rata. Program participants are subject to a number of conditions and requirements under the FCC’s rules. The Company complied with the requirement to submit a reimbursement request prior to July 15, 2023 and received its first disbursement of funds on July 21, 2023, starting a one-year deadline to complete the removal, replacement and disposal of covered equipment, by July 21, 2024. The rules permit participants to petition the FCC for one or more six-month extensions of the completion deadline. Due to a number of factors, including supply chain disruptions, the current insufficiency of FCC funding and the operational and logistical complexity of replacing airborne equipment, the Company does not expect to complete the project by the July 21, 2024 deadline, and intends to seek multiple extensions. As of December 31, 2023, the Company has filed a total of $1.7 million in claims and received $1.7 million in reimbursements.

Intellectual Property

We rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual restrictions to protect intellectual property and proprietary technology owned or used by us.

We have patented certain of our technologies in the United States and certain countries outside of the United States. As of February 23, 2024, we held U.S. patents expiring on dates ranging from June 2025 to February 2043 and foreign patents expiring on dates ranging from November 2024 to October 2040. We do not believe that our business is dependent to any material extent on any single patent or group of patents that we own. We also have a number of patent applications pending both in and outside of the United States and we will continue to seek patent protection in the United States and certain other countries to the extent we believe such protection is appropriate and cost-effective.

We consider our brands to be important to the success of our business and our competitive position. We rely on both trademark registrations and common law protection for trademarks. Our registered trademarks in the United States and certain other countries include, among others, “Gogo,” “Gogo 5G,” “Gogo Galileo,” “Gogo Biz” and “Gogo Vision,” although we have not yet obtained registrations for our most important marks in all markets in which we currently do business or intend to do business in the future. Generally, the protection afforded for trademarks is perpetual, if they are renewed on a timely basis, if registered, and continue to be used properly as trademarks.

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

Under the terms of the sale of our commercial aviation (“CA”) business to Intelsat, we retained ownership of the entire patent portfolio held by Gogo Inc. and its affiliates, including patents developed and obtained in connection with our former CA business. We have granted Intelsat a worldwide, perpetual, non-exclusive license to our patent portfolio for use in the commercial aviation and satellite mobility businesses (each as defined in the license agreement).

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

Human Capital

We believe that our success is the product of an integrated approach to talent management that touches every part of our business. Rather than focusing on individual processes, we manage our employee ecosystem holistically by encouraging behaviors, conversations, relationships and activities that represent best practices for a high performing culture. We are committed to fostering a highly engaged workforce and in turn driving satisfaction among partners and customers through initiatives that include the following:

•
Compensation: Our compensation program is designed to attract, retain and reward the best performers. In addition to carefully calibrated salaries and bonuses, which are reviewed annually, our employees benefit from a generous benefit package, including employee stock purchase and 401(k) programs. Additionally, in 2023 and 2022, all of our employees were eligible for equity awards through our annual equity program as part of their compensation. We also grant additional equity awards on an annual basis to employees identified as high performers.
•
Training & Development: The continued development of our people is critical to our success. New hires participate in an onboarding and orientation program, which is intended to build knowledge and understanding of our business. We also invest in various professional development and leadership training initiatives and conduct periodic forums relevant to our business that provide unique learning and networking opportunities across all business functions.
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
•
Talent Review: We employ a comprehensive talent review program to assess the performance and capabilities of each individual. Annually, we set company-wide priorities that serve as the basis upon which clear individual objectives are set across the entire workforce. Feedback is provided regularly and our annual talent review process identifies and supports high performers in the form of additional development opportunities so that each employee has the opportunity to reach their full potential. By investing in our people and taking the opportunity to promote from within when appropriate, we believe we are best able to reinforce our core values and achieve our strategic objectives.
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

•
Diversity, Equity & Inclusion (DEI): Gogo seeks to create an environment where each individual’s uniqueness is respected and which allows for a sense of inclusion and belonging. We have formed a Diversity Council consisting of a diverse, cross-functional group of employees who provide input to our DEI initiatives. In addition to the Diversity Council, we have a Vice President, Diversity, Equity and Inclusion, who dedicates time and effort toward evolving and driving our DEI strategy and associated initiatives. We have also established employee resource groups led by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development and improving corporate culture. Other key initiatives include building awareness of unconscious bias and investing in and seeking to expand our engagement with diverse students at targeted colleges and universities. We also publish an annual Diversity and Inclusion Report that includes a summary of our various DEI initiatives, together with data highlighting certain DEI metrics relative to our employee population. A copy of the annual Diversity and Inclusion Report can be found on our website under the heading “Diversity.” The contents of our Diversity and Inclusion Report are not intended to be incorporated by reference into this Annual Report on Form 10-K.

As of December 31, 2023, women and employees identifying with minority races made up approximately 28.2% and 31.7%, respectively, of our workforce. Of the five members on our Executive Leadership Team, three are women and two are minorities. Gogo promotes inclusiveness for all, and we value diversity in our recruiting efforts.

The efforts outlined above are supported by our dedicated human resources team and led by our Executive Vice President, Chief People Experience Officer, who is responsible for developing and executing our human capital strategy and regularly updates our Board of Directors and senior management on the operation and status of our human capital activities.

As of December 31, 2023, we had 457 employees. No employee is a member of a labor union.

Corporate Information

Gogo Inc. is a holding company that does business through its subsidiaries. Our principal operating subsidiary is Gogo Business Aviation LLC, which is a direct, wholly owned subsidiary of Gogo Intermediate Holdings LLC.

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

Our business is dependent on our ability to continuously attract and retain users of our connectivity and other service offerings, and we cannot be certain that we will be successful in these efforts or that customer retention levels will not materially decline. For the fiscal years ended December 31, 2023, 2022 and 2021, the Gogo service we provided on business aircraft (which excludes service provided on commercial aircraft under an ATG network sharing agreement with Intelsat) generated approximately 78%, 71% and 75% of our revenue from continuing operations, respectively. A significant portion of such service revenue is generated through individual subscription agreements with our customers that cover a single or small number of aircraft, with the remainder generated through subscription agreements with certain fractional or charter operators covering larger fleets of aircraft. These agreements are generally no more than one-year in duration. As such, we have no assurance that any of such customers will renew their existing agreements with us upon expiration on comparable terms or at all, including as a result of a lack of demand or dissatisfaction with our services or the availability of superior or less expensive alternatives in the market. In addition, our subscription agreements are generally terminable at will by our customers and, if terminated, we may not be able to collect amounts we would have otherwise expected to receive during the full term of the agreement. To the extent that our subscribers terminate or fail to renew their contracts with us for any reason, our business prospects, financial condition and results of operations may be materially adversely affected.

We have in the past, and may in the future, experience periods of reduced usage of our services by our customers or allow customers to suspend their accounts, which could adversely impact our results of operations and profitability.

We are reliant on our key OEMs and dealers for equipment sales.

Revenue from equipment sales accounted for approximately 20%, 27% and 23% of our revenue from continuing operations for the fiscal years ended December 31, 2023, 2022 and 2021, respectively. More than 90% of our equipment revenue in each such fiscal year was generated from contracts with OEMs and after-market dealers. Almost all of our contracts with OEMs and dealers are terminable at will by either party on short notice. If one or more key OEMs or dealers terminates its relationship with us for any reason or our contract expires and is not renewed, our business and results of operations may be materially and adversely affected. In addition, pursuant to many of our contracts with our OEM distribution partners, we have agreed to deliver equipment and/or services, including equipment and services not yet in production, for a fixed price and, accordingly, take the risk of any cost overruns or delays in the completion of the design and manufacturing of the product. Certain of our contracts with our OEMs also include provisions that, under specified circumstances, entitle them to the benefit of certain more favorable provisions than included in other equipment contracts, including with respect to pricing. These provisions, some of which have retroactive effect, may limit the benefits we realize from contracts containing such provisions. Our inability to identify and offer improved terms to a distribution partner or customer in accordance with such a provision could negatively affect our relationship with that distribution partner or customer or give rise to a claim that we are in breach of such contract.

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

We believe that the principal points of competition in our business are technological capabilities, geographic coverage, price, customer service, product development, conformity to customer specifications, compliance with regulatory certification requirements, quality of support after the sale and timeliness of delivery and installation. Maintaining and improving our competitive position will require continued investment in technology, manufacturing, engineering, quality standards, marketing and customer service and support. If we do not maintain sufficient resources to make these investments or are not successful in maintaining our competitive position, our operations and financial performance will suffer. We may not have the financial resources, technical expertise or support capabilities to continue to compete successfully. In late 2022, SmartSky Networks announced that its ATG network in the continental United States, originally targeted for launch in 2016, was “live nationwide.” This is the first time that we have faced competition from a nationwide ATG network, and should such competitor be successful in entering our market, other competitors could be prompted to enter this business using the same or other ATG spectrum. Another in-flight connectivity provider has launched service on commercial aircraft in Europe using a hybrid ATG/satellite network.

While we plan to launch our LEO-satellite based Gogo Galileo service in the fourth quarter of 2024, we do not currently offer satellite-based broadband service and could face competition from owners of LEO and other new non-GEO satellite constellations should they decide to enter our market. Starlink, a division of Space Exploration Technologies Corp. that operates a LEO satellite network, has been awarded an ESIM (Earth Stations in Motion) license by the FCC that would cover aircraft and other moving vehicles. In October 2022, Starlink announced that it is taking orders for its planned global in-flight connectivity service, and equipment installations began in 2023. A failure to successfully anticipate and respond to Starlink and other established and new competitors may have a material adverse impact on our business and results of operations.

Any failure to deliver and maintain high-quality customer support may adversely affect our relationships with our customers and prospective customers and could adversely affect our reputation, business, results of operations and financial condition.

Many of our customers depend on our customer support team to assist them in deploying or using our services effectively, to help them resolve post-deployment issues quickly and to provide ongoing support. If we do not devote sufficient resources or are otherwise unsuccessful in assisting our customers effectively, it could adversely affect our ability to retain existing customers and could prevent prospective customers from adopting our services. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our business, results of operations and financial condition. Our sales are highly dependent on our business reputation and on positive recommendations from existing customers. Any failure to deliver and maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, business, results of operations and financial condition.

We depend upon third parties, many of which are single-source providers, to manufacture equipment components, provide services for our network and install and maintain our equipment.

We rely on third-party suppliers for equipment components and services that we use to provide our services. Our suppliers range in size and scale from large to small and may have differing levels of access to capital and going concern profiles. Many suppliers of critical components of our equipment are single-source providers. Components for which we rely on single-source suppliers include, among others, the antennas and modems for all systems, the equipment used at our ATG cell site base stations and the ESA for our Gogo Galileo network. We plan to launch Gogo Galileo using Eutelsat OneWeb as our sole LEO satellite network provider. If we are required for any reason (including expiration of the contract, termination by one party for material breach or other termination events) to find one or more alternative suppliers, we estimate that the replacement process could take up to two years depending upon the component or service, and we may not be able to contract with such alternative suppliers on a timely basis, on commercially reasonable terms, or at all. Finding and contracting with suppliers of some components may be delayed or made more difficult by current suppliers’ ownership of key intellectual property that requires alternative suppliers to either obtain rights to such intellectual property or develop new designs that do not infringe on such intellectual property. In addition, many of our components, such as the equipment used in our base stations, are highly integrated with other system components, which may further lengthen the time required for an alternative supplier to deliver a component or service that meets our system requirements. We also rely on third parties to provide the links between our data centers and our ground network. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services in sufficient quantities or on a timely basis consistent with our inventory needs and production schedule, our business, financial condition and results of operations may be materially adversely affected.

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

Inflation, changes in trade policies, the imposition of duties and tariffs, potential retaliatory countermeasures, public health crises and geopolitical conflicts continue to adversely impact the availability and price of electronic components. As a result, we have experienced longer lead times and encountered delays in obtaining electronic components, and we expect longer lead times and delays to continue. For instance, the ongoing war between Israel and Hamas and the larger Middle East conflict that began in late 2023 has negatively impacted our supply chain. Certain of our key suppliers have employees who were called to serve in the war, and certain of our OEMs have experienced delivery delays due to disruptions to shipping from terrorist attacks on vessels in the Red Sea. While we believe that we have adequate inventory or will be able to acquire sufficient electronic components to meet customer demand as currently forecasted, increases in demand combined with a continued shortage of electronic components from the various macroeconomic factors described above could cause product delays or shortages. We have prepaid the suppliers of certain components to help ensure adequate supply and expect to continue to do so, and we may face price increases for certain components due to the shortages. In addition, global logistics issues such as shipping logjams, workforce shortages and carrier capacity constraints, continue to negatively affect our ability to obtain electronic and other components on a timely basis. Challenges stemming from these global supply chain issues could lead our suppliers and OEMs to claim that they are not obligated to perform their commitments to us due to force majeure provisions in such agreements. We cannot predict how long the component shortages or logistics issues will continue, and a prolonged impact on our supply chain could adversely impact our business in a material way.

When we expand our business outside the United States with Gogo Galileo, we will be exposed to a variety of risks associated with international operations that could adversely affect our business.

Although our operations and business are currently predominately located in the United States, a component of our growth strategy involves the launch and expansion of our Gogo Galileo operations and customer base internationally. As we expand internationally, we expect that we would be subject to additional risks related to conducting operations outside the United States, including, but not limited to:

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
•
political instability, social unrest, terrorist activities, acts of civil or international hostility, such as the ongoing conflict between Russia and Ukraine, natural disasters and regional or global outbreaks of contagious diseases;
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

As we expand geographically and otherwise, we may experience difficulties in maintaining our corporate culture, and our business, results of operations and financial condition could be adversely affected.

We believe that our corporate culture has been a critical component of our success, and have invested substantial time and resources in building this culture. As we further expand our business and grow internationally, we may find it difficult to maintain our corporate culture. Any failure to manage organizational changes in a manner that preserves the key aspects of our culture could be detrimental to our future success, including by limiting our ability to recruit and retain personnel and to effectively pursue our corporate objectives. For example, we are dedicated to creating and maintaining a diverse and inclusive culture and to having every employee feel like they have a home at our company, and our expansion may hinder these efforts. This, in turn, could adversely affect our business, results of operations and financial condition.

In addition, expansion could lead to our organizational structure becoming more complex, and could strain our ability to maintain reliable service levels for our customers. If we fail to achieve the necessary level of efficiency in our organization as we grow, then our business, results of operations and financial condition could be adversely affected. See “—When we expand our business outside the United States with Gogo Galileo, we will be exposed to a variety of risks associated with international operations that could adversely affect our business.”

We may fail to recruit, train and retain the highly skilled employees that are necessary to remain competitive and execute our growth strategy. The loss of one or more of our key personnel could harm our business.

Competition for key technical personnel in high-technology industries such as ours is intense. We believe that our future success depends in large part on our continued ability to hire, train, retain and leverage the skills of qualified engineers and other highly skilled personnel needed to maintain and grow our ATG networks and related technology and develop and successfully deploy Gogo 5G, Gogo Galileo and other elements of our technology roadmap and new wireless telecommunications products and technology. We may not be as successful as our competitors at recruiting, training, retaining and utilizing these highly skilled personnel. Any failure to recruit, train and retain highly skilled employees may have a material adverse effect on our business.

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

Pandemics or other outbreaks of contagious diseases and the measures implemented to combat them have had, and may continue to have, a material adverse effect on our business.

We face various risks related to public health issues, including epidemics, pandemics and other outbreak of infectious disease. Pandemics and other outbreaks of contagious diseases could result in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces.

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

In addition to directly impacting demand for air travel, future pandemics and other outbreaks of contagious diseases and any resultant restrictions may have a material and adverse impact on other aspects of our business, including:

•
delays and difficulties in completing installations on certain aircraft; and
•
limitations on our ability to market and grow our business and to promote technological innovation.

In addition, pandemics and other outbreaks of contagious diseases may also exacerbate other risks disclosed in this Annual Report on Form 10-K. See, for example, “—Global supply chain challenges and logistics issues as well as increasing inflation have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.”

Adverse economic conditions, including economic slowdowns, may have a material adverse effect on our business.

We cannot predict the nature, extent, timing or likelihood of any economic slowdown or the strength or sustainability of any economic recovery, worldwide, in the United States or in the aviation industry. Negative conditions in the general economy both in the United States and globally, including conditions resulting from changes in gross domestic product growth, declines in consumer confidence, labor shortages, inflationary pressures, rising interest rates, and financial and credit market fluctuations could cause a decrease in business investments, including spending on air travel and otherwise, and could materially and adversely affect the growth of our business. In particular, although inflation in the United States has been relatively low in recent years, the U.S. economy has recently experienced a significant inflationary effect from, among other things, supply chain disruptions and governmental stimulus or fiscal policies adopted in response to the COVID-19 pandemic and the war in Ukraine. While we cannot predict any future trends in the rate of inflation, there is currently significant uncertainty in the near-term economic outlook. Continued inflation would further raise our costs for labor, materials and services, which could negatively impact our profitability and cash flows. Additionally, we may be unable to raise our prices for our equipment and services in amounts equal to the rate of inflation, which may negatively impact our operating results and business.

In addition, geopolitical risks, including those arising from political turmoil, trade tension and/or the imposition of trade tariffs, terrorist activity and acts of civil or international hostility, are increasing. For instance, the ongoing military conflict between Russia and Ukraine has had negative impacts on the global economy, including by contributing to rapidly rising costs of living (driven largely by higher energy prices) in Europe and created uncertainty in the global capital markets and is expected to have further global economic consequences, including disruptions of energy markets. Further, other events outside of our control, including natural disasters, climate change-related events and regional or global outbreaks of contagious diseases may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations. If conditions of the general economy or markets in which we operate worsen from present levels, it could lead to a decrease in air travel, cause owners and operators of business aircraft to cut costs by reducing their purchases or use of private aircraft or their use of in-flight connectivity on such aircraft or reduce the number of airline passengers on commercial aircraft to which we supply ATG network access. Should an economic slowdown occur in the U.S. or globally, our business and results of operations may be materially adversely affected.

We may not be able to fully utilize portions of our deferred tax assets, which would negatively impact our earnings and other comprehensive income.

For the year ended December 31, 2023, our determination that we are more likely than not to realize a portion of our deferred tax assets resulted in a release of approximately $72.8 million of our valuation allowance. As discussed in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Deferred Income Taxes - Valuation Allowance,” our determination that we are more likely than not to realize a portion of our deferred tax assets represents our best estimate and considers both positive and negative factors. We considered positive factors including our recent history of pre-tax income, the sale of our CA business, the reduction in interest expense resulting from the Refinancing and the settlement of the 2022 Convertible Notes, and our projected future pre-tax income. The negative factors included no carryback potential due to historical pre-tax losses, not enough current taxable temporary differences to utilize the existing deferred tax assets and no available significant, prudent and feasible tax planning strategies. It is possible that there will be changes in our business, our performance, our industry or otherwise that cause actual results to differ materially from this estimate. If those changes result in significant and sustained reductions in our pre-tax income or utilization of existing tax carryforwards in future periods, additional valuation allowances may have to be recorded, which could have a material adverse impact on earnings and/or other comprehensive income.

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

We are currently developing a next generation ATG network using 5G technology, unlicensed spectrum, and licensed spectrum. Gogo 5G will be capable of working with different spectrum and supporting different next generation technologies. As previously disclosed, we are delayed in our commercial, nationwide launch of Gogo 5G due to a design error in a non-5G component of our chip, which was designed by a third-party subcontractor of our 5G solution provider. We expect the launch of Gogo 5G to occur in the fourth quarter of 2024.

There can be no assurance that, during the current delay of our 5G launch, our customers will not seek alternative technologies of competitors. The launch of 5G is also expected to coincide in time with the launch of our Gogo Galileo service, which could impede our marketing and sales efforts with respect to either offering, due to possible customer confusion among the offerings or lack of sufficient customer focus on either one during launch. Additionally, while we expect to launch Gogo 5G in the fourth quarter of 2024, we cannot assure you that the 5G launch or our launch of other next generation technologies will in fact occur in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market. The current delay and any future delays could also decrease customer confidence, including from current or prospective customers, in our offerings, and negatively impact our financial position. For example, as previously disclosed, the delay in our Gogo

5G launch has impacted year-end revenues in 2023 and is anticipated to negatively impact year-end revenues in 2024, while also deferring certain operating and capital expense from 2023 into 2024.

If Gogo 5G or any other next generation technology fails to perform as expected, our ability to meet users’ expectations regarding our systems' performance and to effectively compete in our market may be impaired and our business, financial condition and results of operations may be materially adversely affected. Factors heightening the risk of future delays in our 5G network or other next generation technologies, or a failure of such technologies to perform once commercialized, include: (i) our failure to design and develop a technology that provides the features and performance we require; (ii) integrating the solution with our existing ATG network; (iii) the availability of adequate spectrum; (iv) the failure of spectrum to perform as expected; (v) the failure of equipment and software to perform as expected; (vi) problems arising in the manufacturing process; (vii) our ability to negotiate contracts with suppliers on acceptable commercial and other terms; (viii) our reliance on single-source suppliers and their ability to continue as a going concern with adequate access to capital for the development and manufacturing of the core elements of the network and on other suppliers to provide certain components and services; and (ix) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers.

We may be unsuccessful or delayed in developing and deploying our Gogo Galileo service.

In May 2022, we announced our plans to launch Gogo Galileo using an ESA designed with Hughes and utilized on a LEO satellite network operated by Eutelsat OneWeb. There can be no assurance that we will launch Gogo Galileo in sufficient time to effectively compete in the global business aviation market, if at all, due to, among other things, risks associated with: (i) the failure of our equipment and software to perform as expected; (ii) the failure of the Eutelsat OneWeb network to perform as expected; (iii) difficulties in integrating our hardware and software with the Eutelsat OneWeb network; (iv) problems arising in the manufacturing process; (v) our inability to negotiate contracts with suppliers on acceptable commercial and other terms; (vi) our reliance on single-source suppliers for the development and manufacturing of the antenna and access to a LEO network; and (vii) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. If Gogo Galileo fails to perform as expected or its commercial availability is significantly delayed as compared to the timelines we establish, our ability to meet customers’ or end users’ expectations regarding our systems’ performance and to effectively compete in our market may be impaired and our business, financial condition and results of operations may be materially adversely affected. See “Risks Related to Our Business—Competition could result in price reduction, reduced revenue and loss of market position and could harm our results of operations.” Furthermore, under our agreement with Hughes we have committed to purchase, over a seven-year period, half duplex and full duplex antennas with an aggregate purchase price of approximately $170 million and $102 million, respectively, and we may make additional financial commitments in connection with Gogo Galileo. If we are not successful in launching Gogo Galileo, we may nonetheless, depending on the circumstances, be required to honor these commitments.

Our business is dependent on the availability of spectrum.

In June 2006, we purchased at FCC auction an exclusive ten-year, 3 MHz license for ATG spectrum, and in April 2013, as part of our acquisition of LiveTV Airfone, LLC, we acquired an additional 1 MHz ATG spectrum license. In 2017, our applications to renew our licenses were granted for additional ten-year terms without further payment. Any breach of the terms of our FCC licenses, FCC waiver conditions or FCC regulations, including foreign ownership restrictions, permitted uses of the spectrum and compliance with FAA regulations could result in the revocation, suspension, cancellation or reduction in the term of our licenses or a refusal by the FCC to renew the licenses upon expiration. Further, in connection with an application to renew our licenses upon expiration, a competitor could file a petition opposing such renewal on anti-competitive or other grounds. On August 3, 2017, the FCC released an order that, among other things, revised the wireless license renewal rules. As a result of this order, which applies to the industry generally, all licensees will need to make a showing (or certification) at renewal to demonstrate that the licensee provided and continues to provide service to the public. Because the 1 MHz ATG license has no specific construction or substantial service requirement, it is currently not clear what level and length of service the FCC will find adequate when considering the next renewal of the 1 MHz ATG license in 2026. While we do not currently rely upon this license for our ATG network, changes in technology may enable its use in our network in the future. An ambiguous renewal requirement could impair our flexibility to use or otherwise realize the value of such spectrum beyond 2026.

Our ability to offer in-flight broadband connectivity through our ATG service currently depends on our ability to maintain rights to use the 3 MHz ATG spectrum in the U.S., and our failure to do so may have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to meet increasing performance demands and expand our service offerings in the United States will depend in part upon our ability to successfully roll-out our plans to employ unlicensed spectrum in the 2.4 GHz band for concurrent use with the licensed 3 MHz spectrum to launch Gogo 5G, and may require that we obtain additional licensed or unlicensed spectrum suitable for our use. Such spectrum may not be available to us on commercially reasonable terms or at all. Our failure to obtain adequate spectrum could have a material adverse effect on our business, financial condition and results of operations.

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

The availability of additional spectrum in the marketplace that is available for ATG use may increase the possibility that we may face competition from one or more other ATG service providers in the future. For example, a competitor announced in 2022 that its ATG network in the continental U.S. is available on a nationwide basis. Such network uses the same unlicensed spectrum that we intend to aggregate with our licensed spectrum for use in our Gogo 5G network.

We periodically are and could in the future be adversely affected if we or our third party suppliers or service providers suffer service interruptions or delays, technology failures, damage to equipment or system disruptions or failures arising from, among other things, force majeure events, cyberattacks or other malicious activities.

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

Our operations and services depend upon the extent to which our and our suppliers’ equipment is protected against damage or interruption from fire, floods, earthquakes, tornadoes, power loss, solar flares, communication failures, break-ins, acts of war or terrorism and similar events. We and our vendors, like other commercial entities, have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to our systems and data or disrupting our operations. These include, but are not limited to, cyberattacks, phishing attacks, account takeover attempts, the introduction of computer viruses or malicious code (commonly referred to as “malware”), ransomware or other extortion tactics, denial of service attacks, credential stuffing, and other computer-related penetrations. To date, none of these cyberattacks has, individually or in the aggregate, resulted in a security incident with a material effect on our operations or our financial condition, results of operations, liquidity, or cash flows. However, these cyberattacks could have a material impact in the future. Hardware, software or applications developed by us or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could compromise information and cybersecurity. The risk of cyberattacks has also increased and will continue to increase in connection with Russia’s invasion of Ukraine. In light of the Ukraine war and other geopolitical events and dynamics, including ongoing tensions with North Korea, Iran and other states, state-sponsored parties or their supporters may launch retaliatory cyberattacks, and may attempt to cause supply chain disruptions, or carry out other geopolitically motivated retaliatory actions that may adversely disrupt or degrade our operations and may result in data compromise. These security attacks can originate from a wide variety of sources/malicious actors, including, but not limited to, persons who constitute an insider threat, who are involved with organized crime, or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients through social engineering, phishing, mobile phone malware, and other methods.

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

In February 2022, a competitor filed a patent infringement suit against us and also filed a motion for a preliminary injunction, which, if granted, would have prevented us from proceeding with Gogo 5G until the infringement suit is resolved. The District Court denied the competitor’s motion for preliminary injunction, and the U.S. Federal Circuit Court of Appeals affirmed the District Court’s decision. Adverse results in the underlying infringement suit or other infringement suits could require us to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our sales, marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Even if we are successful in defending these claims, such litigation may be time-consuming and costly, divert management resources and could adversely affect our business relating to such disputed technology during its pendency.

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

The use of new and evolving technologies, such as artificial intelligence (“AI”), in our products and services may result in reputational harm, competitive harm or legal liability.

We have in the past and will in the future integrate new and evolving technologies, such as AI, into our products and services. As with many innovations, AI presents risks and challenges that could affect its adoption and, as a result, our business. Our implementation of AI in our products and services may have unintended consequences due to its inherent limitations or our failure to use it effectively. For example, AI algorithms may be flawed due to a lack of back-testing or datasets of poor quality or inappropriate bias, and analyses generated by AI may be deficient or inaccurate, subjecting us to competitive or reputational harm. Additionally, AI entails significant legal risks. The IP ownership and license rights of new technologies such as AI have not been fully addressed by U.S. courts, and the use or adoption of such technologies in our products and services may expose us to potential intellectual property claims, breach of a data or software license, website terms of service claims, claimed violations of privacy rights or other tort claims. Governmental regulation and laws related to AI may also increase the burden and cost of research and development or require increased transparency that makes it more difficult to protect our IP. For instance, on October 30, 2023, the Biden administration issued an executive order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation rendering the use of such technologies challenging. Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings could also harm our competitive position and brand, or create legal liability, and may cause us to incur additional research and development costs to resolve such issues. Lastly, the rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks. For more information, see “—We could be adversely affected if we or our third party suppliers or service providers suffer service interruptions or delays, technology failures, damage to equipment or system disruptions or failures arising from, among other things, force majeure events, cyberattacks or other malicious activities.”

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

Under the Communications Act and applicable FCC regulations, we are effectively restricted from having more than 25% of our capital stock owned or voted directly or indirectly by non-U.S. persons, including individuals and entities organized outside the United States or controlled by non-U.S. persons, without prior FCC approval. We have established procedures to ascertain the nature and extent of our foreign ownership, and we believe that the indirect ownership of our equity by foreign persons or entities is below the 25% cap. However, as a publicly traded company we may not be able to determine with certainty the exact amount of our stock that is held by foreign persons or entities at any given time. A failure to comply with applicable restrictions on ownership by non-U.S. persons could result in an order requiring divestiture of the offending ownership interests, fines, denial of license renewal and/or spectrum license revocation proceedings, any of which may have a material adverse effect on our business, financial condition and results of operations.

Regulation by United States and foreign government agencies, including the FCC, which issued our exclusive ATG spectrum licenses, and the FAA, which regulates the civil aviation manufacturing and repair industries in the United States, may increase our costs of providing service or require us to change our services.

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

We must comply with the CALEA, which requires applicable communications companies to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. Currently, our CALEA solution is fully deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays in complying or failure to comply with, CALEA or similar obligations. Such enforcement actions could subject us to fines, cease and desist orders or other penalties, all of which may materially adversely affect our business and financial condition. Further, to the extent the FCC adopts additional capability requirements applicable to communications companies, its decision may increase the costs we incur to comply with such regulations.

We are also subject to regulation by certain foreign laws and regulatory bodies, including ISED, which issued our exclusive Canadian ATG subordinate spectrum license and regulates our use of the spectrum licensed to us.

Adverse decisions or regulations of these U.S. and foreign regulatory bodies may have a material adverse effect on our business and results of operations. This includes new regulations, such as those related to net neutrality, broadband labeling, and digital discrimination recently adopted or proposed by the FCC, or other potential regulatory requirements. We are unable to predict the impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

Our possession and use of personal information present risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation.

In the ordinary course of our business, we or our third-party providers collect, process and store sensitive data, including personal information of our employees and customers. The secure processing, maintenance and transmission of this information (and other sensitive data such as our proprietary business information and that of our customers and suppliers) is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or may be compromised due to employee error, malfeasance, hardware or software defects or other disruptions. Further, our in-cabin network operates as an open, unsecured Wi-Fi hotspot, and non-encrypted transmissions users send over this network may be vulnerable to access by other users on the same plane. We depend on the security of the network infrastructure and products of our third-party providers of telecommunications, cloud computing, customer support and other vendors. Unauthorized use of our, or our third-party service providers’, networks, computer systems and services could potentially jeopardize the security of confidential information, including personal information of passengers using our service. Data security threats are constantly evolving and may be difficult to anticipate or to detect for long periods of time, and may include ransomware attacks, network intrusion, data extortion, malware, phishing and other social engineering, business email compromise and insider threats, among others. We and our third-party service providers have in the past been subject to breaches and attempts to gain unauthorized access to our information technology systems or sensitive or confidential data, or to disrupt our operations, and we and our third-party service providers have in the past not always been able to anticipate or prevent such breaches or attempts. To date, none of these breaches or attempts has, individually or in the aggregate, resulted in a security incident with a material effect on our operations or our financial condition, results of operations, liquidity, or cash flows. However, these breaches could have a material impact in the future, and there can be no assurance that any security measures we, or third parties, take will be effective in anticipating or preventing these activities, given the constantly changing nature of the threats. Any such security incidents, unauthorized access or disclosure, or other loss of information could result in legal claims or proceedings and liability under our contracts with certain customers, which generally require us to indemnify the customer for passenger and other third-party claims arising from data security breaches. In addition, such incidents may disrupt our operations and the services we provide to customers, result in the loss of value of trade secrets, require expensive efforts to investigate, remediate or resolve, damage our reputation, and cause a loss of revenue, reputational harm or a loss of confidence in our products and services, all of which may have a material adverse effect on our business prospects, financial condition and results of operations. We may also maintain cyber liability insurance that covers certain damages caused by cyber incidents. However, there is no guarantee that adequate insurance will continue to be available at rates that we believe are reasonable or that the costs of responding to and recovering from a cyber incident will be covered by insurance or recoverable in rates.

Additionally, as discussed in more detail in the section titled “Business—Licenses and Regulation—Privacy and Data Security-Related Regulations,” we are subject to certain state laws, federal and non-U.S. laws that impose data breach notification requirements, specific data security obligations, or other consumer privacy-related requirements. Our failure to comply with any of these rules or regulations, or an allegation or finding that we failed to comply, could result in litigation, investigations or regulatory enforcement actions, fines or penalties, which may have a material adverse effect on our business, financial condition and results of operations. These legal requirements are complex, varied, rapidly evolving and often subject to interpretation, and there is a risk that, despite our efforts to comply, we may be found to be out of compliance with one or more of these requirements. Fines issued for non-compliance with such requirements may be substantial, including fines issued under the GDPR which can be as high as 4% of global revenue, and an adverse finding by a regulator or court may result in costly and onerous requirements being placed on the Company, a prohibition on engaging in certain aspects of our business or damage to our reputation. Certain data protection laws that apply to the

Company establish a private right of action. In addition, non-compliance with certain of these requirements could lead to investigations, regulatory enforcement actions, class actions or other private litigation based on theories that may include breach of contract or negligence, among others. Such litigation could result in material costs to the Company. We cannot be sure that a regulator would deem our security measures to be appropriate given the lack of prescriptive measures in certain data protection laws. Without more specific guidance, we cannot know whether our chosen security safeguards are adequate according to each applicable data protection law. Even in cases where the applicable requirements are explicit, we cannot be certain that safeguards designed to meet those requirements will be interpreted by a regulator or court as adequate or that those safeguards are operating in accordance with the requirements at all times. Even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our or our partners’ information technology systems and the data contained in those systems. Moreover, interpretations or changes to new or existing data protection laws may impose on us responsibility for our employees and third parties that assist with aspects of our data processing. As a result, our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing attacks, and we may remain responsible for a successful phishing or other social engineering attack despite the quality and otherwise legal sufficiency of our technical security measures. In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices, including significant technology efforts that require long implementation timelines, increased costs and dedicated resources.

We depend on the security of the network infrastructure and products of our third-party providers of communications, cloud computing, customer support and other vendors. Despite our efforts, those third parties may maintain inadequate safeguards to protect data they maintain for us or services on which we depend, or they may experience a cybersecurity incident or data breach despite safeguards that appear adequate. We also rely on hardware and software developed by third parties. Such hardware and software could contain security vulnerabilities or backdoors introduced by the vendor or an unauthorized third party, which could jeopardize the security of our systems, data and networks. Such incidents or breaches could expose us to regulatory and litigation risk, operational disruption and reputational harm and adversely affect our business.

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

Our operations are characterized by the use of new technologies and services across multiple jurisdictions that implicate various statutes and a range of rules and regulations that may be subject to broad or creative interpretation. This may result in litigation, including class action lawsuits, the outcome of which may be difficult to assess or quantify due to the potential ambiguity inherent in these regulatory schemes and/or the nascence of our technologies and services. Plaintiffs may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, or require us to pay significant monetary damages, which may have a material adverse effect on our results of operations. For example, in April 2023, we received final court approval to settle derivative lawsuits in which Gogo Inc. is a nominal defendant and members of our Board of Directors and certain current and former executives are defendants. We are required to indemnify the directors and current and former officers who are defendants in the derivative lawsuit for their defense costs and any judgments resulting from such suits. In the future, we may be subject to additional securities class action or derivative litigation. From time to time, we may also be subject to other claims or litigation in the ordinary course of our business, including for example, claims related to employment matters.

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

As of December 31, 2023, we had total consolidated indebtedness of approximately $606.9 million, all of which was borrowed under the Term Loan Facility.

We and our subsidiaries may incur additional debt in the future, including up to $100.0 million under the Revolving Facility, which could increase the risks described below and lead to other risks. The amount of our indebtedness or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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
•
we may be at a competitive disadvantage compared to our competitors with less indebtedness or with comparable indebtedness at more favorable interest rates and which, as a result, may be better positioned to withstand economic downturns;
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

We have from time to time evaluated, and we continue to evaluate, our potential capital needs in light of increasing demand for our services, limitations on bandwidth capacity and performance and generally evolving technology in our industry. We may utilize one or more types of capital raising in order to fund any initiative in this regard, including the issuance of new equity securities and new debt securities, including debt securities convertible into our common stock. Our ability to generate positive cash flows from operating activities and the extent and timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to execution of our current technology roadmap, including continuing development and deployment of Gogo 5G, Gogo Galileo and other future technologies. The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms or at all or our operating cash flows may be insufficient to satisfy our financial obligations under the 2021 Credit Agreement and other indebtedness outstanding from time to time.

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

The terms of any additional financing may further limit our financial and operating flexibility. Our ability to satisfy our financial obligations will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. Furthermore, if financing is not available when needed, or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which may have a material adverse effect on our business, financial condition and results of operations. Even if we are able to obtain additional financing, we may be required to use the proceeds from any such financing to repay a portion of our outstanding indebtedness.

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

•
incur certain non-permitted indebtedness;
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

Our indebtedness outstanding under the Term Loan Facility bears interest, and any indebtedness under our Revolving Facility would bear interest, at variable rates. While we have entered into interest rate caps to hedge a portion of our exposure, we remain subject to interest rate risk under these facilities. Increases in interest rates, including as the result of general economic inflation, would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows.

We amended our 2021 Credit Agreement on February 2, 2023, to transition from LIBOR to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) in anticipation of LIBOR’s discontinuation. Any indebtedness under our 2021 Credit Agreement now bears interest at variable rates that use the forward-looking term rate based on SOFR. In conjunction with the amendment of the 2021 Credit Agreement, the Company’s derivative positions automatically transitioned to SOFR, the designated fallback as determined by the International Swaps and Derivatives Association on July 31, 2023. SOFR is calculated differently than LIBOR and has inherent differences, which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rates. The full effects of the transition to SOFR remain uncertain.

Indebtedness under the Facilities (as defined below) is secured by substantially all of our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities, if we were to become insolvent, to the extent the value of such assets exceeded the amount of our secured indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

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

The trading price of our common stock has been volatile since our IPO, which occurred on June 21, 2013, and in which shares of common stock were sold at a price of $17.00 per share. From the IPO date through February 23, 2024, the price of our common stock has ranged from a closing low of $1.40 per share to a closing high of $34.34 per share. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may fluctuate widely in response to various factors, many of which are beyond our control. They include:

•
aviation industry or general market conditions, including those related to disruptions to supply chains and installations;
•
domestic and international economic factors unrelated to our performance;
•
changes in technology or customer usage of Wi-Fi and Internet broadband services;
•
any inability to timely and efficiently roll out Gogo 5G, Gogo Galileo or other components of our technology roadmap;
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

As of December 31, 2023, we had approximately $446 million in federal and $377 million in state net operating losses (“NOLs”). The federal NOLs will begin to expire in 2034. The state NOLs expire in various tax years beginning in 2024. Under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as an increase of more than 50% of the value of the Company’s stock owned by certain “5-percent shareholders,” as such term is defined in Section 382 of the Code, in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. To the extent there becomes a new 5-percent shareholder, we may experience an ownership change under Section 382 of the Code, which may result in the loss or impairment of some or all of our NOLs. The extent of any loss or impairment of our NOLs upon an ownership change would depend on several factors, including the nature of the NOLs, our stock price and extent of the ownership change. Our Section 382 Rights Agreement, which would have helped to prevent shareholders from becoming more than 5-percent shareholders, expired in September 2023, and we determined not to renew it. If an ownership change occurs and our ability to use our NOLs is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

A few significant stockholders, including affiliates of Oakleigh Thorne, our Chair of the Board and CEO, and GTCR LLC and its affiliates, could exert influence over our company, and if the ownership of our common stock continues to be concentrated, or becomes more concentrated in the future, it could prevent our other stockholders from influencing significant corporate decisions.

As of December 31, 2023, Oakleigh Thorne, our CEO and the Chair of our Board of Directors, and the entities affiliated with Mr. Thorne (the “Thorne Entities”) beneficially owned approximately 22% of the outstanding shares of our common stock, and funds managed by GTCR LLC and its affiliates (“GTCR”) beneficially owned approximately 25% of the outstanding shares of our common stock. As a result, either the Thorne Entities or GTCR alone is able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions and the election of directors. Such ability to influence may reduce the market price of our common stock. In addition, together, GTCR and the Thorne Entities would be able to exercise control over such matters, which similarly may reduce the market price of our common stock.

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

As a public company, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and the related rules and regulations of the SEC, as well as NASDAQ rules, require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We are also required under Sarbanes-Oxley to document and test the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. The applicable SEC rules are constantly evolving in response to market conditions and other developments, and we must update our disclosure controls and procedures quickly and effectively in order to produce appropriate disclosures. Any failure to maintain effective controls or implement required new or improved controls may materially adversely affect our results of operations or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our consolidated financial statements. This could result in a decrease in the value of our common stock. Failure to comply with Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, NASDAQ, or other regulatory authorities.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We prioritize the management of cybersecurity risk and the protection of information across our enterprise by embedding data protection and cybersecurity risk management in our operations. Our processes for assessing, identifying, and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes.

As a foundation of this approach, we have implemented a layered governance structure to help assess, identify, manage and report cybersecurity risks. Our cybersecurity program is aligned to the National Institute of Standards and Technology’s Cybersecurity Framework (“NIST”), which outlines the core components and responsibilities necessary to sustain a healthy and well-balanced cybersecurity program. To protect our network and information systems from cybersecurity threats, we use various security tools and policies that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools.

We have a number of policies and procedures supporting the cybersecurity program, including a comprehensive enterprise cybersecurity incident response plan which is activated in the event of a cybersecurity incident. The incident response plan is a detailed playbook that specifies how Gogo classifies, responds to, and recovers from cybersecurity incidents and includes notification procedures that vary depending on the significance of the incident. When warranted by the severity of the incident, the Board, the Audit Committee, the Chief Executive Officer and other senior executives are part of the notification chain.

We conduct regular reviews and tests of our cybersecurity program, which includes tabletop exercises, penetration and vulnerability testing, simulations, and other exercises, as well as leverage audits by our internal audit team to evaluate the effectiveness of our cybersecurity program and controls and improve our security measures and planning. We also engage external auditors to review our cybersecurity program and controls, as well as engage third parties to perform penetration testing and vulnerability scanning of our public and private assets.

With respect to third-party service providers, we obligate our vendors to adhere to privacy and cybersecurity measures through various contractual provisions to the extent possible, and we perform risk assessments of vendors as appropriate from time to time, which includes a vendor’s ability to protect data from unauthorized access.

As described in Item 1A “Risk Factors,” our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee or vendor misconduct and other external hazards could expose our information systems and those of our vendors to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business, including the loss of customer confidence, reputational harm, our operating results and our financial condition. While we have experienced cybersecurity incidents, to date, we do not believe that we have experienced a material cybersecurity incident during the fiscal year ended December 31, 2023.

The sophistication of cybersecurity threats, including through the use of artificial intelligence, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency such as our contemplated use of artificial intelligence may further expose our computer systems to the risk of cybersecurity incidents.

Governance

As part of our overall risk management approach, we prioritize the identification and management of cybersecurity risk at several levels, which involves Board and Audit Committee oversight, senior and department executive leadership focus and commitment, and employee training. Our Audit Committee, comprised entirely of independent directors from our Board, oversees the Board’s responsibilities relating to the operational (including information technology (“IT”) risks, business continuity and data security) risk affairs of the Company. Our Audit Committee is informed of such risks through annual assessments, quarterly reporting and regular updates from members of the Company’s executive leadership team, cybersecurity and data privacy leadership team, as well as the Internal Audit team.

Our Vice President, Network Engineering, Product Development and Operations serves as the leader of our cybersecurity team and has over 25 years of experience working in information technology, specializing in network security. The leader of our cybersecurity team has spent the last 17 years working for us in a variety of roles and as a result has in-depth knowledge of the Company’s IT and Cyber ecosystem. We believe that his technical expertise combined with his business acumen and education, positions him well to lead Gogo’s cybersecurity program. In addition to oversight of cybersecurity, our Vice President, Network

Engineering, Product Development and Operations oversees (i) infrastructure management, (ii) the implementation and compliance of our information security standards, and (iii) mitigation of information security related risks. We also have management level committees and a cybersecurity incident team who support our processes to assess and manage cybersecurity risk as follows:

•
The Cybersecurity Cross Functional Team (the “Cybersecurity CFT”), led by our Vice President, Network Engineering, Product Development and Operations, brings together IT, legal, compliance and other function heads. The Cybersecurity CFT provides a forum for these cross-functional members of management to: consider emerging technologies, such as artificial intelligence and emerging cybersecurity risks; review cybersecurity and privacy regulations; approve, review and update policies and standards as appropriate; and promote cross-functional collaboration to manage cybersecurity and privacy risks across the enterprise.
•
The Gogo Executive Cybersecurity Committee (the “GECC”) is comprised of executive leadership and members of the cybersecurity, operations, risk, legal, and internal audit teams. The GECC liaises with the Cybersecurity CFT and provides oversight of all aspects of Gogo’s cybersecurity program and, at regular intervals through the year, evaluates key cybersecurity metrics as well as planned and ongoing initiatives to reduce cybersecurity risks.
•
The Incident Response Management Team (the “IRMT”), which includes senior executives and members of our cybersecurity leadership team, was established to support our incident response plan and reports into the GECC. Members of the IRMT are alerted as appropriate to cybersecurity incidents, natural disasters and business outages. The IRMT annually assesses its communication plan to confirm that its members can be alerted quickly in the event of an actual crisis and meet as a team to discuss the event and response options. The IRMT also engages with the Company’s Board and the Audit Committee depending on the severity of the cybersecurity incident.

The output of each of the foregoing committees are collected and analyzed on a regular basis and our Vice President, Network Engineering, Product Development and Operations briefs the Audit Committee, through quarterly updates as well as on an ad hoc basis between regular updates to the extent needed.

At the employee level, we maintain an experienced IT team tasked with implementing our privacy and cybersecurity program and supporting our cybersecurity leader in carrying out reporting, security and mitigation functions. We continuously seek to promote awareness of cybersecurity risk through communication and education of our employee population, and have a mandatory training program which covers privacy and cybersecurity (including phishing tests) and records and information management.

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

Item 3. Legal Proceedings

We are subject to several lawsuits arising out of the conduct of our business. See Note 15, “Commitments and Contingencies,” to our consolidated financial statements for a discussion of litigation matters.

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

Holders of Record

As of February 23, 2024, there were 32 stockholders of record of our common stock, and the closing price of our common stock was $8.50 per share as reported on the NASDAQ. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Repurchases of Equity Securities

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations.

The following table summarizes our purchases of common stock during the three month period ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
October 1-31, 2023	—	$—	—	$—
November 1-30, 2023	80,928	$10.15	80,928	$49,180
December 1-31, 2023	398,464	$10.04	398,464	$45,187

(1) Average price paid per share includes transaction costs associated with the repurchases.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

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

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq Composite Index (“NASDAQ Composite”) and Standard & Poor’s SmallCap 600 Index (“S&P SmallCap 600”) for the period from December 31, 2018 through December 29, 2023, the last trading day of 2023. The graph assumes that $100 was invested at the market close on December 31, 2018 in our common stock, the NASDAQ Composite and the S&P SmallCap 600 and assumes reinvestments of dividends, if any. The S&P SmallCap 600 was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 represents a broad-based index of companies with similar market capitalization. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
12/18
12/19
12/20
12/21
12/22
12/23
Gogo Inc.
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

Company Overview

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We expect to commercially launch our fourth ATG network – Gogo 5G – in the fourth quarter of 2024. We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. In May 2022, in order to further serve our existing customers and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service designed for all models of business aircraft (“Gogo Galileo”). The service will use an electronically steered antenna (“ESA”), specifically designed to address a broad range of business aviation aircraft, operating on a low earth orbit (“LEO”) satellite network and is targeted for commercial launch in the fourth quarter of 2024.

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

	For the Years Ended December 31,
	2023	2022	2021
Aircraft online (at period end)
ATG AVANCE	3,976	3,279	2,504
Gogo Biz	3,229	3,656	3,896
Total ATG	7,205	6,935	6,400
Narrowband satellite	4,341	4,475	4,567
Average monthly connectivity service revenue per aircraft online
ATG	$3,380	$3,349	$3,238
Narrowband satellite	298	268	250
Units sold
ATG	894	1,334	869
Narrowband satellite	174	206	205
Average equipment revenue per unit sold (in thousands)
ATG	$72	$68	$71
Narrowband satellite	46	49	54

•
ATG AVANCE aircraft online. We define ATG AVANCE aircraft online as the total number of business aircraft equipped with our AVANCE L5 or L3 system for which we provide ATG services as of the last day of each period presented.
•
Gogo Biz aircraft online. We define Gogo Biz aircraft online as the total number of business aircraft not equipped with our AVANCE L5 or L3 system for which we provide ATG services as of the last day of each period presented. This number excludes commercial aircraft operated by Intelsat’s airline customers receiving ATG service.
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

Key Components of Consolidated Statements of Operations

As a result of the Transaction, all periods presented in this Annual Report on Form 10-K have been conformed to present the CA business as a discontinued operation. We report the financial results of discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. The results of operations and cash flows of a discontinued operation are restated for all comparative periods presented. Refer to Note 19, “Discontinued Operations,” to our consolidated financial statements for further information.

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

Engineering, Design and Development Expenses:

Engineering, design and development expenses include the costs incurred to design and develop our technologies and products. This includes the design, development and integration of our ATG ground networks and airborne line replaceable units, the design and development of products and enhancements thereto, and program management activities. Engineering, design and development expenses also include costs associated with enhancements to existing products.

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

We believe that the assumptions and estimates associated with the valuation allowance related to our deferred income tax assets have the greatest potential impact on and are the most critical to fully understanding and evaluating our reported financial results, and that they require our most difficult, subjective or complex judgments. For a discussion of our significant accounting policies to which many of these estimates relate, see Note 1, “Summary of Significant Accounting Policies,” to our consolidated financial statements.

Note that these critical accounting estimates relate solely to our continuing operations. The accounting policies related to our discontinued operations are discussed in Note 19, “Discontinued Operations,” to our consolidated financial statements.

Deferred Income Taxes - Valuation Allowance:

We account for the valuation allowance on our deferred income tax assets in accordance with Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”).

On a recurring basis, we assess the need for a valuation allowance related to our deferred income tax assets, which includes consideration of both positive and negative evidence to determine, based on the weight of the available evidence, whether it is more likely than not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, the scheduled expiration of our net operating losses, potential sources of future taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies.

Our determination that we are more likely than not to realize a portion of our deferred tax assets represents our best estimate and considers both positive and negative factors. This estimate involves significant management judgment and is inherently subjective. We considered positive factors including our recent history of pre-tax income, the sale of our CA business, the reduction in interest expense resulting from the Refinancing (as defined herein) and the settlement of the 6% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) and our projected future taxable income. The negative factors included no carryback potential due to historical pre-tax losses, not enough current taxable temporary differences to utilize the existing deferred tax assets and no available significant, prudent and feasible tax planning strategies. It is possible that there will be changes in our business, our performance, our industry or otherwise that cause actual results to differ materially from this estimate. If those changes result in significant and sustained reductions in our pre-tax income or utilization of existing tax carryforwards in future periods, additional valuation allowances may have to be recorded with corresponding adverse impacts on earnings and/or other comprehensive income. Such adverse impacts may be material.

For the year ended December 31, 2023, our determination that we are more likely than not to realize a portion of our deferred tax assets resulted in a release of approximately $72.8 million of our valuation allowance. The remaining valuation allowance is still required for deferred tax assets related to certain state tax credits, foreign net operating losses and capital losses, as we determined that it was more likely than not that, as of December 31, 2023, these deferred tax assets will not be realized.

See Note 13, “Income Tax,” to our consolidated financial statements for additional information.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies,” to our consolidated financial statements for additional information.

Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of operations. The information contained in the table below should be read in conjunction with our consolidated financial statements and related notes.

Consolidated Statements of Operations

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Revenue:
Service revenue	$318,015	$296,329	$259,583
Equipment revenue	79,562	107,738	76,133
Total revenue	397,577	404,067	335,716
Operating expenses:
Cost of service revenue (exclusive of items shown below)	69,568	64,427	56,103
Cost of equipment revenue (exclusive of items shown below)	63,383	71,473	46,092
Engineering, design and development	36,683	29,587	24,874
Sales and marketing	29,797	25,471	20,985
General and administrative	57,280	58,203	51,554
Depreciation and amortization	16,701	12,580	15,482
Total operating expenses	273,412	261,741	215,090
Operating income	124,165	142,326	120,626
Other expense (income):
Interest income	(7,403)	(2,386)	(191)
Interest expense	33,056	38,872	67,472
Loss on extinguishment of debt and settlement of convertible notes	2,224	—	83,961
Other (income) expense, net	(1,315)	123	25
Total other expense	26,562	36,609	151,267
Income (loss) from continuing operations before income taxes	97,603	105,717	(30,641)
Income tax (benefit) provision	(48,075)	13,658	(187,230)
Net income from continuing operations	145,678	92,059	156,589
Net loss from discontinued operations, net of tax	—	—	(3,854)
Net income	$145,678	$92,059	$152,735

Years Ended December 31, 2023 and 2022

Revenue:

Revenue and percent change for the years ended December 31, 2023 and 2022 were as follows (in thousands, except for percent change):

	For the Years Ended
	December 31,		% Change
	2023	2022	2023 over 2022
Service revenue	$318,015	$296,329	7.3%
Equipment revenue	79,562	107,738	(26.2)%
Total revenue	$397,577	$404,067	(1.6)%

Total revenue decreased to $397.6 million for the year ended December 31, 2023, as compared with $404.1 million for the prior year, due to a decrease in equipment revenue, partially offset by an increase in service revenue.

Service revenue increased to $318.0 million for the year ended December 31, 2023, as compared with $296.3 million for the prior year, primarily due to increases in ATG aircraft online.

Equipment revenue decreased to $79.6 million for the year ended December 31, 2023, as compared with $107.7 million for the prior year, primarily due to decreases in the number of ATG units sold, with 894 units sold during the year ended December 31, 2023 as compared with 1,334 units for the prior year.

We expect service revenue to increase in the future as additional aircraft come online, including the expected impact of the launch of Gogo 5G and Gogo Galileo. We expect equipment revenue to increase in the future driven by additional sales of ATG units including Gogo 5G, and Gogo Galileo units.

Cost of Revenue:

Cost of service revenue and percent change for the years ended December 31, 2023 and 2022 were as follows (in thousands, except for percent change):

	For the Years Ended
	December 31,		% Change
	2023	2022	2023 over 2022
Cost of service revenue	$69,568	$64,427	8.0%
Cost of equipment revenue	$63,383	$71,473	(11.3)%

Cost of service revenue increased to $69.6 million for the year ended December 31, 2023, as compared with $64.4 million for the prior year, primarily due to an increase in personnel costs and network and data center costs.

We expect cost of service revenue to increase over time, primarily due to service revenue growth and increasing network costs including Gogo 5G and Gogo Galileo, as well as data center costs.

Cost of equipment revenue decreased to $63.4 million for the year ended December 31, 2023, as compared with $71.5 million for the prior year, primarily due to a decrease in ATG units sold.

We expect that our cost of equipment revenue will increase with growth in ATG units sold, including Gogo 5G, and Gogo Galileo units, following the launch of those products. Additionally, we expect to incur additional costs associated with the FCC Reimbursement Program which we expect to be partially offset by the reimbursements from the FCC.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased to $36.7 million for the year ended December 31, 2023, as compared with $29.6 million for the prior year, primarily due to the Gogo Galileo development program and increased personnel costs.

We expect engineering, design and development expenses as a percentage of service revenue to increase in 2024, driven by Gogo Galileo development costs and Gogo 5G program spend, and decrease thereafter as the programs are completed and the level of investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased to $29.8 million for the year ended December 31, 2023, as compared with $25.5 million for the prior year, primarily due to increased personnel costs.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively flat in the future.

General and Administrative Expenses:

General and administrative expenses decreased to $57.3 million for the year ended December 31, 2023, as compared with $58.2 million for the prior year, primarily due to decreased personnel costs tied to a reduction in bonus expense, partially offset by an increase in legal fees resulting primarily from the costs incurred in the SmartSky litigation.

We expect general and administrative expenses as a percentage of service revenue to decrease over time.

Depreciation and Amortization:

Depreciation and amortization expense increased to $16.7 million for the year ended December 31, 2023, as compared with $12.6 million for the prior year, primarily due to accelerated depreciation expense for certain network equipment related to the FCC Reimbursement Program, partially offset by decreased amortization expense for capitalized software. See Note 1, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for additional information on the accelerated depreciation expense.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other (Income) Expense:

Other (income) expense and percent change for the years ended December 31, 2023 and 2022 were as follows (in thousands, except for percent change):

	For the Years		% Change
	Ended December 31,		2023 over
	2023	2022	2022
Interest income	$(7,403)	$(2,386)	210.3%
Interest expense	33,056	38,872	(15.0)%
Loss on extinguishment of debt	2,224	—	nm
Other (income) expense, net	(1,315)	123	(1169.1)%
Total	$26,562	$36,609	(27.4)%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense decreased to $26.6 million for the year ended December 31, 2023, as compared with $36.6 million for the prior year, primarily due to an increase in interest income, a decrease in interest expense as a result of the 2022 Convertible Notes no longer being outstanding during the current-year period, an increase in capitalized interest, gain on sale of an equity investment and the benefit from the interest rate caps, partially offset by an increase in interest expense related to the Term Loan Facility and the loss on extinguishment of debt resulting from the $100 million prepayment of the outstanding principal amount of the Term Loan Facility on May 3, 2023.

We expect our interest expense to fluctuate in the future based on changes in the variable rates associated with the Facilities, partially offset by the impact of the interest rate caps. We expect these fluctuations to be impacted by the decrease in the hedge benefit as our hedge notional amount decreases and the strike rate increases. See Note 8, “Long-Term Debt and Other Liabilities,” to our consolidated financial statements for additional information.

Income Taxes:

The effective income tax rate for the year ended December 31, 2023 was (49.3)%, as compared with 12.9% for the prior year. The income tax benefit of $48.1 million for the year ended December 31, 2023 was primarily due to a partial release of the valuation allowance on our deferred income tax assets, partially offset by pre-tax income. The income tax expense of $13.7 million for the year ended December 31, 2022 was primarily due to pre-tax income, partially offset by the partial release of the valuation allowance against our deferred income tax assets and the tax benefits associated with stock-based compensation. See Note 13, “Income Tax,” to our consolidated financial statements for additional information.

We expect our income tax provision to increase in the long term as we continue to generate positive pre-tax income. We expect cash tax payments to be immaterial for an extended period of time, subject to the availability of our net operating loss carryforward amounts.

Years Ended December 31, 2022 and 2021

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 and incorporated by reference herein, includes a discussion of changes in our results of operations from fiscal year 2021 to fiscal year 2022.

Non-GAAP Measures

In our discussion below, we discuss EBITDA, Adjusted EBITDA and Free Cash Flow, as defined below, which are non-GAAP financial measures. Management uses EBITDA, Adjusted EBITDA and Free Cash Flow for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. These supplemental performance measures also provide another basis for comparing period-to-period results by excluding potential differences caused by non-operational and unusual or non-recurring items. These supplemental performance measures may vary from and may not be comparable to similarly titled measures used by other companies. EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized measurements under GAAP; when analyzing our performance with EBITDA or Adjusted EBITDA or liquidity with Free Cash Flow, as applicable, investors should (i) evaluate each adjustment in our reconciliation to the corresponding GAAP measure, and the explanatory footnotes regarding those adjustments, (ii) use EBITDA or Adjusted EBITDA in addition to, and not as an alternative to, net income attributable to common stock as a measure of operating results and (iii) use Free Cash Flow in addition to, and not as an alternative to, consolidated net cash provided by operating activities when evaluating our liquidity.

Definition and Reconciliation of Non-GAAP Measures

EBITDA represents net income attributable to common stock before interest expense, interest income, income taxes and depreciation and amortization expense.

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense included in the results of continuing operations, (ii) loss on extinguishment of debt and settlement of convertible notes, (iii) gain on sale of equity investment, (iv) the results of discontinued operations, including stock-based compensation expense and the gain on the sale of CA and (v) separation costs related to the sale of CA. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude the gain on sale of equity investment from Adjusted EBITDA because this activity is not related to our operating performance.

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

Free Cash Flow represents net cash provided by operating activities, plus the proceeds received from the FCC Reimbursement Program and the interest rate caps, less purchases of property and equipment and the acquisition of intangible assets and cash paid to purchase our interest rate caps. We believe that Free Cash Flow provides meaningful information regarding our liquidity. Management believes that Free Cash Flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations and provides them with the same measures that management uses as the basis of making capital allocation decisions.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Years Ended December 31,
	2023	2022	2021
Adjusted EBITDA:
Net income attributable to common stock (GAAP)	$145,678	$92,059	$152,735
Interest expense	33,056	38,872	67,472
Interest income	(7,403)	(2,386)	(191)
Income tax provision (benefit)	(48,075)	13,658	(187,230)
Depreciation and amortization	16,701	12,580	15,482
EBITDA	139,957	154,783	48,268
Stock-based compensation expense	21,288	19,065	13,345
Loss on extinguishment of debt and settlement of convertible notes	2,224	—	83,961
Gain on sale of equity investment	(1,343)	—	—
Loss from discontinued operations	—	—	3,854
Separation costs related to CA sale	—	—	1,550
Adjusted EBITDA	$162,126	$173,848	$150,978

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$78,970	$103,405	$66,697
Consolidated capital expenditures	(24,088)	(49,914)	(8,660)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	1,130	—	—
Proceeds from (purchase of) interest rate caps	26,675	4,292	(8,629)
Free cash flow	$82,687	$57,783	$49,408

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
·
Adjusted EBITDA does not reflect the gain on sale of equity investment;
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

Based on our current plans, we expect our cash and cash equivalents, cash flows provided by operating activities and access to capital markets will be sufficient to meet the cash requirements of our business, including capital expenditure requirements, debt maturities and share repurchases, if any, for at least the next twelve months and thereafter for the foreseeable future.

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. During the year ended December 31, 2023, we repurchased an aggregate 0.5 million shares of our common stock for $4.8 million.

As detailed in Note 8, “Long-Term Debt and Other Liabilities,” on April 30, 2021, GIH entered into the 2021 Credit Agreement with Gogo, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for the Term Loan Facility in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and the Revolving Facility, which includes a letter of credit sub-facility.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay the other fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of December 31, 2023.

In May 2022, the remaining $102.8 million aggregate principal amount of the 2022 Convertible Notes was converted by holders into 17,131,332 shares of common stock.

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committees of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the first reduction of $125.0 million having occurred on July 31, 2023. The aggregate notional amount of the interest rate caps as of December 31, 2023 is $525.0 million. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 9, “Derivative Instruments and Hedging Activities,” to our consolidated financial statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations, comprised of our material future cash requirements and deferred revenue arrangements, as of December 31, 2023 (in thousands).

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations:
Lease obligations(1)	$104,804	$15,397	$30,888	$27,063	$31,456
Purchase obligations (2)	436,207	117,279	162,885	146,974	9,069
Term Loan Facility (3)	606,875	7,250	14,500	585,125	—
Interest and fees on the Facilities (3)(4)	240,522	56,940	111,302	72,280	—
Deferred revenue arrangements (5)	1,019	1,003	16	—	—
Other long-term obligations (6)	59,912	12,171	20,640	1,902	25,199
Total	$1,449,339	$210,040	$340,231	$833,344	$65,724

(1)
See Note 14, “Leases,” to our consolidated financial statements for more information.
(2)
As of December 31, 2023, our outstanding purchase obligations represented obligations to vendors incurred in order to meet operational requirements in the normal course of business, including the build out of Gogo 5G, Gogo Galileo, information technology, research and development, sales and marketing, general and administrative and production related activities.
(3)
See Note 8, “Long-Term Debt and Other Liabilities,” to our consolidated financial statements for more information.
(4)
Interest on the Term Loan Facility is calculated for future periods using the interest rate in effect as of December 31, 2023 and excludes the impact of our interest rate caps.
(5)
Amounts represent obligations to provide services for which we have already received cash from our customers.
(6)
Other long-term obligations consist of estimated payments (undiscounted) for our asset retirement obligations, network transmission services and monthly payments of C$0.1 million (using the December 31, 2023 exchange rate) to the licensor of our Canadian ATG spectrum license over the estimated 25-year term of the agreement. Other long-term obligations exclude tax liability payments due to the uncertainty of their timing.

Contractual Commitments: We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components or as development services are provided. See Note 15, “Commitments and Contingencies,” to our consolidated financial statements for additional information.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. See Note 14, “Leases,” to our consolidated financial statements for additional information.

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

Cash Flows

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from continuing operations:
Net cash provided by operating activities	$78,970	$103,405	$66,697
Net cash provided by (used in) investing activities	29,856	(70,418)	(16,289)
Net cash used in financing activities	(120,434)	(28,388)	(331,037)
Net cash used in discontinued operations	—	—	(9,013)
Effect of foreign exchange rate changes on cash	94	13	40
Increase (decrease) in cash, cash equivalents and restricted cash	(11,514)	4,612	(289,602)
Cash, cash equivalents and restricted cash at beginning of period	150,880	146,268	435,870
Cash, cash equivalents and restricted cash at end of period	$139,366	$150,880	$146,268
Supplemental information:
Cash, cash equivalents and restricted cash at end of period	$139,366	$150,880	$146,268
Less: current restricted cash	—	—	25
Less: non-current restricted cash	330	330	330
Cash and cash equivalents at end of period	$139,036	$150,550	$145,913

Following is a discussion of the year-over-year changes in cash flow activities.

Net cash provided by operating activities from continuing operations:

The following table presents a summary of our cash flows from operating activities from continuing operations for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Net income	$145,678	$92,059	$156,589
Non-cash charges and credits	(4,410)	51,110	(69,027)
Changes in operating assets and liabilities	(62,298)	(39,764)	(20,865)
Net cash provided by operating activities from continuing operations	$78,970	$103,405	$66,697

For the year ended December 31, 2023, cash provided by operating activities from continuing operations was $79.0 million, as compared with $103.4 million for the prior year. The principal contributors to the decrease in operating cash flows were:

•
A $1.9 million decrease in net income and non-cash charges and credits, as noted above under “—Results of Operations.”
•
A $22.5 million decrease in cash flows related to operating assets and liabilities resulting from:
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

For the year ended December 31, 2022, cash provided by operating activities from continuing operations was $103.4 million, as compared with $66.7 million for the prior year. The principal contributors to the increase in operating cash flows were:

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

Cash paid for taxes totaled $1.0 million, $0.4 million and $0.4 million, respectively, for the years ended December 31, 2023, 2022 and 2021. We expect cash tax payments to be immaterial for an extended period of time, subject to the availability of our net operating losses.

Net cash provided by (used in) investing activities from continuing operations:

Cash provided by investing activities from continuing operations was $29.9 million for the year ended December 31, 2023, primarily due to $26.7 million of proceeds from interest rate caps, $24.8 million in net redemptions of short-term investments, $1.3 million in net proceeds from the sale of an equity investment and $1.1 million received from the FCC Reimbursement Program for capital expenditures, partially offset by $24.1 million of capital expenditures noted below.

Cash used in investing activities from continuing operations was $70.4 million for the year ended December 31, 2022, primarily due to $49.9 million of capital expenditures noted below and $24.8 million purchase of short-term investments, partially offset by $4.3 million of proceeds from interest rate caps.

Cash used in investing activities from continuing operations was $16.3 million for the year ended December 31, 2021, primarily due to $8.7 million of capital expenditures noted below and $8.6 million purchase of interest rate caps, partially offset by $1.0 million of proceeds from sale of property and equipment.

Net cash used in financing activities from continuing operations:

Cash used in financing activities from continuing operations for the year ended December 31, 2023 was $120.4 million, primarily due to principal payments on the Term Loan Facility, stock-based compensation activities and share repurchases.

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

Capital expenditures for continuing operations for the years ended December 31, 2023, 2022 and 2021 were $24.1 million, $49.9 million and $8.7 million, respectively. The decrease in capital expenditures in 2023 as compared to 2022 was primarily due to the build out of the Gogo 5G network during 2022. The increase in capital expenditures in 2022 as compared to 2021 was primarily due to the build out of Gogo 5G.

We expect that our capital expenditures will increase in the near term due to Gogo 5G and the build out of the LTE network related to the FCC Reimbursement Program. This increase may be partially offset by reimbursements from the FCC. We expect that our capital expenditures will decrease starting in 2026 as these programs are completed.

Debt Instruments

Following is a discussion of the debt instruments we had in place as of December 31, 2023 as well as those we utilized during the years ended December 31, 2023, 2022 and 2021.

2021 Credit Agreement

On April 30, 2021, Gogo and Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo Inc.) entered into a credit agreement (the “Original 2021 Credit Agreement,” and, as it may be amended, supplemented or otherwise modified from time to time, the “2021 Credit Agreement”) among Gogo, GIH, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for (i) a term loan credit facility (the “Term Loan Facility”) in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and (ii) a revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Facilities”) of up to $100.0 million, which includes a letter of credit sub-facility.

On February 2, 2023, Gogo and GIH entered into an amendment to the Original 2021 Credit Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, which replaced all references in the Original 2021 Credit Agreement to LIBOR in respect of the applicable interest rates for the Facilities with an adjusted term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”), plus a credit spread adjustment recommended by the Alternative Reference Rates Committee. We elected to apply the optional expedient within ASC 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to conclude that this modification was not substantial and did not have a material impact to our consolidated financial statements.

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of December 31, 2023, the fee for the unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

The Facilities may be prepaid at GIH’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal payment amount requirements. On May 3, 2023, the Company prepaid $100 million of the outstanding principal amount of the Term Loan Facility. As a result, we wrote off $2.2 million of the deferred financing costs and unaccreted debt discount, which are included in Loss on extinguishment of debt and settlement of convertible notes in our Consolidated Statements of Operations for the year ended December 31, 2023.

The Term Loan Facility is subject to mandatory prepayment of the proceeds of certain non-permitted asset sales, insurance recoveries and condemnation events in an amount equal to: (i) 100% of the net cash proceeds of such certain non-permitted asset sales, insurance recoveries and condemnation events, subject to reduction to 50% and 0% if specified senior secured first lien net leverage ratio targets are met; (ii) 100% of the net cash proceeds of certain debt offerings; and (iii) 50% of annual excess cash flow (as defined in the 2021 Credit Agreement), subject to reduction to 25% and 0% if specified senior secured first lien net leverage ratio targets are met.

The Revolving Facility includes a financial covenant set at a maximum senior secured first lien net leverage ratio of 7.50:1.00, which will apply if the outstanding amount of loans and unreimbursed letter of credit drawings thereunder at the end of any fiscal quarter exceeds 35% of the aggregate of all commitments thereunder.

The 2021 Credit Agreement contains customary events of default, which, if any of them occurred (subject to certain cure rights and periods), would permit the acceleration of all of the then outstanding obligations under the Facilities (including principal amounts, premiums (if any) and interest) and cancellation of the commitments thereunder.

The 2021 Credit Agreement contains covenants that limit the ability of GIH and its subsidiaries to incur certain non-permitted indebtedness.

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay the other fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of December 31, 2023 and 2022.

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

The 2024 Senior Secured Notes were guaranteed on a senior secured basis by Gogo and all of GIH’s existing and future restricted subsidiaries (other than Gogo Finance), subject to certain exceptions. The 2024 Senior Secured Notes and the related guarantees were secured by certain liens on the Company’s collateral, certain of which were released upon the closing of the sale of our CA business to Intelsat and the remainder on the Redemption Date as defined below.

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

ABL Credit Facility

On August 26, 2019, Gogo, GIH and Gogo Finance entered into a credit agreement (the “ABL Credit Agreement”) with the other loan parties party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Morgan Stanley Senior Funding, Inc., as syndication agent, which provided for an asset-based revolving credit facility (the “ABL Credit Facility”) of up to $30.0 million, subject to borrowing base availability, and includes letter of credit and swingline sub-facilities. The obligations under the ABL Credit Agreement were guaranteed by Gogo and all of its existing and future subsidiaries, subject to certain exceptions and secured by collateral of the Company. On April 30, 2021, the ABL Credit Agreement and all commitments thereunder were terminated. As a result of the termination, the remaining unamortized deferred financing costs of $0.3 million were written off as of May 1, 2021, and included in Loss on extinguishment of debt and settlement of convertible notes in our consolidated statements of operations for the year ended December 31, 2021.

Forward Transactions

In connection with the issuance of our 3.75% Convertible Senior Notes due 2020 (“the 2020 Convertible Notes”), we paid approximately $140.0 million to enter into prepaid forward stock repurchase transactions (the “Forward Transactions”) with certain financial institutions (the “Forward Counterparties”), pursuant to which we purchased approximately 7.2 million shares of common stock for settlement on or around the March 1, 2020 maturity date for the 2020 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early.

On December 11, 2019, we entered into an amendment to one of the Forward Transactions (the “Amended and Restated Forward Transaction”) to extend the expected settlement date with respect to approximately 2.1 million shares of common stock held by one of the Forward Counterparties, JPMorgan Chase Bank, National Association (the “2022 Forward Counterparty”), to correspond with the May 15, 2022 maturity date for the 2022 Convertible Notes. As a result of the Forward Transactions, total shareholders’ equity within our consolidated balance sheets was reduced by approximately $140.0 million. In March 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions. In April 2021, approximately 1.5 million shares of common stock were delivered to us in connection with the Amended and Restated Forward Transaction. In May 2022, the approximately 0.6 million shares that were remaining under the Amended and Restated Forward Transaction were delivered to us. There are no longer any additional prepaid forward stock repurchase transactions outstanding.

Restricted Cash

Our restricted cash balances were $0.3 million as of both December 31, 2023 and 2022, and consisted primarily of a letter of credit issued for the benefit of the landlord of our office location in Chicago, IL.

For additional information on the 2021 Credit Agreement, the 2022 Convertible Notes, the 2024 Senior Secured Notes, the ABL Credit Facility and the 2020 Convertible Notes, see Note 8, “Long-Term Debt and Other Liabilities,” to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash, cash equivalents and short-term investments as of both December 31, 2023 and December 31, 2022 primarily included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of December 31, 2023, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of December 31, 2023 was $525.0 million. Based on our December 31, 2023 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $1.5 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 0.75% and the $175 million reduction in the notional amount and an increase of the strike rate to 1.25% that will occur on July 31, 2024. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $6.1 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the years ended December 31, 2023, 2022 and 2021 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Item 8. Financial Statements and Supplementary Data

Gogo Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Gogo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gogo Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Deferred Income Tax Assets — Realizability of certain deferred tax assets and the release of certain valuation allowances — Refer to Notes 1 and 13 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income tax assets and liabilities for tax attributes and are based on the differences between the financial statement and tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the tax differences are expected to reverse. The Company regularly assesses the need for a valuation allowance related to deferred income tax assets to determine, based on the weight of all available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. The Company’s assessment considers recent financial operating results, the scheduled expiration of its net operating losses, potential sources of future taxable income, the reversal of existing taxable differences, taxable income in prior carryback years, if permitted under tax law, and tax planning strategies. Based on the Company’s assessment for the year ended December 31, 2023, the Company released valuation allowances related to its Section 163(j) interest limitation carryforward and certain state net operating losses (“NOLs”) and state credits.

We identified management’s determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred income tax assets, excluding capital losses and foreign NOL deferred income tax assets, and the release of certain valuation allowances as a critical audit matter because of the significant judgments and estimates management makes related to projected future taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s projected future taxable income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize certain deferred income tax assets and the release of certain valuation allowances included the following, among others, which were performed with the assistance of our income tax specialists:

•
We tested the effectiveness of controls over the valuation allowance for income taxes, including management’s controls over the estimates of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.
•
We compared the three-year historical taxable income to the amounts disclosed in the Company’s historical financial statements.
•
We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether it was more likely than not that certain deferred income tax assets could be realized.
•
We evaluated whether the sources of management’s projected future taxable income were of the appropriate character and sufficient to utilize certain deferred income tax assets under the relevant tax law. This included evaluating management’s assessment of the scheduling of the reversal of existing temporary taxable differences and carryforward lives of certain deferred income tax assets, and the availability of tax planning strategies as a source of future taxable income.
•
We evaluated management’s ability to accurately project future taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to continue accurately projecting future taxable income. We tested the reasonableness of management’s projections of future taxable income by comparing the projections to:
▪
Internal budgets
▪
Historical pre-tax income
▪
Internal communications to management and the Board of Directors
▪
Forecasted information included in Company press releases as well as in analyst reports for the Company
•
We evaluated whether the projections used to estimate future taxable income were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 28, 2024

We have served as the Company’s auditor since 2007.

Gogo Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$139,036	$150,550
Short-term investments	—	24,796
Total cash, cash-equivalents and short-term investments	139,036	175,346
Accounts receivable, net of allowances of $2,091 and $1,778, respectively	48,233	54,210
Inventories	63,187	49,493
Prepaid expenses and other current assets	64,138	45,100
Total current assets	314,594	324,149
Non-current assets:
Property and equipment, net	98,129	104,595
Intangible assets, net	55,647	49,509
Operating lease right-of-use assets	70,552	75,261
Other non-current assets, net of allowances of $591 and $501, respectively	25,979	43,355
Deferred income taxes	216,638	162,657
Total non-current assets	466,945	435,377
Total assets	$781,539	$759,526
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$16,094	$13,646
Accrued liabilities	47,649	60,056
Deferred revenue	1,003	3,418
Current portion of long-term debt	7,250	7,250
Total current liabilities	71,996	84,370
Non-current liabilities:
Long-term debt	587,501	690,173
Non-current operating lease liabilities	73,047	79,241
Other non-current liabilities	8,270	7,611
Total non-current liabilities	668,818	777,025
Total liabilities	740,814	861,395
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit)
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at December 31, 2023 and December 31, 2022; 137,632,284 and 136,531,362 shares issued at December 31, 2023 and December 31, 2022, respectively; and 128,462,343 and 127,840,813 shares outstanding at December 31, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	1,402,003	1,385,933
Accumulated other comprehensive income	15,796	30,128
Treasury stock, at cost	(163,197)	(158,375)
Accumulated deficit	(1,213,891)	(1,359,569)
Total stockholders’ equity (deficit)	40,725	(101,869)
Total liabilities and stockholders’ equity (deficit)	$781,539	$759,526

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Revenue:
Service revenue	$318,015	$296,329	$259,583
Equipment revenue	79,562	107,738	76,133
Total revenue	397,577	404,067	335,716
Operating expenses:
Cost of service revenue (exclusive of items shown below)	69,568	64,427	56,103
Cost of equipment revenue (exclusive of items shown below)	63,383	71,473	46,092
Engineering, design and development	36,683	29,587	24,874
Sales and marketing	29,797	25,471	20,985
General and administrative	57,280	58,203	51,554
Depreciation and amortization	16,701	12,580	15,482
Total operating expenses	273,412	261,741	215,090
Operating income	124,165	142,326	120,626
Other expense (income):
Interest income	(7,403)	(2,386)	(191)
Interest expense	33,056	38,872	67,472
Loss on extinguishment of debt and settlement of convertible notes	2,224	—	83,961
Other (income) expense, net	(1,315)	123	25
Total other expense	26,562	36,609	151,267
Income (loss) from continuing operations before income taxes	97,603	105,717	(30,641)
Income tax (benefit) provision	(48,075)	13,658	(187,230)
Net income from continuing operations	145,678	92,059	156,589
Net loss from discontinued operations, net of tax	—	—	(3,854)
Net income	$145,678	$92,059	$152,735

Net income (loss) attributable to common stock per share—basic:
Continuing operations	$1.12	$0.75	$1.50
Discontinued operations	—	—	(0.04)
Net income attributable to common stock per share—basic	$1.12	$0.75	$1.46

Net income attributable to common stock per share—diluted:
Continuing operations	$1.09	$0.71	$1.28
Discontinued operations	—	—	—
Net income attributable to common stock per share—diluted	$1.09	$0.71	$1.28

Weighted average number of shares
Basic	129,753	123,268	103,400
Diluted	133,283	133,923	127,205

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net income	$145,678	$92,059	$152,735
Other comprehensive income (loss), net of tax
Currency translation adjustments	291	(265)	53
Cash flow hedges:
Amount recognized in other comprehensive income	4,579	34,765	2,747
Less: income (loss) realized and reclassified to earnings	19,202	6,161	(2)
Changes in fair value of cash flow hedges	(14,623)	28,604	2,749
Other comprehensive income (loss), net of tax	(14,332)	28,339	2,802
Comprehensive income	$131,346	$120,398	$155,537

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating activities from continuing operations:
Net income	$145,678	$92,059	$156,589
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,701	12,580	15,482
Loss on asset disposals, abandonments and write-downs	362	1,577	141
Provision for expected credit losses	1,233	1,047	284
Deferred income taxes	(49,172)	13,170	(187,320)
Stock-based compensation expense	21,288	19,065	13,345
Amortization of deferred financing costs and interest rate caps	3,894	3,215	4,661
Accretion of debt discount	403	456	419
Gain on sale of equity investment	(1,343)	—	—
Loss on extinguishment of debt and settlement of convertible notes	2,224	—	83,961
Changes in operating assets and liabilities:
Accounts receivable	4,833	(17,482)	1,925
Inventories	(13,694)	(15,517)	(5,862)
Prepaid expenses and other current assets	(49,891)	8,351	(20,844)
Contract assets	3,217	(2,164)	(5,638)
Accounts payable	3,658	(2,540)	3,806
Accrued liabilities	4,351	(12,031)	14,099
Deferred revenue	(2,411)	1,589	(1,282)
Accrued interest	(9,409)	3,647	(8,604)
Other non-current assets and liabilities	(2,952)	(3,617)	1,535
Net cash provided by operating activities from continuing operations	78,970	103,405	66,697
Investing activities from continuing operations:
Proceeds from sale of property and equipment	—	—	1,000
Purchases of property and equipment	(16,267)	(43,914)	(4,264)
Acquisition of intangible assets—capitalized software	(7,821)	(6,000)	(4,396)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	1,130	—	—
Proceeds from (purchase of) interest rate caps	26,675	4,292	(8,629)
Redemptions of short-term investments	74,179	—	—
Purchases of short-term investments	(49,383)	(24,796)	—
Purchase of equity investment	(5,000)	—	—
Proceeds from sale of equity investment	6,343	—	—
Net cash provided by (used in) investing activities from continuing operations	29,856	(70,418)	(16,289)
Financing activities from continuing operations:
Redemption of senior secured notes	—	—	(1,023,146)
Proceeds from term loan, net of discount	—	—	721,375
Payment of debt issuance costs	—	—	(21,103)
Repurchases of common stock	(4,822)	(18,375)	—
Payments on term loan	(107,250)	(7,250)	(3,625)
Payments on finance leases	(132)	(184)	(145)
Stock-based compensation activity	(8,230)	(2,579)	(4,393)
Net cash used in financing activities from continuing operations	(120,434)	(28,388)	(331,037)
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(1,211)
Net cash used in investing activities	—	—	(7,802)
Net cash used in financing activities	—	—	—
Net cash used in discontinued operations	—	—	(9,013)
Effect of foreign exchange rate changes on cash	94	13	40
Increase (decrease) in cash, cash equivalents and restricted cash	(11,514)	4,612	(289,602)
Cash, cash equivalents and restricted cash at beginning of period	150,880	146,268	435,870
Cash, cash equivalents and restricted cash at end of period	$139,366	$150,880	$146,268
Cash, cash equivalents and restricted cash at end of period	$139,366	$150,880	$146,268
Less: current restricted cash	—	—	25
Less: non-current restricted cash	330	330	330
Cash and cash equivalents at end of period	$139,036	$150,550	$145,913
Supplemental cash flow information:
Cash paid for interest	$68,145	$41,209	$71,114
Cash paid for taxes	1,004	377	376
Non-cash investing activities:
Purchases of property and equipment in current liabilities	$4,801	$10,688	$6,126

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance at January 1, 2021	85,990,499	$9	$1,088,590	$(1,013)	$(1,629,843)	5,077,400	$(98,857)	$(641,114)
Net income	—	—	—	—	152,735	—	—	152,735
Currency translation adjustments, net of tax	—	—	—	53	—	—	—	53
Fair value adjustments of cash flow hedge, net of tax	—	—	—	2,749	—	—	—	2,749
Stock-based compensation expense	—	—	37,318	—	—	—	—	37,318
Issuance of common stock upon exercise of stock options	591,930	—	1,780	—	—	—	—	1,780
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	1,346,008	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(6,708)	—	—	—	—	(6,708)
Issuance of common stock in connection with employee stock purchase plan	48,560	—	535	—	—	—	—	535
Settlement of convertible notes	24,353,006	2	154,439	—	—	—	—	154,441
Settlement of prepaid forward shares	(1,538,049)	—	29,946	—	—	1,538,049	(29,946)	—
Impact of the adoption of ASU 2020-06	—	—	(47,423)	—	25,480	—	—	(21,943)
Balance at December 31, 2021	110,791,954	11	1,258,477	1,789	(1,451,628)	6,615,449	(128,803)	(320,154)
Net income	—	—	—	—	92,059	—	—	92,059
Currency translation adjustments, net of tax	—	—	—	(265)	—	—	—	(265)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	28,604	—	—	—	28,604
Stock-based compensation expense	—	—	19,065	—	—	—	—	19,065
Issuance of common stock upon exercise of stock options	758,681	—	2,023	—	—	—	—	2,023
Issuance of common stock upon vesting of restricted stock units	1,181,457	1	—	—	—	—	—	1
Tax withholding related to vesting of restricted stock units	—	—	(8,257)	—	—	—	—	(8,257)
Issuance of common stock in connection with employee stock purchase plan	52,489	—	642	—	—	—	—	642
Settlement of convertible notes	17,131,332	2	102,786	—	—	—	—	102,788
Settlement of prepaid forward shares	(575,100)	—	11,197	—	—	575,100	(11,197)	—
Repurchase of common stock	(1,500,000)	—	—	—	—	1,500,000	(18,375)	(18,375)
Balance at December 31, 2022	127,840,813	14	1,385,933	30,128	(1,359,569)	8,690,549	(158,375)	(101,869)
Net income	—	—	—	—	145,678	—	—	145,678
Currency translation adjustments, net of tax	—	—	—	291	—	—	—	291
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(14,623)	—	—	—	(14,623)
Stock-based compensation expense	—	—	21,288	—	—	—	—	21,288
Issuance of common stock upon exercise of stock options	218,585	—	565	—	—	—	—	565
Issuance of common stock upon vesting of restricted stock units	853,080	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(6,188)	—	—	—	—	(6,188)
Issuance of common stock in connection with employee stock purchase plan	29,257	—	405	—	—	—	—	405
Repurchase of common stock	(479,392)	—	—	—	—	479,392	(4,822)	(4,822)
Balance at December 31, 2023	128,462,343	$14	$1,402,003	$15,796	$(1,213,891)	9,169,941	$(163,197)	$40,725

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated. Unless otherwise noted, discussion in these Notes to Consolidated Financial Statements refers to our continuing operations. Refer to Note 19, “Discontinued Operations,” for further information.

We operate in a single distinct business segment, Business Aviation, for which operating performance is measured and resources are allocated on a consolidated basis, consistent with the financial information regularly reviewed by the chief operating decision maker, our CEO. Therefore, we report one business segment, comprised of our continuing operations. As we do not have multiple segments, we do not present segment information in this Annual Report on Form 10-K.

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

As a result of our determination to participate in the FCC Reimbursement Program (as defined below), we reassessed and shortened the estimated useful lives of affected network equipment to be consistent with our estimated date to complete the program. This change in accounting estimate was effective beginning the second quarter of 2023 and resulted in increased depreciation expense of $5.7 million for the year ended December 31, 2023. Net income per basic and diluted share decreased by $0.04 for the year ended December 31, 2023.

See Note 6, “Composition of Certain Reserves and Allowances,” for further details.

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

Allowance for Credit Losses - We regularly evaluate our accounts receivable and contract assets for expected credit losses. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on the aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of each customer’s financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. We apply a similar methodology to our current and non-current contract asset balances. However, due to the inherent additional risk associated with a long-term receivable, an additional provision for credit loss is applied to contract asset balances that will diminish over time as the contract nears its expiration date.

Estimates are used to determine the expected loss allowances. Such allowances are based on management’s assessment of anticipated payment, taking into account available historical and current information as well as management’s assessment of potential future developments. We are continuously monitoring our assumptions used to determine our expected credit losses which could cause us to record additional material credit losses in future periods.

Restricted Cash - Certain cash amounts are restricted as to use and are classified outside of cash and cash equivalents. Cash amounts with restrictions of twelve months or less are included in Prepaid expenses and other current assets and amounts restricted for greater than twelve months are included in Other non-current assets in our consolidated balance sheets.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Our restricted cash balances were $0.3 million as of both December 31, 2023 and 2022, and consisted primarily of a letter of credit issued for the benefit of the landlord of our office location in Chicago, IL.

Concentrations of Credit Risk - Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are invested with creditworthy financial institutions.

Our revenue from customers domiciled outside of the United States accounted for less than 10% of our total revenue for the years ended December 31, 2023, 2022 and 2021. Our long-lived assets outside of the United States were less than 10% of our consolidated long-lived assets as of December 31, 2023 and 2022.

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

See Note 5, “Composition of Certain Balance Sheet Accounts,” for further details.

Property and Equipment and Depreciation - Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation. Network asset inventory and construction in progress, which include materials, transmission and related equipment, interest and other costs relating to the construction and development of our network, are not depreciated until they are put into service. Network equipment consists of switching equipment, antennas, base transceiver stations, site preparation costs, and other related equipment used in the operation of our network. Depreciation expense totaled $14.7 million for the year ended December 31, 2023 and $7.9 million for both of the years ended December 31, 2022 and 2021. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives for owned assets, which are as follows:

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

With respect to software sold as part of our equipment sales, we capitalize software development costs once technological feasibility has been established. Such capitalized software costs are included in Intangible assets, net, in our consolidated balance sheets and amortized on a product-by-product basis over the remaining estimated economic life of the product, based on the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method.

Intangible Assets - Intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. Our FCC Licenses, as defined in Note 7, “Intangible Assets,” are our only material indefinite-lived intangible assets. We perform our annual impairment test of our FCC Licenses during the fourth quarter of each fiscal year. We assess qualitative factors to determine the likelihood of impairment. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment,

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

industry and market conditions, financial performance versus budget and any other events or circumstances specific to the FCC Licenses. If it is more likely than not that the fair value of the FCC Licenses is greater than the carrying value, no further testing is required. If our qualitative analysis indicates more testing is required, or if we elect not to perform a qualitative analysis, we will apply the quantitative impairment test method.

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

Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, projected operating results and cash flows may not always be achieved. The failure to achieve one or more of our assumptions regarding projected operating results and cash flows in the near term or long term could reduce the estimated fair value below carrying value and result in the recognition of an impairment charge. The results of our annual indefinite-lived intangible asset impairment assessments for 2023, 2022 and 2021 indicated no impairment.

Intangible assets that are deemed to have a finite life are amortized over their useful lives as follows:

Software	3-8 years
OEM and dealer relationships	10 years
Service customer relationships	5-7 years
Other intangible assets	8 years

See Note 7, “Intangible Assets,” for further details.

Long-Lived Assets - We review our long-lived assets to determine potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We do this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If we determine an impairment exists, the asset is written down to estimated fair value. There were no impairments of long-lived assets in 2023, 2022 or 2021.

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

See Note 3, “Revenue Recognition,” for further information.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Government Assistance - In July 2023, the Company elected to participate in the Federal Communications Commission (“FCC”) Secure and Trusted Communications Networks Reimbursement Program (the “FCC Reimbursement Program”). There is no applicable authoritative guidance under GAAP to account for this government grant. Therefore, we have elected to apply International Accounting Standard (“IAS”) 20 Accounting for Government Grants and Disclosure of Government Assistance by analogy. Under IAS 20, government grants related to assets are presented as either deferred income that is recognized on a systematic basis over the useful life of the asset or by deducting the grant from the carrying value of the asset. The Company has elected to deduct the grant from the carrying value of the asset. For grants related to income, the Company has elected to recognize these grants as a deduction from the related expense. Grant receivables from the FCC are recorded by the Company once there is reasonable assurance that the Company will comply with the conditions of the grant and the grant will be received.

See Note 4, “Government Assistance,” for additional information.

Research and Development Costs - Expenditures for research and development are charged to expense as incurred and totaled $36.7 million, $29.6 million and $24.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Research and development costs are reported as engineering, design and development expenses in our consolidated statements of operations.

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

See Note 6, “Composition of Certain Reserves and Allowances,” for the details of the changes in our warranty reserve.

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

See Note 11, “Fair Value of Financial Assets and Liabilities,” for further information.

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

See Note 9, “Derivative Instruments and Hedging Activities,” for further information.

Earnings Per Share - We calculate basic earnings per share using the weighted-average number of common shares outstanding during the period. We calculate diluted earnings per share using the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding.

See Note 2, “Earnings Per Share,” for further information.

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

See Note 12, “Stock-Based Compensation and 401(k) Plan,” for further information.

Leases – We have operating lease agreements for which we have recorded lease liabilities and right-of-use assets for leases primarily related to cell sites and office buildings. We determine whether a contract contains a lease at contract inception and calculate the lease liability and right-of-use asset using our incremental borrowing rate. Our cell site leases generally have terms of five to ten years, with renewal options for an additional five to 25 years. For certain cell sites, the renewal options are deemed to be reasonably certain to be exercised. Our building leases have original terms of ten years, with renewal options for an additional five years. We

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

recognize operating lease expense on a straight-line basis over the lease term. We have finance leases for computer and office equipment. Covenants within the Term Loan Facility contain certain restrictions on our ability to enter into new finance lease arrangements.

See Note 14, “Leases,” for further information.

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

See Note 8, “Long-Term Debt and Other Liabilities,” for further information.

Comprehensive Income - Comprehensive income for the years ended December 31, 2023, 2022 and 2021 is net income plus or minus unrealized gains and losses on foreign currency translation adjustments and the changes in fair value of cash flow hedges.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or expected to have minimal impact on our consolidated financial statements and related notes.

Accounting standards not yet adopted:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that this guidance will have upon our consolidated financial statements and related notes.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures, most notably in the tax rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis, however, retrospective application is permitted. We are currently evaluating the impact that this guidance will have upon our consolidated financial statements and related notes.

2. Earnings Per Share

Basic and diluted earnings per share have been calculated using the weighted-average number of common shares outstanding for the period. Diluted earnings per share was computed using the treasury stock method for stock-based compensation and the if-converted method for the 2022 Convertible Notes.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 8, “Long-Term Debt and Other Liabilities”) were considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings were allocated between shares of common stock and participating securities on a one-to-one basis. Refer to Note 8, “Long-Term Debt and Other Liabilities,” for further information.

The diluted earnings (loss) per share calculations exclude the effect of stock options, deferred stock units, restricted stock units and convertible notes when the computation is anti-dilutive. For the years ended December 31, 2023, 2022 and 2021, the weighted average number of shares excluded from the computation was 1.8 million, 0.5 million and 5.7 million shares, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021; however, for the reasons described above, the shares associated with the Forward Transactions are excluded from the computation of basic earnings per share (in thousands, except per share amounts):

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

	For the Years Ended December 31,
	2023			2022			2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income from continuing operations	$145,678			$92,059			$156,589
Less: Participation rights on Forward Transactions allocated to continuing operations	—			171			1,484

Basic Earnings Per Share from Continuing Operations
Undistributed income from continuing operations	$145,678	129,753	$1.12	$91,888	123,268	$0.75	$155,105	103,400	$1.50

Effect of Dilutive Securities from Continuing Operations
Stock-based compensation	—	3,530		—	4,881		—	6,674
2022 Convertible Notes	—	—		2,770	5,774		7,221	17,131

Diluted Earnings Per Share from Continuing Operations
Undistributed income from continuing operations and assumed conversions	$145,678	133,283	$1.09	$94,658	133,923	$0.71	$162,326	127,205	$1.28

Net loss from discontinued operations	$—			$—			$(3,854)
Less: Participation rights on Forward Transactions allocated to discontinued operations	—			—			(36)

Basic Loss Per Share from Discontinued Operations
Undistributed loss from discontinued operations	$—	129,753	$—	$—	123,268	$—	$(3,818)	103,400	$(0.04)

Effect of Dilutive Securities from Discontinued Operations
Stock-based compensation	—	3,530		—	4,881		3,615	6,674
2022 Convertible Notes	—	—		—	5,774		—	17,131

Diluted Loss Per Share from Discontinued Operations
Undistributed loss from discontinued operations and assumed conversions	$—	133,283	$—	$—	133,923	$—	$(203)	127,205	$—

Earnings per share - basic			$1.12			$0.75			$1.46
Earnings per share - diluted			$1.09			$0.71			$1.28

3. Revenue Recognition

Remaining Performance Obligations

As of December 31, 2023, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $253 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $234 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided which is expected to occur through the remaining term of the contracts. Our contracts vary in length and generally have terms of two to ten years. The remaining $19 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next three years.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Service revenue
Connectivity	$312,898	$291,444	$255,786
Entertainment and other	5,117	4,885	3,797
Total service revenue	$318,015	$296,329	$259,583
Equipment revenue
ATG	$64,585	$91,152	$61,780
Narrowband satellite	7,956	9,992	11,048
Other	7,021	6,594	3,305
Total equipment revenue	$79,562	$107,738	$76,133
Customer type
Aircraft owner/operator/service provider	$318,015	$296,329	$259,583
OEM and aftermarket dealer	79,562	107,738	76,133
Total revenue	$397,577	$404,067	$335,716

Contract balances

Our current and non-current contract asset balances totaled $16.6 million and $19.9 million as of December 31, 2023 and 2022, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings and recoverable contract costs primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $1.0 million and $3.4 million as of December 31, 2023 and 2022, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products.

Major Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2023, 2022 and 2021 and no customer accounted for more than 10% of accounts receivable as of December 31, 2023 or 2022.

4. Government Assistance

FCC Reimbursement Program

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to a shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount is currently allocated to the Company under the program. If Congress appropriates additional funds for this purpose, the allocations of the Company and other approved applicants will be increased pro rata. Program participants are subject to a number of conditions and requirements under the FCC’s rules including a requirement that they submit their first reimbursement request by July 17, 2023 and certify that they have developed a plan to permanently remove, replace and dispose of covered equipment or services within one year following the first reimbursement request. The rules permit participants to petition the FCC for one or more six-month extensions of the completion deadline. The Company, with the assistance of an advisor we engaged to help administer the program, submitted and received its first reimbursement claim in July 2023. The Company’s one year term to complete the program is set for July 21, 2024, however, based on discussions with our vendors supporting the program regarding lead times for network equipment, we plan to petition the FCC for multiple extensions, as outlined in our application for the FCC Reimbursement Program.

As of December 31, 2023, we have recorded a $18.3 million receivable from the FCC, which is included in Prepaid expenses and other current assets in our Consolidated Balance Sheets. See Note 1, “Summary of Significant Accounting Policies,” for additional information on our accounting policy for government grants.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The following are the deductions to the carrying value of asset balances in our Consolidated Balance Sheets as of December 31, 2023 (in thousands):

As of December 31,
2023
Assets:
Inventories	$(4,970)
Prepaid expenses and other current assets	(1,542)
Property and equipment, net	(2,094)
Intangible assets, net	(58)
Other non-current assets	(5,542)

The following are the increases to Net income in our Consolidated Statements of Operations for the year ended December 31, 2023 (in thousands):

For the year ended December 31,
2023
Revenue:
Service revenue	$825
Operating expenses:
Cost of service revenue	720
Cost of equipment revenue	3,931
General and administrative	257

5. Composition of Certain Balance Sheet Accounts

Inventories as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Work-in-process component parts	$34,692	$34,840
Finished goods	28,495	14,653
Total inventory(1)	$63,187	$49,493
(1)
See Note 4, “Government Assistance,” for additional information.

As a result of our determination to participate in the FCC Reimbursement Program (as defined and described in Note 1, “Summary of Significant Accounting Policies”), the Company wrote down the net realizable value of certain inventory by approximately $1.3 million for the year ended December 31, 2023. The write-off charge is included in Cost of equipment revenue in our Consolidated Statements of Operations.

Prepaid expenses and other current assets as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Interest rate caps and receivable	$23,227	$28,496
FCC reimbursement receivable(1)	18,274	—
Contract assets(1)	6,939	6,494
Prepaid inventories	2,606	2,901
Other	13,092	7,209
Total prepaid expenses and other current assets	$64,138	$45,100
(1)
See Note 4, “Government Assistance,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Property and equipment as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Office equipment, furniture, fixtures and other	$19,153	$17,242
Leasehold improvements	16,132	15,357
Network equipment(1)	184,176	179,363
	219,461	211,962
Accumulated depreciation	(121,332)	(107,367)
Property and equipment, net	$98,129	$104,595
(1)
See Note 4, “Government Assistance,” for additional information.

Other non-current assets as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Interest rate caps	$10,295	$25,578
Contract assets, net of allowances of $591 and $501, respectively(1)	9,625	13,376
Revolving credit facility deferred financing costs	1,011	1,445
Other	5,048	2,956
Total other non-current assets	$25,979	$43,355
(1)
See Note 4, “Government Assistance,” for additional information.

Accrued liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Employee compensation and benefits	$10,386	$19,235
Operating leases	10,284	9,094
Customer credit reserve	6,027	1,958
Network equipment	4,533	8,748
Warranty reserve	3,420	2,300
Taxes	2,170	2,282
Accrued interest	469	9,878
Other	10,360	6,561
Total accrued liabilities	$47,649	$60,056

Asset retirement obligations are included in Other non-current liabilities in our consolidated balance sheets and changes for the years ended December 31, 2023 and 2022 consist of the following (in thousands):

Asset
Retirement
Obligation
Balance – January 1, 2022	$4,861
Liabilities incurred	682
Liabilities settled	(43)
Accretion expense	553
Foreign exchange rate adjustments	(21)
Balance – December 31, 2022	6,032
Liabilities incurred	51
Liabilities settled	(2)
Accretion expense	558
Foreign exchange rate adjustments	10
Balance – December 31, 2023	$6,649

6. Composition of Certain Reserves and Allowances

Credit Losses — Changes in our allowances for credit losses for the years ended December 31, 2023 and 2022 were as follows (in thousands):

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

		Other
	Accounts	Non-Current
	Receivable	Assets
Balance at January 1, 2022	$894	$455
Provision for expected credit losses	1,001	46
Write-offs charged against the allowances	(326)	—
Other	209	—
Balance at December 31, 2022	1,778	501
Provision for expected credit losses	1,143	90
Write-offs charged against the allowances	(1,152)	—
Other	322	—
Balance at December 31, 2023	$2,091	$591

Warranties — Changes in our warranty reserve for the years ended December 31, 2023 and 2022 were as follows (in thousands):

Warranty
Reserve
Balance – January 1, 2022	$2,450
Accruals for warranties issued	1,583
Settlements and adjustments to warranties	(1,733)
Balance – December 31, 2022	2,300
Accruals for warranties issued	3,107
Settlements and adjustments to warranties	(1,987)
Balance – December 31, 2023	$3,420

7. Intangible Assets

Our intangible assets are comprised of indefinite- and finite-lived intangible assets and goodwill. We own the rights to 3 MHz of ATG spectrum in the nationwide 800 MHz Commercial Air-Ground Radiotelephone band (the “3 MHz FCC License”), which is used in the operation of our ATG network, and the license for 1 MHz of ATG spectrum in the nationwide 800MHz Commercial Air-Ground Radiotelephone band (the “1 MHz FCC License”). Together we refer to the 3 MHz FCC License and the 1 MHz FCC License as the “FCC Licenses.” The FCC Licenses were originally issued with 10-year terms and we have renewed both licenses for subsequent 10-year terms. Such licenses are subject to further renewal by the FCC, and renewals of licenses held by others have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of the FCC Licenses. As a result, the FCC Licenses are treated as indefinite-lived intangible assets which we do not amortize. We reevaluate the useful life of the FCC Licenses each year to determine whether events and circumstances continue to support an indefinite useful life. Our annual impairment assessment of the FCC Licenses for 2023, 2022 and 2021 indicated no impairment.

Our software relates to the development of internal use software which is used to run our network and support our service offerings. Software also includes software embedded in the equipment that we sell to our customers.

Our goodwill balance was $0.6 million as of December 31, 2023 and 2022.

Our intangible assets, other than goodwill, as of December 31, 2023 and 2022 were as follows (in thousands, except for weighted average remaining useful life):

	Weighted
	Average	As of December 31, 2023			As of December 31, 2022
	Remaining	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Software	7.2	$68,155	$(45,910)	$22,245	$59,932	$(43,950)	$15,982
Other intangible assets	8.0	499	—	499	624	—	624
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—
Total amortized intangible assets		83,459	(60,715)	22,744	75,361	(58,755)	16,606
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283
Total intangible assets		$115,742	$(60,715)	$55,027	$107,644	$(58,755)	$48,889

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $2.0 million, $4.7 million and $7.5 million, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2024	$1,401
2025	$3,320
2026	$3,250
2027	$3,033
2028	$2,879
Thereafter	$8,861

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

8. Long-Term Debt and Other Liabilities

Long-term debt as of December 31, 2023 and 2022 was as follows (in thousands):

	December 31,	December 31,
	2023	2022
Term Loan Facility	$604,797	$711,263
Less: deferred financing costs	(10,046)	(13,840)
Less: current portion of long-term debt	(7,250)	(7,250)
Total long-term debt	$587,501	$690,173

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

On February 2, 2023, Gogo and GIH entered into an amendment to the Original 2021 Credit Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, which replaced all references in the Original 2021 Credit Agreement to LIBOR in respect of the applicable interest rates for the Facilities with an adjusted term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”), plus a credit spread adjustment recommended by the Alternative Reference Rates Committee. We elected to apply the optional expedient within ASC 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to conclude that this modification was not substantial and did not have a material impact to our consolidated financial statements.

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of December 31, 2023, the fee for the unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Facilities may be prepaid at GIH’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal payment amount requirements. On May 3, 2023, the Company prepaid $100 million of the outstanding principal amount of the Term Loan Facility. As a result, we wrote off $2.2 million of the deferred financing costs and unaccreted debt discount, which are included in Loss on extinguishment of debt and settlement of convertible notes in our Consolidated Statements of Operations for the year ended December 31, 2023.

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

As of December 31, 2023 and 2022, the outstanding principal amount of the Term Loan Facility was $606.9 million and $714.1 million, respectively, the unaccreted debt discount was $2.1 million and $2.8 million, respectively, and the net carrying amount was $604.8 million and $711.3 million, respectively.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our consolidated balance sheets and are amortized over the terms of the Facilities. Total amortization expense was $2.4 million, $2.6 million and $1.8 million, respectively, for the years ended December 31, 2023, 2022 and 2021 and is included in Interest expense in our consolidated statements of operations. As of December 31, 2023 and 2022, the balance of unamortized deferred financing costs related to the Facilities was $11.1 million and $15.3 million, respectively.

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

In May 2022, the remaining $102.8 aggregate principal amount of 2022 Convertible Notes was converted by holders into 17,131,332 shares of common stock. Thorndale Farm Private Equity Fund 2, LLC, an entity affiliated with our Chair of the Board and

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Chief Executive Officer, held $8.0 aggregate principal amount of 2022 Convertible Notes that was converted into 1,333,333 shares of common stock.

We incurred approximately $8.1 million of issuance costs related to the issuance of the 2022 Convertible Notes that were amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.4 million and, $1.4 million, respectively, for the years ended December 31, 2022 and 2021 and is included in Interest expense in the consolidated statements of operations. See Note 10, “Interest Costs,” for additional information.

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

On December 11, 2019, we entered into an amendment to one of the Forward Transactions (the “Amended and Restated Forward Transaction”) to extend the expected settlement date with respect to approximately 2.1 million shares of common stock held by one of the Forward Counterparties, JPMorgan Chase Bank, National Association (the “2022 Forward Counterparty”), to correspond with the May 15, 2022 maturity date for the 2022 Convertible Notes. As a result of the Forward Transactions, total shareholders’ equity within our consolidated balance sheets was reduced by approximately $140.0 million. In March 2020, approximately 5.1 million shares of common stock were delivered to us in connection with the Forward Transactions. In April 2021, approximately 1.5 million shares of common stock were delivered to us in connection with the Amended and Restated Forward Transaction. In May 2022, the approximately 0.6 million shares that were remaining under the Amended and Restated Forward Transaction were delivered to us. There are no longer any additional prepaid forward stock repurchase transactions outstanding.

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

We paid approximately $22.6 million of origination fees and financing costs related to the issuance of the 2024 Senior Secured Notes, which were accounted for as deferred financing costs on our consolidated balance sheets and were being amortized over the contractual term of the 2024 Senior Secured Notes using the effective interest method. Total amortization expense was $1.4 million for the year ended December 31, 2021. Amortization expense is included in Interest expense in the consolidated statements of operations.

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. The cost of the interest rate caps will be amortized to interest expense using the caplet method, from the effective date through termination date. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rate Committee of 0.26% increases beyond the applicable strike rate. The notional amounts of the interest rate caps periodically decrease over the life of the caps.

The notional amounts, strike rates and end dates of the cap agreements are as follows (notional amounts in thousands):

Start Date	End Date	Notional Amounts	Strike Rate
7/31/2021	7/30/2023	$650,000	0.75%
7/31/2023	7/30/2024	525,000	0.75%
7/31/2024	7/30/2025	350,000	1.25%
7/31/2025	7/30/2026	250,000	2.25%
7/31/2026	7/30/2027	200,000	2.75%

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. During the year ended December 31, 2023, fully offsetting unrealized gains and losses were incurred from our cash flow hedges that were considered ineffective as a result of a voluntary partial de-designation of the hedge relationship related to a prepayment of our existing variable-rate debt discussed in Note 8, “Long-Term Debt and Other Liabilities.” No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the years ended December 31, 2022 and 2021. We estimate that approximately $2.6 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the consolidated statements of cash flows as investing activities from continuing operations.

For the year ended December 31, 2023, we recorded a decrease in fair value on the interest rate caps of $16.1 million, net of tax of $4.8 million. For the year ended December 31, 2022, we recorded an increase in fair value on the interest rate caps of $28.4 million, net of tax of $9.3 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheets for the periods presented (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance sheet location	2023	2022
Current portion of interest rate caps	Prepaid expenses and other current assets	$18,801	$24,459
Non-current portion of interest rate caps	Other non-current assets	$10,295	$25,578

Fair Value Measurement

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

On February 2, 2023 the Company modified its 2021 Credit Agreement to use the Secured Overnight Financing Rate (“SOFR”) as a reference rate rather than LIBOR (see Note 8, “Long-Term Debt and Other Liabilities”). In conjunction with the amendment of the debt, the Company’s derivative positions automatically transitioned to SOFR, the designated fallback as determined by the International Swaps and Derivatives Association on July 31, 2023. Concurrently, the Company updated its hedge documentation to reflect the changing of the benchmark index, which changed solely as a result of reference rate reform. Under ASC 848, Reference Rate Reform, hedge accounting may continue without de-designation if certain criteria are met. For cash flow hedges in which the designated hedged risk is LIBOR (or another rate that is expected to be discontinued), the guidance allows an entity to assert that it remains probable that the hedged forecasted transaction will occur. The Company has assessed the effectiveness of the amended hedge relationship and concluded that the hedge relationship remains highly effective. The Company applied the optional expedient within ASC 848 to conclude the updates to the hedge relationship due to reference rate reform did not have a material impact on the Company's consolidated financial statements.

10. Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Interest costs charged to expense	$55,823	$43,530	$62,390
Amortization of deferred financing costs	2,385	3,058	4,661
Accretion of debt discount	403	456	419
Amortization of the purchase price of interest rate caps	1,509	157	2
Interest rate cap benefit	(27,064)	(8,329)	—
Interest expense	33,056	38,872	67,472
Interest costs capitalized to property and equipment	2,156	920	4
Interest costs capitalized to software	768	472	311
Total interest costs	$35,980	$40,264	$67,787

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

Long-Term Debt:

As of December 31, 2023 and 2022, our only financial asset and liability disclosed but not measured at fair value is the Term Loan Facility, which is reflected on the consolidated balance sheets at cost. The fair value measurement is classified as Level 2 within the fair value hierarchy since it is based on quoted market prices of our instrument in markets that are not active. We estimated the fair value of the Term Loan Facility by calculating the upfront cash payment a market participant would require to assume this obligation. The upfront cash payment used in the calculation of fair value on our consolidated balance sheets, excluding any issuance costs, is the amount that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility.

The fair value and carrying value of long-term debt as of December 31, 2023 and 2022 was as follows (in thousands):

	December 31, 2023			December 31, 2022
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Term Loan Facility	$610,000	$604,797	(2)	$708,000	$711,263	(2)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $2.1 million and $2.8 million, respectively, as of December 31, 2023 and 2022. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.

12. Stock-Based Compensation and 401(k) Plan

As of December 31, 2023, we maintained the Second Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”). The 2016 Omnibus Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, RSUs, deferred share units (“DSUs”) and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors (the “Compensation Committee”). The Gogo Inc. 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”), The Aircell Holdings Inc. Stock Option Plan, and the Employee Stock Purchase Plan (“ESPP”) have all expired.

Under the 2016 Omnibus Plan, 33,234,128 shares of common stock were reserved for issuance. As of December 31, 2023, 4,432,317 shares remained available for grant under the 2016 Omnibus Plan. The contractual life of granted options is 10 years. Except as otherwise approved by the Compensation Committee, all options that are unvested as of the date on which a recipient’s employment terminates, as well as vested options that are not exercised within a prescribed period following termination, are forfeited and become available for future grants. Options granted beginning in 2010 but prior to the Option Exchange (as defined below) include options that (a) vest in specified increments over a four-year period, (b) vest on the date of grant for certain options granted to non-employee members of our Board of Directors or (c) vest on the first anniversary of the date of grant for certain options granted to non-employee members of our Board of Directors. In June 2020, we consummated an option exchange program that was approved by our stockholders at the annual meeting held on April 29, 2020 in which previously outstanding eligible options (which excluded options granted for service by non-executive members of our Board of Directors) to purchase 6,664,773 shares of common stock were surrendered and cancelled and we granted replacement options (the “Replacement Options”) in exchange for the tendered options. Of the 4,168,455 options we granted in 2020, 2,896,383 were Replacement Options. The Replacement Options vested in a single installment on December 31, 2022.

Beginning in 2013, we granted RSUs, which generally vest in equal annual increments over a four-year period. Vested RSUs will be settled, at the discretion of the Compensation Committee, in shares of our common stock or in cash equal to the value of the

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

applicable number of shares of our common stock on the vesting date. We also granted DSUs to directors, some of which vest on the grant date and others on the first anniversary of the grant date. DSUs will be settled in shares of our common stock after the director ceases to serve as a director. We intend to settle RSU and DSU awards in stock and we have the shares available to do so.

The following is a summary of our stock-based compensation expense included in the consolidated statements of operations, excluding the stock-based compensation expense for discontinued operations, for the years December 31, 2023, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Cost of service revenue	$1,701	$1,073	$472
Cost of equipment revenue	1,363	1,022	523
Engineering, design and development	3,569	2,532	1,358
Sales and marketing	3,678	2,628	1,615
General and administrative	10,977	11,810	9,377
Total stock-based compensation expense	$21,288	$19,065	$13,345

A summary of stock option activity for the year ended December 31, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding – January 1, 2023	4,012,761	$4.36	5.38	$42,396
Granted	—	$—
Exercised	(218,585)	$2.58
Forfeited	(1,875)	$2.14
Expired	(22,711)	$23.75
Options outstanding – December 31, 2023	3,769,590	$4.35	4.20	$23,190
Options exercisable – December 31, 2023	3,673,715	$4.41	4.16	$22,424

As of December 31, 2023, total unrecognized compensation costs related to unvested stock options were immaterial. The total grant date fair value of stock options vested in 2023, 2022 and 2021 was approximately $0.3 million, $18 million and $10 million, respectively.

We estimate the fair value of stock options using the Black-Scholes option-pricing model. No stock options were granted during the years ended December 31, 2023 and 2022. Weighted average assumptions used and weighted average grant date fair value of stock options granted for the years ended December 31, 2021 were as follows:

For the Years Ended December 31,
2021
Approximate risk-free interest rate	1.0%
Average expected life (years)	5.50
Dividend yield	N/A
Volatility	77.0%
Weighted average grant date fair value of common stock underlying options granted	$9.66
Weighted average grant date fair value of stock options granted	$6.22

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes the activities for our unvested RSUs and DSUs for the year ended December 31, 2023:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested – January 1, 2023	3,466,225	$12.46
Granted	1,899,140	$15.31
Vested	(1,472,594)	$11.18
Forfeited/canceled	(153,082)	$13.98
Unvested – December 31, 2023	3,739,689	$14.25

As of December 31, 2023, there was approximately $37 million of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of approximately 2.3 years. The total grant date fair value of RSUs and DSUs vested in 2023 was approximately $17 million.

ESPP - We had an ESPP which expired during 2023. The ESPP allowed eligible employees to purchase a limited number of shares of common stock during pre-specified offering periods at a discount established by the Compensation Committee which could not exceed 15% of the fair market value of the common stock at the beginning or end of the offering period (whichever was lower). Under the ESPP, 2,200,000 shares were reserved for issuance and 29,257 shares of common stock were issued during the year ended December 31, 2023.

401(k) Plan - Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $2.3 million, $2.1 million, and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

13. Income Tax

For financial reporting purposes, the income (loss) from continuing operations before income taxes included the following components for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
United States	$97,212	$105,450	$(27,557)
Foreign	391	267	(3,084)
Income (loss) before income taxes	$97,603	$105,717	$(30,641)

Significant components of the provision (benefit) for income taxes from continuing operations for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	1,097	488	90
Foreign	—	—	—
	1,097	488	90
Deferred:
Federal	(40,743)	11,830	(166,706)
State	(7,971)	2,464	(20,614)
Foreign	(458)	(1,124)	—
	(49,172)	13,170	(187,320)
Total	$(48,075)	$13,658	$(187,230)

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The provision (benefit) for income taxes from continuing operations differs from income taxes computed at the federal statutory tax rates for the years ended December 31, 2023, 2022, and 2021 as a result of the following items:

	For the Years Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Change in valuation allowance	(74.5)	(10.9)	595.5
State income taxes-net of federal tax benefit	5.0	4.0	3.2
R&D credit	(1.2)	(0.4)	8.3
Nondeductible officer's compensation	1.2	0.1	(1.5)
Excess tax benefits on stock-based compensation	(0.4)	(2.0)	(3.0)
Loss on settlement of 2022 Convertible Notes	—	—	(12.9)
Other	(0.4)	1.1	0.4
Effective tax rate	(49.3)%	12.9%	611.0%

Components of the net deferred income tax asset as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Deferred income tax assets:
Federal net operating loss (NOL)	$93,610	$118,043
State NOL	22,167	26,033
Foreign NOL	14,243	14,430
Interest carryforward	68,225	67,644
Operating lease liability	20,664	21,744
Other	56,538	50,335
Total deferred income tax assets	275,447	298,229
Deferred income tax liabilities:
Indefinite-lived intangible assets	(10,108)	(9,138)
Right-of-use asset	(17,495)	(18,525)
Interest rate cap valuation	(5,478)	(10,213)
Other	(127)	(226)
Total deferred income tax liabilities	(33,208)	(38,102)
Total deferred income tax	242,239	260,127
Valuation allowance	(25,601)	(97,470)
Net deferred income tax asset	$216,638	$162,657

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of all available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. Based on our most recent assessment, for the year ended December 31, 2023, we released $72.8 million of the valuation allowance for the portion of our deferred income tax assets that we expect will ultimately be more likely than not to be realized. As of December 31, 2023, we can demonstrate an estimate of objectively verifiable future income based on the prior three years of pre-tax income from continuing operations. This estimate of future income, along with our assessment of the other available positive and negative evidence considered, supports the release of a portion of the valuation allowance. The remaining valuation allowance is still required for deferred tax assets related to certain state credits, foreign NOLs and capital loss carryforwards as it is more likely than not as of December 31, 2023 that these deferred tax assets will not be realized.

As of December 31, 2023, the federal net operating loss (“NOL”) carryforward, state NOL carryforward and Canadian NOL carryforward were approximately $446 million, $377 million, and $54 million, respectively. We have recorded a deferred tax asset of $93.6 million, $22.2 million, and $14.2 million for federal NOLs, state NOLs, and Canadian NOLs, respectively, reflecting the benefit of these loss carryforwards. Certain of the federal and state NOLs begin to expire in 2034 and 2024, respectively. The Canadian NOL carryforward begins to expire in 2033.

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Uncertain Tax Positions - As of December 31, 2023, the total amount of gross unrecognized tax benefits was $1.9 million. As of December 31, 2022, the total amount of gross unrecognized tax benefits was $0.8 million.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
Beginning balances	$799	$—
Increases related to tax positions taken during a prior year	798	555
Decreases related to tax positions taken during a prior year	—	—
Increases related to tax positions taken during the current year	337	244
Decreases related to settlements with taxing authorities	—	—
Decreases related to expiration of the statute of limitations	—	—
Ending balances	$1,934	$799

We are subject to taxation and file income tax returns in the United States federal jurisdiction and many states and Canada. With few exceptions, as of December 31, 2023, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2020.

The total amount of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate is $1.2 million and $0.8 million as of December 31, 2023 and 2022, respectively. We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the years ended December 31, 2023, 2022 or 2021. We do not expect a change in the unrecognized tax benefits within the next 12 months.

14. Leases

The following is a summary of our lease expense included in the consolidated statement of operations (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Operating lease cost	$15,961	$14,964	$13,203
Finance lease cost:
Amortization of leased assets	112	156	35
Interest on lease liabilities	9	40	50
Total lease cost	$16,082	$15,160	$13,288

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Years Ended December 31,
	2023	2022	2021
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$16,422	$15,194	$13,930
Operating cash flows used in finance leases	$9	$40	$51
Financing cash flows used in finance leases	$132	$184	$145
Non-cash items:
Operating leases obtained	$5,231	$13,547	$43,148
Finance leases obtained	$—	$11	$—
Weighted average remaining lease term
Operating leases	7 years	8 years	9 years
Finance leases	2 years	1 year	2 years
Weighted average discount rate
Operating leases	6.8%	6.7%	7.0%
Finance leases	4.7%	17.0%	18.6%

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Annual future minimum lease payments as of December 31, 2023 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2024	$15,393	$4
2025	15,552	2
2026	15,334	—
2027	14,376	—
2028	12,687	—
Thereafter	31,456	—
Total future minimum lease payments	104,798	6
Less: Amount representing interest	(21,467)	—
Present value of net minimum lease payments	$83,331	$6
Reported as of December 31, 2023
Accrued liabilities	$10,284	$4
Non-current operating lease liabilities	73,047	—
Other non-current liabilities	—	2
Total lease liabilities	$83,331	$6

As of December 31, 2023, there were no significant leases which had not yet commenced.

15. Commitments and Contingencies

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

On February 26, 2024, Gogo invested $5 million in a convertible note offering issued by one of our suppliers.

Derivative Litigation – On September 25, 2018 and September 26, 2018, two purported stockholders of the Company filed substantively identical derivative lawsuits in the Court, styled Nanduri v. Gogo Inc. and Hutsenpiller v. Gogo Inc., respectively. Both lawsuits were purportedly brought derivatively on behalf of us and name us as a nominal defendant and name as defendants each then-current member of the Company’s Board of Directors, its former Chief Executive Officer and Chief Financial Officer, its then-current President, Commercial Aviation, and its current Chief Executive Officer and Chief Financial Officer. On January 5, 2023, following mediation, the Company entered into a Stipulation and Agreement of Settlement (the “Derivative Settlement”) with the plaintiffs named in the foregoing derivative lawsuits and a stockholder that made substantially the same allegations via a letter sent to the Company’s then-Board of Directors, dated June 21, 2021 (collectively, the “Stockholders”). Pursuant to the terms of the Derivative Settlement, the Company implemented certain corporate governance initiatives (the “Governance Initiatives”) and caused its D&O insurance carrier to pay the attorneys’ fees for the Stockholders in consideration of dismissal of the two derivative lawsuits with prejudice and a release of all claims asserted against the Company and the individual defendants named in the derivative lawsuits.

Under the terms of the Derivative Settlement, the defendants were not required to pay any damages. We had accrued a liability for attorneys’ fees within Accrued liabilities and a corresponding receivable in Prepaid expenses and other current assets in the consolidated balance sheets as of December 21, 2022.

On April 11, 2023, the Court issued final judgment approving the Derivative Settlement. The Company released the accrued liability and corresponding receivable for attorneys’ fees as of March 31, 2023 and pursuant to the terms of the Derivative Settlement, has implemented the Governance Initiatives.

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware (the “Court”) alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents recently issued to the plaintiff. The suit seeks an unspecified amount of compensatory damages as well as treble

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. Under a schedule agreed upon by the parties, fact discovery and claim construction proceedings will be substantially completed by early 2024, and expert discovery by early-to-mid 2024, with dispositive motions to follow. A trial date has been scheduled for April 14, 2025. Also on February 28, 2022, the plaintiff filed a motion (the “PI Motion”) requesting that the Court preliminarily enjoin the Company from making, using, offering to sell or selling the Gogo 5G system. On September 26, 2022, the Court issued an order denying the PI Motion. The plaintiff appealed the denial to the U.S. Court of Appeals for the Federal Circuit. Briefing for the appeal is complete and the appellate court heard oral arguments on June 5, 2023. On January 31, 2024, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Court to deny the PI Motion. We intend to continue to vigorously defend our position in the infringement suit and defend against the appeal. The outcomes of the appeal and the underlying litigation are inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

16. Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedge	Total
Balance at January 1, 2021	$(1,013)	$—	$(1,013)
Other comprehensive income before reclassifications	53	2,747	2,800
Less: loss realized and reclassified to earnings	—	(2)	(2)
Net current period comprehensive income	53	2,749	2,802
Balance at December 31, 2021	$(960)	$2,749	$1,789
Other comprehensive income (loss) before reclassifications	(265)	34,765	34,500
Less: income realized and reclassified to earnings	—	6,161	6,161
Net current period comprehensive income	(265)	28,604	28,339
Balance at December 31, 2022	$(1,225)	31,353	$30,128
Other comprehensive income before reclassifications	291	4,579	4,870
Less: income realized and reclassified to earnings	—	19,202	19,202
Net current period comprehensive income (loss)	291	(14,623)	(14,332)
Balance at December 31, 2023	$(934)	$16,730	$15,796

17. Common Stock and Preferred Stock

Common Stock – We have one class of common stock outstanding as of December 31, 2023 and 2022. Our common stock is junior to our preferred stock, if and when issued. Our Third Amended and Restated Certificate of Incorporation authorizes a total of 500,000,000 shares of common stock with a par value of $0.0001 per share.

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

Share Repurchases – On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act, as amended, in accordance with applicable securities laws and other restrictions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

considerations. We do not expect to incur debt to fund the share repurchase program. During the year ended December 31, 2023, we repurchased an aggregate 0.5 million shares of our common stock for $4.8 million.

During September 2022, we repurchased 1.5 million shares of common stock in a private transaction for an aggregate purchase price of $18.3 million.

Shareholder Rights Plan – On September 23, 2020, our Board of Directors adopted a Section 382 Rights Agreement (as amended, the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent. The Rights Agreement was intended to reduce the likelihood of an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the shares of the Company’s common stock then-outstanding. The Rights Agreement expired on September 23, 2023 and the Board of Directors voted not to renew the agreement.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

18. Condensed Financial Information of Registrant

The following presents the condensed financial information of our parent company on a standalone basis.

Gogo Inc.

Condensed Balance Sheets

(in thousands)

	December 31,	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$17,286	$37,174
Prepaid expenses and other current assets	74	—
Deferred income taxes	222,043	172,871
Total assets	$239,403	$210,045

Liabilities and stockholders’ deficit:
Other current liabilities	$189	$113
Investments and payables with subsidiaries	198,489	311,801
Total liabilities	198,678	311,914
Total stockholders’ equity (deficit)	40,725	(101,869)
Total liabilities and stockholders’ deficit	$239,403	$210,045

Gogo Inc.

Condensed Statements of Operations and Comprehensive Income (Loss)

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Interest income	$(1,280)	$(455)	$(6)
Interest expense	—	2,770	9,504
Loss on extinguishment of debt and settlement of convertible notes	—	—	18,948
Other	(1,344)	1	(4)
Total other expense	(2,624)	2,316	28,442
Income (loss) before income taxes	2,624	(2,316)	(28,442)
Income tax (benefit) provision	(48,075)	13,658	(187,230)
Equity (gains) losses of subsidiaries	(94,979)	(108,033)	6,053
Net income (loss)	$145,678	$92,059	$152,735
Comprehensive income (loss)	$145,678	$92,059	$152,735

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Gogo Inc.

Condensed Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$145,678	$92,059	$152,735
Amortization of deferred financing costs	—	418	1,387
Settlement of convertible notes	—	—	18,948
Subsidiary equity (gains) losses	(94,979)	(108,033)	6,053
Deferred income taxes	(49,172)	13,170	(187,220)
Gain on sale of equity investment	(1,343)	—	—
Other operating activities	2	(627)	1,819
Net cash provided by (used in) operating activities	186	(3,013)	(6,278)
Investing activities:
Investments and advances with subsidiaries	(8,365)	6,047	11,552
Purchase of equity investment	(5,000)	—	—
Proceeds from sale of equity investment	6,343	—	—
Net cash provided by (used in) investing activities	(7,022)	6,047	11,552
Financing activities:
Repurchase of common stock	(4,822)	(18,375)	—
Stock-based compensation activity	(8,230)	(2,579)	(5,245)
Net cash used in financing activities	(13,052)	(20,954)	(5,245)
Increase (decrease) in cash, cash equivalents and restricted cash	(19,888)	(17,920)	29
Cash, cash equivalents and restricted cash at beginning of period	37,174	55,094	55,065
Cash, cash equivalents and restricted cash at end of period	$17,286	$37,174	$55,094
Cash, cash equivalents and restricted cash at end of period	$17,286	$37,174	$55,094
Less: current restricted cash	—	—	25
Less: non-current restricted cash	—	—	—
Cash and cash equivalents at end of period	$17,286	$37,174	$55,069

19. Discontinued Operations

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

As a result of the Transaction, financial results related to the CA business were reported as discontinued operations for the year ended December 31, 2021. There was no discontinued operations activity for the CA business after December 31, 2021. We report the financial results of discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components (i) meets the held-for-sale classification criteria or is disposed of by sale or other than by sale, and (ii) represents a strategic shift that will have a major effect on our operations and financial results.

The following table summarizes the results of discontinued operations which are presented as Net loss from discontinued operations, net of tax, in our consolidated statements of operations (in thousands):

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

For the Year Ended December 31,
2021
Operating expenses:
General and administrative	6,283
Total operating expenses	6,283
Operating loss	(6,283)
Other income:
Gain on sale of CA business	(1,598)
Total other income:	(1,598)
Loss before income taxes	(4,685)
Income tax benefit	(831)
Net loss from discontinued operations, net of tax	$(3,854)

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

The following is a summary of our stock-based compensation expense by operating expense line contained within the results of discontinued operations for the years December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Cost of service revenue	$—	$—	$—
Cost of equipment revenue	—	—	—
Engineering, design and development	—	—	—
Sales and marketing	—	—	—
General and administrative	—	—	4,817
Total stock-based compensation expense	$—	$—	$4,817

See Note 12, “Stock-Based Compensation and 401(k) Plan,” for additional information on our stock-based compensation plans.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2023 that are designed to provide reasonable assurance that information required to be disclosed in this report is recorded, processed, summarized and reported within required time periods. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The management of Gogo Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended. Gogo’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of its published financial statements in accordance with accounting principles generally accepted in the United States of America.

The management of Gogo, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have assessed the effectiveness of Gogo’s internal control over financial reporting as of December 31, 2023, based on the criteria set forth in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2023, which report is included on Page 89 of this Annual Report on Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

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

Item 9B. Other Information

On November 17, 2023, Sergio Aguirre, our President and Chief Operating Officer, entered into a Rule 10b5–1 trading arrangement. Mr. Aguirre’s arrangement includes the potential sale of up to 108,694 shares of our common stock issuable upon the exercise of outstanding stock options, and expires on November 15, 2024 unless earlier terminated in accordance with the provisions of the arrangement. Mr. Aguirre’s arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934.

Except as described above, during the fiscal quarter ended December 31, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Gogo Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gogo Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

February 28, 2024

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 is incorporated herein by reference.

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans (which includes amounts for both continuing and discontinued operations) as of the end of 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	8,634,159	(1)	4.35	(2)	4,432,317	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	8,634,159		4.35		4,432,317

(1)
Represents the number of shares associated with options, RSUs and DSUs outstanding as of December 31, 2023.
(2)
Represents the weighted average exercise price of the 3,769,590 options disclosed in column (a).
(3)
Represents the number of shares remaining available for future issuance under our 2016 Omnibus Plan (4,432,317 shares). Of this number, only 3,056,770 shares are available for issuance with respect to RSUs, DSUs and other awards based on the full value of stock (rather than an increase in value) under the 2016 Omnibus Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 7, 2013 (File No. 001-35975))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 2, 2023 (File No. 001-35975))
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

4.3*	Description of Capital Stock and Registered Securities
4.4

Registration Rights Agreement, dated as of April 9, 2021, by and among Gogo Inc., Silver (XII) Holdings, LLC and Silver (Equity) Holdings, LP (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 14, 2021 (File No. 001-35975))

4.5

Amendment to the Registration Rights Agreement, dated as of April 9, 2021, by and between Gogo Inc. (f/k/a AC HoldCo Inc.) and Thorndale Farm Gogo, LLC (as assignee to the interests of the Thorne Investors, as defined therein) (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 14, 2021 (File No. 001-35975))

4.6

Amendment to the Registration Rights Agreement, dated as of May 25, 2021, by and among Gogo Inc., Silver (XII) Holdings, LLC and Silver (Equity) Holdings, LP (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on August 5, 2021 (File No. 001-35975))

4.7

Amendment No. 2 to the Registration Rights Agreement, dated as of March 2, 2022, by and among Gogo Inc., Silver (XII) Holdings, LLC and Silver (Equity) Holdings LP (incorporated by reference to Exhibit 4.10 to Form 10-K filed on March 3, 2022 (File No. 001-35975))

10.1.1†

Qualcomm Technologies, Inc. Master Software Agreement, dated June 13, 2018, by and between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.48 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.1.2†

Qualcomm Technologies, Inc. AMSS6695 Software Addendum to Master Software Agreement, dated June 13, 2018, by and between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.49 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.1.3†

Access Point Patent License Agreement, dated July 6, 2018, by and between Qualcomm Incorporated and Gogo LLC (incorporated by reference to Exhibit 10.1.50 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.1.4†

ATG Network Sharing Agreement, dated as of December 1, 2020, by and between Gogo Business Aviation LLC and Gogo LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 1, 2020 (File No. 001-35975))

10.1.5†

Master Services Agreement, dated as of November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc. (incorporated by reference to Exhibit 10.1.5 to Form 10-K filed on March 11, 2021 (File No. 001-35975))

10.1.6†

Supply and Product Support Agreement, dated as of November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc. (incorporated by reference to Exhibit 10.1.6 to Form 10-K filed on March 11, 2021 (File No. 001-35975))

10.1.7†

Master Services Agreement, dated as of May 21, 2022, by and between Gogo Business Aviation LLC and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 26, 2022 (File No. 001-35975))

10.1.8†

Supply and Product Support Agreement, dated as of June 6, 2022, by and between Gogo Business Aviation LLC and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 14, 2022 (File No. 001-35975))

10.1.9†

Amended and Restated Supply and Product Support Agreement, dated as of March 31, 2023, by and between Gogo Business Aviation LLC and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1.1 to From 10-Q filed on May 3, 2023 (File No. 001-35975))

10.2.1#

Change in Control Severance Agreement, dated as of April 24, 2017, by and between Gogo Inc. and Barry Rowan (incorporated by reference to Exhibit 10.2.15 to Form 10-Q filed on May 4, 2017 (File No. 001-35975))

10.2.2#

Employment Agreement, dated March 4, 2018, between Gogo Inc., Gogo Business Aviation LLC, as assignee of Gogo LLC, and Oakleigh Thorne (incorporated by reference to Exhibit 10.2.12 to Form 10-Q filed on May 4, 2018 (File No. 001-35975))

10.2.3#

Form of Change in Control Severance Agreement, for named executive officers other than Oakleigh Thorne, Barry Rowan and Jessica Betjemann (incorporated by reference to Exhibit 10.2.10 to Form 10-K filed on March 13, 2020 (File No. 001-25975))

10.2.4#

Amendment No. 1 to the Form of Change in Control Severance Agreement for named executive officers other than Oakleigh Thorne and Barry Rowan (incorporated by reference to Exhibit 10.2.18 to Form 10-Q filed on May 4, 2018 (File No. 001-35975))

10.2.5#

Employment Agreement, dated as of January 1, 2008, between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC) and Marguerite Elias (incorporated by reference to Exhibit 10.2.20 to Form 10-Q filed on May 9, 2019 (File No. 001-35975))

10.2.6#

Amendment No. 1 to the Employment Agreement, between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC) and Marguerite Elias, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.2.21 to Form 10-Q filed on May 9, 2019 (File No. 001-35975))

10.2.7#	Director Compensation Policy, effective March 4, 2021 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on May 6, 2021 (File No. 001-35975))
10.2.8#

Amended and Restated Employment Agreement, dated as of February 10, 2020, between Gogo LLC and Karen Jackson (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 5, 2021 (File No. 001-35795))

10.2.9#

Employment Agreement, dated as of August 27, 2018, between Gogo Business Aviation LLC and Sergio Aguirre (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 5, 2021 (File No. 001-35795))

10.2.10#	Form of Director Deferred Share Unit Agreement for Gogo Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on August 5, 2021 (File No. 001-35795))
10.2.11#	Amendment to Non-Employee Director Options and Deferred Stock Units (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on August 5, 2021 (File No. 001-35795))
10.2.12#

Amendment No. 1, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC), and Oakleigh Thorne (incorporated by reference to Exhibit 10.2.1 to Form 10-Q filed on May 5, 2022 (File No. 001-35975))

10.2.13#

Amendment No. 1, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC and Sergio Aguirre (incorporated by reference to Exhibit 10.2.3 to Form 10-Q filed on May 5, 2022 (File No.

001-35975))

10.2.14#

Amendment No. 3, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC), and Marguerite Elias (incorporated by reference to Exhibit 10.2.4 to Form 10-Q filed on May 5, 2022 (File No. 001-35975))

10.2.15#

Amendment No. 1, dated March 25, 2022, to the Employment Agreement between Gogo Business Aviation LLC, as assignee of Gogo LLC (f/k/a Aircell LLC), and Karen Jackson (incorporated by reference to Exhibit 10.2.5 to Form 10-Q filed on May 5, 2022 (File No. 001-35975))

10.2.16#

Employment Agreement, effective as of March 11, 2023, by and between Gogo Business Aviation LLC and Jessica Betjemann (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 14, 2023 (File No. 001-35975))

10.2.17#

Change in Control Severance Agreement, effective as of March 11, 2023, by and between Gogo Inc. and Jessica Betjemann (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 14, 2023 (File No. 001-35975))

10.2.18#

Employment Agreement, effective as of November 2, 2022, by and between Gogo Business Aviation LLC and Crystal Gordon (incorporated by reference to Exhibit 10.2.21 to Form 10-K filed on February 28, 2023 (File No. 001-35975))

10.2.19#

Change in Control Severance Agreement, effective as of November 2, 2022, by and between Gogo Inc. and Crystal Gordon (incorporated by reference to Exhibit 10.2.22 to Form 10-K filed on February 28, 2023 (File No. 001-35975))

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
10.8.4#

Form of Director Stock Option Agreement for Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (effective April 29, 2020) (incorporated by reference to Exhibit 10.9.1 to Form 10-Q filed on August 10, 2020 (File No. 001-35975))

10.8.5#

Amendment to Non-Employee Director Stock Option Agreements for Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan granted before April 29, 2020 (effective April 29, 2020) (incorporated by reference to Exhibit 10.9.2 to Form 10-Q filed on August 10, 2020 (File No. 001-35975))

10.9.1

Credit Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.9.2

Guarantee Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.9.3

Collateral Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.9.4

First Amendment to Credit Agreement, dated as of February 2, 2023, among Gogo Inc., Gogo Intermediate Holdings LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.9.4 to Form 10-K filed on February 28, 2023 (File No. 001-35975))

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Furnished herewith.
**	Certain schedules and other similar attachments to such agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
#	Indicates management contract or compensatory plan or arrangement.
†	Certain provisions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gogo Inc. (the registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2024.

Gogo Inc.
By:	/s/ Oakleigh Thorne
Name:	Oakleigh Thorne
Title:	Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jessica G. Betjemann and Crystal L. Gordon, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Gogo Inc. and in the capacities indicated, on February 28, 2024.

Signature	Title

/s/ Oakleigh Thorne	Chief Executive Officer and Chair of the Board
Oakleigh Thorne	(Principal Executive Officer)

/s/ Jessica G. Betjemann	Executive Vice President and Chief Financial Officer
Jessica G. Betjemann	(Principal Financial Officer)

/s/ Leigh Goldfine	Vice President, Controller and Chief Accounting Officer
Leigh Goldfine	(Principal Accounting Officer)

/s/ Michael Abad-Santos	Director
Michael Abad-Santos

/s/ Mark Anderson	Director
Mark Anderson

/s/ Robert L. Crandall	Director
Robert L. Crandall

/s/ Hugh W. Jones	Lead Independent Director
Hugh W. Jones

/s/ Michele Coleman Mayes	Director
Michele Coleman Mayes

/s/ Christopher D. Payne	Director
Christopher D. Payne

/s/ Charles C. Townsend	Director
Charles C. Townsend

/s/ Harris N. Williams	Director
Harris N. Williams