Form 10-Q
period 2024-03-31
Gogo Inc.
filed 2024-05-07
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024

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

As of May 2, 2024, 127,104,716 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$152,820	$139,036
Accounts receivable, net of allowances of $1,855 and $2,091, respectively	49,405	48,233
Inventories	69,298	63,187
Prepaid expenses and other current assets	63,782	64,138
Total current assets	335,305	314,594
Non-current assets:
Property and equipment, net	96,042	98,129
Intangible assets, net	57,870	55,647
Operating lease right-of-use assets	69,804	70,552
Investment in convertible note	18,132	—
Other non-current assets, net of allowances of $614 and $591, respectively	25,577	25,979
Deferred income taxes	206,223	216,638
Total non-current assets	473,648	466,945
Total assets	$808,953	$781,539
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,823	$16,094
Accrued liabilities	47,643	47,649
Deferred revenue	2,150	1,003
Current portion of long-term debt	7,250	7,250
Total current liabilities	79,866	71,996
Non-current liabilities:
Long-term debt	586,274	587,501
Non-current operating lease liabilities	71,784	73,047
Other non-current liabilities	8,590	8,270
Total non-current liabilities	666,648	668,818
Total liabilities	746,514	740,814
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 138,253,311 and 137,632,284 shares issued at March 31, 2024 and December 31, 2023, respectively; and 128,227,127 and 128,462,343 shares outstanding at March 31, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	1,404,217	1,402,003
Accumulated other comprehensive income	14,966	15,796
Treasury stock, at cost	(173,357)	(163,197)
Accumulated deficit	(1,183,401)	(1,213,891)
Total stockholders’ equity	62,439	40,725
Total liabilities and stockholders’ equity	$808,953	$781,539

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenue:
Service revenue	$81,673	$78,499
Equipment revenue	22,649	20,098
Total revenue	104,322	98,597
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	17,871	16,797
Cost of equipment revenue (exclusive of amounts shown below)	15,786	18,126
Engineering, design and development	9,216	7,879
Sales and marketing	8,283	6,877
General and administrative	14,651	14,199
Depreciation and amortization	3,841	2,791
Total operating expenses	69,648	66,669
Operating income	34,674	31,928
Other expense (income):
Interest income	(2,048)	(1,916)
Interest expense	8,410	8,976
Other (income) expense, net	(13,099)	31
Total other (income) expense	(6,737)	7,091
Income before income taxes	41,411	24,837
Income tax provision	10,921	4,388
Net income	$30,490	$20,449

Net income attributable to common stock per share:
Basic	$0.24	$0.16
Diluted	$0.23	$0.15
Weighted average number of shares:
Basic	129,272	129,136
Diluted	132,441	133,602

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net income	$30,490	$20,449
Other comprehensive income (loss), net of tax
Currency translation adjustments	(155)	75
Cash flow hedges:
Amount recognized in other comprehensive income	3,553	(2,439)
Less: income realized and reclassified to earnings	4,228	4,721
Changes in fair value of cash flow hedges	(675)	(7,160)
Other comprehensive loss, net of tax	(830)	(7,085)
Comprehensive income	$29,660	$13,364

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$30,490	$20,449
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,841	2,791
Loss on asset disposals, abandonments and write-downs	15	107
Provision for expected credit losses	(132)	93
Deferred income taxes	10,641	4,273
Stock-based compensation expense	4,840	5,041
Amortization of deferred financing costs and interest rate caps	1,375	764
Accretion of debt discount	100	108
Change in fair value of convertible note investment	(13,132)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,017)	7,405
Inventories	(6,111)	(5,003)
Prepaid expenses and other current assets	(5,904)	(8,632)
Contract assets	6	557
Accounts payable	4,809	1,191
Accrued liabilities	(1,442)	(9,620)
Deferred revenue	1,146	(1,054)
Accrued interest	(2)	130
Other non-current assets and liabilities	134	(86)
Net cash provided by operating activities	29,657	18,514
Investing activities:
Purchases of property and equipment	(1,451)	(3,112)
Acquisition of intangible assets—capitalized software	(2,720)	(1,484)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	28	—
Proceeds from interest rate caps	6,539	6,087
Redemptions of short-term investments	—	24,796
Purchases of short-term investments	—	(24,728)
Purchase of convertible note investment	(5,000)	—
Net cash (used in) provided by investing activities	(2,604)	1,559
Financing activities:
Payments on term loan	(1,813)	(1,813)
Repurchases of common stock	(10,137)	—
Payments on financing leases	(3)	(57)
Stock-based compensation activity	(1,343)	(5,575)
Net cash used in financing activities	(13,296)	(7,445)
Effect of exchange rate changes on cash	27	88
Increase in cash, cash equivalents and restricted cash	13,784	12,716
Cash, cash equivalents and restricted cash at beginning of period	139,366	150,880
Cash, cash equivalents and restricted cash at end of period	$153,150	$163,596
Cash, cash equivalents and restricted cash at end of period	$153,150	$163,596
Less: non-current restricted cash	330	330
Cash and cash equivalents at end of period	$152,820	$163,266
Supplemental cash flow information:
Cash paid for interest	$14,207	$15,014
Cash paid for taxes	11	12
Non-cash investing activities:
Purchases of property and equipment in current liabilities	$6,520	$9,973

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	For the Three Months Ended March 31, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2024	128,462,343	$14	$1,402,003	$15,796	$(1,213,891)	9,169,941	$(163,197)	$40,725
Net income	—	—	—	—	30,490	—	—	30,490
Currency translation adjustments, net of tax	—	—	—	(155)	—	—	—	(155)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(675)	—	—	—	(675)
Stock-based compensation expense	—	—	4,840	—	—	—	—	4,840
Issuance of common stock upon exercise of stock options	31,136	—	80	—	—	—	—	80
Issuance of common stock upon vesting of restricted stock units	872,329	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(2,706)	—	—	—	—	(2,706)
Repurchase of common stock	(1,138,681)	—	—	—	—	1,138,681	(10,160)	(10,160)
Balance at March 31, 2024	128,227,127	$14	$1,404,217	$14,966	$(1,183,401)	10,308,622	$(173,357)	$62,439

	For the Three Months Ended March 31, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2023	127,840,813	$14	$1,385,933	$30,128	$(1,359,569)	8,690,549	$(158,375)	$(101,869)
Net income	—	—	—	—	20,449	—	—	20,449
Currency translation adjustments, net of tax	—	—	—	75	—	—	—	75
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(7,160)	—	—	—	(7,160)
Stock-based compensation expense	—	—	5,041	—	—	—	—	5,041
Issuance of common stock upon exercise of stock options	68,520	—	179	—	—	—	—	179
Issuance of common stock upon vesting of restricted stock units	664,020	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(5,037)	—	—	—	—	(5,037)
Issuance of common stock in connection with employee stock purchase plan	12,582	—	179	—	—	—	—	179
Balance at March 31, 2023	128,585,935	$14	$1,386,295	$23,043	$(1,339,120)	8,690,549	$(158,375)	$(88,143)

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation

The Business – Gogo Inc. (“Gogo,” the “Company,” “we,” “us,” or “our”) is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We are currently developing our fourth ATG network – Gogo 5G – that we expect to commercially launch a few months later than the previously stated fourth quarter 2024 launch date, and we are working with our vendors to finalize the schedule. Simultaneous with the development of Gogo 5G, we are actively working with a subset of AVANCE customers and customers utilizing our legacy Gogo Biz ATG airborne system operating on our ground 3G and 4G networks to upgrade to an AVANCE system compatible with a new LTE network. We anticipate this subset of customers will see improved performance because of this network transition, which is expected to occur in early 2026. The cost for the transition to the new LTE network is partially being reimbursed through our participation in the Federal Communications Commission (“FCC”) Secure and Trusted Communications Networks Reimbursement Program (the “FCC Reimbursement Program”).

We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. In May 2022, in order to further serve our existing customers and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service designed for business aviation (“Gogo Galileo”). The service will use an electronically steered antenna, specifically designed to address a broad range of business aviation aircraft, operating on a low earth orbit (“LEO”) satellite network and is targeted for commercial launch in the fourth quarter of 2024. We believe that Gogo Galileo, in combination with, or as an alternative to, our ATG systems will allow us to increase our penetration of the North American heavy jet market and provide an upgrade path for our existing ATG customer base. In addition, we believe that Gogo Galileo will allow us to penetrate the business aviation market outside of North America, where only approximately 6% of business aviation aircraft are installed with in-flight connectivity systems.

Basis of Presentation – The accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “2023 10-K”). These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

We had one class of common stock outstanding as of March 31, 2024 and December 31, 2023.

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

As a result of our determination to participate in the FCC Reimbursement Program, we reassessed and shortened the estimated useful lives of affected network equipment to be consistent with our estimated date to complete the program. This change in accounting estimate was effective beginning the second quarter of 2023 and resulted in increased depreciation expense of $1.2 million for the three-month period ended March 31, 2024. Net income per basic share was unchanged, while net income per diluted share decreased by $0.01 for the three-month period ended March 31, 2024.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or expected to have minimal impact on our consolidated financial statements and related notes.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures, most notably in the tax rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis, with retrospective application permitted. We are currently evaluating the impact that this guidance will have upon our consolidated financial statements and related notes.

2.
Earnings Per Share

Basic and diluted earnings per share have been calculated using the weighted average number of common shares outstanding for the period. Diluted earnings per share was computed using the treasury stock method for stock-based compensation.

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units and restricted stock units when the computation is anti-dilutive. For the three-month periods ended March 31, 2024 and 2023, the weighted average number of shares excluded from the computation was 2.8 million and 0.6 million, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
Basic	2024	2023
Net income	$30,490	$20,449
Weighted average shares outstanding	129,272	129,136
Earnings per share - basic	0.24	0.16

	For the Three Months Ended March 31,
Diluted	2024	2023
Net income	$30,490	$20,449
Average shares
Weighted average shares outstanding	129,272	129,136
Effect of dilutive securities - stock-based compensation	3,169	4,466
Total weighted average diluted shares outstanding	132,441	133,602
Earnings per share - diluted	$0.23	$0.15

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

3.
Revenue Recognition

Remaining performance obligations

As of March 31, 2024, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $292 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $276 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. Our contracts vary in length and generally have terms of two to ten years. We expect to recognize approximately 20% of our connectivity and entertainment service RPO within the next year, approximately 45% in one to five years and the remaining 35% in five to ten years. The remaining $16 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next three years as equipment is shipped.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Service revenue
Connectivity	$80,358	$77,246
Entertainment and other	1,315	1,253
Total service revenue	$81,673	$78,499
Equipment revenue
ATG	$19,347	$15,556
Narrowband satellite	1,694	2,651
Other	1,608	1,891
Total equipment revenue	$22,649	$20,098
Customer type
Aircraft owner/operator/service provider	$81,673	$78,499
OEM and aftermarket dealer	22,649	20,098
Total revenue	$104,322	$98,597

Contract balances

Our current and non-current contract asset balances totaled $16.5 million and $16.6 million as of March 31, 2024 and December 31, 2023, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings and recoverable contract costs primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $2.2 million and $1.0 million as of March 31, 2024 and December 31, 2023, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products.

4.
Government Assistance

FCC Reimbursement Program

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to a shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount is currently allocated to the Company under the program. If Congress appropriates additional funds for this purpose, the allocations of the Company and other approved applicants will be increased pro rata. Program participants are subject to a number of conditions and requirements under the FCC’s rules including a requirement that they submit their first reimbursement request by July 17, 2023 and certify that they have developed a plan to permanently remove, replace and dispose of covered equipment or services within one year following the first reimbursement request. The rules permit

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

participants to petition the FCC for one or more six-month extensions of the completion deadline. The Company, with the assistance of an advisor engaged to help administer the program, submitted and received its first reimbursement claim in July 2023. The Company’s original one year term to complete the program is set for July 21, 2024, however, based on discussions with our vendors supporting the program regarding lead times for network equipment, we plan to petition the FCC for multiple extensions, as outlined in our application for the FCC Reimbursement Program. On March 29, 2024 the Company was granted its first six-month extension by the FCC extending the program completion deadline to January 21, 2025.

As of March 31, 2024 and December 31, 2023, we have recorded a $15.2 million and $18.3 million receivable from the FCC, respectively, which is included in Prepaid expenses and other current assets in our Unaudited Condensed Consolidated Balance Sheets.

The following are the deductions to the carrying value of asset balances in our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Assets:
Inventories	$(6,240)	$(4,970)
Prepaids expenses and other current assets	(2,042)	(1,542)
Property and equipment, net	(3,690)	(2,094)
Intangible assets, net	(651)	(58)
Other non-current assets	(7,105)	(5,542)

No amounts were recorded to Net income during the three-month period ended March 31, 2023. The following are the increases to Net income in our Unaudited Condensed Consolidated Statements of Operations for the three-month period ended March 31, 2024 (in thousands):

For the Three Months Ended March 31,
2024
Revenue:
Service revenue	$687
Operating expenses:
Cost of service revenue	112
Cost of equipment revenue	2,284
General and administrative	181

5.
Composition of Certain Balance Sheet Accounts

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Work-in-process component parts	$34,687	$34,692
Finished goods	34,611	28,495
Total inventory(1)	$69,298	$63,187

(1) See Note 4, “Government Assistance,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Interest rate caps and receivable	$21,469	$23,227
FCC reimbursement receivable(1)	15,197	18,274
Contract assets(1)	6,694	6,939
Prepaid inventories	2,543	2,606
Other	17,879	13,092
Total prepaid expenses and other current assets	$63,782	$64,138

(1) See Note 4, “Government Assistance,” for additional information.

Property and equipment as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Office equipment, furniture, fixtures and other	$19,788	$19,153
Leasehold improvements	16,187	16,132
Network equipment(1)	184,705	184,176
	220,680	219,461
Accumulated depreciation	(124,638)	(121,332)
Total property and equipment, net	$96,042	$98,129

(1) See Note 4, “Government Assistance,” for additional information.

Other non-current assets as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Interest rate caps	$10,239	$10,295
Contract assets, net of allowances of $614 and $591, respectively(1)	9,840	9,625
Revolving credit facility deferred financing costs	903	1,011
Other	4,595	5,048
Total other non-current assets	$25,577	$25,979

(1) See Note 4, “Government Assistance,” for additional information.

Accrued liabilities as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Operating leases	$10,679	$10,284
Employee compensation and benefits	7,377	10,386
Customer credit reserve	6,847	6,027
Network equipment	4,613	4,533
Warranty reserve	3,470	3,420
Gogo Galileo development costs	4,323	2,432
Taxes	2,662	2,170
Accrued interest	467	469
Other	7,205	7,928
Total accrued liabilities	$47,643	$47,649

6.
Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $9.2 million and $7.9 million, respectively, during the three-month periods ended March 31, 2024 and 2023. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

7.
Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets. Intangible assets with indefinite lives are not amortized; rather, they are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment test of our indefinite-lived intangible assets during the fourth quarter of each fiscal year, and the results from the test performed in the fourth quarter of 2023 indicated no impairment. We also reevaluate the useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

As of both March 31, 2024 and December 31, 2023, our goodwill balance was $0.6 million.

Our intangible assets, other than goodwill, as of March 31, 2024 and December 31, 2023 were as follows (in thousands, except for weighted average remaining useful life):

		As of March 31, 2024			As of December 31, 2023
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	7.3	$70,503	$(46,097)	$24,406	$68,155	$(45,910)	$22,245
Other intangible assets	8.0	561	—	561	499	—	499
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—
Total amortized intangible assets		85,869	(60,902)	24,967	83,459	(60,715)	22,744
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283
Total intangible assets		$118,152	$(60,902)	$57,250	$115,742	$(60,715)	$55,027

Amortization expense was $0.2 million and $0.6 million, respectively, for the three-month periods ended March 31, 2024 and 2023.

Amortization expense for the remainder of 2024, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2024 (period from April 1 to December 31)	$835
2025	$3,523
2026	$3,540
2027	$3,367
2028	$3,174
Thereafter	$10,528

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

8.
Long-Term Debt and Other Liabilities

Long-term debt as of March 31, 2024 and December 31, 2023 was as follows (in thousands):

	March 31,	December 31,
	2024	2023
Term Loan Facility	$603,085	$604,797
Less: deferred financing costs	(9,561)	(10,046)
Less: current portion of long-term debt	(7,250)	(7,250)
Total long-term debt	$586,274	$587,501

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

The Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) (subject to a floor of 0.75%) plus an applicable margin of 3.75% and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin of 2.75%.

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of March 31, 2024, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

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

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 and December 31, 2023, the outstanding principal amount of the Term Loan Facility was $605.1 million and $606.9 million, respectively, the unaccreted debt discount was $2.0 million and $2.1 million, respectively, and the net carrying amount was $603.1 million and $604.8 million, respectively.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Facilities. Total amortization expense was $0.6 million for both the three-month periods ended March 31, 2024 and 2023 and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the balance of unamortized deferred financing costs related to the Facilities was $10.5 million and $11.1 million, respectively.

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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three-month periods ended March 31, 2024 and 2023. We estimate that approximately $2.6 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statements of Cash Flows as investing activities.

For the three-month period ended March 31, 2024, we recorded a decrease in fair value on the interest rate caps of $1.5 million, net of tax of $0.2 million, and for the three-month period ended March 31, 2023, we recorded a decrease in fair value on the interest rate caps of $7.3 million, net of tax of $2.3 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		March 31,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2024	2023
Current portion of interest rate caps	Prepaid expenses and other current assets	$17,178	$18,801
Non-current portion of interest rate caps	Other non-current assets	$10,239	$10,295

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

The following is a summary of our interest costs for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Interest costs charged to expense	$13,340	$14,497
Amortization of deferred financing costs	594	630
Amortization of the purchase price of interest rate caps	781	134
Interest rate cap benefit	(6,405)	(6,393)
Accretion of debt discount	100	108
Interest expense	8,410	8,976
Interest costs capitalized to property and equipment	612	497
Interest costs capitalized to software	257	157
Total interest costs	$9,279	$9,630

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

Investment in Convertible Note:

On February 26, 2024, Gogo invested $5 million in a convertible note offering (“Investment in Convertible Note”). The Investment in Convertible Note accrues interest at 5% per annum, payable upon maturity of the note or upon conversion, and matures two years after the date of issuance. We have elected to measure our Investment in Convertible Note using the fair value option and record changes in fair value, including accrued interest, in Other (income) expense, net on the Unaudited Condensed Consolidated Statements of Operations. The Company elected the fair value option for the Investment in Convertible Note to eliminate complexities of applying certain accounting models.

The fair value of the Investment in Convertible Note is measured using Level 3 (unobservable) inputs. The Company, with the assistance of a third-party valuation specialist, determined the fair value using a binomial lattice model. The significant assumptions used in the model include the yield, equity volatility, outstanding principal, remaining term, stated interest rate, risk-free interest rate

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

and the current publicly available stock price. The yield is estimated using similar security yields for companies with similar credit ratings. Equity volatility is estimated based on observed equity volatility for similar companies. The outstanding principal, remaining term and stated interest rate are all determined based on contractually defined terms and the risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the remaining time to maturity. Subsequent to March 31, 2024, the Company observed a significant decrease in the publicly available stock price of the issuer. Should the decrease be sustained, the fair value of the Investment in Convertible Note could be materially and negatively impacted.

The reconciliation of beginning and ending balances of the Investment in Convertible Note as of March 31, 2024 were as follows (in thousands):

For the Three Months Ended March 31,
2024
Balance at beginning of period	$—
Investment	5,000
Change in fair value	13,132
Balance at end of period	$18,132

Long-Term Debt:

As of March 31, 2024 and December 31, 2023, our only financial asset and liability disclosed but not measured at fair value is the Term Loan Facility, which is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurement is classified as Level 2 within the fair value hierarchy since it is based on quoted market prices of our instrument in markets that are not active. We estimated the fair value of the Term Loan Facility by calculating the upfront cash payment a market participant would require to assume this obligation. The upfront cash payment used in the calculation of fair value on our March 31, 2024 Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, is the amount that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility.

The fair value and carrying value of long-term debt as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024			December 31, 2023
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Term Loan Facility	$605,000	$603,085	(2)	$610,000	$604,797	(2)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $2.0 million and $2.1 million as of March 31, 2024 and December 31, 2023, respectively. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.
12.
Stock-Based Compensation and 401(k) Plan

Stock-Based Compensation — As of March 31, 2024, we maintained the Second Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Plan”). The 2016 Omnibus Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, Restricted Stock Units (“RSUs”), deferred share units and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors. See Note 12, “Stock-Based Compensation and 401(k) Plan,” in our 2023 10-K for further information regarding these plans. The majority of our equity grants are awarded on an annual basis.

For the three-month period ended March 31, 2024, no options to purchase shares of common stock were granted, options to purchase 31,136 shares of common stock were exercised, no options to purchase shares of common stock were forfeited and 13,053 options to purchase shares of common stock expired.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

For the three-month period ended March 31, 2024, 30,908 RSUs were granted, 1,017,609 RSUs vested and 13,436 RSUs were forfeited. The fair value of the RSUs granted during the three-month period ended March 31, 2024 was approximately $0.3 million, which will generally be recognized over a period of four years.

For the three-month period ended March 31, 2024, 49,256 deferred stock units were granted, none vested and 169,683 were settled. The fair value of the deferred stock units granted during the three-month period ended March 31, 2024 was approximately $0.4 million, which will generally be recognized over a period of one year.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Cost of service revenue	$473	$343
Cost of equipment revenue	379	287
Engineering, design and development	982	754
Sales and marketing	997	738
General and administrative	2,009	2,919
Total stock-based compensation expense	$4,840	$5,041

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.6 million and $0.5 million, respectively, during the three-month periods ended March 31, 2024 and 2023.

13.
Income Tax

The effective income tax rates for the three-month periods ended March 31, 2024 and 2023 were 26.4% and 17.7%, respectively. For the three-month period ended March 31, 2024, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes, nondeductible officer’s compensation, and stock-based compensation, partially offset by tax benefits related to domestic research and development tax credits. For the three-month period ended March 31, 2023, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a partial release of the valuation allowance on certain of our deferred income tax assets, tax benefits related to domestic research and development tax credits and stock-based compensation, partially offset by state income taxes.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of all available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. The remaining valuation allowance is still required for deferred tax assets related to certain state credits, foreign net operating losses and capital loss carryforwards as it is more likely than not as of March 31, 2024 that these deferred tax assets will not be realized.

We are subject to taxation and file income tax returns in the United States federal jurisdiction and many states and Canada. With few exceptions, as of March 31, 2024 we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2020.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three-month periods ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, we did not have a liability recorded for interest or potential penalties.

14.
Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. Lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements primarily related to cell sites and office space. Certain cell site and office space leases have renewal option terms that have been deemed reasonably certain to be exercised. These renewal options extend a lease by up to 15 years. We recognize operating lease expense on a straight-line basis over the lease term. As of March 31, 2024, there were no significant leases which had not commenced.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost	$4,088	$3,938
Financing lease cost:
Amortization of leased assets	14	39
Interest on lease liabilities	4	5
Total lease cost	$4,106	$3,982

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Three Months Ended March 31,
	2024	2023
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$4,195	$3,969
Operating cash flows used in financing leases	$4	$5
Financing cash flows used in financing leases	$3	$57
Non-cash items:
Operating leases obtained	$2,122	$718
Financing leases obtained	$170	$—
Weighted average remaining lease term
Operating leases	7 years	8 years
Financing leases	3 years	1 year
Weighted average discount rate
Operating leases	6.8%	6.7%
Financing leases	9.0%	16.6%

Annual future minimum lease payments as of March 31, 2024 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2024 (period from April 1 to December 31)	$11,646	$58
2025	16,505	62
2026	16,069	60
2027	14,513	15
2028	12,869	—
Thereafter	31,135	—
Total future minimum lease payments	102,737	195
Less: Amount representing interest	(20,274)	(22)
Present value of net minimum lease payments	$82,463	$173
Reported as of March 31, 2024
Accrued liabilities	$10,679	$62
Non-current operating lease liabilities	71,784	—
Other non-current liabilities	—	111
Total lease liabilities	$82,463	$173

15.
Commitments and Contingencies

Contractual Commitments – We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components, or as development services are provided.

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware (the “Court”) alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

additional patents recently issued to the plaintiff. The suit seeks an unspecified amount of compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. Under a schedule agreed upon by the parties, fact discovery and claim construction proceedings will be substantially completed by early-to-mid 2024, and expert discovery by mid 2024, with dispositive motions to follow. A trial date has been scheduled for April 14, 2025. Also on February 28, 2022, the plaintiff filed a motion (the “PI Motion”) requesting that the Court preliminarily enjoin the Company from making, using, offering to sell or selling the Gogo 5G system. On September 26, 2022, the Court issued an order denying the PI Motion. The plaintiff has appealed the denial to the U.S. Court of Appeals for the Federal Circuit. On January 31, 2024, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Court to deny the PI Motion. We intend to continue to vigorously defend our position in the infringement suit and defend against any further appeal of the PI Motion decision. The outcomes of the appeal and the underlying litigation are inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

On March 5, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC filed counterclaims in the same suit, alleging that SmartSky’s ATG network, Flagship equipment, and LITE ATG equipment infringe three patents owned by Gogo. Gogo’s counterclaim suit seeks an unspecified amount of compensatory damages as well as reimbursement of Gogo's costs and attorneys' fees. On April 10, 2024, the Court held that Gogo's counterclaims would proceed under a separate schedule and would be tried separately from SmartSky's claims. At this time, no schedule has been adopted for Gogo's counterclaims.

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

16.
Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2024	$(934)	$16,730	$15,796
Other comprehensive income (loss) before reclassifications	(155)	3,553	3,398
Less: income realized and reclassified to earnings	—	4,228	4,228
Net current period comprehensive income (loss)	(155)	(675)	(830)
Balance at March 31, 2024	$(1,089)	$16,055	$14,966

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2023	$(1,225)	$31,353	$30,128
Other comprehensive income (loss) before reclassifications	75	(2,439)	(2,364)
Less: income realized and reclassified to earnings	—	4,721	4,721
Net current period comprehensive income (loss)	75	(7,160)	(7,085)
Balance at March 31, 2023	$(1,150)	$24,193	$23,043

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

•
fluctuations in our operating results;
•
our ability to fully utilize portions of our deferred income tax assets; and
•
other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “2023 10-K”) and in Item 1A of this Quarterly Report on Form 10-Q.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2023 10-K and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to “years” or “fiscal” are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We are currently developing our fourth ATG network – Gogo 5G – that we expect to commercially launch a few months later than the previously stated fourth quarter 2024 launch date, and we are working with our vendors to finalize the schedule. Simultaneous with the development of Gogo 5G, we are actively working with a subset of AVANCE customers and customers utilizing our legacy Gogo Biz ATG airborne system operating on our ground 3G and 4G networks to upgrade to an AVANCE system compatible with a new LTE network. We anticipate this subset of customers will see improved performance because of this network transition, which is expected to occur in early 2026. The cost for the transition to the new LTE network is partially being reimbursed through our participation in the FCC Reimbursement Program.

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

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the business aviation industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•
costs associated with the implementation of, and our ability to implement on a timely basis, our technology roadmap, including upgrades to and installation of the ATG technologies we currently offer, Gogo 5G, Gogo Galileo, LTE and any other next generation or other new technology;
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

	For the Three Months Ended March 31,
	2024	2023
Aircraft online (at period end)
ATG AVANCE	4,110	3,447
Gogo Biz	3,026	3,599
Total ATG	7,136	7,046
Narrowband satellite	4,285	4,458
Average monthly connectivity service revenue per aircraft online
ATG	$3,458	$3,389
Narrowband satellite	292	304
Units sold
ATG	258	223
Narrowband satellite	41	49
Average equipment revenue per unit sold (in thousands)
ATG	$75	$70
Narrowband satellite	41	54

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

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of Unaudited Condensed Consolidated Statements of Operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in our 2023 10-K.

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

There have been no material changes to our critical accounting estimates described in the MD&A in our 2023 10-K.

Recent Accounting Pronouncements

See Note 1, “Basis of Presentation,” to our Unaudited Condensed Consolidated Financials Statements for additional information.

Results of Operations

The following table sets forth, for the periods presented, certain data from our Unaudited Condensed Consolidated Statements of Operations. The information contained in the table below should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes.

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Revenue:
Service revenue	$81,673	$78,499
Equipment revenue	22,649	20,098
Total revenue	104,322	98,597
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	17,871	16,797
Cost of equipment revenue (exclusive of amounts shown below)	15,786	18,126
Engineering, design and development	9,216	7,879
Sales and marketing	8,283	6,877
General and administrative	14,651	14,199
Depreciation and amortization	3,841	2,791
Total operating expenses	69,648	66,669
Operating income	34,674	31,928
Other expense (income):
Interest income	(2,048)	(1,916)
Interest expense	8,410	8,976
Other (income) expense, net	(13,099)	31
Total other (income) expense	(6,737)	7,091
Income before income taxes	41,411	24,837
Income tax provision	10,921	4,388
Net income	$30,490	$20,449

Three Months Ended March 31, 2024 and 2023

Revenue:

Revenue and percent change for the three-month periods ended March 31, 2024 and 2023 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2024	2023	2024 over 2023
Service revenue	$81,673	$78,499	4.0%
Equipment revenue	22,649	20,098	12.7%
Total revenue	$104,322	$98,597	5.8%

Total revenue increased to $104.3 million for the three-month period ended March 31, 2024 as compared with $98.6 million for the prior-year period, due to an increase in service revenue and equipment revenue.

Service revenue increased to $81.7 million for the three-month period ended March 31, 2024, as compared with $78.5 million for the prior-year period, due to increases in ATG aircraft online.

Equipment revenue increased to $22.6 million for the three-month period ended March 31, 2024, as compared with $20.1 million for the prior-year period, due to an increase in the number of ATG units sold, with 258 units sold during the three-month period ended March 31, 2024 as compared with 223 units sold during the prior-year period.

We expect service revenue to increase in the future as additional aircraft come online, including the expected impact of the launch of Gogo 5G and Gogo Galileo. We expect equipment revenue to increase in the future driven by additional sales of ATG units including Gogo 5G, and Gogo Galileo units.

Cost of Revenue:

Cost of revenue and percent change for the three-month periods ended March 31, 2024 and 2023 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2024	2023	2024 over 2023
Cost of service revenue	$17,871	$16,797	6.4%
Cost of equipment revenue	$15,786	$18,126	(12.9)%

Cost of service revenue increased 6% to $17.9 million for the three-month period ended March 31, 2024, as compared with $16.8 million for the prior-year period due to an increase in ATG network costs .

We expect cost of service revenue to increase over time, due to service revenue growth and increasing network costs, including those for Gogo 5G, Gogo Galileo, and increased data center costs.

Cost of equipment revenue decreased 13% to $15.8 million for the three-month period ended March 31, 2024 as compared with $18.1 million for the prior-year period due to non-reimbursable costs related to the FCC Reimbursement Program in the prior year.

We expect that our cost of equipment revenue will increase with growth in ATG units sold, including Gogo 5G, and Gogo Galileo units, following the launch of those products. Additionally, we expect to incur additional costs associated with the FCC Reimbursement Program which we expect to be partially offset by the reimbursements from the FCC.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 17% to $9.2 million for the three-month period ended March 31, 2024, as compared with $7.9 million for the prior-year period due to Gogo Galileo development costs.

We expect engineering, design and development expenses as a percentage of service revenue to increase in 2024, driven by Gogo Galileo development costs and Gogo 5G program spend, and decrease thereafter as the programs are completed and the level of investment decreases and revenue increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased 20% to $8.3 million for the three-month period ended March 31, 2024, as compared with $6.9 million for the prior-year period due to personnel costs.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively flat in the future.

General and Administrative Expenses:

General and administrative expenses increased 3% to $14.7 million for the three-month period ended March 31, 2024, as compared with $14.2 million for the prior-year period.

We expect general and administrative expenses as a percentage of service revenue to decrease over time.

Depreciation and Amortization:

Depreciation and amortization expense increased 38% to $3.8 million for three-month period ended March 31, 2024, as compared with $2.8 million for the prior-year period, due to accelerated depreciation expense for certain network equipment related to the FCC Reimbursement Program. See Note 1, “Basis of Presentation,” to our Unaudited Condensed Consolidated Financial Statements for additional information on the accelerated depreciation expense.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other (Income) Expense:

Other expense (income) and percent change for the three-month periods ended March 31, 2024 and 2023 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2024	2023	2024 over 2023
Interest income	$(2,048)	$(1,916)	6.9%
Interest expense	8,410	8,976	(6.3)%
Other (income) expense, net	(13,099)	31	nm
Total	$(6,737)	$7,091	(195.0)%
Percentage changes that are considered not meaningful are denoted with nm.

Total other (income) expense changed to $6.7 million of income for the three-month period ended March 31, 2024 as compared with $7.1 million of expense for the prior-year period, due to an unrealized holding gain on the Investment in Convertible Note.

We expect our interest expense to fluctuate in the future based on changes in the variable rates associated with the Facilities, partially offset by the impact of the interest rate caps. We expect these fluctuations to be impacted by the decrease in the hedge benefit as our hedge notional amount decreases and the strike rate increases. See Note 8, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements for additional information. Subsequent to March 31, 2024, the Company observed a significant decrease in the publicly available stock price related to the Investment in Convertible Note. Should the decrease be sustained, the fair value of the Investment in Convertible Note could be materially and negatively impacted.

Income Taxes:

The effective income tax rate for the three-month period ended March 31, 2024 was 26.4%, as compared to 17.7% for the prior-year period. For the three-month period ended March 31, 2024, our income tax provision was $10.9 million due to pre-tax income. For the three-month period ended March 31, 2023, our income tax provision was $4.4 million, due to pre-tax income. See Note 13, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense and (ii) change in fair value of Investment in Convertible Note. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude from Adjusted EBITDA the changes in fair value of Investment in Convertible Note because this activity is not related to our operating performance.

We also present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides investors, securities analysts and other users of our consolidated financial statements with important supplemental information with which to evaluate our performance and to enable them to assess our performance on the same basis as management.

Free Cash Flow represents net cash provided by operating activities, plus the proceeds received from the FCC Reimbursement Program and the interest rate caps, less purchases of property and equipment and the acquisition of intangible assets. We believe that Free Cash Flow provides meaningful information regarding our liquidity. Management believes that Free Cash Flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations and provides them with the same measures that management uses as the basis of making capital allocation decisions.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2024	2023
Adjusted EBITDA:
Net income attributable to common stock (GAAP)	$30,490	$20,449
Interest expense	8,410	8,976
Interest income	(2,048)	(1,916)
Income tax provision	10,921	4,388
Depreciation and amortization	3,841	2,791
EBITDA	51,614	34,688
Stock-based compensation expense	4,840	5,041
Change in fair value of convertible note investment	(13,132)	—
Adjusted EBITDA	$43,322	$39,729

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$29,657	$18,514
Consolidated capital expenditures	(4,171)	(4,596)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	28	—
Proceeds from interest rate caps	6,539	6,087
Free cash flow	$32,053	$20,005

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
·
Adjusted EBITDA does not reflect unrealized holding gains or losses on investments in convertible notes;
·
Free Cash Flow does not represent the total increase or decrease in our cash balance for the period; and
·
since other companies in our or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$29,657	$18,514
Net cash (used in) provided by investing activities	(2,604)	1,559
Net cash used in financing activities	(13,296)	(7,445)
Effect of foreign exchange rate changes on cash	27	88
Net increase in cash, cash equivalents and restricted cash	13,784	12,716
Cash, cash equivalents and restricted cash at the beginning of period	139,366	150,880
Cash, cash equivalents and restricted cash at the end of period	$153,150	$163,596
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$153,150	$163,596
Less: non-current restricted cash	330	330
Cash and cash equivalents at the end of the period	$152,820	$163,266

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

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Securities Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. During the three-month period ended March 31, 2024, we repurchased an aggregate 1.1 million shares of our common stock for $10.1 million.

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of March 31, 2024, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay the other fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of March 31, 2024 and December 31, 2023.

For additional information on the 2021 Credit Agreement, see Note 8, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements.

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committees of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the first reduction of $125.0 million having occurred on July 31, 2023. The aggregate notional amount of the interest rate caps as of March 31, 2024 is $525.0 million. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 9, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net income	$30,490	$20,449
Non-cash charges and credits	7,548	13,177
Changes in operating assets and liabilities	(8,381)	(15,112)
Net cash provided by operating activities	$29,657	$18,514

For the three-month period ended March 31, 2024, net cash provided by operating activities was $29.7 million as compared with $18.5 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $4.4 million improvement in net income and non-cash charges and credits, as noted above under “Results of Operations.”
•
A $6.7 million improvement in cash flows related to operating assets and liabilities resulting from:
o
An increase in cash flows due to the following:
▪
Changes in accrued liabilities due to the timing of payments related to personnel costs;
▪
Changes in accounts payable due to the timing of payments; and
▪
Changes in prepaid expenses and other current assets related to the FCC Reimbursement Program.
o
Partially offset by a decrease in cash flows due to changes in accounts receivable due to the timing of collections.

Cash flows (used in) provided by Investing Activities:

Cash used in investing activities was $2.6 million for the three-month period ended March 31, 2024, due to $4.2 million of capital expenditures noted below and a $5.0 million convertible note investment, partially offset by $6.5 million of proceeds from interest rate caps and an immaterial amount of proceeds received from the FCC Reimbursement Program associated with the reimbursement of capital expenditures.

Cash provided by investing activities was $1.6 million for the three-month period ended March 31, 2023, due to $6.1 million of proceeds from interest rate caps and $0.1 million of net proceeds from short-term investments, partially offset by $4.6 million of capital expenditures noted below.

Cash flows used in Financing Activities:

Cash used in financing activities for the three-month period ended March 31, 2024 was $13.3 million due to share repurchases, principal payments on the Term Loan Facility and stock-based compensation activities.

Cash used in financing activities for the three-month period ended March 31, 2023 was $7.4 million, due to stock-based compensation activities and principal payments on the Term Loan Facility.

Capital Expenditures

Our operations require capital expenditures associated with our ATG network, data centers and regulatory licenses. We capitalize software development costs related to network technology solutions. We also capitalize costs related to the build out of our office locations.

Capital expenditures for the three-month periods ended March 31, 2024 and 2023 were $4.2 million and $4.6 million, respectively.

We expect that our capital expenditures will increase in the near term due to Gogo 5G and the build out of the LTE network related to the FCC Reimbursement Program. This increase may be partially offset by reimbursements from the FCC. We expect that our capital expenditures will decrease starting in 2026 as these programs are completed.

Other

Contractual Commitments: We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components or as development services are provided. See Note 15, “Commitments and Contingencies,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. See Note 14, “Leases,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both March 31, 2024 and December 31, 2023 primarily included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of March 31, 2024, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of March 31, 2024 was $525.0 million. Based on our March 31, 2024 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $2.0 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 0.75% and the $175 million reduction in the notional amount and an increase of the strike rate to 1.25% that will occur on July 31, 2024. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $6.1 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three-month periods ended March 31, 2024 and 2023 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

(b)
Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to lawsuits arising out of the conduct of our business. See Note 15, “Commitments and Contingencies,” to our Unaudited Condensed Consolidated Financial Statements for a discussion of litigation matters.

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

“Item 1A. Risk Factors” of our 2023 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2023 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2023 10-K.

We are currently delayed in deploying Gogo 5G, and may be unsuccessful or further delayed in developing and deploying this or other next generation technologies.

We are currently developing a next generation ATG network using 5G technology, unlicensed spectrum, and licensed spectrum. Gogo 5G will be capable of working with different spectrum and supporting different next generation technologies. As previously disclosed, we are delayed in our commercial, nationwide launch of Gogo 5G due to a design error in a non-5G component of our chip, which was designed by a third-party subcontractor of our 5G solution provider. We currently expect the launch of Gogo 5G to occur a few months later than the previously stated fourth quarter of 2024, and are working with our vendors to finalize the schedule.

There can be no assurance that, during the current delay of our 5G launch, our customers will not seek alternative technologies of competitors. The launch of 5G may, depending on the impact of delays, launch closely in time or shortly after the launch of Gogo Galileo service, which could impede our marketing and sales efforts with respect to either offering, due to possible customer confusion among the offerings or lack of sufficient customer focus on either one during launch. Additionally, while we expect to launch Gogo 5G a few months later than the previously stated fourth quarter of 2024, we cannot assure you that the 5G launch or our launch of other next generation technologies will in fact occur in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market. The ongoing delay and any future delays could also decrease customer confidence, including from current or prospective customers, in our offerings, and negatively impact our financial position.

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

The following table summarizes our purchases of common stock during the three-month period ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
January 1-31, 2024	566,418	$9.18	566,418	$40,000
February 1-29, 2024	—	$—	—	$40,000
March 1-31, 2024	572,263	$8.63	572,263	$35,073

(1)Average price paid per share includes transaction costs associated with the repurchases.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibits

10.1

Amended and Restated Employment Agreement, dated March 27, 2024, between Gogo Inc. and Oakleigh Thorne (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2024 (File No. 001-35975))

10.2	Amendment No. 2, dated December 13, 2023, to the Employment Agreement between Gogo Business Aviation LLC and Karen Jackson

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 7, 2024
/s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

/s/ Jessica G. Betjemann
Jessica G. Betjemann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)