Form 10-Q
period 2024-06-30
Gogo Inc.
filed 2024-08-07
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024

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

As of August 2, 2024, 126,952,348 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$161,550	$139,036
Accounts receivable, net of allowances of $2,418 and $2,091, respectively	53,653	48,233
Inventories	69,058	63,187
Prepaid expenses and other current assets	60,676	64,138
Total current assets	344,937	314,594
Non-current assets:
Property and equipment, net	94,686	98,129
Intangible assets, net	61,052	55,647
Operating lease right-of-use assets	67,829	70,552
Investment in convertible note	3,438	—
Other non-current assets, net of allowances of $664 and $591, respectively	23,547	25,979
Deferred income taxes	207,188	216,638
Total non-current assets	457,740	466,945
Total assets	$802,677	$781,539
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,271	$16,094
Accrued liabilities	52,982	47,649
Deferred revenue	1,862	1,003
Current portion of long-term debt	7,250	7,250
Total current liabilities	87,365	71,996
Non-current liabilities:
Long-term debt	585,060	587,501
Non-current operating lease liabilities	69,471	73,047
Other non-current liabilities	8,770	8,270
Total non-current liabilities	663,301	668,818
Total liabilities	750,666	740,814
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 138,676,639 and 137,632,284 shares issued at June 30, 2024 and December 31, 2023, respectively; and 126,882,774 and 128,462,343 shares outstanding at June 30, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	1,409,060	1,402,003
Accumulated other comprehensive income	11,991	15,796
Treasury stock, at cost	(186,492)	(163,197)
Accumulated deficit	(1,182,562)	(1,213,891)
Total stockholders’ equity	52,011	40,725
Total liabilities and stockholders’ equity	$802,677	$781,539

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$81,929	$79,062	$163,602	$157,561
Equipment revenue	20,130	24,159	42,779	44,257
Total revenue	102,059	103,221	206,381	201,818
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	18,871	16,819	36,742	33,616
Cost of equipment revenue (exclusive of amounts shown below)	16,432	17,537	32,218	35,663
Engineering, design and development	10,304	9,226	19,520	17,105
Sales and marketing	9,036	7,856	17,319	14,733
General and administrative	21,848	13,199	36,499	27,398
Depreciation and amortization	3,887	4,539	7,728	7,330
Total operating expenses	80,378	69,176	150,026	135,845
Operating income	21,681	34,045	56,355	65,973
Other expense (income):
Interest income	(2,120)	(1,971)	(4,168)	(3,887)
Interest expense	8,113	7,806	16,523	16,782
Loss on extinguishment of debt	—	2,224	—	2,224
Other expense (income), net	14,717	(36)	1,618	(5)
Total other expense	20,710	8,023	13,973	15,114
Income before income taxes	971	26,022	42,382	50,859
Income tax provision (benefit)	132	(63,827)	11,053	(59,439)
Net income	$839	$89,849	$31,329	$110,298

Net income attributable to common stock per share:
Basic	$0.01	$0.69	$0.24	$0.85
Diluted	$0.01	$0.67	$0.24	$0.83
Weighted average number of shares:
Basic	128,295	129,814	128,792	129,467
Diluted	131,731	133,228	132,094	133,407

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$839	$89,849	$31,329	$110,298
Other comprehensive income (loss), net of tax
Currency translation adjustments	(102)	184	$(257)	$259
Cash flow hedges:
Amount recognized in other comprehensive income	1,526	7,327	5,079	4,888
Less: income realized and reclassified to earnings	4,399	5,402	8,627	10,123
Changes in fair value of cash flow hedges	(2,873)	1,925	(3,548)	(5,235)
Other comprehensive income (loss), net of tax	(2,975)	2,109	(3,805)	(4,976)
Comprehensive income (loss)	$(2,136)	$91,958	$27,524	$105,322

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$31,329	$110,298
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,728	7,330
Loss on asset disposals, abandonments and write-downs	84	235
Provision for expected credit losses	732	565
Deferred income taxes	10,604	(59,686)
Stock-based compensation expense	9,725	10,494
Amortization of deferred financing costs and interest rate caps	2,589	1,533
Accretion of debt discount	203	219
Loss on extinguishment of debt	—	2,224
Change in fair value of convertible note investment	1,562	—
Changes in operating assets and liabilities:
Accounts receivable	(6,078)	3,070
Inventories	(5,871)	(10,757)
Prepaid expenses and other current assets	(11,146)	(15,148)
Contract assets	783	(473)
Accounts payable	7,840	4,000
Accrued liabilities	3,929	(7,185)
Deferred revenue	864	(1,534)
Accrued interest	(3)	(9,728)
Other non-current assets and liabilities	(268)	(1,316)
Net cash provided by operating activities	54,606	34,141
Investing activities:
Purchases of property and equipment	(4,837)	(10,406)
Acquisition of intangible assets—capitalized software	(5,861)	(2,956)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	95	—
Proceeds from interest rate caps	12,918	12,489
Redemptions of short-term investments	—	49,524
Purchases of short-term investments	—	(24,728)
Purchase of convertible note investment	(5,000)	—
Net cash (used in) provided by investing activities	(2,685)	23,923
Financing activities:
Payments on term loan	(3,625)	(103,625)
Repurchases of common stock	(23,157)	—
Payments on financing leases	(3)	(97)
Stock-based compensation activity	(2,668)	(7,747)
Net cash used in financing activities	(29,453)	(111,469)
Effect of exchange rate changes on cash	46	55
Increase (decrease) in cash, cash equivalents and restricted cash	22,514	(53,350)
Cash, cash equivalents and restricted cash at beginning of period	139,366	150,880
Cash, cash equivalents and restricted cash at end of period	$161,880	$97,530
Cash, cash equivalents and restricted cash at end of period	$161,880	$97,530
Less: non-current restricted cash	330	330
Cash and cash equivalents at end of period	$161,550	$97,200
Supplemental cash flow information:
Cash paid for interest	$28,348	$39,759
Cash paid for taxes	1,148	370
Non-cash investing activities:
Purchases of property and equipment in current liabilities	$7,164	$6,253

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	For the Three Months Ended June 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at March 31, 2024	128,227,127	$14	$1,404,217	$14,966	$(1,183,401)	10,308,622	$(173,357)	$62,439
Net income	—	—	—	—	839	—	—	839
Currency translation adjustments, net of tax	—	—	—	(102)	—	—	—	(102)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(2,873)	—	—	—	(2,873)
Stock-based compensation expense	—	—	4,885	—	—	—	—	4,885
Issuance of common stock upon exercise of stock options	81,336	—	214	—	—	—	—	214
Issuance of common stock upon vesting of restricted stock units	59,554	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(256)	—	—	—	—	(256)
Repurchase of common stock	(1,485,243)	—	—	—	—	1,485,243	(13,135)	(13,135)
Balance at June 30, 2024	126,882,774	$14	$1,409,060	$11,991	$(1,182,562)	11,793,865	$(186,492)	$52,011

	For the Three Months Ended June 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at March 31, 2023	128,585,935	$14	$1,386,295	$23,043	$(1,339,120)	8,690,549	$(158,375)	$(88,143)
Net income	—	—	—	—	89,849	—	—	89,849
Currency translation adjustments, net of tax	—	—	—	184	—	—	—	184
Fair value adjustments of cash flow hedges, net of tax	—	—	—	1,925	—	—	—	1,925
Stock-based compensation expense	—	—	5,453	—	—	—	—	5,453
Issuance of common stock upon exercise of stock options	46,251	—	120	—	—	—	—	120
Issuance of common stock upon vesting of restricted stock units	48,022	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(402)	—	—	—	—	(402)
Issuance of common stock in connection with employee stock purchase plan	16,675	—	226	—	—	—	—	226
Balance at June 30, 2023	128,696,883	$14	$1,391,692	$25,152	$(1,249,271)	8,690,549	$(158,375)	$9,212

	For the Six Months Ended June 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2024	128,462,343	$14	$1,402,003	$15,796	$(1,213,891)	9,169,941	$(163,197)	$40,725
Net income	—	—	—	—	31,329	—	—	31,329
Currency translation adjustments, net of tax	—	—	—	(257)	—	—	—	(257)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(3,548)	—	—	—	(3,548)
Stock-based compensation expense	—	—	9,725	—	—	—	—	9,725
Issuance of common stock upon exercise of stock options	112,472	—	294	—	—	—	—	294
Issuance of common stock upon vesting of restricted stock units	931,883	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(2,962)	—	—	—	—	(2,962)
Issuance of common stock in connection with employee stock purchase plan	(2,623,924)	—	—	—	—	2,623,924	(23,295)	(23,295)
Balance at June 30, 2024	126,882,774	$14	$1,409,060	$11,991	$(1,182,562)	11,793,865	$(186,492)	$52,011

	For the Six Months Ended June 30,2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Loss	Deficit	Shares	Amount	Total
Balance at January 1, 2023	127,840,813	$14	$1,385,933	$30,128	$(1,359,569)	8,690,549	$(158,375)	(101,869)
Net income	—	—	—	—	110,298	—	—	110,298
Currency translation adjustments, net of tax	—	—	—	259	—	—	—	259
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(5,235)	—	—	—	(5,235)
Stock-based compensation expense	—	—	10,494	—	—	—	—	10,494
Issuance of common stock upon exercise of stock options	114,771	—	299	—	—	—	—	299
Issuance of common stock upon vesting of restricted stock units	712,042	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(5,439)	—	—	—	—	(5,439)
Issuance of common stock in connection with employee stock purchase plan	29,257	—	405	—	—	—	—	405
Balance at June 30, 2023	128,696,883	$14	$1,391,692	$25,152	$(1,249,271)	8,690,549	$(158,375)	$9,212

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation

The Business – Gogo Inc. (“Gogo,” the “Company,” “we,” “us,” or “our”) is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We are currently developing our fourth ATG network – Gogo 5G – that we expect to commercially launch in the second quarter of 2025. Simultaneous with the development of Gogo 5G, we are actively working with a subset of AVANCE customers and customers utilizing our legacy Gogo Biz ATG airborne system operating on our ground 3G and 4G networks to upgrade to an AVANCE system compatible with a new LTE network. We anticipate this subset of customers will see improved performance because of this network transition, which is expected to occur in early 2026. The cost for the transition to the new LTE network is partially being reimbursed through our participation in the Federal Communications Commission (“FCC”) Secure and Trusted Communications Networks Reimbursement Program (the “FCC Reimbursement Program”).

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

The results of operations and cash flows for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

We had one class of common stock outstanding as of June 30, 2024 and December 31, 2023.

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

Accounting standards not yet adopted:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods after December 15, 2024. Early adoption is permitted. As this guidance only impacts disclosures, we do not expect the adoption to have a material impact on our consolidated financial statements.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures, most notably in the tax rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis, with retrospective application permitted. As this guidance only impacts disclosures, we do not expect the adoption to have a material impact on our consolidated financial statements.

2.
Earnings Per Share

Basic and diluted earnings per share have been calculated using the weighted average number of common shares outstanding for the period. Diluted earnings per share was computed using the treasury stock method for stock-based compensation.

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units and restricted stock units when the computation is anti-dilutive. For the three- and six-month periods ended June 30, 2024, the weighted average number of shares excluded from the computation was 2.1 million and 2.5 million, respectively. For the three- and six-month periods ended June 30, 2023, the weighted average shares excluded from the computation was 1.8 million and 1.2 million, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic	2024	2023	2024	2023
Net income	$839	$89,849	$31,329	$110,298
Weighted average shares outstanding	128,295	129,814	128,792	129,467
Earnings per share - basic	0.01	0.69	0.24	0.85

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Diluted	2024	2023	2024	2023
Net income	$839	$89,849	$31,329	$110,298
Average shares
Weighted average shares outstanding	128,295	129,814	128,792	129,467
Effect of dilutive securities - stock-based compensation	3,436	3,414	3,302	3,940
Total weighted average diluted shares outstanding	131,731	133,228	132,094	133,407
Earnings per share - diluted	$0.01	$0.67	$0.24	$0.83

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

3.
Revenue Recognition

Remaining performance obligations

As of June 30, 2024, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $278 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $264 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. Our contracts vary in length and generally have terms of two to ten years. We expect to recognize approximately 21% of our connectivity and entertainment service RPO within the next year, approximately 43% in one to five years and the remaining 36% in five to ten years. The remaining $14 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next three years as equipment is shipped.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Service revenue
Connectivity	$80,613	$77,799	$160,971	$155,045
Entertainment and other	1,316	1,263	2,631	2,516
Total service revenue	$81,929	$79,062	$163,602	$157,561
Equipment revenue
ATG	$17,196	$20,327	$36,543	$35,883
Narrowband satellite	2,228	2,158	3,922	4,809
Other	706	1,674	2,314	3,565
Total equipment revenue	$20,130	$24,159	$42,779	$44,257
Customer type
Aircraft owner/operator/service provider	$81,929	$79,062	$163,602	$157,561
OEM and aftermarket dealer	20,130	24,159	42,779	44,257
Total revenue	$102,059	$103,221	$206,381	$201,818

Contract balances

Our current and non-current contract asset balances totaled $15.7 million and $16.6 million as of June 30, 2024 and December 31, 2023, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings and recoverable contract costs primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $1.9 million and $1.0 million as of June 30, 2024 and December 31, 2023, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products.

4.
Government Assistance

FCC Reimbursement Program

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to a shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount is currently allocated to the Company under the program. If Congress appropriates additional funds for this purpose, the allocations of the Company and other approved applicants will be increased pro rata. Program participants are subject to a number of conditions and requirements under the FCC’s rules including a requirement that they submit their first reimbursement request by July 17, 2023 and certify that they have developed a plan to permanently remove, replace and dispose of covered equipment or services within one year following the first reimbursement request. The rules permit

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

participants to petition the FCC for one or more six-month extensions of the completion deadline. The Company, with the assistance of an advisor engaged to help administer the program, submitted and received its first reimbursement claim in July 2023. The Company’s original one year term to complete the program was set for July 21, 2024. On March 29, 2024 the Company was granted its first six-month extension by the FCC extending the program completion deadline to January 21, 2025. Based on discussions with our vendors supporting the program regarding lead times for network equipment, we plan to petition the FCC for multiple extensions, as outlined in our application for the FCC Reimbursement Program.

As of June 30, 2024 and December 31, 2023, we have recorded a $17.5 million and $18.3 million receivable from the FCC, respectively, which is included in Prepaid expenses and other current assets in our Unaudited Condensed Consolidated Balance Sheets.

The following are the deductions to the carrying value of asset balances in our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Assets:
Inventories	$(5,430)	$(4,970)
Prepaids expenses and other current assets	(2,540)	(1,542)
Property and equipment, net	(5,277)	(2,094)
Intangible assets, net	(296)	(58)
Other non-current assets	(8,542)	(5,542)

An immaterial amount was recorded to Net income during the three- and six-month periods ended June 30, 2023. The following are the increases to Net income in our Unaudited Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2024 (in thousands):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2024	2024
Revenue:
Service revenue	$756	$1,443
Operating expenses:
Cost of service revenue	398	510
Cost of equipment revenue	4,484	6,768
General and administrative	—	181

5.
Composition of Certain Balance Sheet Accounts

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Work-in-process component parts	$34,107	$34,692
Finished goods	34,951	28,495
Total inventory(1)	$69,058	$63,187

(1) See Note 4, “Government Assistance,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Interest rate caps and receivable	$18,920	$23,227
FCC reimbursement receivable(1)	17,471	18,274
Contract assets(1)	6,205	6,939
Prepaid inventories	2,704	2,606
Other	15,376	13,092
Total prepaid expenses and other current assets	$60,676	$64,138

(1) See Note 4, “Government Assistance,” for additional information.

Property and equipment as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Office equipment, furniture, fixtures and other	$20,058	$19,153
Leasehold improvements	16,174	16,132
Network equipment(1)	186,394	184,176
	222,626	219,461
Accumulated depreciation	(127,940)	(121,332)
Total property and equipment, net	$94,686	$98,129

(1) See Note 4, “Government Assistance,” for additional information.

Other non-current assets as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Interest rate caps	$8,440	$10,295
Contract assets, net of allowances of $664 and $591, respectively(1)	9,501	9,625
Revolving credit facility deferred financing costs	795	1,011
Other	4,811	5,048
Total other non-current assets	$23,547	$25,979

(1) See Note 4, “Government Assistance,” for additional information.

Accrued liabilities as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Operating leases	$10,560	$10,284
Employee compensation and benefits	10,025	10,386
Customer credit reserve	6,731	6,027
Network equipment	5,412	4,533
Warranty reserve	3,380	3,420
Gogo Galileo development costs	6,749	2,432
Taxes	2,571	2,170
Accrued interest	466	469
Other	7,088	7,928
Total accrued liabilities	$52,982	$47,649

6.
Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $10.3 million and $19.5 million, respectively, during the three- and six-month periods ended June 30, 2024 and $9.2 million and $17.1 million, respectively, for the prior-year periods. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

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

As of both June 30, 2024 and December 31, 2023, our goodwill balance was $0.6 million.

Our intangible assets, other than goodwill, as of June 30, 2024 and December 31, 2023 were as follows (in thousands, except for weighted average remaining useful life):

		As of June 30, 2024			As of December 31, 2023
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Software	7.3	$73,454	$(46,250)	$27,204	$68,155	$(45,910)	$22,245
Other intangible assets	8.6	945	—	945	499	—	499
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—
Total amortized intangible assets		89,204	(61,055)	28,149	83,459	(60,715)	22,744
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283
Total intangible assets		$121,487	$(61,055)	$60,432	$115,742	$(60,715)	$55,027

Amortization expense was $0.2 million and $0.4 million, respectively, for the three- and six-month periods ended June 30, 2024 and $0.6 million and $1.2 million, respectively, for the prior-year periods.

Amortization expense for the remainder of 2024, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2024 (period from July 1 to December 31)	$417
2025	$3,246
2026	$4,035
2027	$3,867
2028	$3,662
Thereafter	$12,922

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

8.
Long-Term Debt and Other Liabilities

Long-term debt as of June 30, 2024 and December 31, 2023 was as follows (in thousands):

	June 30,	December 31,
	2024	2023
Term Loan Facility	$601,375	$604,797
Less: deferred financing costs	(9,065)	(10,046)
Less: current portion of long-term debt	(7,250)	(7,250)
Total long-term debt	$585,060	$587,501

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of June 30, 2024, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

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

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of June 30, 2024 and December 31, 2023.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

As of June 30, 2024 and December 31, 2023, the outstanding principal amount of the Term Loan Facility was $603.3 million and $606.9 million, respectively, the unaccreted debt discount was $1.9 million and $2.1 million, respectively, and the net carrying amount was $601.4 million and $604.8 million, respectively.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the Facilities. Total amortization expense was $0.6 million and $1.2 million, respectively, for the three- and six-month periods ended June 30, 2024 and $0.6 million and $1.3 million, respectively, for the prior-year periods and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the balance of unamortized deferred financing costs related to the Facilities was $9.9 million and $11.1 million, respectively.

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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income (loss) will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three- and six-month periods ended June 30, 2024. For the three- and six-month periods ended June 30, 2023, approximately $0.2 million in net unrealized gains from our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings. The ineffective portion was the result of a voluntary partial de-designation of the hedge relationship related to a prepayment of our existing variable-rate debt discussed in Note 8, “Long-Term Debt and Other Liabilities.” We estimate that approximately $2.5 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statements of Cash Flows as investing activities.

For the three-month period ended June 30, 2024, we recorded a decrease in fair value on the interest rate caps of $3.5 million, net of tax of $0.9 million, and for the six-month period ended June 30, 2024, we recorded a decrease in fair value on the interest rate caps of $4.9 million, net of tax of $1.2 million. For the three-month period ended June 30, 2023, we recorded an increase in fair value

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

on the interest rate caps of $1.8 million, net of tax of $0.7 million and for the six-month period ended June 30, 2023, we recorded a decrease in fair value on the interest rate caps of $5.5 million, net of tax of $1.7 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		June 30,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2024	2023
Current portion of interest rate caps	Prepaid expenses and other current assets	$14,543	$18,801
Non-current portion of interest rate caps	Other non-current assets	$8,440	$10,295

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

The following is a summary of our interest costs for the three- and six-month periods ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest costs charged to expense	$13,260	$14,212	$26,600	$28,709
Amortization of deferred financing costs	603	645	1,197	1,275
Amortization of the purchase price of interest rate caps	611	278	1,392	412
Interest rate cap benefit	(6,464)	(7,440)	(12,869)	(13,833)
Accretion of debt discount	103	111	203	219
Interest expense	8,113	7,806	16,523	16,782
Interest costs capitalized to property and equipment	596	505	1,208	1,002
Interest costs capitalized to software	287	174	544	331
Total interest costs	$8,996	$8,485	$18,275	$18,115

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

The fair value of the Investment in Convertible Note is measured using Level 3 (unobservable) inputs. The Company, with the assistance of a third-party valuation specialist, determined the fair value using a binomial lattice model. The significant assumptions used in the model include the yield, equity volatility, outstanding principal, remaining term, stated interest rate, risk-free interest rate and the current publicly available stock price. The yield is estimated using similar security yields for companies with similar credit ratings. Equity volatility is estimated based on observed equity volatility for similar companies. The outstanding principal, remaining term and stated interest rate are all determined based on contractually defined terms and the risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the remaining time to maturity.

The reconciliation of beginning and ending balances of the Investment in Convertible Note as of June 30, 2024 were as follows (in thousands):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2024	2024
Balance at beginning of period	$18,132	$—
Investment	—	5,000
Change in fair value	(14,694)	(1,562)
Balance at end of period	$3,438	$3,438

Long-Term Debt:

As of June 30, 2024 and December 31, 2023, our only financial asset and liability disclosed but not measured at fair value is the Term Loan Facility, which is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurement is classified as Level 2 within the fair value hierarchy since it is based on quoted market prices of our instrument in markets that are not active. We estimated the fair value of the Term Loan Facility by calculating the upfront cash payment a market participant would require to assume this obligation. The upfront cash payment used in the calculation of fair value on our June 30, 2024 Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, is the amount that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility.

The fair value and carrying value of long-term debt as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024			December 31, 2023
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Term Loan Facility	$602,000	$601,375	(2)	$610,000	$604,797	(2)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $1.9 million and $2.1 million as of June 30, 2024 and December 31, 2023, respectively. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.
12.
Stock-Based Compensation and 401(k) Plan

Stock-Based Compensation — As of June 30, 2024, we maintained the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), which replaced the Second Amended and Restated 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2024 Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors. Concurrent with the effectiveness of the 2024 Plan on June 4, 2024, no further grants are being made under the 2016 Plan. The 2016 Plan remains in effect for all awards outstanding thereunder on or after June 4, 2024. See Note 12, “Stock-Based

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Compensation and 401(k) Plan,” in our 2023 10-K for further information regarding the 2016 Plan. The majority of our equity grants are awarded on an annual basis.

For the six-month period ended June 30, 2024, no options to purchase shares of common stock were granted, options to purchase 112,472 shares of common stock were exercised, no options to purchase shares of common stock were forfeited and 26,216 options to purchase shares of common stock expired.

For the six-month period ended June 30, 2024, 1,938,279 RSUs were granted, 1,104,670 RSUs vested and 130,062 RSUs were forfeited. The fair value of the RSUs granted during the six-month period ended June 30, 2024 was approximately $16.4 million, which will generally be recognized over a period of four years.

For the six-month period ended June 30, 2024, 94,212 deferred stock units were granted, none vested and 169,683 were settled. The fair value of the deferred stock units granted during the six-month period ended June 30, 2024 was approximately $0.9 million, which will generally be recognized over a period of one year.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cost of service revenue	$557	$438	$1,030	$781
Cost of equipment revenue	432	351	811	638
Engineering, design and development	1,084	908	2,066	1,662
Sales and marketing	1,178	983	2,175	1,721
General and administrative	1,634	2,773	3,643	5,692
Total stock-based compensation expense	$4,885	$5,453	$9,725	$10,494

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.6 million and $1.2 million, respectively, during the three- and six-month periods ended June 30, 2024, and $0.5 million and $1.0 million, respectively, for the prior-year periods.

13.
Income Tax

The effective income tax rates for the three- and six-month periods ended June 30, 2024 were 13.6% and 26.1%, respectively, compared to (245.3)% and (116.9)%, respectively, for the prior-year periods. For the three-month period ended June 30, 2024, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to tax benefits related to domestic research and development tax credits, partially offset by stock-based compensation and state income taxes. For the six-month period ended June 30, 2024, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes, stock-based compensation and nondeductible officer’s compensation partially offset by tax benefits related to domestic research and development tax credits. For the three- and six-month periods ended June 30, 2023, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a partial release of the valuation allowance on our deferred income tax assets, partially offset by state income taxes.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of all available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. The remaining valuation allowance is still required for deferred tax assets related to certain state credits, foreign net operating losses and capital loss carryforwards as it is more likely than not as of June 30, 2024 that these deferred tax assets will not be realized.

We are subject to taxation and file income tax returns in the United States federal jurisdiction and many states, Canada and the United Kingdom. With few exceptions, as of June 30, 2024 we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2020.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three- and six-month periods ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, we did not have a liability recorded for interest or potential penalties.

14.
Leases

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. Lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements primarily related to cell sites and office space. Certain cell site and office space leases have renewal option terms that have been deemed reasonably certain to be exercised. These renewal options extend a lease by up to 15 years. We recognize operating lease expense on a straight-line basis over the lease term. As of June 30, 2024, there were no significant leases which had not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$4,103	$3,972	$8,191	$7,910
Financing lease cost:
Amortization of leased assets	14	39	28	78
Interest on lease liabilities	3	3	7	8
Total lease cost	$4,120	$4,014	$8,226	$7,996

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Six Months Ended June 30,
	2024	2023
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$8,408	$7,982
Operating cash flows used in financing leases	$7	$8
Financing cash flows used in financing leases	$3	$97
Non-cash items:
Operating leases obtained	$2,920	$2,000
Financing leases obtained	$170	$—
Weighted average remaining lease term
Operating leases	6 years	7 years
Financing leases	3 years	1 year
Weighted average discount rate
Operating leases	6.8%	6.7%
Financing leases	9.0%	15.3%

Annual future minimum lease payments as of June 30, 2024 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2024 (period from July 1 to December 31)	$7,211	$57
2025	16,699	62
2026	16,267	60
2027	14,702	15
2028	13,062	—
Thereafter	31,192	—
Total future minimum lease payments	99,133	194
Less: Amount representing interest	(19,102)	(18)
Present value of net minimum lease payments	$80,031	$176
Reported as of June 30, 2024
Accrued liabilities	$10,560	$78
Non-current operating lease liabilities	69,471	—
Other non-current liabilities	—	98
Total lease liabilities	$80,031	$176

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

On May 17, 2024, Airspan Networks Holdings Inc. (“Airspan”) filed a plan supplement to its Joint Prepackaged Chapter 11 Plan of Reorganization, Case No. 24-10621 (the “Plan”), whereby the Company and Fortress Credit Corp. agreed in principle to each provide fifty percent (50%) of a new first lien revolving facility in an aggregate committed principal amount of $20.0 million (the “New Revolving Credit Facility”). Unless otherwise extended by the parties, any amounts outstanding under the New Revolving Credit Facility shall be due and payable in full on the first anniversary of the closing date. The Plan, including the Company’s participation in the New Revolving Credit Facility, was approved by the Bankruptcy Court for the District of Delaware on June 28, 2024. However, the New Revolving Credit Facility remains subject to satisfaction of certain closing conditions and agreement of and execution of the definitive documents for the New Revolving Credit Facility. Additionally, on June 27, 2024, Airspan and the Company amended the Master Service Agreement, dated November 25, 2019.

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware (the “Court”) alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents recently issued to the plaintiff. The suit seeks compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. Under a schedule agreed upon by the parties, claim construction proceedings and fact discovery have been substantially completed and expert discovery will be completed in September of 2024, with dispositive motions to follow. On May 29, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC amended its answer and counterclaims in the same suit, alleging that three of the six patents asserted by SmartSky are unenforceable due to inequitable conduct before the U.S. Patent Office. A trial date has been scheduled for April 14, 2025. We continue to vigorously defend our position in the infringement suit. The outcome of the underlying litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

From time to time we may become involved in legal proceedings arising in the ordinary course of our business. We cannot predict with certainty the outcome of any litigation or the potential for future litigation. With respect to such legal proceedings, we accrue a loss when it is probable and its amount can be reasonably estimated. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs.

16.
Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2024	$(934)	$16,730	$15,796
Other comprehensive income (loss) before reclassifications	(257)	5,079	4,822
Less: income realized and reclassified to earnings	—	8,627	8,627
Net current period comprehensive income (loss)	(257)	(3,548)	(3,805)
Balance at June 30, 2024	$(1,191)	$13,182	$11,991

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2023	$(1,225)	$31,353	$30,128
Other comprehensive income (loss) before reclassifications	259	4,888	5,147
Less: income realized and reclassified to earnings	—	10,123	10,123
Net current period comprehensive income (loss)	259	(5,235)	(4,976)
Balance at June 30, 2023	$(966)	$26,118	$25,152

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

•
fluctuations in our operating results;
•
our ability to fully utilize portions of our deferred income tax assets; and
•
other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “2023 10-K”), in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on May 7, 2024 (the “2024 Q1 10-Q”); and in Item 1A of this Quarterly Report on Form 10-Q.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2023 10-K, in Item 1A of the 2024 Q1 10-Q and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to “years” or “fiscal” are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo is the world’s largest provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We are currently developing our fourth ATG network – Gogo 5G – that we expect to commercially launch in the second quarter of 2025. Simultaneous with the development of Gogo 5G, we are actively working with a subset of AVANCE customers and customers utilizing our legacy Gogo Biz ATG airborne system operating on our ground 3G and 4G networks to upgrade to an AVANCE system compatible with a new LTE network. We anticipate this subset of customers will see improved performance because of this network transition, which is expected to occur in early 2026. The cost for the transition to the new LTE network is partially being reimbursed through our participation in the FCC Reimbursement Program.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Aircraft online (at period end)
ATG AVANCE	4,215	3,598	4,215	3,598
Gogo Biz	2,816	3,466	2,816	3,466
Total ATG	7,031	7,064	7,031	7,064
Narrowband satellite	4,247	4,433	4,247	4,433
Average monthly connectivity service revenue per aircraft online
ATG	$3,468	$3,371	$3,463	$3,380
Narrowband satellite	335	292	313	298
Units sold
ATG	231	277	489	500
Narrowband satellite	52	43	93	92
Average equipment revenue per unit sold (in thousands)
ATG	$74	$73	$75	$72
Narrowband satellite	43	50	42	52

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
•
Average monthly connectivity service revenue per ATG aircraft online (“ARPU”). We define ARPU as the aggregate ATG connectivity service revenue for the period divided by the number of months in the period, divided by the number of

ATG aircraft online during the period (expressed as an average of the month end figures for each month in such period). Revenue share earned from Intelsat is excluded from this calculation.
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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$81,929	$79,062	$163,602	$157,561
Equipment revenue	20,130	24,159	42,779	44,257
Total revenue	102,059	103,221	206,381	201,818
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	18,871	16,819	36,742	33,616
Cost of equipment revenue (exclusive of amounts shown below)	16,432	17,537	32,218	35,663
Engineering, design and development	10,304	9,226	19,520	17,105
Sales and marketing	9,036	7,856	17,319	14,733
General and administrative	21,848	13,199	36,499	27,398
Depreciation and amortization	3,887	4,539	7,728	7,330
Total operating expenses	80,378	69,176	150,026	135,845
Operating income	21,681	34,045	56,355	65,973
Other expense (income):
Interest income	(2,120)	(1,971)	(4,168)	(3,887)
Interest expense	8,113	7,806	16,523	16,782
Loss on extinguishment of debt	—	2,224	—	2,224
Other expense (income), net	14,717	(36)	1,618	(5)
Total other expense	20,710	8,023	13,973	15,114
Income before income taxes	971	26,022	42,382	50,859
Income tax provision (benefit)	132	(63,827)	11,053	(59,439)
Net income	$839	$89,849	$31,329	$110,298

Three and Six Months Ended June 30, 2024 and 2023

Revenue:

Revenue and percent change for the three- and six-month periods ended June 30, 2024 and 2023 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Service revenue	$81,929	$79,062	3.6%	$163,602	$157,561	3.8%
Equipment revenue	20,130	24,159	(16.7)%	42,779	44,257	(3.3)%
Total revenue	$102,059	$103,221	(1.1)%	$206,381	$201,818	2.3%

Total revenue decreased to $102.1 million for the three-month period ended June 30, 2024 as compared with $103.2 million for the prior-year period, due to a decrease in equipment revenue, partially offset by an increase in service revenue. Total revenue increased to $206.4 million for the six-month period ended June 30, 2024 as compared with $201.8 million for the prior-year period due to an increase in service revenue, partially offset by a decrease in equipment revenue.

Service revenue increased to $81.9 million and $163.6 million, respectively, for the three- and six-month periods ended June 30, 2024, as compared with $79.1 million and $157.6 million, respectively, for the prior-year periods, due to increases in ARPU.

Equipment revenue decreased to $20.1 million and $42.8 million, respectively, for the three- and six-month periods ended June 30, 2024, as compared with $24.2 million and $44.3 million, respectively, for the prior-year periods, due to a decrease in the number of ATG units sold, with 231 units and 489 units, respectively, sold during the three- and six-month periods ended June 30, 2024 as compared with 277 units and 500 units, respectively, sold during the prior-year periods.

We expect service revenue to remain relatively flat in the near term as we prepare to launch Gogo 5G and Gogo Galileo and increase in the future as additional aircraft come online after the launch of those products. We expect equipment revenue to increase in the future driven by growth in sales of ATG units including Gogo 5G, and Gogo Galileo units.

Cost of Revenue:

Cost of revenue and percent change for the three- and six-month periods ended June 30, 2024 and 2023 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Cost of service revenue	$18,871	$16,819	12.2%	$36,742	$33,616	9.3%
Cost of equipment revenue	$16,432	$17,537	(6.3)%	$32,218	$35,663	(9.7)%

Cost of service revenue increased 12% and 9% to $18.9 million and $36.7 million, respectively, for the three- and six-month periods ended June 30, 2024, as compared with $16.8 million and $33.6 million, respectively, for the prior-year periods due to an increase in ATG network costs.

We expect cost of service revenue to increase over time, due to service revenue growth and increasing network costs, including those for Gogo 5G, Gogo Galileo, and increased data center costs.

Cost of equipment revenue decreased 6% and 10% to $16.4 million and $32.2 million, respectively, for the three- and six-month periods ended June 30, 2024, as compared with $17.5 million and $35.7 million, respectively, for the prior-year periods due to non-reimbursable costs related to the FCC Reimbursement Program in the prior year.

We expect that our cost of equipment revenue will increase with growth in units sold, including Gogo 5G and Gogo Galileo units, following the launch of those products. Additionally, we expect to incur additional costs associated with the FCC Reimbursement Program which we expect to be partially offset by the reimbursements from the FCC.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 12% and 14% to $10.3 million and $19.5 million, respectively, for the three- and six-month periods ended June 30, 2024, as compared with $9.2 million and $17.1 million, respectively, for the prior-year periods due to personnel costs.

We expect engineering, design and development expenses as a percentage of service revenue to increase in 2024, driven by Gogo Galileo development costs and Gogo 5G program spend, and decrease thereafter as these developmental projects are completed and the level of investment decreases and revenue from these product roll-outs increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased 15% and 18% to $9.0 million and $17.3 million, respectively, for the three- and six-month periods ended June 30, 2024, as compared with $7.9 million and $14.7 million, respectively, for the prior-year periods due to personnel costs.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively flat in the future.

General and Administrative Expenses:

General and administrative expenses increased 66% and 33% to $21.8 million and $36.5 million, respectively, for the three- and six-month periods ended June 30, 2024, as compared with $13.2 million and $27.4 million, respectively, for the prior-year periods due to increased legal expenses.

We expect general and administrative expenses as a percentage of service revenue to decrease over time.

Depreciation and Amortization:

Depreciation and amortization expense decreased 14% to $3.9 million for the three-month period ended June 30, 2024 as compared with $4.5 million for the prior-year period due to amortization of capitalized software. Depreciation and amortization expense increased 5% to $7.7 million for the six-month period ended June 30, 2024 as compared with $7.3 million for the prior-year period due to depreciation of network equipment.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other (Income) Expense:

Other expense (income) and percent change for the three- and six-month periods ended June 30, 2024 and 2023 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change
	2024	2023	2024 over 2023
Interest income	$(2,120)	$(1,971)	7.6%
Interest expense	8,113	7,806	3.9%
Loss on extinguishment of debt	—	2,224	nm
Other expense (income), net	14,717	(36)	nm
Total	$20,710	$8,023	158.1%

	For the Six Months Ended June 30,		% Change
	2024	2023	2024 over 2023
Interest income	$(4,168)	$(3,887)	7.2%
Interest expense	16,523	16,782	(1.5)%
Loss on extinguishment of debt	—	2,224	nm
Other expense (income), net	1,618	(5)	nm
Total	$13,973	$15,114	(7.5)%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense increased to $20.7 million for the three-month period ended June 30, 2024 as compared with $8.0 million for the prior-year period, due to the unrealized holding loss on the Investment in Convertible Note, partially offset by the loss on extinguishment of debt in the prior year resulting from the $100 million prepayment of the outstanding principal amount of the Term Loan Facility on May 3, 2023. Total other expense decreased to $14.0 million for the six-month period ended June 30, 2024 as compared with $15.1 million for the prior-year period, due to the loss on extinguishment of debt in the prior year, partially offset by the unrealized holding loss on the Investment in Convertible Note.

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

Income Taxes:

The effective income tax rates for the three- and six-month periods ended June 30, 2024 were 13.6% and 26.1%, respectively, as compared to (245.3)% and (116.9)%, respectively, for the prior-year periods. For the three- and six-month periods ended June 30, 2024, our income tax provision was $0.1 million and $11.1 million, respectively, due to pre-tax income. For the three- and six-month periods ended June 30, 2023, our income tax benefit was $63.8 million and $59.4 million, respectively, due to a partial release of the valuation allowance on our deferred income tax assets. See Note 13, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) change in fair value of Investment in Convertible Note and (iii) loss on extinguishment of debt. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA:
Net income attributable to common stock (GAAP)	$839	$89,849	$31,329	$110,298
Interest expense	8,113	7,806	16,523	16,782
Interest income	(2,120)	(1,971)	(4,168)	(3,887)
Income tax provision (benefit)	132	(63,827)	11,053	(59,439)
Depreciation and amortization	3,887	4,539	7,728	7,330
EBITDA	10,851	36,396	62,465	71,084
Stock-based compensation expense	4,885	5,453	9,725	10,494
Loss on extinguishment of debt	—	2,224	—	2,224
Change in fair value of convertible note investment	14,694	—	1,562	—
Adjusted EBITDA	$30,430	$44,073	$73,752	$83,802

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$24,949	$15,627	$54,606	$34,141
Consolidated capital expenditures	(6,527)	(8,766)	(10,698)	(13,362)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	67	—	95	—
Proceeds from interest rate caps	6,379	6,402	12,918	12,489
Free cash flow	$24,868	$13,263	$56,921	$33,268

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$54,606	$34,141
Net cash (used in) provided by investing activities	(2,685)	23,923
Net cash used in financing activities	(29,453)	(111,469)
Effect of foreign exchange rate changes on cash	46	55
Net increase (decrease) in cash, cash equivalents and restricted cash	22,514	(53,350)
Cash, cash equivalents and restricted cash at the beginning of period	139,366	150,880
Cash, cash equivalents and restricted cash at the end of period	$161,880	$97,530
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$161,880	$97,530
Less: non-current restricted cash	330	330
Cash and cash equivalents at the end of the period	$161,550	$97,200

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

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Securities Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. During the six-month period ended June 30, 2024, we repurchased an aggregate 2.6 million shares of our common stock for $23.2 million. As of June 30, 2024, the remaining amount available to be repurchased under the program was $22.1 million.

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of June 30, 2024, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay the other fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of June 30, 2024 and December 31, 2023.

For additional information on the 2021 Credit Agreement, see Note 8, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements.

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committees of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the first reduction of $125.0 million having occurred on July 31, 2023. The aggregate notional amount of the interest rate caps as of June 30, 2024 is $525.0 million. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 9, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net income	$31,329	$110,298
Non-cash charges and credits	33,227	(37,086)
Changes in operating assets and liabilities	(9,950)	(39,071)
Net cash provided by operating activities	$54,606	$34,141

For the six-month period ended June 30, 2024, net cash provided by operating activities was $54.6 million as compared with $34.1 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $8.7 million decrease in net income and non-cash charges and credits, as noted above under “Results of Operations.”
•
A $29.1 million improvement in cash flows related to operating assets and liabilities resulting from:
o
An increase in cash flows due to the following:
▪
Changes in accrued liabilities due to the timing of payments related to personnel costs;
▪
Changes in accrued interest due to the change in timing of payments;
▪
Changes in inventories due to the timing of purchases;
▪
Changes in accounts payable due to the timing of payments; and
▪
Changes in prepaid expenses and other current assets related to the FCC Reimbursement Program.
o
Partially offset by a decrease in cash flows due to changes in accounts receivable due to the timing of collections.

Cash flows (used in) provided by Investing Activities:

Cash used in investing activities was $2.7 million for the six-month period ended June 30, 2024, due to $10.7 million of capital expenditures noted below and a $5.0 million convertible note investment, partially offset by $12.9 million of proceeds from interest rate caps and $0.1 million of proceeds received from the FCC Reimbursement Program associated with the reimbursement of capital expenditures.

Cash provided by investing activities was $23.9 million for the six-month period ended June 30, 2023, due to $24.8 million of net proceeds from short-term investments and $12.5 million of proceeds from interest rate caps, partially offset by $13.4 million of capital expenditures noted below.

Cash flows used in Financing Activities:

Cash used in financing activities for the six-month period ended June 30, 2024 was $29.5 million due to share repurchases, principal payments on the Term Loan Facility and stock-based compensation activities.

Cash used in financing activities for the six-month period ended June 30, 2023 was $111.5 million, due to principal payments on the Term Loan Facility and stock-based compensation activities.

Capital Expenditures

Our operations require capital expenditures associated with our ATG network, data centers and regulatory licenses. We capitalize software development costs related to network technology solutions. We also capitalize costs related to the build out of our office locations.

Capital expenditures for the six-month periods ended June 30, 2024 and 2023 were $10.7 million and $13.4 million, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both June 30, 2024 and December 31, 2023 primarily included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of June 30, 2024, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of June 30, 2024 was $525.0 million. Based on our June 30, 2024 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $2.4 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 0.75% and the $175 million reduction in the notional amount and an increase of the strike rate to 1.25% that will occur on July 31, 2024. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $6.0 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three- and six-month periods ended June 30, 2024 and 2023 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

We are currently developing a next generation ATG network using 5G technology, unlicensed spectrum, and licensed spectrum. Gogo 5G will be capable of working with different spectrum and supporting different next generation technologies. As previously disclosed, we are delayed in our commercial, nationwide launch of Gogo 5G due to a design error in a non-5G component of our chip, which was designed by a third-party subcontractor of our 5G solution provider. We currently expect the launch of Gogo 5G to occur in the second quarter of 2025, and are working with our vendors to finalize the schedule.

There can be no assurance that, during the current delay of our 5G launch, our customers will not seek alternative technologies of competitors. The launch of 5G may, depending on the impact of delays, launch closely in time or shortly after the launch of Gogo Galileo service, which could impede our marketing and sales efforts with respect to either offering, due to possible customer confusion among the offerings or lack of sufficient customer focus on either one during launch. Additionally, while we expect to launch Gogo 5G in the second quarter of 2025, we cannot assure you that the 5G launch or our launch of other next generation technologies will in fact occur in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market. The ongoing delay and any future delays could also decrease customer confidence, including from current or prospective customers, in our offerings, and negatively impact our financial position.

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

The following table summarizes our purchases of common stock during the three-month period ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
April 1-30, 2024	1,095,000	$8.53	1,095,000	$25,750
May 1-31, 2024	390,243	$9.42	390,243	$22,083
June 1-30, 2024	—	$—	—	$—

(1)Average price paid per share includes transaction costs associated with the repurchases.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibits

10.1#	2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 6, 2024 (File No. 001-35975))

10.2#	2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 6, 2024 (File No. 001-35975))

10.3#	Form of Director Deferred Share Unit Agreement for Gogo Inc. Omnibus Incentive Plan

10.4†	Waiver and Omnibus Amendment to Airspan/Gogo Agreements

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan or arrangement.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. If requested by the Securities and Exchange Commission or its staff, the Company will promptly provide on a supplemental basis an unredacted copy of the exhibit and its materiality and privacy or confidentiality analyses.

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
Date: August 7, 2024
/s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

/s/ Jessica G. Betjemann
Jessica G. Betjemann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)