Form 10-Q
period 2024-09-30
Gogo Inc.
filed 2024-11-05
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024

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

As of October 31, 2024, 125,779,239 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$176,678	$139,036
Accounts receivable, net of allowances of $2,807 and $2,091, respectively	45,875	48,233
Inventories	74,848	63,187
Prepaid expenses and other current assets	50,013	64,138
Total current assets	347,414	314,594
Non-current assets:
Property and equipment, net	93,830	98,129
Intangible assets, net	64,888	55,647
Operating lease right-of-use assets	67,171	70,552
Investment in convertible note	3,761	—
Other non-current assets, net of allowances of $720 and $591, respectively	24,229	25,979
Deferred income taxes	209,444	216,638
Total non-current assets	463,323	466,945
Total assets	$810,737	$781,539
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,445	$16,094
Accrued liabilities	61,476	47,649
Deferred revenue	1,843	1,003
Current portion of long-term debt	7,250	7,250
Total current liabilities	97,014	71,996
Non-current liabilities:
Long-term debt	583,864	587,501
Non-current operating lease liabilities	68,005	73,047
Other non-current liabilities	9,130	8,270
Total non-current liabilities	660,999	668,818
Total liabilities	758,013	740,814
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2024 and December 31, 2023; 138,949,113 and 137,632,284 shares issued at September 30, 2024 and December 31, 2023, respectively; and 126,140,650 and 128,462,343 shares outstanding at September 30, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	1,413,842	1,402,003
Accumulated other comprehensive income	4,959	15,796
Treasury stock, at cost	(194,159)	(163,197)
Accumulated deficit	(1,171,932)	(1,213,891)
Total stockholders’ equity	52,724	40,725
Total liabilities and stockholders’ equity	$810,737	$781,539

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$81,857	$79,546	$245,459	$237,107
Equipment revenue	18,672	18,403	61,451	62,660
Total revenue	100,529	97,949	306,910	299,767
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	19,051	18,116	55,793	51,732
Cost of equipment revenue (exclusive of amounts shown below)	15,165	12,320	47,383	47,983
Engineering, design and development	9,759	9,154	29,279	26,259
Sales and marketing	8,551	7,015	25,870	21,748
General and administrative	24,917	13,336	61,416	40,734
Depreciation and amortization	4,015	4,692	11,743	12,022
Total operating expenses	81,458	64,633	231,484	200,478
Operating income	19,071	33,316	75,426	99,289
Other expense (income):
Interest income	(2,419)	(1,622)	(6,587)	(5,509)
Interest expense	9,670	8,025	26,193	24,807
Loss on extinguishment of debt	—	—	—	2,224
Other expense (income), net	(332)	(728)	1,286	(733)
Total other expense	6,919	5,675	20,892	20,789
Income before income taxes	12,152	27,641	54,534	78,500
Income tax provision (benefit)	1,522	6,728	12,575	(52,711)
Net income	$10,630	$20,913	$41,959	$131,211

Net income attributable to common stock per share:
Basic	$0.08	$0.16	$0.33	$1.01
Diluted	$0.08	$0.16	$0.32	$0.98
Weighted average number of shares:
Basic	127,918	129,951	128,513	129,632
Diluted	130,389	133,320	131,538	133,382

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$10,630	$20,913	$41,959	$131,211
Other comprehensive income (loss), net of tax
Currency translation adjustments	131	(136)	$(126)	$123
Cash flow hedges:
Amount recognized in other comprehensive income	(4,039)	3,517	1,040	8,405
Less: income realized and reclassified to earnings	3,124	4,620	11,751	14,743
Changes in fair value of cash flow hedges	(7,163)	(1,103)	(10,711)	(6,338)
Other comprehensive income (loss), net of tax	(7,032)	(1,239)	(10,837)	(6,215)
Comprehensive income (loss)	$3,598	$19,674	$31,122	$124,996

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$41,959	$131,211
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,743	12,022
Loss on asset disposals, abandonments and write-downs	101	285
Provision for expected credit losses	1,310	541
Deferred income taxes	10,740	(53,255)
Stock-based compensation expense	14,755	15,729
Amortization of deferred financing costs and interest rate caps	3,785	2,671
Accretion of debt discount	309	304
Loss on extinguishment of debt	—	2,224
Change in fair value of convertible note and equity investment	1,239	(773)
Changes in operating assets and liabilities:
Accounts receivable	1,177	4,356
Inventories	(11,661)	(13,299)
Prepaid expenses and other current assets	(13,605)	(37,454)
Contract assets	(4,313)	2,822
Accounts payable	9,750	2,526
Accrued liabilities	12,956	(5,091)
Deferred revenue	844	(1,708)
Accrued interest	(316)	(9,565)
Other non-current assets and liabilities	(1,033)	(728)
Net cash provided by operating activities	79,740	52,818
Investing activities:
Purchases of property and equipment	(9,254)	(14,006)
Acquisition of intangible assets—capitalized software	(9,640)	(4,711)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	1,215	3
Proceeds from interest rate caps	19,454	20,165
Redemptions of short-term investments	—	49,524
Purchases of short-term investments	—	(49,383)
Purchases of convertible note and equity investments	(5,000)	(5,000)
Net cash used in investing activities	(3,225)	(3,408)
Financing activities:
Payments on term loan	(5,438)	(105,438)
Repurchases of common stock	(30,763)	—
Payments on financing leases	(8)	(117)
Stock-based compensation activity	(2,693)	(8,326)
Net cash used in financing activities	(38,902)	(113,881)
Effect of exchange rate changes on cash	29	78
Increase (decrease) in cash, cash equivalents and restricted cash	37,642	(64,393)
Cash, cash equivalents and restricted cash at beginning of period	139,366	150,880
Cash, cash equivalents and restricted cash at end of period	$177,008	$86,487
Cash, cash equivalents and restricted cash at end of period	$177,008	$86,487
Less: non-current restricted cash	330	330
Cash and cash equivalents at end of period	$176,678	$86,157
Supplemental cash flow information:
Cash paid for interest	$42,893	$53,911
Cash paid for taxes	2,264	429
Non-cash investing activities:
Purchases of property and equipment in current liabilities	$5,658	$5,425

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	For the Three Months Ended September 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at June 30, 2024	126,882,774	$14	$1,409,060	$11,991	$(1,182,562)	11,793,865	$(186,492)	$52,011
Net income	—	—	—	—	10,630	—	—	10,630
Currency translation adjustments, net of tax	—	—	—	131	—	—	—	131
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(7,163)	—	—	—	(7,163)
Stock-based compensation expense	—	—	5,030	—	—	—	—	5,030
Issuance of common stock upon exercise of stock options	109,382	—	298	—	—	—	—	298
Issuance of common stock upon vesting of restricted stock units	163,092	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(546)	—	—	—	—	(546)
Repurchase of common stock	(1,014,598)	—	—	—	—	1,014,598	(7,667)	(7,667)
Balance at September 30, 2024	126,140,650	$14	$1,413,842	$4,959	$(1,171,932)	12,808,463	$(194,159)	$52,724

	For the Three Months Ended September 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at June 30, 2023	128,696,883	$14	$1,391,692	$25,152	$(1,249,271)	8,690,549	$(158,375)	$9,212
Net income	—	—	—	—	20,913	—	—	20,913
Currency translation adjustments, net of tax	—	—	—	(136)	—	—	—	(136)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(1,103)	—	—	—	(1,103)
Stock-based compensation expense	—	—	5,235	—	—	—	—	5,235
Issuance of common stock upon exercise of stock options	25,370	—	62	—	—	—	—	62
Issuance of common stock upon vesting of restricted stock units	117,563	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(641)	—	—	—	—	(641)
Balance at September 30, 2023	128,839,816	$14	$1,396,348	$23,913	$(1,228,358)	8,690,549	$(158,375)	$33,542

	For the Nine Months Ended September 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2024	128,462,343	$14	$1,402,003	$15,796	$(1,213,891)	9,169,941	$(163,197)	$40,725
Net income	—	—	—	—	41,959	—	—	41,959
Currency translation adjustments, net of tax	—	—	—	(126)	—	—	—	(126)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(10,711)	—	—	—	(10,711)
Stock-based compensation expense	—	—	14,755	—	—	—	—	14,755
Issuance of common stock upon exercise of stock options	221,854	—	592	—	—	—	—	592
Issuance of common stock upon vesting of restricted stock units	1,094,975	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(3,508)	—	—	—	—	(3,508)
Repurchase of common stock	(3,638,522)	—	—	—	—	3,638,522	(30,962)	(30,962)
Balance at September 30, 2024	126,140,650	$14	$1,413,842	$4,959	$(1,171,932)	12,808,463	$(194,159)	$52,724

	For the Nine Months Ended September 30,2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2023	127,840,813	$14	$1,385,933	$30,128	$(1,359,569)	8,690,549	$(158,375)	(101,869)
Net income	—	—	—	—	131,211	—	—	131,211
Currency translation adjustments, net of tax	—	—	—	123	—	—	—	123
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(6,338)	—	—	—	(6,338)
Stock-based compensation expense	—	—	15,729	—	—	—	—	15,729
Issuance of common stock upon exercise of stock options	140,141	—	361	—	—	—	—	361
Issuance of common stock upon vesting of restricted stock units	829,605	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(6,080)	—	—	—	—	(6,080)
Issuance of common stock in connection with employee stock purchase plan	29,257	—	405	—	—	—	—	405
Balance at September 30, 2023	128,839,816	$14	$1,396,348	$23,913	$(1,228,358)	8,690,549	$(158,375)	$33,542

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Basis of Presentation

The Business – Gogo Inc. (“Gogo,” the “Company,” “we,” “us,” or “our”) is a leading provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We are currently developing our fourth ATG network – Gogo 5G – that we expect to commercially launch late in the second quarter of 2025. Simultaneous with the development of Gogo 5G, we are actively working with a subset of AVANCE customers and customers utilizing our legacy Gogo Biz ATG airborne system operating on our ground 3G and 4G networks to upgrade to an AVANCE system compatible with a new LTE network. We anticipate this subset of customers will see improved performance because of this network transition, which is expected to occur in early 2026. The cost for the transition to the new LTE network is partially being reimbursed through our participation in the Federal Communications Commission (“FCC”) Secure and Trusted Communications Networks Reimbursement Program (the “FCC Reimbursement Program”).

We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. In May 2022, in order to further serve our existing customers and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service designed for all models of business aircraft (“Gogo Galileo”). The service will use electronically steered antennas (“ESAs”), specifically designed to address a broad range of business aviation aircraft, operating on a low earth orbit (“LEO”) satellite network. The half duplex (“HDX”) antenna is designed to fit on any size business aircraft and is targeted for commercial launch in the fourth quarter of 2024. The full duplex (“FDX”) antenna is designed for larger aircraft and is targeted for commercial launch in the second quarter of 2025. We believe that Gogo Galileo, in combination with, or as an alternative to, our ATG systems will allow us to increase our penetration of the North American market and provide an upgrade path for our existing ATG customer base. In addition, we believe that Gogo Galileo will allow us to penetrate the business aviation market outside of North America, where only approximately 6% of business aviation aircraft are installed with in-flight connectivity systems.

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

The results of operations and cash flows for the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

We had one class of common stock outstanding as of September 30, 2024 and December 31, 2023.

Acquisition of Satcom Direct – On September 29, 2024, Gogo Direct Holdings LLC, a Delaware limited liability company (“Gogo Direct”) and indirect wholly owned subsidiary of the Company, entered into a Purchase Agreement (the “Purchase Agreement” and the transactions contemplated by the Purchase Agreement, the “Transactions”), by and among Satcom Direct Holdings, Inc., a Delaware corporation (“SD Seller”), SDHC Holdings, Inc., a Delaware corporation (“SDHC Seller”), Satcom Direct Government Holdings, Inc., a Delaware corporation (“Satcom Government Seller”), ndtHost Holdings, Inc., a Delaware corporation (“ndtHost Seller” and, together with SD Seller, SDHC Seller and Satcom Government Seller, each a “Seller” and collectively, “Sellers”), Satcom Direct, Inc., a Florida corporation (“Satcom Direct”), Satcom Direct Holding Company, LLC, a Florida limited liability company (“SDHC”), Satcom Direct Government, Inc., a Florida corporation (“Satcom Government”), ndtHost, LLC, a Florida limited liability company (“ndtHost” and, together with Satcom Direct, SDHC, and Satcom Government, each a “Parent Company” and collectively, the “Parent Companies”), solely for purposes of Section 8.8 and Section 8.9 of the Purchase Agreement, James W. Jensen, in his individual capacity, and solely for purposes of Section 2.5 and Section 13.20, the Company. Pursuant to the Purchase Agreement, on the terms and subject to the conditions set forth therein, Gogo Direct will, among other matters, purchase from Sellers all of the issued and outstanding equity interests of the Parent Companies (collectively, the “Purchased Equity”), in exchange for the consideration contemplated thereby.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Founded in 1997, the Parent Companies are primarily engaged in providing business, military and government in-flight connectivity services as a reseller of satellite services. The Parent Companies operate worldwide with an international sales and service team based in nine countries. The Parent Companies sell services and equipment globally through their international sales force to OEMs, governments, military, and private fleet companies among others. The Parent Companies manage a network operating center and maintain their own data center in Melbourne, Florida with licensed data sites strategically placed around the world. The acquisition will create the only in-flight connectivity provider able to satisfy the performance and cost needs of every segment of the global business aviation and military/government mobility markets.

Subject to the terms and conditions set forth in the Purchase Agreement, at the closing of the transaction (the “Closing”), Gogo Direct will acquire the Purchased Equity in exchange for: (i) an aggregate cash purchase amount of $375,000,000, subject to customary purchase price adjustments; (ii) the issuance at Closing of 5,000,000 restricted shares of common stock of the Company to SD Seller (the “Closing Date Stock Consideration”); and (iii) up to an additional $225,000,000 in payments of cash and common stock of the Company tied to realizing certain financial performance milestones over the next four years.

The Purchase Agreement contains customary representations, warranties and covenants, as well as indemnification provisions subject to specified limitations. Among other things, Sellers and Parent Companies have agreed, subject to certain exceptions, to, and to cause each of its subsidiaries to, conduct its business in the ordinary course, consistent with past practice, from the date of the Purchase Agreement until the Closing, and not to take certain actions prior to the closing of the transaction without the prior written consent of Gogo Direct. Sellers and the Parent Companies have made certain additional customary covenants, including, among others and subject to certain exceptions, not to solicit proposals relating to acquisition proposals and not to participate in discussions concerning, or furnish information in connection with, acquisition proposals.

In addition, subject to the terms of the Purchase Agreement, Gogo Direct, Sellers and Parent Companies are required to use reasonable best efforts to obtain all required regulatory approvals, including, among others, certain regulatory approvals with the Federal Trade Commission, Antitrust Division of the United States Department of Justice, Federal Communications Commission and certain international governmental authorities.

The transaction is expected to close in the fourth quarter of 2024 and is subject to customary closing conditions, including, among others, (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (ii) the absence of legal restraints preventing the consummation of the transaction, (iii) the obtaining of the Communications Authorizations (as defined the Purchase Agreement), (iv) the accuracy of the representations and warranties contained in the Purchase Agreement (subject to certain qualifications), (v) the performance by the parties of their respective obligations under the Purchase Agreement in all material respects and (vi) with respect to the obligations of Gogo Direct to consummate the Transactions, the absence of a Material Adverse Effect (as defined in the Purchase Agreement). Gogo Direct’s obligation to consummate the transaction is not subject to any condition related to the availability of financing. In connection with the entry into the Purchase Agreement, the Company and Gogo Intermediate Holdings LLC (“Intermediate”) have entered into a debt commitment letter that provides for a $250 million term loan to fund a portion of the cash purchase price.

The Purchase Agreement contains certain customary termination rights for Gogo Direct and Sellers, including the right to terminate the Purchase Agreement if the transaction has not been consummated before March 28, 2025. In addition to the remedy of specific performance, the Purchase Agreement also provides that, upon termination of the Purchase Agreement under certain specified circumstances Sellers and the Parent Companies may elect, by notifying the Company, either that (i) the Company shall pay a termination fee of $20,000,000 to Sellers or (ii) Sellers shall pursue damages for willful and material breach of the Purchase Agreement against the Company with an aggregate monetary liability of the Company of no more than $75,000,000.

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

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units and restricted stock units when the computation is anti-dilutive. For the three- and nine-month periods ended September 30, 2024, the weighted average number of shares excluded from the computation was 2.2 million and 2.4 million, respectively. For the three- and nine-month periods ended September 30, 2023, the weighted average shares excluded from the computation was 2.0 million and 1.5 million, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic	2024	2023	2024	2023
Net income	$10,630	$20,913	$41,959	$131,211
Weighted average shares outstanding	127,918	129,951	128,513	129,632
Earnings per share - basic	$0.08	$0.16	$0.33	$1.01

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Diluted	2024	2023	2024	2023
Net income	$10,630	$20,913	$41,959	$131,211
Average shares
Weighted average shares outstanding	127,918	129,951	128,513	129,632
Effect of dilutive securities - stock-based compensation	2,471	3,369	3,025	3,750
Total weighted average diluted shares outstanding	130,389	133,320	131,538	133,382
Earnings per share - diluted	$0.08	$0.16	$0.32	$0.98

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

3.
Revenue Recognition

Remaining performance obligations

As of September 30, 2024, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $273 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $262 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. Our contracts vary in length and generally have terms of two to ten years. We expect to recognize approximately 21% of our connectivity and entertainment service RPO within the next year, approximately 44% in one to five years and the remaining 35% in five to ten years. The remaining $11 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next three years as equipment is shipped.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenue
Connectivity	$80,537	$78,246	$241,508	$233,291
Entertainment and other	1,320	1,300	3,951	3,816
Total service revenue	$81,857	$79,546	$245,459	$237,107
Equipment revenue
ATG	$16,001	$14,782	$52,544	$50,665
Narrowband satellite	1,807	1,564	5,729	6,373
Other	864	2,057	3,178	5,622
Total equipment revenue	$18,672	$18,403	$61,451	$62,660
Customer type
Aircraft owner/operator/service provider	$81,857	$79,546	$245,459	$237,107
OEM and aftermarket dealer	18,672	18,403	61,451	62,660
Total revenue	$100,529	$97,949	$306,910	$299,767

Contract balances

Our current and non-current contract asset balances totaled $20.7 million and $16.6 million as of September 30, 2024 and December 31, 2023, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings and recoverable contract costs primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $1.9 million and $1.0 million as of September 30, 2024 and December 31, 2023, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products.

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

As of September 30, 2024 and December 31, 2023, we have recorded a $12.9 million and $18.3 million receivable from the FCC, respectively, which is included in Prepaid expenses and other current assets in our Unaudited Condensed Consolidated Balance Sheets.

The following are the deductions to the carrying value of asset balances in our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30,	As of December 31,
	2024	2023
Assets:
Inventories	$(5,220)	$(4,970)
Prepaids expenses and other current assets	(3,050)	(1,542)
Property and equipment, net	(5,470)	(2,094)
Intangible assets, net	(297)	(58)
Other non-current assets	(10,010)	(5,542)

The following are the increases to Net income in our Unaudited Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$796	$380	$2,239	$380
Operating expenses:
Cost of service revenue	100	694	610	697
Cost of equipment revenue	3,647	2,752	10,415	2,752
General and administrative	50	153	231	185

5.
Composition of Certain Balance Sheet Accounts

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Work-in-process component parts	$38,969	$34,692
Finished goods	35,879	28,495
Total inventory(1)	$74,848	$63,187

(1) See Note 4, “Government Assistance,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Interest rate caps and receivable	$11,626	$23,227
FCC reimbursement receivable(1)	12,930	18,274
Contract assets(1)	6,016	6,939
Prepaid inventories	3,296	2,606
Other	16,145	13,092
Total prepaid expenses and other current assets	$50,013	$64,138

(1) See Note 4, “Government Assistance,” for additional information.

Property and equipment as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Office equipment, furniture, fixtures and other	$20,446	$19,153
Leasehold improvements	16,174	16,132
Network equipment(1)	188,978	184,176
	225,598	219,461
Accumulated depreciation	(131,768)	(121,332)
Total property and equipment, net	$93,830	$98,129

(1) See Note 4, “Government Assistance,” for additional information.

Other non-current assets as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Interest rate caps	$3,824	$10,295
Contract assets, net of allowances of $720 and $591, respectively(1)	14,730	9,625
Revolving credit facility deferred financing costs	686	1,011
Other	4,989	5,048
Total other non-current assets	$24,229	$25,979

(1) See Note 4, “Government Assistance,” for additional information.

Accrued liabilities as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Operating leases	$11,176	$10,284
Employee compensation and benefits	12,419	10,386
Customer credit reserve	10,126	6,027
Network equipment	4,513	4,533
Warranty reserve	3,340	3,420
Gogo Galileo development costs	7,646	2,432
Taxes	2,957	2,170
Accrued interest	153	469
Other	9,146	7,928
Total accrued liabilities	$61,476	$47,649

6.
Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $9.8 million and $29.3 million, respectively, during the three- and nine-month periods ended September 30, 2024 and $9.2 million and $26.3 million, respectively, for the prior-year periods. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

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

As of both September 30, 2024 and December 31, 2023, our goodwill balance was $0.6 million.

Our intangible assets, other than goodwill, as of September 30, 2024 and December 31, 2023 were as follows (in thousands, except for weighted average remaining useful life):

		As of September 30, 2024			As of December 31, 2023
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
Software	7.4	$76,798	$(46,435)	$30,363	$68,155	$(45,910)	$22,245
Other intangible assets	9.1	1,622	—	1,622	499	—	499
Service customer relationships		8,081	(8,081)	—	8,081	(8,081)	—
OEM and dealer relationships		6,724	(6,724)	—	6,724	(6,724)	—
Total amortized intangible assets		93,225	(61,240)	31,985	83,459	(60,715)	22,744
Unamortized intangible assets:
FCC Licenses		32,283	—	32,283	32,283	—	32,283
Total intangible assets		$125,508	$(61,240)	$64,268	$115,742	$(60,715)	$55,027

(1) See Note 4, “Government Assistance,” for additional information.

Amortization expense was $0.2 million and $0.6 million, respectively, for the three- and nine-month periods ended September 30, 2024 and $0.5 million and $1.7 million, respectively, for the prior-year periods.

Amortization expense for the remainder of 2024, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2024 (period from October 1 to December 31)	$221
2025	$2,952
2026	$4,581
2027	$4,437
2028	$4,263
Thereafter	$15,531

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

8.
Long-Term Debt and Other Liabilities

Long-term debt as of September 30, 2024 and December 31, 2023 was as follows (in thousands):

	September 30,	December 31,
	2024	2023
Term Loan Facility	$599,668	$604,797
Less: deferred financing costs	(8,554)	(10,046)
Less: current portion of long-term debt	(7,250)	(7,250)
Total long-term debt	$583,864	$587,501

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of September 30, 2024, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

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

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of September 30, 2024 and December 31, 2023.

As of September 30, 2024 and December 31, 2023, the outstanding principal amount of the Term Loan Facility was $601.4 million and $606.9 million, respectively, the unaccreted debt discount was $1.8 million and $2.1 million, respectively, and the net carrying amount was $599.7 million and $604.8 million, respectively.

We paid approximately $19.7 million of loan origination and financing costs related to the Facilities which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the Facilities. Total amortization expense was $0.6 million and $1.8 million, respectively, for the three- and nine-month periods ended September 30, 2024 and $0.5 million and $1.8 million, respectively, for the prior-year periods and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the balance of unamortized deferred financing costs related to the Facilities was $9.2 million and $11.1 million, respectively.

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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income (loss) will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three- and nine-month periods ended September 30, 2024. For the three-month period ended September 30, 2023, approximately $0.2 million in net unrealized losses from our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings. The unrealized loss was offset with an unrealized gain from the previous quarter for a net zero impact for nine-month period ended September 30, 2023. The ineffective portion was the result of a voluntary partial de-designation of the hedge relationship related to a prepayment of our existing variable-rate debt discussed in Note 8, “Long-Term Debt and Other Liabilities.” We estimate that approximately $2.3 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statements of Cash Flows as investing activities.

For the three-month period ended September 30, 2024, we recorded a decrease in fair value on the interest rate caps of $7.7 million, net of tax of $2.4 million, and for the nine-month period ended September 30, 2024, we recorded a decrease in fair value on the interest rate caps of $12.7 million, net of tax of $3.5 million. For the three-month period ended September 30, 2023, we recorded a decrease in fair value on the interest rate caps of $1.7 million, net of tax of $0.4 million and for the nine-month period ended September 30, 2023, we recorded a decrease in fair value on the interest rate caps of $7.2 million, net of tax of $2.1 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		September 30,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2024	2023
Current portion of interest rate caps	Prepaid expenses and other current assets	$9,056	$18,801
Non-current portion of interest rate caps	Other non-current assets	$3,824	$10,295

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

The following is a summary of our interest costs for the three- and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest costs charged to expense	$13,098	$13,545	$39,698	$42,254
Amortization of deferred financing costs	621	519	1,818	1,794
Amortization of the purchase price of interest rate caps	575	465	1,967	877
Interest rate cap benefit	(4,730)	(6,589)	(17,599)	(20,422)
Accretion of debt discount	106	85	309	304
Interest expense	9,670	8,025	26,193	24,807
Interest costs capitalized to property and equipment	740	555	1,948	1,557
Interest costs capitalized to software	396	213	940	544
Total interest costs	$10,806	$8,793	$29,081	$26,908

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

The reconciliation of beginning and ending balances of the Investment in Convertible Note as of September 30, 2024 were as follows (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2024
Balance at beginning of period	$3,438	$—
Investment	—	5,000
Change in fair value	323	(1,239)
Balance at end of period	$3,761	$3,761

Long-Term Debt:

As of September 30, 2024 and December 31, 2023, our only financial asset and liability disclosed but not measured at fair value is the Term Loan Facility, which is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurement is classified as Level 2 within the fair value hierarchy since it is based on quoted market prices of our instrument in markets that are not active. We estimated the fair value of the Term Loan Facility by calculating the upfront cash payment a market participant would require to assume this obligation. The upfront cash payment used in the calculation of fair value on our September 30, 2024 Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, is the amount that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the Term Loan Facility.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The fair value and carrying value of long-term debt as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024			December 31, 2023
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
Term Loan Facility	$568,000	$599,668	(2)	$610,000	$604,797	(2)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the Term Loan Facility reflects the unaccreted debt discount of $1.8 million and $2.1 million as of September 30, 2024 and December 31, 2023, respectively. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.

Equity Investment:

During the three-month period ended September 30, 2023, we purchased an equity investment in a publicly traded company for $5.0 million. The equity investment is included in Other non-current assets on the Unaudited Condensed Consolidated Balance Sheets and is recorded at fair value. The equity investment is classified as a Level 1 within the fair value hierarchy based on the quoted stock price on the New York Stock Exchange American Exchange, an active market. For the three- and nine-month periods ended September 30, 2023, we recorded an unrealized holding gain in the equity investment of $0.8 million which is included in Other (income) expense, net in our Unaudited Condensed Consolidated Statements of Operations. This equity investment was sold in the fourth quarter of 2023.

12.
Stock-Based Compensation and 401(k) Plan

Stock-Based Compensation — As of September 30, 2024, we maintained the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), which replaced the Second Amended and Restated 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2024 Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors. Concurrent with the effectiveness of the 2024 Plan on June 4, 2024, no further grants are being made under the 2016 Plan. The 2016 Plan remains in effect for all awards outstanding thereunder on or after June 4, 2024. See Note 12, “Stock-Based Compensation and 401(k) Plan,” in our 2023 10-K for further information regarding the 2016 Plan. The majority of our equity grants are awarded on an annual basis.

For the nine-month period ended September 30, 2024, no options to purchase shares of common stock were granted, options to purchase 221,854 shares of common stock were exercised, no options to purchase shares of common stock were forfeited and 44,614 options to purchase shares of common stock expired.

For the nine-month period ended September 30, 2024, 1,964,385 RSUs were granted, 1,342,875 RSUs vested and 280,718 RSUs were forfeited. The fair value of the RSUs granted during the nine-month period ended September 30, 2024 was approximately $16.6 million, which will generally be recognized over a period of four years.

For the nine-month period ended September 30, 2024, 159,881 deferred stock units were granted, 65,669 vested and 169,683 were settled. The fair value of the deferred stock units granted during the nine-month period ended September 30, 2024 was approximately $1.3 million, approximately one-third of which was recognized immediately and the remainder of which will be recognized over a period of one year.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of service revenue	$457	$448	$1,487	$1,229
Cost of equipment revenue	388	349	1,199	987
Engineering, design and development	1,071	903	3,137	2,565
Sales and marketing	1,054	940	3,229	2,661
General and administrative	2,060	2,595	5,703	8,287
Total stock-based compensation expense	$5,030	$5,235	$14,755	$15,729

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

401(k) Plan — Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $0.6 million and $1.8 million, respectively, during the three- and nine-month periods ended September 30, 2024, and $0.5 million and $1.6 million, respectively, for the prior-year periods.

13.
Income Tax

The effective income tax rates for the three- and nine-month periods ended September 30, 2024 were 12.5% and 23.1%, respectively, compared to 24.3% and (67.1)%, respectively, for the prior-year periods. For the three-month period ended September 30, 2024, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to deferred tax adjustments and tax benefits related to domestic research and development tax credits, partially offset by state income taxes. For the nine-month period ended September 30, 2024, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes and stock-based compensation partially offset by tax benefits related to domestic research and development tax credits and deferred tax adjustments. For the three-month period ended September 30, 2023, our effective income tax rate was higher than the U.S. federal statutory rate of 21% due to state income taxes. For the nine-month period ended September 30, 2023, our effective income tax rate was lower than the U.S. federal statutory rate of 21% due to a partial release of the valuation allowance on our deferred income tax assets, partially offset by state income taxes.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of all available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. The remaining valuation allowance is still required for deferred tax assets related to certain state credits, foreign net operating losses and capital loss carryforwards as it is more likely than not as of September 30, 2024 that these deferred tax assets will not be realized.

We are subject to taxation and file income tax returns in the United States federal jurisdiction and many states, Brazil, Canada, Mexico and the United Kingdom. With few exceptions, as of September 30, 2024 we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2020.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three- and nine-month periods ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, we did not have a liability recorded for interest or potential penalties.

14.
Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception. Lease liabilities are calculated using a discount rate based on our incremental borrowing rate at lease commencement. We have operating lease agreements primarily related to cell sites and office space. Certain cell site and office space leases have renewal option terms that have been deemed reasonably certain to be exercised. These renewal options extend a lease by up to 15 years. We recognize operating lease expense on a straight-line basis over the lease term. As of September 30, 2024, there were no significant leases which had not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$4,202	$3,998	$12,393	$11,908
Financing lease cost:
Amortization of leased assets	14	22	42	100
Interest on lease liabilities	3	—	10	8
Total lease cost	$4,219	$4,020	$12,445	$12,016

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$12,864	$12,203
Operating cash flows used in financing leases	$10	$8
Financing cash flows used in financing leases	$8	$117
Non-cash items:
Operating leases obtained	$5,021	$3,713
Financing leases obtained	$170	$—
Weighted average remaining lease term
Operating leases	6 years	7 years
Financing leases	2 years	1 year
Weighted average discount rate
Operating leases	6.9%	6.8%
Financing leases	9.0%	12.9%

Annual future minimum lease payments as of September 30, 2024 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2024 (period from October 1 to December 31)	$3,013	$46
2025	17,383	62
2026	16,948	60
2027	15,262	15
2028	13,364	—
Thereafter	31,463	—
Total future minimum lease payments	97,433	183
Less: Amount representing interest	(18,252)	(15)
Present value of net minimum lease payments	$79,181	$168
Reported as of September 30, 2024
Accrued liabilities	$11,176	$84
Non-current operating lease liabilities	68,005	—
Other non-current liabilities	—	84
Total lease liabilities	$79,181	$168

15.
Commitments and Contingencies

Contractual Commitments – We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components, or as development services are provided.

On September 18, 2024, we entered into an amendment (the “Amendment”) to that certain OneWeb Distribution Partner Agreement by and between Gogo Business Aviation LLC and Network Access Associates Limited (“Eutelsat OneWeb”), dated as of May 19, 2022 and as previously amended on October 5, 2022 (the “Original Agreement”). Pursuant to the Original Agreement, Gogo partners with Eutelsat OneWeb to utilize its global low earth orbit satellite network. Pursuant to the Amendment, Gogo has made a total guaranteed minimum commitment of $52.5 million over a four-year term, with an option to extend. Following the initial term, the Amendment will automatically renew for successive one-year periods unless one party provides written notice of its intent not to renew, and either party may terminate the Amendment for breach or for insolvency rights. The Amendment also contains customary terms regarding confidentiality, indemnification and limitation of liability.

On May 17, 2024, Airspan Networks Holdings Inc. (“Airspan”) filed a plan supplement to its Joint Prepackaged Chapter 11 Plan of Reorganization, Case No. 24-10621 (the “Plan”), whereby the Company and Fortress Credit Corp. (“Fortress”) agreed in principle to each provide fifty percent (50%) of a new first lien revolving facility in an aggregate committed principal amount of $20.0 million (the “New Revolving Credit Facility”). Unless otherwise extended by the parties, any amounts outstanding under the New Revolving Credit Facility shall be due and payable in full on the first anniversary of the closing date of the New Revolving Credit

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Facility. The Plan, including the Company’s participation in the New Revolving Credit Facility, was approved by the Bankruptcy Court for the District of Delaware on June 28, 2024. On June 27, 2024, Airspan and the Company amended the Master Service Agreement, dated November 25, 2019. Further, on October 11, 2024, in connection with Airspan becoming a private company, the Company, Airspan and Fortress executed the necessary documents for the New Revolving Credit Facility to become active.

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware (the “Court”) alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents recently issued to the plaintiff. The suit seeks compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. On May 29, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC amended its answer and counterclaims in the same suit, alleging that three of the six patents asserted by SmartSky are unenforceable due to inequitable conduct before the U.S. Patent Office. A trial date has been scheduled for April 14, 2025. Claim construction proceedings, fact discovery and expert discovery are completed. Dispositive motions are expected to follow in advance of the trial date. We continue to vigorously defend our position in the infringement suit. The outcome of the underlying litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

16.
Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2024	$(934)	$16,730	$15,796
Other comprehensive income (loss) before reclassifications	(126)	1,040	914
Less: income realized and reclassified to earnings	—	11,751	11,751
Net current period comprehensive income (loss)	(126)	(10,711)	(10,837)
Balance at September 30, 2024	$(1,060)	$6,019	$4,959

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2023	$(1,225)	$31,353	$30,128
Other comprehensive income (loss) before reclassifications	123	8,405	8,528
Less: income realized and reclassified to earnings	—	14,743	14,743
Net current period comprehensive income (loss)	123	(6,338)	(6,215)
Balance at September 30, 2023	$(1,102)	$25,015	$23,913

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
•
our ability to evaluate and pursue strategic opportunities, including acquisitions, as well as integrate them into our business;
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
•
fluctuations in our operating results;
•
our ability to fully utilize portions of our deferred income tax assets; and
•
other risks and factors listed under “Risk Factors” in the 2023 10-K, in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on May 7, 2024 (the “2024 Q1 10-Q”), in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, as filed with the SEC on August 7, 2024 (the “2024 Q2 10-Q”), and in Item 1A of this Quarterly Report on Form 10-Q.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2023 10-K, in Item 1A of the 2024 Q1 10-Q, in Item 1A of the 2024 Q2 10-Q and in Item 1A and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to “years” or “fiscal” are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo is a leading provider of broadband connectivity services for the business aviation market. We have served this market for more than 25 years. Our mission is to enrich the lives of passengers and the efficiency of operators with the world’s best business aviation in-flight connectivity and customer support. We have always sought to provide the best connectivity for the business aviation market regardless of technology, and we have a successful history of doing so. Until recently, we focused primarily on business aviation aircraft in North America, which comprise approximately 63% of the worldwide business aviation fleet, and we are the leading provider of in-flight connectivity in that market. Gogo started in analogue air-to-ground (“ATG”) technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, then back to ATG with our digital broadband 3G and 4G networks beginning in 2010. We are currently developing our fourth ATG network – Gogo 5G – that we expect to commercially launch late in the second quarter of 2025. Simultaneous with the development of Gogo 5G, we are actively working with a subset of AVANCE customers and customers utilizing our legacy Gogo Biz ATG airborne system operating on our ground 3G and 4G networks to upgrade to an AVANCE system compatible with a new LTE network. We anticipate this subset of customers will see improved performance because of this network transition, which is expected to occur in early 2026. The cost for the transition to the new LTE network is partially being reimbursed through our participation in the Federal Communications Commission (“FCC”) Secure and Trusted Communications Networks Reimbursement Program (the “FCC Reimbursement Program”).

We also continue to provide narrowband satellite services to customers in North America and internationally through distribution agreements with satellite providers. In May 2022, in order to further serve our existing customers and expand our target market, we announced plans to expand our broadband offerings beyond ATG by launching the first global broadband service designed for all models of business aircraft (“Gogo Galileo”). The service will use electronically steered antennas (“ESAs”), specifically designed to address a broad range of business aviation aircraft, operating on a low earth orbit (“LEO”) satellite network. The half duplex (“HDX”) antenna is designed to fit on any size business aircraft and is targeted for commercial launch in the fourth quarter of 2024. The full duplex (“FDX”) antenna is designed for larger aircraft and is targeted for commercial launch in the second quarter of 2025. We believe that Gogo Galileo, in combination with, or as an alternative to, our ATG systems will allow us to increase our penetration of the North American market and provide an upgrade path for our existing ATG customer base. In addition, we believe that Gogo Galileo will allow us to penetrate the business aviation market outside of North America, where only approximately 6% of business aviation aircraft are installed with in-flight connectivity systems.

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

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the business aviation industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•
costs associated with the implementation of, and our ability to implement on a timely basis, our technology roadmap, including upgrades to and installation of the ATG technologies we currently offer, Gogo 5G, Gogo Galileo, LTE and any other next generation or other new technology or technology that we acquire;

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Aircraft online (at period end)
ATG AVANCE	4,379	3,784	4,379	3,784
Gogo Biz	2,637	3,366	2,637	3,366
Total ATG	7,016	7,150	7,016	7,150
Narrowband satellite	4,180	4,395	4,180	4,395
Average monthly connectivity service revenue per aircraft online
ATG	$3,497	$3,373	$3,474	$3,378
Narrowband satellite	332	294	319	297
Units sold
ATG	214	192	703	692
Narrowband satellite	39	40	132	132
Average equipment revenue per unit sold (in thousands)
ATG	$75	$77	$75	$73
Narrowband satellite	46	39	43	48

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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$81,857	$79,546	$245,459	$237,107
Equipment revenue	18,672	18,403	61,451	62,660
Total revenue	100,529	97,949	306,910	299,767
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	19,051	18,116	55,793	51,732
Cost of equipment revenue (exclusive of amounts shown below)	15,165	12,320	47,383	47,983
Engineering, design and development	9,759	9,154	29,279	26,259
Sales and marketing	8,551	7,015	25,870	21,748
General and administrative	24,917	13,336	61,416	40,734
Depreciation and amortization	4,015	4,692	11,743	12,022
Total operating expenses	81,458	64,633	231,484	200,478
Operating income	19,071	33,316	75,426	99,289
Other expense (income):
Interest income	(2,419)	(1,622)	(6,587)	(5,509)
Interest expense	9,670	8,025	26,193	24,807
Loss on extinguishment of debt	—	—	—	2,224
Other expense (income), net	(332)	(728)	1,286	(733)
Total other expense	6,919	5,675	20,892	20,789
Income before income taxes	12,152	27,641	54,534	78,500
Income tax provision (benefit)	1,522	6,728	12,575	(52,711)
Net income	$10,630	$20,913	$41,959	$131,211

Three and Nine Months Ended September 30, 2024 and 2023

Revenue:

Revenue and percent change for the three- and nine-month periods ended September 30, 2024 and 2023 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Service revenue	$81,857	$79,546	2.9%	$245,459	$237,107	3.5%
Equipment revenue	18,672	18,403	1.5%	61,451	62,660	(1.9)%
Total revenue	$100,529	$97,949	2.6%	$306,910	$299,767	2.4%

Total revenue increased to $100.5 million for the three-month period ended September 30, 2024 as compared with $97.9 million for the prior-year period, due to an increase in service revenue. Total revenue increased to $306.9 million for the nine-month period ended September 30, 2024 as compared with $299.8 million for the prior-year period due to an increase in service revenue, partially offset by a decrease in equipment revenue.

Service revenue increased to $81.9 million and $245.5 million, respectively, for the three- and nine-month periods ended September 30, 2024, as compared with $79.5 million and $237.1 million, respectively, for the prior-year periods, due to increases in ARPU.

Equipment revenue increased to $18.7 million for the three-month period ended September 30, 2024 as compared with $18.4 million for the prior-year period, due to an increase in the number of ATG units sold, with 214 units sold during the three-month period ended September 30, 2024 as compared with 192 units sold during the prior-year period. Equipment revenue decreased to $61.5 million for the nine-month period ended September 30, 2024 as compared with $62.7 million for the prior-year period due to a decrease in equipment repair revenue.

We expect service revenue to decline in the near term as a result of expected decline in ATG services sold to Intelsat for commercial aviation and increase in the future as additional aircraft come online after the launch of Gogo 5G and Gogo Galileo. We expect equipment revenue to increase in the future driven by growth in sales of ATG units including Gogo 5G, and Gogo Galileo units.

Cost of Revenue:

Cost of revenue and percent change for the three- and nine-month periods ended September 30, 2024 and 2023 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2024	2023	2024 over 2023	2024	2023	2024 over 2023
Cost of service revenue	$19,051	$18,116	5.2%	$55,793	$51,732	7.9%
Cost of equipment revenue	$15,165	$12,320	23.1%	$47,383	$47,983	(1.3)%

Cost of service revenue increased 5% and 8% to $19.1 million and $55.8 million, respectively, for the three- and nine-month periods ended September 30, 2024, as compared with $18.1 million and $51.7 million, respectively, for the prior-year periods due to an increase in ATG network costs.

We expect cost of service revenue to increase over time, due to service revenue growth and increasing network costs, including those for Gogo 5G, Gogo Galileo, and our data center.

Cost of equipment revenue increased 23% to $15.2 million for the three-month period ended September 30, 2024 as compared with $12.3 million for the prior-year period, due to a $1.6 million increase related to the FCC Reimbursement Program for certain expense reductions in the prior year and $1.2 million due to an increase in ATG units sold. Cost of equipment revenue decreased 1% to $47.4 million for the nine-month period ended September 30, 2024 as compared with $48.0 million for the prior-year period due to lower inventory reserves.

We expect that our cost of equipment revenue will increase with growth in units sold, including Gogo 5G and Gogo Galileo units, following the launch of those products.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 7% and 12% to $9.8 million and $29.3 million, respectively, for the three- and nine-month periods ended September 30, 2024, as compared with $9.2 million and $26.3 million, respectively, for the prior-year periods due to personnel costs.

We expect engineering, design and development expenses as a percentage of service revenue to increase in 2024, driven by Gogo Galileo development costs and Gogo 5G program spend, and decrease thereafter as these developmental projects are completed and the level of investment decreases and revenue from these product roll-outs increases.

Sales and Marketing Expenses:

Sales and marketing expenses increased 22% and 19% to $8.6 million and $25.9 million, respectively, for the three- and nine-month periods ended September 30, 2024, as compared with $7.0 million and $21.7 million, respectively, for the prior-year periods due to personnel costs.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively flat in the future.

General and Administrative Expenses:

General and administrative expenses increased 87% and 51% to $24.9 million and $61.4 million, respectively, for the three- and nine-month periods ended September 30, 2024, as compared with $13.3 million and $40.7 million, respectively, for the prior-year periods due to increased legal and acquisition-related expenses.

We expect general and administrative expenses as a percentage of service revenue to decrease over time.

Depreciation and Amortization:

Depreciation and amortization expense decreased 14% and 2% to $4.0 million and $11.7 million, respectively, for the three- and nine-month periods ended September 30, 2024, as compared with $4.7 million and $12.0 million, respectively, for the prior-year periods.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other (Income) Expense:

Other expense (income) and percent change for the three- and nine-month periods ended September 30, 2024 and 2023 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change
	2024	2023	2024 over 2023
Interest income	$(2,419)	$(1,622)	49.1%
Interest expense	9,670	8,025	20.5%
Other expense (income), net	(332)	(728)	nm
Total	$6,919	$5,675	21.9%

	For the Nine Months Ended September 30,		% Change
	2024	2023	2024 over 2023
Interest income	$(6,587)	$(5,509)	19.6%
Interest expense	26,193	24,807	5.6%
Loss on extinguishment of debt	—	2,224	nm
Other expense (income), net	1,286	(733)	nm
Total	$20,892	$20,789	0.5%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense increased to $6.9 million for the three-month period ended September 30, 2024 as compared with $5.7 million for the prior-year period, due to interest expense, partially offset by an increase in interest income. Total other expense increased to $20.9 million for the nine-month period ended September 30, 2024 as compared with $20.8 million for the prior-year period, due to the unrealized holding loss on the Investment in Convertible Note in the current-year period as compared with an unrealized holding gain on investment in an equity investment in the prior-year period and increased interest expense, partially offset by the loss on extinguishment of debt in the prior year and an increase in interest income.

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

Income Taxes:

The effective income tax rates for the three- and nine-month periods ended September 30, 2024 were 12.5% and 23.1%, respectively, as compared to 24.3% and (67.1)%, respectively, for the prior-year periods. For the three- and nine-month periods ended September 30, 2024, our income tax provision was $1.5 million and $12.6 million, respectively, due to pre-tax income. For the three-month period ended September 30, 2023, our income tax provision was $6.7 million due to pre-tax income and for the nine-month period ended September 30, 2023, our income tax benefit of $52.7 million was primarily due to a partial release of the valuation allowance on our deferred income tax assets, partially offset by pre-tax income. See Note 13, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) acquisition-related costs, (iii) change in fair value of Investment in Convertible Note and equity investment and (iv) loss on extinguishment of debt. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

Acquisition-related costs include direct transaction costs, such as due diligence and advisory fees. We believe it is useful for an understanding of our operating performance to exclude acquisition-related costs from Adjusted EBITDA because they are infrequent and do not reflect our operating performance.

We believe it is useful for an understanding of our operating performance to exclude from Adjusted EBITDA the changes in fair value of Investment in Convertible Note and an equity investment because this activity is not related to our operating performance.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA:
Net income attributable to common stock (GAAP)	$10,630	$20,913	$41,959	$131,211
Interest expense	9,670	8,025	26,193	24,807
Interest income	(2,419)	(1,622)	(6,587)	(5,509)
Income tax provision (benefit)	1,522	6,728	12,575	(52,711)
Depreciation and amortization	4,015	4,692	11,743	12,022
EBITDA	23,418	38,736	85,883	109,820
Stock-based compensation expense	5,030	5,235	14,755	15,729
Acquisition-related costs	6,654	—	6,654	—
Loss on extinguishment of debt	—	—	—	2,224
Change in fair value of convertible note and equity investments	(323)	(773)	1,239	(773)
Adjusted EBITDA	$34,779	$43,198	$108,531	$127,000

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$25,134	$18,677	$79,740	$52,818
Consolidated capital expenditures	(8,196)	(5,355)	(18,894)	(18,717)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	1,120	3	1,215	3
Proceeds from interest rate caps	6,536	7,676	19,454	20,165
Free cash flow	$24,594	$21,001	$81,515	$54,269

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
·
Adjusted EBITDA does not reflect acquisition-related costs;
·
Adjusted EBITDA does not reflect unrealized holding gains or losses on equity investments and investments in convertible notes;
·
Adjusted EBITDA does not reflect the loss on extinguishment of debt;
·
Free Cash Flow does not represent the total increase or decrease in our cash balance for the period; and
·
since other companies in our or related industries may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$79,740	$52,818
Net cash used in investing activities	(3,225)	(3,408)
Net cash used in financing activities	(38,902)	(113,881)
Effect of foreign exchange rate changes on cash	29	78
Net increase (decrease) in cash, cash equivalents and restricted cash	37,642	(64,393)
Cash, cash equivalents and restricted cash at the beginning of period	139,366	150,880
Cash, cash equivalents and restricted cash at the end of period	$177,008	$86,487
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$177,008	$86,487
Less: non-current restricted cash	330	330
Cash and cash equivalents at the end of the period	$176,678	$86,157

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

Liquidity:

Based on our current plans, we expect our cash and cash equivalents, cash flows provided by operating activities and access to the Revolving Facility and capital markets will be sufficient to meet the cash requirements of our business, including the acquisition of Satcom Direct, capital expenditure requirements, debt maturities and share repurchases, if any, for at least the next twelve months and thereafter for the foreseeable future.

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Securities Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. During the nine-month period ended September 30, 2024, we repurchased an aggregate 3.6 million shares of our common stock for $30.8 million. As of September 30, 2024, the remaining amount available to be repurchased under the program was $14.5 million.

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.25% to 3.75% per annum depending on GIH’s senior secured first lien net leverage ratio and a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin ranging from 2.25% to 2.75% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of September 30, 2024, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 3.25%.

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

The proceeds of the Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay the other fees and expenses incurred in connection with the Refinancing and the Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of September 30, 2024 and December 31, 2023.

For additional information on the 2021 Credit Agreement, see Note 8, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements.

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committees of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the latest reduction of $175.0 million having occurred on July 31, 2024. The aggregate notional amount of the interest rate caps as of September 30, 2024 is $350.0 million. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 9, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net income	$41,959	$131,211
Non-cash charges and credits	43,982	(20,252)
Changes in operating assets and liabilities	(6,201)	(58,141)
Net cash provided by operating activities	$79,740	$52,818

For the nine-month period ended September 30, 2024, net cash provided by operating activities was $79.7 million as compared with $52.8 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $25.0 million decrease in net income and non-cash charges and credits, as noted above under “Results of Operations.”
•
A $51.9 million improvement in cash flows related to operating assets and liabilities resulting from:
o
An increase in cash flows due to the following:
▪
Changes in prepaid expenses and other current assets related to the FCC Reimbursement Program;
▪
Changes in accrued liabilities due to the timing of payments related to personnel costs;
▪
Changes in accrued interest due to the change in timing of payments; and
▪
Changes in accounts payable due to the timing of payments.
o
Partially offset by a decrease in cash flows resulting from changes in contract assets due to additional promotional sales programs in the current year as compared to the prior year.

Cash flows used in Investing Activities:

Cash used in investing activities was $3.2 million for the nine-month period ended September 30, 2024, due to $18.9 million of capital expenditures noted below and a $5.0 million convertible note investment, partially offset by $19.5 million of proceeds from interest rate caps and $1.2 million of proceeds received from the FCC Reimbursement Program associated with the reimbursement of capital expenditures.

Cash used in investing activities was $3.4 million for the nine-month period ended September 30, 2023, due to $18.7 million of capital expenditures noted below and a $5.0 million equity investment, partially offset by $20.2 million of proceeds from interest rate caps.

Cash flows used in Financing Activities:

Cash used in financing activities for the nine-month period ended September 30, 2024 was $38.9 million due to share repurchases, principal payments on the Term Loan Facility and stock-based compensation activities.

Cash used in financing activities for the nine-month period ended September 30, 2023 was $113.9 million, due to principal payments on the Term Loan Facility and stock-based compensation activities.

Capital Expenditures

Our operations require capital expenditures associated with our ATG network, data centers and regulatory licenses. We capitalize software development costs related to network technology solutions. We also capitalize costs related to the build out of our office locations.

Capital expenditures for the nine-month periods ended September 30, 2024 and 2023 were $18.9 million and $18.7 million, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both September 30, 2024 and December 31, 2023 primarily included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under the Term Loan Facility and Revolving Facility (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of September 30, 2024, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of September 30, 2024 was $350.0 million. Based on our September 30, 2024 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $2.7 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 1.25% and the $100 million reduction in the notional amount and an increase of the strike rate to 2.25% that will occur on July 31, 2025. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $6.0 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three- and nine-month periods ended September 30, 2024 and 2023 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Risks Related to Our Business

As we expand geographically and otherwise, we may experience difficulties in maintaining our corporate culture, and our business, results of operations and financial condition could be adversely affected.

We believe that our corporate culture has been a critical component of our success, and have invested substantial time and resources in building this culture. As we further expand our business and grow internationally, we may find it difficult to maintain our corporate culture. For instance, we recently signed an agreement to acquire Satcom Direct’s business and, to the extent it is consummated, we will be required to make certain changes to integrate it into our larger business. For more information, see Note 1, “Basis of Presentation—Acquisition of Satcom Direct,” to our Unaudited Condensed Consolidated Financial Statements for a discussion of the pending acquisition. Any failure to manage organizational changes from our expansion, including in our management or employee base, in a manner that preserves the key aspects of our culture could be detrimental to our future success, including by limiting our ability to recruit and retain personnel and to effectively pursue our corporate objectives. For example, we are dedicated to creating and maintaining a diverse and inclusive culture and to having every employee feel like they have a home at our company, and our expansion may hinder these efforts. This, in turn, could adversely affect our business, results of operations and financial condition.

In addition, expansion could lead to our organizational structure becoming more complex, and could strain our ability to maintain reliable service levels for our customers (both existing customers of the Company and, to the extent the acquisition of Satcom Direct is consummated, new customers acquired as a result of Satcom Direct’s business). If we fail to achieve the necessary level of efficiency in our organization as we grow, then our business, results of operations and financial condition could be adversely affected. See “—When we expand our business outside the United States with Gogo Galileo, we will be exposed to a variety of risks associated with international operations that could adversely affect our business.” in our 2023 10-K.

We may be unsuccessful at evaluating and pursuing strategic opportunities, including acquisitions, as well as integrating them into our business, which could adversely affect our revenue, financial condition and results of operation.

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

In addition, to the extent we consummate acquisitions or other related transactions, these completed acquisitions may entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations; increased regulatory compliance relating to the acquired business; difficulties in assimilating acquired businesses, their personnel and their financial reporting systems, which would prevent the expected benefits from the transaction from being realized within the anticipated timeframe; negative effects on existing business relationships with suppliers and customers; and loss of key employees of the acquired businesses or our business. In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and amortization expense related to intangible assets, which could have a material adverse effect on our business, financial condition, operating results and cash flows, or the issuance of additional equity, which could dilute our shareholders’ interests.

Finally, there can be no assurance that we will be able to negotiate any acquisition successfully, and once negotiated, receive the required approvals for any acquisition or otherwise conclude any acquisition successfully, or that any acquisition will achieve the anticipated synergies or other positive results. For more information, see Note 1, “Basis of Presentation—Acquisition of Satcom Direct,” to our Unaudited Condensed Consolidated Financial Statements for a discussion of our pending acquisition, including the conditions in the Purchase Agreement to consummating the acquisition. We cannot provide any assurance that the pending Satcom Direct acquisition will be completed, and to the extent it is completed, we cannot provide any assurance that we will successfully integrate or achieve the anticipated synergies of Satcom Direct’s technology, personnel, geographical reach, financial condition or business generally. Additionally, we cannot reasonably predict the impact that Satcom Direct’s key operating results or business, or investors’ perception of its future value, would have on the market’s perception of our Company’s overall value. There are also risks associated with the incurrence of an additional $275 million of incremental term loans under Intermediate’s existing credit facility to fund a portion of the cash purchase price of the acquisition. For more information, see “Item 1A “Risk Factors—Risks Related to Our Indebtedness—We and our subsidiaries have substantial debt and may incur substantial additional debt in the future, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and reduce the value of your investment.” in our 2023 10-K. Overall, if our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company’s profitability, business and financial condition could be negatively affected.

Risks Related to Our Technology and Intellectual Property

We are currently delayed in deploying Gogo 5G, and may be unsuccessful or further delayed in developing and deploying this or other next generation technologies.

We are currently developing a next generation ATG network using 5G technology, unlicensed spectrum, and licensed spectrum. Gogo 5G will be capable of working with different spectrum and supporting different next generation technologies. As previously disclosed, we are delayed in our commercial, nationwide launch of Gogo 5G due to a design error in a non-5G component of our chip, which was designed by a third-party subcontractor of our 5G solution provider. We currently expect the launch of Gogo 5G to occur late in the second quarter of 2025, and are working with our vendors to finalize the schedule.

There can be no assurance that, during the current delay of our 5G launch, our customers will not seek alternative technologies of competitors. The launch of 5G may, depending on the impact of delays, launch closely in time or shortly after the launch of Gogo Galileo service, which could impede our marketing and sales efforts with respect to either offering, due to possible customer confusion among the offerings or lack of sufficient customer focus on either one during launch. Additionally, while we expect to launch Gogo 5G late in the second quarter of 2025, we cannot assure you that the 5G launch or our launch of other next generation technologies will in fact occur in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market. The ongoing delay and any future delays could also decrease customer confidence, including from current or prospective customers, in our offerings, and negatively impact our financial position.

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

The following table summarizes our purchases of common stock during the three-month period ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
July 1-31, 2024	—	$—	—	$22,083
August 1-31, 2024	306,000	$7.81	306,000	$19,699
September 1-30, 2024	708,598	$7.36	708,598	$14,497

(1)Average price paid per share includes transaction costs associated with the repurchases.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibits

2.1*

Purchase Agreement, by and among Satcom Direct Holdings, Inc., SDHC Holdings, Inc., Satcom Direct Government Holdings, Inc., ndtHost Holdings, Inc., Satcom Direct, Inc., Satcom Direct Holding Company, LLC, Satcom Direct Government, Inc., ndtHost, LLC, Gogo Direct Holdings LLC, James W. Jensen and Gogo Inc., dated as of September 29, 2024 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on October 1, 2024)

10.1†	OneWeb Distribution Partner Agreement by and between Gogo Business Aviation LLC and Network Access Associates Limited, dated as of May 19, 2022

10.2†

Addendum 2 to OneWeb Distribution Partner Agreement by and between Gogo Business Aviation LLC and Network Access Associates Limited, dated as of September 18, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 24, 2024)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment for certain portions of the agreement pursuant to Rule 24b-2 of the Exchange Act, for any document so furnished.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. If requested by the SEC or its staff, the Company will promptly provide on a supplemental basis an unredacted copy of the exhibit and its materiality and privacy or confidentiality analyses.

** This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gogo Inc.
Date: November 5, 2024
/s/ Oakleigh Thorne
Oakleigh Thorne
Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

/s/ Jessica G. Betjemann
Jessica G. Betjemann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)