Form 10-K
period 2024-12-31
Gogo Inc.
filed 2025-03-14
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $606,001,482 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of March 7, 2025, 131,350,127 shares of $0.0001 par value common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 3, 2025 are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

Gogo Inc.

INTRODUCTORY NOTE

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, references to: (i) “we,” “us,” “our,” “Gogo,” or the “Company” refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the term means only Gogo Inc. exclusive of its subsidiaries; and (ii) “fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal year ended December 31. Unless otherwise indicated, information contained in this Annual Report on Form 10-K is as of December 31, 2024. We have made rounding adjustments to reach some of the figures included in this Annual Report on Form 10-K and, unless otherwise indicated, percentages presented in this Annual Report on Form 10-K are approximate.

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, acquisitions, plans, goals and expectations concerning our market position, international expansion, future technologies, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Annual Report on Form 10-K.

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

Risks Related to Our Business

•
our ability to continue to generate revenue from the provision of our connectivity and other service offerings;
•
our development and fixed-price contracts;
•
our reliance on our key OEMs and dealers for equipment sales;
•
our dependence on single-source, third party satellite network providers;
•
the impact of competition;
•
our ability to maintain high-quality customer support;
•
our reliance on third parties for equipment components and services;
•
our participation in U.S. government contracts;
•
our participation in non-U.S. government contracts;
•
the finite useful life of satellites;
•
the impact of global supply chain and logistics issues, tariffs and inflationary trends;
•
the continued expansion of our business outside of the United States;
•
foreign currency risk;
•
the impact of our expansion geographically and otherwise on our corporate culture;
•
our ability to recruit, train and retain highly skilled employees, and the loss of any key personnel;
•
the impact of pandemics or other outbreaks of contagious diseases, and the measures implemented to combat them;
•
the impact of adverse economic conditions;
•
our ability to fully utilize portions of our deferred tax assets;
•
the impact of attention to climate change, conservation measures and other ESG matters; and

•
our ability to evaluate or pursue strategic opportunities.

Risks Related to the Satcom Direct Acquisition

•
our ability to integrate Satcom Direct’s business, and the potential failure to realize or delay in realizing all of the anticipated benefits of the acquisition; and
•
the changes in executive management that occurred as part of the acquisition.

Risks Related to Our Technology and Intellectual Property

•
our ability to develop and deploy Gogo 5G, Gogo Galileo or other next generation technologies;
•
our ability to maintain our rights to use our licensed 4MHz of ATG spectrum in the United States and obtain rights to additional spectrum if needed;
•
the impact of service interruptions or delays, cyberattacks, technology failures, equipment damage or system disruptions or failures;
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
•
our ability to comply with anti-bribery, anti-corruption, anti-money laundering and export control laws;
•
the extent of expenses, liabilities or business disruptions resulting from litigation;
•
the impact of global climate change and legal, regulatory or market responses to it;
•
the impact of the distribution of income among various jurisdictions in which we operate as well as changes in tax law or regulation on our U.S. and non-U.S. tax liabilities; and
•
the impact of changes in laws and regulations on U.S. government contractors.

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
•
the impact of our stockholder concentration and of our Executive Chair of the Board being a significant stockholder;
•
our ability to fulfill our obligations associated with being a public company;
•
the impact of identified material weaknesses in our internal control over financial reporting; and
•
the impact of anti-takeover provisions, ownership provisions and certain other provisions in our charter, our bylaws, Delaware law, and our existing and any future credit facilities.

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

Item 1. Business

Company Overview

Acquisition of Satcom Direct, LLC (the “Transaction”)

On December 3, 2024 (the “Closing”), we purchased all of the issued and outstanding equity interests of Satcom Direct, LLC, a Delaware limited liability company (f/k/a Satcom Direct, Inc., a Florida corporation) and certain of its affiliates and subsidiaries (collectively, “Satcom Direct”), in exchange for (i) an aggregate cash purchase price of approximately $375,000,000, subject to customary post-closing adjustments, (ii) 5,000,000 restricted shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (valued at approximately $40,500,000 based on the Company’s closing stock price of $8.10 on December 2, 2024), and (iii) up to an additional $225,000,000 in potential earnout payments of cash and/or Common Stock tied to realizing certain financial performance milestones over four years following the Closing.

The acquisition has created the only in-flight connectivity provider able to satisfy the performance and cost needs of every segment of the global business aviation and military/government mobility markets. Founded in 1997, Satcom Direct primarily engages in providing business, military and government in-flight connectivity services as a reseller of satellite services. Satcom Direct operates worldwide with an international sales and service team based in nine countries. Satcom Direct sells services and equipment globally through their international sales force to OEMs, governments, military groups and private fleet companies, among other entities. Satcom Direct manages a network operating center and maintains its own data center in Melbourne, Florida with licensed data sites strategically placed around the world.

In connection with the Closing, the Company and Gogo Intermediate Holdings LLC (“GIH”), a direct wholly owned subsidiary of Gogo Inc., entered into a credit agreement with HPS Investment Partners, LLC, as the administrative agent, and the lenders party thereto, which provides for a term loan credit facility (the “HPS Term Loan Facility”) in an aggregate principal amount of $250 million. The HPS Term Loan Facility amortizes in quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the HPS Term Loan Facility on April 30, 2028.

Concurrently with the closing of the HPS Term Loan Facility and the Closing, the Company and GIH, entered into a second amendment to that certain Credit Agreement, dated as of April 30, 2021 (the “Original 2021 Credit Agreement”, as it may be amended, supplemented or otherwise modified from time to time, the “2021 Credit Agreement”), with the guarantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto, to, among other purposes, (i) increase the aggregate principal amount of revolving commitments available under the 2021 Credit Agreement to $122,000,000 and (ii) extend the maturity date of the Revolving Facility (as defined below) to December 3, 2029 (subject to such maturity date springing to the date that is 90 days prior to the then-current maturity date of (a) the 2021 Term Loan Facility under the 2021 Credit Agreement and (b) the HPS Term Loan Facility under the HPS Credit Agreement under certain conditions).

Segments

As a result of the Company’s acquisition of Satcom Direct, the Company has two reportable segments as of December 31, 2024: the legacy pre-acquisition operations of the Company (“Gogo BA”) and the acquired entity, Satcom Direct. The Gogo BA segment provides in-flight connectivity for business aviation via air-to-ground (“ATG”) and satellite networks. The Satcom Direct segment primarily provides global satellite-based communication solutions for business, military and government aircraft. Satcom Direct is managed as a separate reportable segment, but in the future, after integrating the Satcom Direct business, we may determine to realign our reportable segments.

Our Strategy and our Solutions

The Company’s acquisition of Satcom Direct created a combined organization, which currently is the only multi-orbit, multi-band in-flight connectivity provider offering connectivity technology purpose-built for business and military/government aviation. The Company has a holistic approach of providing broadband connectivity services to its customers from small to large aircraft and heavy jets through the Company’s ATG technology and multiple satellite constellations, which aim to deliver consistent, global tip-to-tail connectivity with a suite of software, hardware, and advanced infrastructure supported by a 24/7/365 in-person customer support team.

The key strategic drivers of the Transaction included, among others, (i) access to Satcom Direct’s established global footprint, which includes a mature sales force and customers in over 100 countries; (ii) an established global military/government team and existing global military/government customers, with the ability to provide the Company entry into the large and fast-growing military/government mobility vertical for aircraft and land; (iii) additional products to provide to legacy customers of Gogo BA, including, among others, Satcom Direct’s well-known customer software solution, SD Pro®; (iv) a competitive cost structure achieved through cost synergies; and (v) integrated low earth orbit (“LEO”) and geostationary earth orbit (“GEO”) satellite solutions aimed at providing greater reliability and redundancy for customers, enabling the Company to distinguish itself as a holistic satellite network integrator.

We believe the combined organization is well-positioned to accelerate growth in the evolving in-flight connectivity market, which is experiencing significant change due to several catalysts. The most significant advancement in technology driving change in our industry today is the introduction of LEO satellite technology, which provides, among other things, a global service offering, higher capacity and lower latency than available alternatives. Further, we believe that demand for in-flight connectivity will continue to increase because of changes in the demographics of our customer base, the proliferation of social applications and lifestyle changes that remain in a post-COVID world, such as videoconferencing and live streaming.

We view all these significant changes as opportunities to leverage our combined Company’s technological know-how and deep understanding of the in-flight connectivity market and to drive greater penetration of our solutions in our markets over the next decade.

•
Gogo Galileo: We commercially launched the first global LEO broadband satellite service purpose-built for business aviation (“Gogo Galileo”) in the first quarter of 2025. Gogo Galileo will use an electronically steered antenna (“ESA”), specifically designed with Hughes Network Systems, LLC (“Hughes”) to address a broad range of business aviation and military/government aircraft, operating on a LEO satellite network operated by Network Access Associates, Ltd. (“Eutelsat OneWeb”). We believe that Gogo Galileo, in combination with or as an alternative to our ATG and GEO services, will allow us to increase our penetration of the North American market and provide an upgrade path and an additional product for our existing ATG and GEO customer base. In addition, we believe that Gogo Galileo will allow us to penetrate the business aviation and military/government market outside of North America, where there has been a lower adoption rate of in-flight connectivity. The launch of Gogo Galileo is also expected to augment our combined product and service offerings for ATG broadband, GEO broadband, and narrowband satellite services, as described below.
•
ATG Broadband Service: Gogo is the leading provider of in-flight connectivity in the ATG broadband market in North America. Gogo started in analogue ATG technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, and then back to ATG with our digital broadband networks beginning in 2010. We continue to augment our ATG broadband connectivity services through the addition of our fourth ATG broadband network (Gogo 5G), which we expect to deliver revenue in the fourth quarter of 2025. We are also actively working with a subset of our customers utilizing our AVANCE products and legacy Gogo Biz ATG airborne system to transition to an AVANCE system compatible with a new LTE network. We anticipate this subset of customers will see improved performance because of this network transition, which is expected to occur in 2026. The cost for the transition to the new LTE network is offset by our participation in the FCC Secure and Trusted Communications Networks Reimbursement Program (the “FCC Reimbursement Program”).
•
GEO Broadband Service: As a result of the Transaction, we now partner with industry satellite network operators to deliver GEO Ku- and Ka-band services. Our combined product offerings allow us to integrate and offer network agnostic solutions, providing customers with GEO satellite services utilizing networks provided by operators, including, among others, Intelsat Jackson Holdings S.A. (“Intelsat”) and Viasat, Inc. (“Viasat”).
•
Narrowband Satellite Services: Since our initial migration to narrowband satellite connectivity in the early 2000s, we continue to provide narrowband satellite services to customers in North America and internationally. We now provide this narrowband satellite service through reseller agreements with satellite providers, including Iridium Satellite LLC (“Iridium”) and Viasat.

As of December 31, 2024, we had approximately 1,249 activated GEO broadband business aviation customer aircraft and 7,059 line-replaceable units (“LRUs”) for our ATG broadband services, of which approximately 4,608 were equipped with AVANCE.

Our Products, Services and Customer Support

We accomplish our mission as the world’s only multi-orbit, multi-band in-flight connectivity provider, by delivering secure and reliable in-flight connectivity solutions for business and military/government aviation, and by offering a comprehensive portfolio of products and services consisting of our in-flight systems, in-flight services, aviation partner support, engineering, design and development services, and production operations functions.

In-Flight Systems. Across both of our business aviation and military/government customer bases, our customers have a broad range of equipment choices for their in-flight systems, which allows us to provide a solution based on geography, mission, size of aircraft and passenger preference. Customers can select a variety of different products such as our legacy AVANCE platforms and Gogo Galileo, products acquired with Satcom Direct, including Plane Simple®, Satcom Direct Router (“SDR”), SD PRO®, and FlightDeck Freedom, and other products to fit their needs.

In-Flight Services (Service Plans). Across both our business aviation and military/government customer bases, we provide a wide range of in-flight services for passengers, flight and cabin crews and our aviation partners. We offer a variety of connectivity services tailored to our various networks and technologies that are generally priced on a per-aircraft per-month basis. We offer service plans ranging from unlimited data usage to an hourly monthly consumption plan, and offer alongside these data plans voice rates, inflight entertainment options, and other service features.

Infrastructure. The infrastructure supporting our in-flight connectivity services consists of our networks, towers, cybersecurity software, and data centers.

Customer Support. We strive to deliver a premium customer experience throughout our business. Our support and service organization leads these efforts and provides operational assistance and comprehensive analytics to our customers 24/7/365. The organization assists with installations, troubleshooting, system activations, and data analysis to evaluate our system and operational performance.

Product Development. Our engineering, design, and development (“ED&D”) operations augment our service and support teams. The in-house ED&D organization translates business requirements into products that comply with rigorous avionics certification requirements. Specialized capabilities within our ED&D operation include, among others, radiofrequency engineering, airborne platform development, network engineering, systems engineering, and application development and business systems.

Given our highly specialized technology and required production levels, we design, assemble and test our airborne LRUs, SDRs and Plane Simple® terminals in-house, while relying on third parties to manufacture specific components based on our design specifications. We also rely on third parties to manufacture our antennas and generally share antenna design responsibilities and intellectual property with these vendors. Our manufacturing and repair facilities located in the U.S. and in Canada are respectively certified by the Federal Aviation Administration (“FAA”)- and Transport Canada Civil Aviation.

Our Customers and Distribution Partners

Business Aviation Customers

We provide in-flight connectivity services to a variety of customers needing connectivity, but our end-users are primarily aircraft owners/operators. As of December 31, 2024, our market was comprised of approximately 27,000 business aircraft in North America, of which approximately 34% have broadband connectivity, and approximately 14,000 business aircraft in the rest of the world, of which approximately 14% have broadband connectivity. As of December 31, 2024, we had approximately 8,200 customers. Our top ten customers accounted for approximately 20% of our 2024 service revenue (excluding service revenue earned under a network sharing agreement with Intelsat, and no customer accounted for more than 10% of our revenue in 2024.

We also sell directly to every OEM of business aviation aircraft including Bombardier, Dassault Falcon, Embraer, Gulfstream, Pilatus and Textron Aviation. In the aftermarket, we sell through a global distribution network of approximately 140 independent dealers with approximately 220 locations who are certified by the FAA as Maintenance and Repair Organizations. Our independent dealers market, resell and obtain FAA-required supplemental type certificates (“STC”) for our equipment. Our customers also include fractional jet operators such as NetJets, charter operators, corporate flight departments and individuals owning aircraft.

Military and Civilian Government Customers

Following the Transaction, we have acquired a diversified customer base that now includes global military and civilian government customers supported through Satcom Direct’s military/government business. Similar to our provision of services for business aviation customers, the military/government operation offers a full range of satellite connectivity options for voice, data, and video applications on land, at sea, and in the air. The military/government operation services both U.S. and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. federal government and other members of the North American Treaty Organization.

Many of our military and civilian government contracts are subject to a competitive bid process and are awarded based on technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our unique mix of communication products, satellite services, engineering capabilities and technical expertise in specialized areas.

Competitive Differentiators

We believe Gogo is uniquely positioned to thrive in this dynamic industry environment, due in part to the competitive differentiators described below:

Our Product Platform. Our product platform includes three components: networks, antennas, and airborne equipment and software. The comprehensiveness and flexibility in our product platform allow us to align our value proposition with our customers’ priorities and identify solutions based on geography, mission, size of aircraft and passenger preference. For example, the AVANCE or SDR platforms are software-centric and designed to be fungible as it includes hardware built with common components that operate on a single operating system across multiple devices.

Our Distribution Relationships. We believe that our distribution network is unmatched in our industry. Our distribution partners include every OEM of business aviation aircraft and a global aftermarket network of approximately 140 dealers with approximately 220 locations, many of whom we have worked with for decades. We have established trusted relationships with our distribution partners and a proven track record of generating revenues and profits for them, and they have trust and confidence in our ability to continue to do so. This facilitates our sales and our speed to market as our distribution partners are willing to invest in marketing and certification efforts for our equipment. In addition, we are now further augmenting our distribution network by providing to the military/government aviation market globally.

Purpose-Built for Aviation. Our products are specifically designed to meet the unique demands of the business aviation industry, distinguishing them from off-the-shelf commercial alternatives. Unlike standardized solutions, our products are engineered with aviation-grade reliability, safety, and performance in mind, ensuring seamless integration with complex aircraft systems. This industry-specific focus allows us to provide customized, high-performance solutions that align with the operational and regulatory requirements of business aviation.

To support our specialized product offerings, we maintain a global sales force with deep expertise in the aviation industry. By combining purpose-built products with a knowledgeable and dedicated sales team, we differentiate ourselves in the market, ensuring that our solutions are well-suited to the precise needs of the business aviation industry.

Our Innovative Culture. We continuously innovate and have a strong track record of innovation in our equipment and service offerings. As of March 1, 2025, we held approximately 571 U.S. and international patents, most of which relate to network technology. We pioneered and have led innovation in our industry for nearly 30 years, as evidenced by the advancements in our ATG network, AVANCE platform, SDR platform, Plane Simple® GEO broadband antennas, Galileo ESA Ku-broadband antennas, and ancillary software service offerings such as FlightDeck Freedom and SDPro®. We also have created a one-of-a-kind end to end secure connectivity system for the military/government market through our owned data center, user devices, and terminals.

Competition

With respect to the provisioning of our services to the business aviation and military and government markets, we compete against both equipment-providers and GEO- and LEO-satellite based telecommunications service providers, as well as resellers of the above, including but not limited to Honeywell Aerospace, Collins Aerospace, Intelsat, SES, SpaceX, and ViaSat. We also compete with government communications service providers and manufacturers of defense electronics products, systems or subsystems, including but not limited to BAE Systems, General Dynamics, Telesat, L3Harris, Echostar (Hughes Network Systems), Northrop Grumman and similar companies for certain contracts tendered in the military and government markets.

The markets in which we compete are dynamic and rapidly changing. Technologies are continuing to evolve to solutions offering higher capacity, speed, and other superior advantages. As a result, we maintain strategic relationships with our competitors, who are also our customers or partners, in some cases, to remain nimble and responsive to changing technology and market conditions.

We expect to face competition from other new and existing operators of LEO and/or GEO or other non-GEO satellite networks in the future. We differentiate ourselves in this highly competitive market through the following factors: technological capabilities, redundancy and reliability resulting from our multi-orbit and multi-band solutions, experienced network integration management, price, geographic coverage, customer service, ancillary service offerings for safety and cybersecurity services, product development, conformity to customer specifications, regulatory compliance, quality of support after the sale, and timeliness of delivery and installation.

Regulatory Matters

Our business is heavily regulated. Our global operations are subject to significant regulations and international treaties and conventions. We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with the services that we provide. Further, we are subject to the laws and regulations of the jurisdictions where we sell equipment.

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

U.S. Department of Transportation

The U.S. Department of Transportation (“DOT”) established an Advisory Committee on Accessible Air Transportation to negotiate and develop a proposed rule concerning accommodations for passengers with disabilities in three basic areas, including in-flight entertainment (“IFE”) and closed captioning of IFE. The Committee issued a resolution in late 2016 that included its recommendations to the DOT for a rule on IFE. However, since a final rule on IFE has not yet been issued, it is unclear how, if at all, it may impact Gogo. According to the Agency Rule List – Fall 2024 posted by the Office of Information and Regulatory Affairs, Office of Management and Budget, the rulemaking about accessible IFE is a long-term action.

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

Our various services are regulated differently by the FCC. For example, we provide some of our voice and data services (not including ATG) by reselling the services of satellite operators. Where we offer telecommunications services on a common carrier basis, we are subject to the provisions of Title II of the Communications Act, which require, among other things, that the charges and practices of common carriers be just, reasonable and non-discriminatory. In addition, where we provide an interconnected voice over Internet protocol (“VoIP”) service, the FCC applies many, but not all, of the same regulatory requirements to interconnected VoIP services as it does to common carrier telecommunications services.

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

In 2023, the FCC adopted regulations, including broadband labeling and digital discrimination rules, that apply to broadband Internet access service. In May 2024, the FCC classified broadband Internet access service as a common carrier “telecommunications service” and imposed network neutrality restrictions on blocking access to lawful content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind; or prioritizing the content and services of broadband providers’ affiliates. In January 2025, the U.S. Court of Appeals for the Sixth Circuit found that broadband Internet access service is a non-common carrier “information service” under the Communications Act, thereby overturning the FCC’s net neutrality rules. To the extent future legislation by Congress or state legislatures, further litigation in federal or state courts, or new regulations by the FCC further restrict reasonable network management, impose network neutrality rules, or determine that any of our services qualify as broadband Internet access service, our business may be affected.

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

ATG License Terms and Conditions

The FCC issued our 3 MHz ATG License on October 31, 2006, for a renewable 10-year term. We have satisfied our obligation under the license to provide “substantial service” to aircraft, and on January 25, 2017, we received confirmation from the FCC that the license has been renewed until October 31, 2026.

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

The service and technical rules that apply to our ATG licenses are mainly located in Part 22 of the FCC’s rules. In 2022, the FCC issued Gogo a waiver of the power measurement rule applicable to the ATG licenses, and the grant of that waiver included various conditions, including the filing of a petition for rulemaking proposing any suggested updates to the FCC rules applicable to our ATG licenses. Gogo filed that petition for rulemaking in 2022, including updating the ATG rules where Gogo had received previous waivers and other minor technical rule changes. The FCC sought comment on that petition through a public notice in 2024. The FCC can now move forward with addressing the petition and adopting a notice of proposed rulemaking that formally proposes our suggested rule changes. That notice of proposed rulemaking could also include other proposed rule changes that we did not propose.

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

Equipment Certification

We may not operate, lease, sell, market or distribute any radio transmission equipment used in the provision of our services unless such equipment is compliant with the FCC’s equipment authorization and relevant technical rules. We have the required FCC equipment authorizations for our services in the United States. We continue to obtain and assess certifications required for equipment currently used in the provisioning of our services outside of the United States. In particular, the Company has undertaken a comprehensive analysis of required equipment certifications in global markets in connection with the global launch of Gogo Galileo.

Government Contracts

As a government contractor, we must comply with laws and regulations relating to U.S. Government and other governments’ contracts, including foreign governments. We are also subject to a variety of acquisition regulations that regulate our ability to be reimbursed for costs under government contracts and foreign contracts. Other government contracting regulations require compliance with cybersecurity requirements, prohibit the use of certain telecommunications equipment from identified companies, require a written code of business ethics and conduct, and more. In addition, our government contracts may allow the government or prime contractors to terminate any of our government contracts and subcontracts either without cause or for default based on our performance.

Classified Contracts

We perform some classified work for the U.S. Government that cannot be specifically described. The operating results of classified contracts are included in our consolidated financial statements. The risks associated with performing classified contracts are not materially different from those of our other government contracts. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.

Trade and Export Regulations

Trade and export policies and regulations, like the Export Administration Regulations (“EAR”), affect our business in and outside the U.S. Sanctions imposed by the U.S. or ally countries, either prohibiting or limiting business with certain entities and countries, may also impact our business. To maintain compliance and mitigate risks related to international sales and exports, we routinely assess our obligations under these regulations.

Privacy and Data Security-Related Regulations

We collect personal information, such as name, address, e-mail address and credit card information, directly from our users when they register to use our services, along with certain identifiers associated with devices using our services. We also may obtain information about our users from third parties or create records that may be personal information in connection with our services. We use the information that we collect and create to, for example, consummate their purchase transaction, customize and personalize content for our users and enhance the entertainment options when using our service. Our collection, protection, disclosure and use of such information are required in some circumstances to comply with our privacy policies, applicable law, and our contractual obligations to aviation partners and other third parties, as well as industry standards such as the Payment Card Industry Data Security Standard.

We must comply with certain Communications Act and FCC privacy and data security rules for our services, including certain provisions applicable to customer proprietary network information (“CPNI”). Effective March 2024, the FCC adopted additional CPNI and cybersecurity rules requiring disclosures of applicable data breaches to the FCC, federal law enforcement, and customers, which may affect our business. Additionally, as a U.S. Government contractor, we recognize our obligations under Executive Order 14028 regarding cybersecurity, which mandates federal contractors to implement heightened security measures to protect critical infrastructure. As a provider of communication services, we ensure that our cybersecurity practices align with federal guidelines, including those specified by the National Institute of Standards and Technology (“NIST”) and the Federal Information Security Modernization Act (“FISMA”), to protect sensitive government data from cyber threats.

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

Certain states have also enacted specific comprehensive privacy laws to which we may be subject. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), provides broad privacy rights for California consumers, including, among others, the right to obtain copies of their personal information collected in the past 12 months, the ability to opt out from the sale of personal information and the right to demand the deletion of personal information. The CCPA also imposes compliance requirements on companies that do business in California and collect personal information from consumers, including, among others, notice, consent and service provider requirements. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. New regulations under the CPRA are expected to take effect over the course of 2025.

Approximately a dozen state privacy laws have come into effect since 2020, and more are scheduled to come into effect over the course of 2025. These laws provide broad new privacy rights for consumers in these states, including the right to opt out of targeted advertising and certain profiling activities.

Congress and other state legislatures have also been considering additional legislation relating to privacy, artificial intelligence and data breaches. Should any additional laws be enacted, they could affect our business.

To the extent we collect personal information of residents of other countries, we may be subject to the data protection regulations of the relevant countries. The General Data Protection Regulation (“GDPR”) of the European Union (“EU”) has imposed more restrictive privacy-related requirements for entities outside the EU that process personal information about European data subjects. EU member states also have some flexibility to supplement the GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities. Additionally, in Canada, the Personal Information Protection and Electronic Documents Act of 2000 (“PIPEDA”) and substantially similar provincial laws may impose data privacy and security obligations on the processing of personal data. The regulation of data privacy and security in other jurisdictions continues to evolve.

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

FCC Reimbursement Program

In July 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to an initial shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount is currently allocated to the Company under the program. In December 2024, President Biden signed into law the Fiscal Year 2025 National Defense Authorization Act (“FY 2025 NDAA”), which authorizes the FCC to borrow funds from the U.S. Treasury sufficient to fully fund the FCC Reimbursement Program. On December 26, 2024, the FCC announced that it would expeditiously submit a request to the U.S. Treasury to borrow the funds and, following approval, will allocate funding to each approved applicant up to the full amount of their approved cost estimates.

Program participants are subject to a number of conditions and requirements under the FCC’s rules. The Company complied with the requirement to submit a reimbursement request prior to July 15, 2023 and received its first disbursement of funds on July 21, 2023, starting a one-year deadline to complete the removal, replacement and disposal of covered equipment, by July 21, 2024. The rules permit participants to petition the FCC for one or more six-month extensions of the completion deadline. Due to a number of factors, including supply chain disruptions, the insufficiency of FCC funding prior to the passage of the FY 2025 NDAA, and the operational and logistical complexity of replacing airborne equipment, the Company was unable to complete the project by the July 21, 2024 deadline, and has sought and been granted two extensions. The Company’s current FCC deadline for completing its transition is July 21, 2025, but the Company expects to require additional extensions past that date. As of March 1, 2025, the Company has filed approximately $47.0 million in claims and received approximately $45.8 million in reimbursements.

Intellectual Property

We rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual restrictions to protect intellectual property and proprietary technology owned or used by us.

We have patented certain of our technologies in the United States and certain countries outside of the United States. As of March 1, 2025, we held 167 U.S. patents expiring on dates ranging from June 2025 to March 2043 and 404 foreign patents expiring on dates ranging from September 2027 to October 2040. We do not believe that our business is dependent to any material extent on any single patent or group of patents that we own. We also have a number of patent applications pending both in and outside of the United States, and we will continue to seek patent protection in the United States and certain other countries to the extent we believe such protection is appropriate and cost-effective.

We consider our brands to be important to the success of our business and our competitive position. We rely on both trademark registrations and common law protection for trademarks. Our registered trademarks in the United States and certain other countries include, among others, “Gogo,” “Gogo 5G,” “Gogo Galileo,” “Gogo Biz” and “Gogo Vision,” along with trademarks acquired through the Transaction including, among others, “Satcom Direct,” “SD Pro,” “FlightDeck Freedom” and “Plane Simple,” although we have not yet obtained registrations for our most important marks in all markets in which we currently do business or intend to do business in the future. Generally, the protection afforded for trademarks is perpetual, if they are renewed on a timely basis, if registered, and continue to be used properly as trademarks.

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

Under the terms of the sale of our commercial aviation (“CA”) business to Intelsat that closed in 2020, we retained ownership of the entire patent portfolio held by Gogo Inc. and its affiliates, including patents developed and obtained in connection with our former CA business. We have granted Intelsat a worldwide, perpetual, non-exclusive license to our patent portfolio for use in the commercial aviation and satellite mobility businesses (each as defined in the license agreement).

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

Human Capital

We believe that our success is the product of an integrated approach to talent management that touches every part of our business. Rather than focusing on individual processes, we manage our employee ecosystem holistically by encouraging behaviors, conversations, relationships, and activities that represent best practices for a high-performing culture. We are committed to fostering a highly engaged workforce and in turn driving satisfaction among partners and customers through initiatives that include the following:

•
Compensation: Our compensation program is designed to attract, retain, and reward the best performers. In addition to carefully calibrated salaries and bonuses, which are reviewed annually, our employees benefit from a generous benefit package, including an employee stock purchase and 401(k) program. We also grant additional equity awards on an annual basis to certain employees identified as high performers.
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
•
Culture and Engagement: We conduct employee engagement surveys to solicit feedback and help guide planning on all people-related efforts and initiatives that not only support our team members but propel our business forward. Our employees have the opportunity to learn more about our business strategy and ask questions of our leadership team during Town Hall meetings we host quarterly. In addition, we engage with our employees through wellness programs, community events, and hosted events at our offices. We are actively leveraging these efforts and initiatives to drive our integration of Satcom Direct’s business.
•
Inclusive Workplace: Gogo seeks to create an environment where each individual’s uniqueness is respected, and which allows for a sense of inclusion and belonging. We remain committed to having an inclusive workforce with a broad range of knowledge, skills, backgrounds and perspectives. To aid in this effort, our initiatives include building awareness of unconscious bias and investing in and seeking to expand our engagement with students at colleges and universities.

The efforts outlined above are supported by our dedicated human resources team and led by our Senior Vice President, People Experience, who is responsible for developing and executing our human capital strategy and regularly updates our Board of Directors and senior management on the operation and status of our human capital activities.

As of December 31, 2024, we employed approximately 790 individuals worldwide, with 81% of our workforce located in the United States, and no employee was covered by a collective bargaining agreement with a union.

Corporate Information

Gogo Inc. is a holding company that does business through its subsidiaries. Our principal operating subsidiaries are (i) Gogo Business Aviation LLC, which is a direct, wholly owned subsidiary of Gogo Intermediate Holdings LLC and (ii) Satcom Direct, LLC and Satcom Direct Government, LLC, which are directly, wholly owned subsidiaries of Gogo Direct Holdings LLC and indirect, wholly owned subsidiaries of Gogo Intermediate Holdings LLC.

Our principal executive office is located at 105 Edgeview Dr., Suite 300, Broomfield, CO 80021. Our telephone number is (303) 301-3271. Our website addresses are www.gogoair.com and www.satcomdirect.com.

Available Information

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

We may use our website as a distribution channel of material company information, and so investors should monitor it. We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real-time by signing up for email alerts and RSS feeds. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Risks Related to Our Business

We may be unable to continue to generate revenue from the provision of our connectivity and other service offerings, which could materially and adversely affect our business and profitability.

Our business is dependent on our ability to continuously attract and retain users of our connectivity and other service offerings, and we cannot be certain that we will be successful in these efforts or that customer retention levels will not materially decline. For the fiscal years ended December 31, 2024, 2023 and 2022, the service we provided (which excludes service provided on commercial aircraft under an ATG network sharing agreement with Intelsat) generated approximately 80%, 78% and 71% of our revenue from operations, respectively. A significant portion of such service revenue is generated through individual subscription agreements with our customers that cover a single or small number of aircraft, with the remainder generated through subscription agreements with certain fractional or charter operators covering larger fleets of aircraft. These agreements are generally between one and three years in duration but can be longer. As such, we have no assurance that any of such customers will renew their existing agreements with us upon expiration on comparable terms or at all, including as a result of a lack of demand or dissatisfaction with our services or the availability of superior or less expensive alternatives in the market. To the extent that our subscribers terminate or fail to renew their contracts with us for any reason, our business prospects, financial condition and results of operations may be materially adversely affected.

We have in the past, and may in the future, experience periods of reduced usage of our services by our customers, which could adversely impact our results of operations and profitability.

Our development contracts may be difficult for us to comply with and may expose us to third-party claims for damages, and we may experience losses from fixed-price contracts.

As a result of the Satcom Direct acquisition, within our military/government operation, we are party to certain government contracts involving the development of new products. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. We cannot assure you that the other parties to any such contract will not terminate the contract or seek damages from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business.

A substantial majority of revenue in our military/government operation is expected to be derived from contracts with fixed prices. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in or a sustained period of increased inflation, problems with our suppliers, and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time (which, especially in the case of sharp increases in or significant sustained inflation, could happen quickly and have long-lasting impacts). Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations.

We are reliant on our key OEMs and dealers for equipment sales.

Revenue from equipment sales accounted for approximately 18%, 20% and 27% of our revenue for the fiscal years ended December 31, 2024, 2023 and 2022, respectively. More than 90% of our equipment revenue in each such fiscal year was generated from contracts with OEMs and after-market dealers. Almost all of our contracts with OEMs and dealers are terminable at will by either party on short notice. If one or more key OEMs or dealers terminates its relationship with us for any reason or our contract expires and is not renewed, our business and results of operations may be materially and adversely affected. In addition, pursuant to many of our contracts with our OEM distribution partners, we have agreed to deliver equipment and/or services, including equipment and services not yet in production, for a fixed price and, accordingly, take the risk of any cost overruns or delays in the completion of the design and manufacturing of the product. Certain of our contracts with our OEMs also include provisions that, under specified circumstances, entitle them to the benefit of certain more favorable provisions than included in other equipment contracts, including with respect to pricing. These provisions, some of which have retroactive effect, may limit the benefits we realize from contracts containing such provisions. Our inability to identify and offer improved terms to a distribution partner or customer in accordance with such a provision could negatively affect our relationship with that distribution partner or customer or give rise to a claim that we are in breach of such contract.

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

We depend upon third party satellite networks providers, which are single-source providers, for our satellite services.

Our satellite services business relies on the satellites of third parties. For example, we launched Gogo Galileo using Eutelsat OneWeb as our sole LEO satellite network provider. These satellites utilize highly complex technology, operate in the harsh environment of space and are subject to significant operational risks while in orbit. Risks include malfunctions (commonly referred to as anomalies), such as malfunctions in the deployment of subsystems and/or components, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies can occur due to various factors, including satellite manufacturer error, problems with the power or control sub-system of a satellite or general failures caused by the harsh space environment. The satellites provided by third parties that we use to provide satellite services have experienced various anomalies in the past and will likely experience anomalies in the future. While some anomalies are covered by insurance policies, others may not be covered or may be subject to large deductibles. In addition, any contractual remedies may be insufficient to cover any related losses. Failures by, or degradations of the satellite performance of, our satellite network providers could affect our business, financial condition and results of operations.

Competition could result in price reduction, reduced revenue and loss of market position and could harm our results of operations.

Our equipment and services are sold in competitive markets. We compete against both equipment providers and GEO- and LEO-satellite based telecommunications service providers, as well as resellers of the above, to the business aviation market and military/government market. See “Item 1. Business—Company Overview and Strategy—Competition.” Some of our current or potential future competitors are, or could potentially be, larger, more diversified corporations and have greater financial, marketing, production and research and development resources, stronger customer relationships, more experience with regulatory compliance, and with militaries and governments, and/or access to technologies not available to us. As a result, they may be better able to withstand pricing pressures and the effects of periodic economic downturns. Some of our current or future competitors may offer a broader product line to customers. In addition, some of our current or future competitors have developed or may develop satellite direct-to-user capabilities. Our business and results of operations may be materially adversely affected if our competitors develop equipment or services that are superior to our equipment and services, develop equipment or services that are priced more competitively than our equipment and services, develop methods of more efficiently and effectively providing equipment and services, or adapt more quickly than we do to new technologies or evolving customer requirements.

In addition, because the markets in which we operate are constantly evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies, products or services may be introduced into our markets. Maintaining and improving our competitive position will require continued investment in technology, manufacturing, engineering, quality standards, marketing and customer service and support. If we do not maintain sufficient resources to make these investments or are not successful in maintaining our competitive position, our operations and financial performance will suffer.

The increasing availability of satellite capacity and capacity from other forms of communications technology has historically created an excess supply of telecommunications capacity in certain regions from time to time. We believe such an imbalance could occur again in certain regions, particularly as we and other service providers introduce new technology on our fleets.

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

We depend upon third parties, many of which are single-source providers, to manufacture equipment components, provide services for our network, and install and maintain our equipment.

We rely on third-party suppliers for equipment components and services that we use to provide our services. Our suppliers range in size and scale from large to small and may have differing levels of access to capital and going concern profiles. Many suppliers of critical components of our equipment are single-source providers. Components for which we rely on single-source suppliers include, among others, the antennas and modems for all systems, the equipment used at our ATG cell site base stations and the HDX Terminal for our Gogo Galileo network. If we are required for any reason (including expiration of the contract, termination by one party for material breach or other termination events) to find one or more alternative suppliers, we estimate that the replacement process could take up to two years depending upon the component or service, and we may not be able to contract with such alternative suppliers on a timely basis, on commercially reasonable terms, or at all. Finding and contracting with suppliers of some components may be delayed or made more difficult by current suppliers’ ownership of key intellectual property that requires alternative suppliers to either obtain rights to such intellectual property or develop new designs that do not infringe on such intellectual property. In addition, many of our components, such as the equipment used in our base stations, are highly integrated with other system components, which may further lengthen the time required for an alternative supplier to deliver a component or service that meets our system requirements. We also rely on third parties to provide the links between our data centers and our ground network. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services in sufficient quantities or on a timely basis consistent with our inventory needs and production schedule, our business, financial condition and results of operations may be materially adversely affected.

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

Our participation in U.S. government contracts exposes us to significant commercial and other business risks.

Our revenues from military/government customers are expected to represent a reasonably significant percentage of our total revenues, and are expected to be derived primarily from U.S. government applications. Therefore, any significant disruption or deterioration of our relationship with the U.S. government would significantly reduce our revenues. U.S. government business exposes us to various risks, including:

•
unpredictable order placements, reductions or cancellations;
•
reductions or delays in government funds available for our projects due to government policy changes, budget cuts or delays, changes in available funding, reductions in defense expenditures and contract adjustments;
•
the ability of competitors to protest contractual awards;
•
penalties arising from post-award contract audits;
•
the reduction in the value of our contracts as a result of the routine audit and investigation of our costs by U.S. government agencies;
•
higher-than-expected final costs for work performed under contracts where we commit to specified services for a fixed price;

•
unpredictable cash collections of unbilled receivables that may be subject to acceptance of deliverables by the customer and contract close-out procedures, including government approval of final indirect rates;
•
competition with programs managed by other government contractors for limited resources and for uncertain levels of funding;
•
significant changes in contract scheduling or program structure, which generally result in delays or reductions in services; and
•
intense competition for available U.S. government business necessitating increases in time and investment for design and development.

U.S. government contracts are also subject to termination by the government, either for the convenience of the government or for our failure to perform consistent with the terms of the applicable contract. If we are unable to address any of the risks described above, or if we were to lose all or a substantial portion of our sales to the U.S. government, it could materially harm our business and impair the value of our common stock.

The funding of U.S. government programs is subject to congressional appropriations. If appropriations for one of our programs become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the government, which could have a negative impact on our future sales and results of operations. Budget cuts to defense spending can exacerbate these problems. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such period (or until the regular appropriation bills are passed), delays can occur in procurement of products and services due to lack of funding, and such delays can affect our results of operations during the period of delay.

The military/government industry has experienced, and we expect it will continue to experience, significant changes to business practices globally, in part due to changes in the global security and threat environment and an increased focus on affordability, efficiencies, business systems, recovery of costs and a reprioritization of available defense funds. We have experienced and may continue to experience an increased number of audits and challenges to our claims and our business systems for current and past years, as well as longer periods to close audits, broader requests for information and an increased risk of withholdings of payments. The U.S. government has been pursuing and may continue to pursue policies that could negatively impact our profitability, including those that shift additional responsibility and performance risks to the contractor. Changes in procurement practices, including those favoring incentive-based fee arrangements, fixed price development or long-term production programs, different award criteria, non-traditional contract provisions, and contract negotiation offers that indicate what our costs should be, have affected and may in the future affect our profitability and predictability.

Finally, we are subject to the risk of changes in governmental procurement legislation and regulations and other policies, which may reflect military and political developments. For more information, see “—As a U.S. government contractor in our military/government operation, we could be adversely affected by changes in various procurement and other laws and regulations applicable to our industry or any negative findings by the U.S. government as to our compliance with them, as well as by changes in our customers’ business practices globally.”

Our participation in non-U.S. government contracts exposes us to significant risks.

Our non-U.S. government customers expose us to various risks, including changes in administration policy. Furthermore, foreign government customer contracts are subject to specific procurement regulations and a variety of other complex requirements, which affect how we transact business with our foreign government customers and can impose additional costs on our business operations. Numerous laws and regulations affect our contracts with foreign government customers. Foreign government customers routinely audit government contractors to review contract performance, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies. Any inadequacies in our systems and policies, or the perception or allegations of such inadequacies, could result in payments being withheld, penalties and reduced future business. Improper or illegal activities, or the perception or allegation of such activities, could subject us to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with government agencies, any of which could materially adversely affect our reputation, business, financial condition and results of operations. We may also be subject to the same risks with respect to U.S. government contracts, highlighted in the risk factor above, relating to the shift in focus on affordability, efficiencies, business systems, recovery of costs and a reprioritization of available defense funds.

Satellites have a finite useful life, and their actual operational life may be shorter than their mission life.

Our ability to earn revenues from our satellite services depends on the continued operation of the satellite networks by our third-party vendors. Each satellite has a limited useful life, referred to as its mission life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its mission life. A number of factors affect the useful lives of the satellites, including the quality of design and construction, durability of component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of on-board fuel, degradation and durability of solar panels, the actual space environment experienced and the occurrence of anomalies or other in-orbit risks affecting the satellite. In addition, continued improvements in satellite technology may make satellites obsolete prior to the end of their operational life.

Global supply chain challenges and logistics issues as well as increasing inflation have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

Inflation, changes in trade policies, the imposition of duties and tariffs (including the recently announced tariffs on imports from Canada, Mexico, and China), potential retaliatory countermeasures, public health crises and geopolitical conflicts continue to adversely impact the availability and price of electronic components. As a result, we have experienced longer lead times and encountered delays in obtaining electronic components, and we expect longer lead times and delays to continue. In addition, global logistics issues such as shipping logjams, workforce shortages and carrier capacity constraints, have affected and may continue to negatively affect our ability to obtain electronic and other components on a timely basis. Challenges stemming from these global supply chain issues could lead our suppliers and OEMs to claim that they are not obligated to perform their commitments to us due to force majeure provisions in such agreements. We cannot predict how long the component shortages or logistics issues will continue, and a prolonged impact on our supply chain could adversely impact our business in a material way.

We are exposed to a variety of risks associated with international operations that could adversely affect our business.

Our operations and business are located across 9 countries worldwide, including the United States, Canada, the United Kingdom, the United Arab Emirates, Switzerland, Brazil, Hong Kong, Australia and Singapore. In addition, a component of our growth strategy involves the continued expansion of our operations and customer base internationally. As a result, we are subject to risks related to conducting operations outside the United States, including, but not limited to:

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
•
more stringent regulations relating to communications; artificial intelligence; privacy and data security and the unauthorized use of, or access to, commercial and personal data; and aerospace and liability standards;
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
•
laws and business practices favoring local competitors or general preferences for local vendors or imposing local domestic ownership restrictions;

•
operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations, including relating to contract and intellectual property rights;
•
limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;
•
political instability, social unrest, terrorist activities, acts of civil or international hostility, such as the ongoing conflict between Russia and Ukraine, the ongoing conflict in the wider Middle East and tensions in the South China Sea, natural disasters and regional or global outbreaks of contagious diseases;
•
restrictions on the ability of U.S. companies to do business in foreign countries; and
•
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act (the “Bribery Act”) and similar laws and regulations in other jurisdictions.

These and other factors could affect our ability to compete successfully and continue to expand internationally and, consequently, our business, financial condition and results of operations may be materially adversely affected.

Our business is subject to foreign currency risk.

Almost all of our customers pay for our services in U.S. dollars, although we are exposed to some risk related to customers who do not pay in U.S. dollars. Fluctuations in the value of non-U.S. currencies may make payment in U.S. dollars more expensive for our non-U.S. customers, and in certain circumstances, cause us to renegotiate prices or other terms in contracts in order to retain such customers. In addition, our non-U.S. customers may have difficulty obtaining U.S. currency and/or remitting payment due to currency exchange controls.

As we expand geographically and otherwise, we may experience difficulties in maintaining our corporate culture, and our business, results of operations and financial condition could be adversely affected.

We believe that our corporate culture has been a critical component of our success, and have invested substantial time and resources in building this culture. As we further expand our business and grow internationally, we may find it difficult to maintain our corporate culture. For instance, we recently acquired Satcom Direct’s business and employees and we will be required to make certain changes to create a unified culture for the combined organization. Any failure to manage organizational changes from our expansion, including in our management or employee base, in a manner that preserves the key aspects of our culture could be detrimental to our future success, including by limiting our ability to recruit and retain personnel and to effectively pursue our corporate objectives. For example, we are dedicated to having every employee feel like they have a home at our Company, and our expansion may hinder these efforts. This, in turn, could adversely affect our business, results of operations and financial condition.

In addition, expansion could lead to our organizational structure becoming more complex, and could strain our ability to maintain reliable service levels for our customers (both existing customers of the Company and new customers acquired as a result of Satcom Direct’s business). If we fail to achieve the necessary level of efficiency in our organization as we grow, then our business, results of operations and financial condition could be adversely affected. See “—We are exposed to a variety of risks associated with international operations that could adversely affect our business.”

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

We depend on the continued service and performance of our key personnel. Such individuals have acquired specialized knowledge and skills with respect to Gogo and its operations. As a result, if any of our key personnel were to leave Gogo, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. We do not maintain key man insurance on any of our officers or key employees. In addition, much of our key technology and systems is custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, could disrupt our operations and may have a material adverse effect on our business. See “—The changes in executive management that occurred as part of the acquisition of Satcom Direct could disrupt our operations and may have a material adverse effect on our business.”

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

We cannot predict the nature, extent, timing or likelihood of any economic slowdown or the strength or sustainability of any economic recovery, worldwide, in the United States or in the aviation industry. Negative conditions in the general economy both in the United States and globally, including conditions resulting from changes in gross domestic product growth, declines in consumer confidence, labor shortages, inflationary pressures, rising interest rates, changes in government and election results in the United States and other jurisdictions in which we operate and financial and credit market fluctuations could cause a decrease in business investments, including spending on air travel and otherwise, and could materially and adversely affect the growth of our business. The U.S. economy has experienced a significant inflationary effect during the last several years from, among other things, supply chain disruptions and governmental stimulus or fiscal policies adopted in response to the COVID-19 pandemic and the war in Ukraine. While we cannot predict any future trends in the rate of inflation, there is currently significant uncertainty in the near-term economic outlook. Continued inflation would further raise our costs for labor, materials and services, which could negatively impact our profitability and cash flows. Additionally, we may be unable to raise our prices for our equipment and services in amounts equal to the rate of inflation, which may negatively impact our operating results and business.

In addition, geopolitical risks, including those arising from political turmoil, trade tension and/or the imposition of trade tariffs, terrorist activity and acts of civil or international hostility, are increasing. For instance, the ongoing military conflict between Russia and Ukraine has had negative impacts on the global economy, including by contributing to rapidly rising costs of living (driven largely by higher energy prices) in Europe and created uncertainty in the global capital markets and is expected to have further global economic consequences, including disruptions of energy markets. Further, other events outside of our control, including natural disasters, climate change-related events and regional or global outbreaks of contagious diseases may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations. If conditions of the general economy or markets in which we operate worsen from present levels, it could lead to a decrease in air travel, cause owners and operators of business aircraft to cut costs by reducing their purchases or use of business aircraft or their use of in-flight connectivity on such aircraft. Should an economic slowdown occur in the U.S. or globally, our business and results of operations may be materially adversely affected.

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

Attention to climate change, conservation measures, and other ESG matters may adversely impact our business.

Concern over climate change, including the impact of global warming, has in recent years led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. See “—We may be affected by global climate change or by legal and regulatory responses to such change.” Increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services. Environmental activists and organizations have recently promoted the idea of “flight shaming,” or advocating that consumers reduce their use of private jets and commercial air travel in favor of more environmentally sustainable modes of transportation such as boats, trains and buses. To the extent that our customers reduce their use of air travel in response to new environmental regulation or changes in public perception about the impact of air travel on climate change, our customers may reduce their usage of our services and, as a result, our business prospects, financial condition and results of operations may be materially adversely affected.

In addition, other stakeholders, including shareholders, customers, employees, regulators and suppliers, have also been focused on ESG matters. In addition to the changing rules and regulations related to ESG matters imposed by governmental and self-regulatory organizations, especially in European jurisdictions, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, or that are perceived to have not responded appropriately to concerns regarding ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and other adverse consequences.

In addition, in recent years, specifically in the United States, “anti-ESG” sentiment has gained momentum, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the new U.S. presidential administration having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector and executive orders to pursue deregulation in environmental and climate-change-related topics. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in the Company facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm. As a result, the regulatory landscape—and the resulting focus of various stakeholders on sustainability and other ESG matters—remains unclear.

We may be unsuccessful at evaluating or pursuing strategic opportunities, which could adversely affect our revenue, financial condition and results of operation.

Our Board and management continuously assess whether shareholder value would be increased by engaging in strategic and/or financial relationships, transactions or other opportunities, including those that are suggested to us by third parties. There can be no assurance that we will pursue any strategic or financial relationship, transaction or other opportunity, the outcome of which is inherently uncertain. Further, the process of evaluating and pursuing any such relationship, transaction or other opportunity will involve the dedication of significant resources and the incurrence of significant costs and expenses. If we are unable to mitigate these or other potential risks relating to assessing and undertaking strategic opportunities, it may disrupt our business or adversely impact our revenue, financial condition and results of operation. There can also be no assurance that we will be able to negotiate any acquisition successfully, and once negotiated, receive the required approvals for any acquisition or otherwise conclude any acquisition successfully, or that any acquisition will achieve the anticipated synergies or other positive results.

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

Overall, if our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company’s profitability, business and financial condition could be negatively affected. See “—Risks Related to the Satcom Direct Acquisition”.

Risks Related to the Satcom Direct Acquisition

We may fail to realize all of the anticipated benefits of the Satcom Direct acquisition, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integration Satcom Direct’s business.

Our ability to realize the anticipated benefits of the Satcom Direct transaction will depend, to a large extent, on our ability to integrate Satcom Direct’s business. We cannot provide any assurance that we will successfully integrate or achieve the anticipated synergies of Satcom Direct’s technology, personnel, geographical reach, financial condition or business generally. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrate the business practices and operations of Gogo and Satcom Direct’s businesses. The integration process may disrupt the business and, if implemented ineffectively, would restrict the realization of the full expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined businesses, and could adversely affect the results of operations of the combined businesses.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•
the diversion of management’s attention to integration matters;
•
difficulties in achieving anticipated cost savings, business opportunities and growth prospects from the combination;
•
difficulties in the integration of operations and systems, products and services, and management of facilities;
•
challenges in conforming standards, controls, procedures and accounting and other policies, business cultures, engineering, design and development processes, and compensation structures between the two companies;
•
difficulties in the assimilation of employees;
•
difficulties in managing the expanded operations of a large and complex company;
•
challenges in keeping existing customers and obtaining new customers; and
•
challenges in attracting and retaining key personnel.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if Satcom Direct’s business operations are integrated successfully, the full benefits of the transaction may not be realized, including the cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses. Additionally, we cannot reasonably predict the impact that Satcom Direct’s key operating results or business, or investors’ perception of its future value, would have on the market’s perception of our Company’s overall value. As a result, it cannot be assured that the transaction will result in the realization of the full benefits anticipated from such transaction.

The changes in executive management that occurred as part of the acquisition of Satcom Direct could disrupt our operations and may have a material adverse effect on our business.

As part of the acquisition of Satcom Direct, we appointed a new Chief Executive Officer, a new Chief Financial Officer, and other key personnel from Satcom Direct. We may encounter challenges with the integration of these new members of our management team. See “—Fulfilling our obligations associated with being a public company is expensive and time-consuming, and any delays or difficulties in satisfying these obligations may have a material adverse effect on our results of operations and our stock price.” These key personnel may require significant time to learn our pre-existing business and become familiar with various aspects of our operations, including as a public company. These factors could have an adverse impact on the Company’s operations.

Risks Related to Our Technology and Intellectual Property

We are currently delayed in deploying Gogo 5G, and may be unsuccessful or delayed in developing and deploying this or other next generation technologies.

We are currently developing a next generation ATG network using 5G technology, unlicensed spectrum, and licensed spectrum. Gogo 5G will be capable of working with different spectrum and supporting different next generation technologies. As previously disclosed, we are delayed in our commercial, nationwide launch of Gogo 5G due to a design error in a non-5G component of our chip, which was designed by a third-party subcontractor of our 5G solution provider. We currently expect to deliver revenue from Gogo 5G in the fourth quarter of 2025, and are working with our vendors to finalize the schedule.

There can be no assurance that, during the current delay of our 5G launch, our customers will not seek alternative technologies of competitors. The launch of Gogo 5G likely will, depending on the impact of delays, launch shortly after the launch of our Gogo Galileo service, which could impede our marketing and sales efforts with respect to either offering, due to possible customer confusion among the offerings or lack of sufficient customer focus on either one during launch. Additionally, while we expect to deliver revenue from Gogo 5G in the fourth quarter of 2025, we cannot assure you that the 5G launch or our launch of other next generation technologies will in fact occur in sufficient time to meet growing user expectations regarding the in-flight connectivity experience and to effectively compete in the business aviation market. The current delay and any future delays could also decrease customer confidence, including from current or prospective customers, in our offerings, and negatively impact our financial position.

If Gogo 5G or any other next generation technology fails to perform as expected, our ability to meet users’ expectations regarding our systems' performance and to effectively compete in our market may be impaired and our business, financial condition and results of operations may be materially adversely affected. Factors heightening the risk of future delays in our 5G network or other next generation technologies, or a failure of such technologies to perform once commercialized, include: (i) our failure to design and develop a technology that provides the features and performance we require; (ii) integrating the solution with our existing network services; (iii) the availability of adequate spectrum; (iv) the failure of spectrum to perform as expected; (v) the failure of equipment and software to perform as expected; (vi) problems arising in the manufacturing process; (vii) our ability to negotiate contracts with suppliers on acceptable commercial and other terms; (viii) our reliance on single-source suppliers and their ability to continue as a going concern with adequate access to capital for the development and manufacturing of the core elements of the network and on other suppliers to provide certain components and services; and (ix) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers.

We may be unsuccessful in deploying our Gogo Galileo service.

There can be no assurance that Gogo Galileo will effectively compete in the global business aviation market due to, among other things, risks associated with: (i) the failure of our equipment and software to perform as expected; (ii) the failure of the Eutelsat OneWeb network to perform as expected; (iii) difficulties in integrating our hardware and software with the Eutelsat OneWeb network; (iv) problems arising in the manufacturing process; (v) our inability to negotiate contracts with suppliers on acceptable commercial and other terms; (vi) our reliance on single-source suppliers for the development and manufacturing of the antenna and access to a LEO network; and (vii) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. If Gogo Galileo fails to perform as expected, our ability to meet customers’ or end users’ expectations regarding our systems’ performance and to effectively compete in our market may be impaired and our business, financial condition and results of operations may be materially adversely affected. See “—Competition could result in price reduction, reduced revenue and loss of market position and could harm our results of operations.” Furthermore, under our agreement with Hughes we have committed to purchase, over a seven-year period, half duplex and full duplex antennas with an aggregate purchase price of approximately $170 million and $102 million, respectively, and we may make additional financial commitments in connection with Gogo Galileo. If we are not successful in deploying Gogo Galileo, we may nonetheless, depending on the circumstances, be required to honor these commitments. Likewise, under Satcom Direct’s agreement with Gilat Satellite Networks Ltd., Satcom Direct’s supplier for an antenna similar to our full duplex antenna which could be used on a LEO satellite network like Gogo Galileo, we have committed to purchase, over a two-year period, a full duplex antenna and a modem with an aggregate purchase price of approximately $21 million.

Our business is dependent on the availability of spectrum.

In June 2006, we purchased at FCC auction an exclusive ten-year, 3 MHz license for ATG spectrum, and in April 2013, as part of our acquisition of LiveTV Airfone, LLC, we acquired an additional 1 MHz ATG spectrum license. In 2017, our applications to renew our licenses were granted for additional ten-year terms without further payment. Any breach of the terms of our FCC licenses, FCC waiver conditions or FCC regulations, including foreign ownership restrictions, permitted uses of the spectrum and compliance with FAA regulations could result in the revocation, suspension, cancellation or reduction in the term of our licenses or a refusal by the FCC to renew the licenses upon expiration. Further, in connection with an application to renew our licenses upon expiration, a competitor could file a petition opposing such renewal on anti-competitive or other grounds. On August 3, 2017, the FCC released an order that, among other things, revised the wireless license renewal rules. As a result of this order, which applies to the industry generally, all licensees will need to make a showing (or certification) at renewal to demonstrate that the licensee provided and continues to provide service to the public. Because the 1 MHz ATG license has no specific construction or substantial service requirement, it is currently not clear what level and length of service the FCC will find adequate when considering the next renewal of the 1 MHz ATG license in 2026. We plan to incorporate this 1 MHz ATG license into our network. An ambiguous renewal requirement could impair our flexibility to use or otherwise realize the value of such spectrum beyond 2026.

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

We rely heavily on communications, information systems (both internal and provided by third parties), and the internet to conduct our business. Our brand, reputation and ability to attract, retain and serve our customers depend upon the reliable performance of our ground network, in-flight systems and third-party satellite networks. We have experienced and may in the future experience service interruptions, service delays or technology or systems failures, which may be due to factors beyond our control, including cyberattacks or other malicious activities, natural catastrophes, epidemics, pandemics, industrial accidents, blackouts, acts of war or terrorism or other similar events. If we experience frequent or severe system or network failures, our reputation, brand and customer retention could be harmed. In addition, in the event that a significant number of our or our vendors’ managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. Unanticipated problems with, or failures of, our disaster recovery systems and business continuity plans could have a material impact on our ability to conduct business and on our results of operations and financial condition. The failure of our disaster recovery systems and business continuity plans could adversely impact our profitability and our business or result in delays in reporting our financial results.

We and our vendors, like other commercial entities, have been, and will likely continue to be, subject to various forms of cyberattacks from a wide variety of sources/malicious actors, with the objective of gaining unauthorized access to our systems and data or disrupting our operations. These include, but are not limited to, cyberattacks, phishing attacks, account takeover attempts, the introduction of computer viruses or malicious code (commonly referred to as “malware”), ransomware or other extortion tactics, denial of service attacks, credential stuffing, and other computer-related penetrations. To date, none of these cyberattacks has, individually or in the aggregate, resulted in a cybersecurity incident with a material effect on our operations or our financial condition, results of operations, liquidity, or cash flows, but they could have a material impact in the future. Hardware, software or applications developed by us or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could compromise information and cybersecurity. In addition, nation state attacks against U.S. businesses, including in the telecommunications industry, are prevalent. In light of the Ukraine war and other geopolitical events and dynamics, including ongoing tensions with North Korea, Iran and other states, state-sponsored parties or their supporters may launch cyberattacks, and may attempt to cause supply chain disruptions, or carry out other geopolitically motivated actions that may adversely disrupt or degrade our operations and may result in data compromise. Cybersecurity incidents may also arise as a result of employee error, and our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a significant cybersecurity incident. There is no assurance that administrative, physical, and technical controls and other preventive actions taken to reduce the risk of cyberattacks and protect our information technology will prevent physical and electronic break-ins, cyberattacks or other cybersecurity incidents to such systems or our data. In some cases, such physical and electronic break-ins, cyberattacks or other cybersecurity incidents may not be immediately detected. If we or our vendors fail to prevent, detect, address and mitigate such incidents, this may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.

In addition, system failures or cybersecurity incidents could subject us to regulatory enforcement actions (including penalties, fines, and investigations), and result in claims of material breaches of our customer contracts resulting in termination rights, penalties or claims for damages. Regulators’ or others’ scrutiny of cybersecurity, including new laws, regulations, or industry standards, could increase our compliance costs and operational burdens, especially as regulatory and legislative focus on cybersecurity matters intensifies. Regulators, customers, or others may scrutinize us for any system disruptions or cybersecurity incidents. We may incur higher costs to comply with laws related to, or regulators’ scrutiny of, our use, collection, management, or transfer of data and other privacy practices.

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

In February 2022, a competitor filed a patent infringement suit against us. A trial date has been scheduled for November 17, 2025. Claim construction proceedings, fact discovery and expert discovery are completed. Dispositive motions were filed on October 25, 2024 and await resolution. For more information, see Note 15, “Commitments and Contingencies—SmartSky Litigation,” to our consolidated financial statements. Adverse results in the underlying infringement suit or other infringement suits could require us to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our sales, marketing and advertising activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Even if we are successful in defending these claims, such litigation may be time-consuming and costly, divert management resources and could adversely affect our business relating to such disputed technology during its pendency.

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

The market for our services is characterized by evolving technology, changes in customer and passenger needs and performance expectations, and frequent new service and product introductions. Our success will depend, in part, on our and our suppliers’ ability to continue to enhance existing technology and services or develop new technology and services on a timely and cost-effective basis. If we or our suppliers fail to adapt quickly enough to changing technology, customer requirements and/or regulatory requirements, our business and results of operations may be materially adversely affected. We expect to have to invest significant capital to keep pace with innovation and changing technology, and if the amount of such investment exceeds our plans or the amount of investment permitted under the Credit Agreements (as defined below), it may have a material adverse effect on our results of operations.

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

We have in the past and will in the future integrate new and evolving technologies, such as AI, into our products and services. As with many innovations, AI presents risks and challenges that could affect its adoption and, as a result, our business. Our implementation of AI in our products and services may have unintended consequences due to its inherent limitations or our failure to use it effectively. For example, AI algorithms may be flawed due to a lack of back-testing or datasets of poor quality or inappropriate bias, and analyses generated by AI may be deficient or inaccurate, subjecting us to competitive or reputational harm. Additionally, AI entails significant legal risks. The IP ownership and license rights of new technologies such as AI have not been fully addressed by U.S. courts, and the use or adoption of such technologies in our products and services may expose us to potential intellectual property claims, breach of a data or software license, website terms of service claims, claimed violations of privacy rights or other tort claims. Governmental regulation and laws related to AI may also increase the burden and cost of research and development or require increased transparency that makes it more difficult to protect our IP. For instance, on October 30, 2023, the Biden administration issued an executive order to, among other things, establish extensive new standards for AI safety and security. Many states are also passing AI laws, such as the Colorado AI Act, and numerous AI related bills that passed in California at the end of 2024. Additionally, the EU AI Act in Europe strictly regulates AI. Other jurisdictions may decide to adopt similar or more restrictive legislation rendering the use of such technologies challenging. To date, there is no unified legal definition of “artificial intelligence” nor a set standard of regulations, making compliance vary significantly from region to region, even within the U.S. Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings could also harm our competitive position and brand, or create legal liability, and may cause us to incur additional research and development costs to resolve such issues. Lastly, the rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks. For more information, see “—We periodically are and could be in the future adversely affected if we or our third party suppliers or service providers suffer service interruptions or delays, technology failures, damage to equipment or system disruptions or failures arising from, among other things, force majeure events, cyberattacks or other malicious activities.”

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

The failure of our equipment or material defects or errors in our software or services may damage our reputation, result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages, and impair our ability to sell our service.

Our products contain complex systems, components and software that could contain errors or defects, particularly when we incorporate new technology or when new software is first introduced or new versions or enhancements are released. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. In addition, such events could result in significant expenses and diversion of development and other resources, a reduction in sales or delay in market acceptance of our products and services, loss of existing customers, terminations of, failures to renew, penalties or damage claims under aviation partner contracts, harm to our reputation and brand image and increased insurance costs. If our in-flight system has a malfunction resulting from an error or defect or a problem with installation or maintenance and such malfunction causes physical damage to an aircraft or impairs its on-board electronics or avionics, significant property loss and serious personal injury or death could result. For more information on these risks as they relate to our satellite services, see “—We depend upon third parties, many of which are single-source providers, to manufacture equipment components, provide services for our network or satellite services, and install and maintain our equipment.” Any such failure could expose us to substantial personal injury claims, product liability claims or costly repair obligations. The aircraft operated by our customers may be very costly to repair and the damages in any product liability claims could be material. We carry aircraft and non-aircraft product liability insurance consistent with industry norms; however, such insurance coverage may not be sufficient to fully cover claims. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

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

As discussed in more detail in the section entitled “Item 1. Business—Licenses and Regulation—Federal Aviation Administration,” FAA approvals required to operate our business include STCs and PMAs. While our distribution partners are responsible for obtaining STCs, obtaining PMAs is an expensive and time-consuming process that requires significant focus and resources. Prior to installation of our equipment, any inability to obtain, delay in obtaining (including as a result of a government shutdown or funding shortages), or change in, needed FAA certifications, authorizations, or approvals, could have an adverse effect on our ability to meet our installation commitments, manufacture and sell parts for installation on aircraft, or expand our business. Following installation of our equipment, if we were to discover that our equipment or components of our equipment were not in compliance with specifications on which the STC authorizing installation was based, or if the FAA’s requirements changed, our non-compliance could result in our incurring material costs to inspect and in some circumstances modify or replace such equipment, and could in rare circumstances result in our system being turned off or installed aircraft being grounded. If we fail to comply with the FAA’s many regulations and standards that apply to our activities, we could lose the FAA certifications, authorizations, or other approvals on which our manufacturing, installation, maintenance, preventive maintenance and alteration capabilities are based. In addition, from time to time, the FAA or comparable foreign agencies adopt new regulations or amend existing regulations. The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, our compliance costs would likely increase.

We must comply with CALEA, which requires applicable communications companies to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. Currently, our CALEA solution is fully deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays in complying or failure to comply with, CALEA or similar obligations. Such enforcement actions could subject us to fines, cease and desist orders or other penalties, all of which may materially adversely affect our business and financial condition. Further, to the extent the FCC adopts additional capability requirements applicable to communications companies, its decision may increase the costs we incur to comply with such regulations.

We are also subject to regulation by certain foreign laws and regulatory bodies, including ISED, which issued our exclusive Canadian ATG subordinate spectrum license and regulates our use of the spectrum licensed to us.

Adverse decisions or regulations of these U.S. and foreign regulatory bodies may have a material adverse effect on our business and results of operations. This includes new regulations, such as those related to net neutrality, broadband labeling, digital discrimination, the Universal Service Fund, or other potential regulatory requirements. We are unable to predict the impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

Our possession and use of personal information present risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation.

In the ordinary course of our business, we or our third-party providers collect, process and store sensitive and confidential data, including personal information of our employees and customers. The secure processing, maintenance and transmission of this information (and other sensitive and confidential data such as our proprietary business information and that of our customers and suppliers) is critical to our operations and business strategy. Despite our security measures, our systems and those of third parties upon which we rely may be vulnerable to attacks by hackers or may be compromised due to employee error, malfeasance, hardware or software defects or other disruptions. Further, our in-cabin and cockpit network operates as an open, unsecured Wi-Fi hotspot, and non-encrypted transmissions users send over this network may be vulnerable to access by other users on the same plane. We depend on the security of the network infrastructure and products of our third-party providers of telecommunications, cloud computing, customer support and other vendors. Unauthorized use of our, or our third-party service providers’, networks, computer systems and services could potentially jeopardize the security of confidential information, including personal information of passengers using our service. Data security threats are constantly evolving and may be difficult to anticipate or to detect for long periods of time, and may include ransomware attacks, network intrusion, data extortion, malware, phishing and other social engineering, business email compromise and insider threats, among others. We and our third-party service providers have in the past been subject to instances of unauthorized access and attempts to gain unauthorized access to our systems or sensitive or confidential data, or to disrupt our operations, and we and our third-party service providers have in the past not always been able to anticipate or prevent such cybersecurity incidents or attempts. To date, none of these cybersecurity incidents or attempts has, individually or in the aggregate, resulted in a security incident with a material effect on our operations or our financial condition, results of operations, liquidity, or cash flows. However, these cybersecurity incidents could have a material impact in the future, and there can be no assurance that any security measures we, or third parties, take will be effective in anticipating or preventing these activities, given the constantly changing nature of the threats. Any such cybersecurity incidents, unauthorized access or disclosure, or other loss of information could result in legal claims or proceedings and liability under our contracts with certain customers, which generally require us to indemnify the customer for passenger and other third-party claims arising from data security breaches. In addition, such cybersecurity incidents may disrupt our operations and the services we provide to customers, result in the loss of value of trade secrets, require expensive efforts to investigate, remediate or resolve, damage our reputation, and cause a loss of revenue, reputational harm or a loss of confidence in our products and services, all of which may have a material adverse effect on our business prospects, financial condition and results of operations. We may also maintain cyber liability insurance that covers certain damages caused by cybersecurity incidents. However, there is no guarantee that adequate insurance will continue to be available at rates that we believe are reasonable or that the costs of responding to and recovering from a cybersecurity incident will be covered by insurance or recoverable in rates.

Additionally, as discussed in more detail in the section titled “Item 1. Business—Licenses and Regulation—Privacy and Data Security-Related Regulations,” we are subject to certain state laws, federal and non-U.S. laws that impose data breach notification requirements, specific data security obligations, or other consumer privacy-related requirements. Our failure to comply with any of these rules or regulations, or an allegation or finding that we failed to comply, could result in litigation, investigations or regulatory enforcement actions, fines or penalties, which may have a material adverse effect on our business, financial condition and results of operations. These legal requirements are complex, varied, rapidly evolving and often subject to interpretation, and there is a risk that, despite our efforts to comply, we may be found to be out of compliance with one or more of these requirements. Fines issued for non-compliance with such requirements may be substantial, including fines issued under the GDPR which can be as high as 4% of global revenue, and an adverse finding by a regulator or court may result in costly and onerous requirements being placed on the Company, a prohibition on engaging in certain aspects of our business or damage to our reputation. Certain data protection laws that apply to the Company establish a private right of action. In addition, non-compliance with certain of these requirements could lead to investigations, regulatory enforcement actions, class actions or other private litigation based on theories that may include breach of contract or negligence, among others. Such litigation could result in material costs to the Company. We cannot be sure that a regulator would deem our security measures to be appropriate given the lack of prescriptive measures in certain data protection laws. Without more specific guidance, we cannot know whether our chosen security safeguards are adequate according to each applicable data protection law. Even in cases where the applicable requirements are explicit, we cannot be certain that safeguards designed to meet those requirements will be interpreted by a regulator or court as adequate or that those safeguards are operating in accordance with the requirements at all times. Even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our or our partners’ information technology systems and the data contained in those systems. Moreover, interpretations or changes to new or existing data protection laws may impose on us responsibility for our employees and third parties that assist with aspects of our data processing. Furthermore, our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing attacks, and we may remain responsible for a successful phishing or other social engineering attack despite the quality and otherwise legal sufficiency of our technical security measures. In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices, including significant technology efforts that require long implementation timelines, increased costs and dedicated resources. For more information, see “—We periodically are and could be in the future adversely affected if we or our third party suppliers or service providers suffer service interruptions or delays, technology failures, damage to equipment or system disruptions or failures arising from, among other things, force majeure events, cyberattacks or other malicious activities.”

Participation in the FCC Reimbursement Program could adversely affect our results of operations and financial condition.

On July 15, 2022, the FCC notified the Company that it was approved for participation in the FCC Reimbursement Program, a program designed by the FCC at the direction of Congress to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement and disposal of covered communications equipment or services from their networks that have been deemed to pose a national security risk. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover incurred and documented costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to an initial shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount is currently allocated to the Company under the program. In July 2023, the Company elected to participate in the partially funded FCC Reimbursement Program and submitted its first reimbursement claim. Following passage of the FY 2025 NDAA, the Company expects to be allocated its full approved amount of approximately $334 million.

The FCC has announced that it will expeditiously take steps to secure the additional funding authorized by the FY 2025 NDAA, including obtaining approval from the U.S. Treasury to borrow the funds. There can be no assurance that there will be sufficient available funding to reimburse us for all of our costs in participating in the program. Any shortfall in available funding would require the Company to fund the portion of program costs that exceeds the Company’s allocation. In addition, companies that were awarded a funding allocation are not guaranteed to receive that funding. Once funds are allocated, recipients can draw down funds upon proof of actual expenses incurred by filing a request for the reimbursement of specific expenses. We cannot predict whether and to what extent the FCC or the administrator on which it relies to administer the FCC Reimbursement Program will approve our requests for the specific reimbursement of costs, or the time frames for any reimbursement. If we are not successful in receiving the amount of funds necessary to remove, replace and dispose of the applicable equipment and services, or if we have underestimated the associated costs, our results of operations and financial condition could be adversely affected. Also, the process for seeking reimbursements under the FCC Reimbursement Program is complex, and the FCC or program administrator may seek revisions to our reimbursement requests or delay approval of some or all of the requested amounts while evaluating our submissions. Any delay in reimbursements under the program could have a material negative effect on our cash flows and working capital.

In order to participate in the program, we must comply with various conditions and requirements established by the FCC, including a requirement that we complete the removal, replacement and disposal of applicable equipment within one year of receiving our first funding disbursement. The FCC may issue a single, general extension to all reimbursement recipients if it determines that the supply of replacement communications equipment or services needed by the recipients to achieve the purposes of the Reimbursement Program is inadequate to meet the needs of the recipients. The FCC may also grant one or more six-month extensions to a participant where it finds that due to factors beyond its control, the participant cannot complete the project by the deadline. Due to a number of factors including supply chain disruptions, the insufficiency of FCC funding and the operational and logistical complexity of replacing airborne equipment, Gogo was unable to complete the project within one year of receiving the Company’s first funding disbursement, and as outlined in our initial FCC application, we have sought and obtained extensions from the FCC. The Company’s current completion deadline is July 21, 2025, and the Company expects to require additional extensions past that date. If the FCC does not grant the necessary extensions and the project is not completed by the FCC’s deadline, we could face penalties or other sanctions, including not being reimbursed for subsequent program costs.

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

Our international sales and operations are subject to applicable laws relating to trade, sanctions, and export controls, the violation of which could have a material adverse impact on our business.

We must comply with all applicable export control laws and regulations of the United States and other countries. U.S. export and control laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Control Reform Act of 2018 (“ECRA”) and the Export Administration Regulations (“EAR”). The export of certain satellite hardware, software services and technical data relating to satellites is regulated by the U.S. Department of State under ITAR. Certain satellites and other items are controlled for export by the U.S. Department of Commerce under the EAR. In addition, we must comply with trade and economic sanctions laws and regulations, including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). We cannot provide certain products and services to certain countries or persons subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. Non-compliance with any applicable trade control, sanctions, export control or anti-corruption laws or other legal requirements may result in criminal and/or civil penalties, disgorgement and/or other sanctions and remedial measures, and may result in unexpected legal or compliance costs. Violations of any of these laws or regulations could also result in more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our business, and could materially adversely affect our business, financial condition and results of operations. Moreover, any investigation of alleged violations of any such laws could have a material adverse impact on our reputation, business, financial condition and results of operations.

Expenses, liabilities or business disruptions resulting from litigation could adversely affect our results of operations and financial condition.

Our operations are characterized by the use of new technologies and services across multiple jurisdictions that implicate various statutes and a range of rules and regulations that may be subject to broad or creative interpretation. This may result in litigation, including class action lawsuits, the outcome of which may be difficult to assess or quantify due to the potential ambiguity inherent in these regulatory schemes and/or the nascence of our technologies and services. Plaintiffs may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. Any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our products and services, or require us to pay significant monetary damages, which may have a material adverse effect on our results of operations. We also indemnify the directors and current and former officers who are defendants in Company litigation and in derivative lawsuits for their defense costs and any judgments resulting from such suits. In the future, we may be subject to additional securities class action or derivative litigation. From time to time, we may also be subject to other claims or litigation in the ordinary course of our business, including for example, claims related to employment matters. In February 2022, a competitor filed a patent infringement suit against us. Additionally, in December 2024, a competitor filed a suit against us and our subsidiaries alleging that we maintain an illegal monopoly over ATG broadband inflight connectivity products and services and have blocked the competitor from entering the market in violation of antitrust laws. For more information on this and other material ongoing litigation, see Note 15, “Commitments and Contingencies,” to our consolidated financial statements.

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

In addition, while the long-term effects of climate change on the global economy and the aviation industry in particular are unclear, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our locations may be vulnerable to the adverse effects of climate change. For example, Colorado, where our corporate headquarters is located, has historically experienced, and is projected to continue to experience, physical climate change risks, including drought, flooding and wildfires. In addition, natural disasters could damage or destroy our networks, towers and data centers. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party service providers or partners, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations.

Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate, as well as changes in tax law or regulation.

Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), potential taxation of digital services, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures, and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of future earnings of the Company, which could impact the valuation of our deferred tax assets. In addition, our future effective tax rates could be subject to volatility or adversely affected by changes in tax laws, regulations, accounting principles, or interpretations thereof.

The Organization for Economic Co-operation and Development (“OECD”)/G20 and other invited countries, developed a global tax framework inclusive of a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two”). On December 15, 2022, the Council of the European Union (“EU”) formally adopted the OECD’s framework to achieve a coordinated implementation amongst EU Member States consistent with EU law. The EU’s Pillar Two Directive effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. Other major jurisdictions are actively considering and implementing changes to their tax laws to adopt certain parts of the OECD’s proposals. We have assessed this framework and determined, based upon available guidance, that these changes will not have a material impact to our results of operations. Any future changes in OECD guidance or interpretations, including local country tax legislative changes thereof, could impact our initial assessment; therefore, we will continue to monitor and refine our assessment as further guidance is made available.

As a U.S. government contractor to our military/government customers, we could be adversely affected by changes in various procurement and other laws and regulations applicable to our industry or any negative findings by the U.S. government as to our compliance with them, as well as by changes in our customers’ business practices globally.

U.S. government contractors (including their subcontractors and others with whom they do business) must comply with various specific procurement laws, regulations, rules and other legal requirements, as well as ones more broadly applicable. These various legal requirements, although sometimes customary in government contracting, increase costs and risks. They have been and are evolving at a significant pace. The costs are not always fully recoverable. New laws or other requirements, or changes to existing ones

(including, for example, related to cybersecurity, information protection, environment, sustainability, securities, competition, compensation costs, taxes, counterfeit parts, pensions, and use of certain non-U.S. equipment) or more expansive interpretations or other changes in how government agencies construe existing ones, can significantly increase our costs and risks and reduce our profitability.

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, such as the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and the Department of Defense Office of Inspector General. These agencies review performance under our contracts, our cost structure and accounting, and our compliance, as well as the adequacy of our systems in meeting government requirements. Costs ultimately found to be unallowable or improperly allocated may not be reimbursed or may be refunded. When an audit uncovers improper or illegal activities, we are subject to possible civil and criminal penalties, sanctions, or suspension or debarment. Whether or not illegal activities are alleged, the U.S. government has the ability to decrease or withhold certain payments when it deems systems to be inadequate, with significant financial impact, regardless of the ultimate outcome. In addition, we risk serious reputational harm in situations involving allegations of impropriety made against us or our business partners.

We (including our subcontractors and others with whom we do business) also are subject to, and expected to perform in compliance with, a vast array of federal, state and local laws, regulations, contract terms and requirements related to our industry, our products and the businesses we operate, as well as those more broadly applicable to our industry, such as securities laws and regulations. These requirements, whether specific to our industry or broadly applicable, may limit our ability to achieve our goals. If we are found to have violated any such requirements, or are found not to have acted responsibly, we may be subject to a wide array of actions, including contract modifications or termination, payment withholds, the loss of export/import privileges, administrative, civil or criminal judgments or penalties (including convictions, agreements, fines, damages and non-monetary relief), or suspension or debarment.

If we or those with whom we do business do not comply with the laws, regulations, rules, contract terms and processes to which we are subject or if customer business practices or requirements change significantly, including with respect to allowable costs, it could affect our ability to compete and have a material adverse effect on our financial position, results of operations and/or cash flows.

Risks Related to Our Indebtedness

For definitions of capitalized terms used and not defined in the following Risk Factors, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

We and our subsidiaries have substantial debt and may incur substantial additional debt in the future, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and reduce the value of your investment.

As of December 31, 2024, we had total consolidated indebtedness of approximately $850.8 million, which consists of $601.4 million borrowed under the 2021 Term Loan Facility and $249.4 million borrowed under the HPS Term Loan Facility. We and our subsidiaries may incur additional debt in the future, including up to $122.0 million under the Revolving Facility, which could increase the risks described below and lead to other risks. The amount of our indebtedness or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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

We have from time to time evaluated, and we continue to evaluate, our potential capital needs in light of increasing demand for our services, limitations on bandwidth capacity and performance and generally evolving technology in our industry. We may utilize one or more types of capital raising in order to fund any initiative in this regard, including the issuance of new equity securities and new debt securities, including debt securities convertible into our common stock. Our ability to generate positive cash flows from operating activities and the extent and timing of certain capital and other necessary expenditures are subject to numerous variables, such as costs related to execution of our current technology roadmap, including continuing development and deployment of Gogo 5G, Gogo Galileo and other future technologies. The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms or at all or our operating cash flows may be insufficient to satisfy our financial obligations under the Credit Agreements and other indebtedness outstanding from time to time.

Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes is limited by the Credit Agreements. In the future, if our subsidiaries are in compliance with certain incurrence ratios or other covenant exceptions set forth in the Credit Agreements, our subsidiaries may be able to incur additional indebtedness, which indebtedness may be secured or unsecured, the incurrence of which may increase the risks created by our current substantial indebtedness. Events beyond our control can affect our ability to comply with these requirements. The Credit Agreements also limit the ability of Gogo Inc. to incur additional indebtedness under certain circumstances and limit the amount of cash that our subsidiaries may dividend, transfer or otherwise distribute to us.

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

The Credit Agreements contains covenants that, among other things, limit the ability of our subsidiaries and, in certain circumstances, us to:

•
incur certain non-permitted indebtedness;
•
pay dividends, redeem stock or make other distributions;
•
make certain investments;
•
create liens;
•
transfer or sell assets;
•
merge or consolidate with other companies; and
•
enter into certain transactions with our affiliates.

Our ability to comply with the covenants and restrictions contained in the Credit Agreements may be affected by economic, financial and industry conditions beyond our control. Our failure to comply with obligations under the agreements and instruments governing our indebtedness may result in an event of default under such agreements and instruments. We cannot be certain that we will have funds available to remedy these defaults. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. All of these covenants and restrictions could affect our ability to operate our business, may limit our ability in the future to satisfy currently outstanding obligations and may limit our ability to take advantage of potential business opportunities as they arise.

An increase in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

Our indebtedness outstanding under the 2021 Term Loan Facility and HPS Term Loan Facility bears interest, and any indebtedness under our Revolving Facility would bear interest, at variable rates. While we have entered into interest rate caps to hedge a portion of our exposure, we remain subject to interest rate risk under these Facilities. Increases in interest rates, including as the result of general economic inflation, would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows.

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

Indebtedness under the Facilities (as defined below) is secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under any of the Credit Agreements, to the extent amounts were outstanding under the Facilities, the lenders party to such Credit Agreement would have a prior right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations under such Credit Agreement, resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us, our subsidiaries or our indebtedness, if any, could cause our cost of capital to increase.

Our 2021 Term Loan Facility and HPS Term Loan Facility have been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any future lowering of ratings may make it more difficult or more expensive for us to obtain additional debt financing.

Risks Related to Our Common Stock

The price of our common stock may be volatile, and the value of your investment could decline.

The trading price of our common stock has been volatile since our IPO, which occurred on June 21, 2013, and in which shares of common stock were sold at a price of $17.00 per share. From the IPO date through March 7, 2025, the price of our common stock has ranged from a closing low of $1.40 per share to a closing high of $34.34 per share. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock has fluctuated and may continue to fluctuate widely in response to various factors, many of which are beyond our control. They include:

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
•
the success of our integration of Satcom Direct;
•
new regulatory pronouncements and changes in regulatory guidelines;
•
actual or anticipated fluctuations in our quarterly operating results and any inability to generate positive cash flows on a consolidated basis in the future or to obtain additional financing;
•
changes in or failure to meet publicly disclosed expectations as to our future financial performance, or failure to estimate them accurately;
•
changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•
action by institutional stockholders or other large stockholders, including future sales;
•
short-selling or other transactions involving derivatives of our securities;
•
speculation in the press or investment community, and/or unfavorable reports by investors such as short sellers;
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

As of December 31, 2024, we had approximately $363 million in federal and $356 million in state net operating losses (“NOLs”). The federal NOLs will begin to expire in 2034. The state NOLs began expiring in 2024. Under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as an increase of more than 50% of the value of the Company’s stock owned by certain “5-percent shareholders,” as such term is defined in Section 382 of the Code, in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. To the extent there becomes a new 5-percent shareholder, we may experience an ownership change under Section 382 of the Code, which may result in the loss or impairment of some or all of our NOLs. The extent of any loss or impairment of our NOLs upon an ownership change would depend on several factors, including the nature of the NOLs, our stock price and extent of the ownership change. Our Section 382 Rights Agreement, which would have helped to prevent shareholders from becoming more than 5-percent shareholders, expired in September 2023, and we determined not to renew it. If an ownership change occurs and our ability to use our NOLs is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

A few significant stockholders, including affiliates of Oakleigh Thorne, the Executive Chair of our Board, and GTCR LLC and its affiliates, could exert influence over our Company, and if the ownership of our common stock continues to be concentrated, or becomes more concentrated in the future, it could prevent our other stockholders from influencing significant corporate decisions.

As of December 31, 2024, Oakleigh Thorne, the Executive Chair of our Board of Directors, and the entities affiliated with Mr. Thorne (the “Thorne Entities”) beneficially owned approximately 21% of the outstanding shares of our common stock, and funds managed by GTCR LLC and its affiliates (“GTCR”) beneficially owned approximately 24% of the outstanding shares of our common stock. As a result, either the Thorne Entities or GTCR alone is able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions and the election of directors. Such ability to influence may reduce the market price of our common stock. In addition, together, GTCR and the Thorne Entities would be able to exercise control over such matters, which similarly may reduce the market price of our common stock.

As the Executive Chair and a member of our Board of Directors, Mr. Thorne provides strategic leadership to the Company, and he owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Thorne is entitled to vote his shares, and shares over which he has voting control, in his own interest, which may not always be in the interests of stockholders generally.

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

As a public company, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and the related rules and regulations of the SEC, as well as Nasdaq rules, require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We are also required under Sarbanes-Oxley to document and test the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. The applicable SEC rules are constantly evolving in response to market conditions and other developments, and we must update our disclosure controls and procedures quickly and effectively in order to produce appropriate disclosures. Any failure to maintain effective controls or implement required new or improved controls may materially adversely affect our results of operations or cause us to fail to meet our reporting obligations. For more information, see “—We have identified material weaknesses in our internal control over financial reporting, which could, if not effectively remediated, result in material misstatements in our financial statements, and a failure to meet our reporting and financial obligations.” Failure to comply with Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, Nasdaq, or other regulatory authorities. Additionally, this failure could negatively affect the market price and trading liquidity of our common stock, restrict our access to the capital markets, cause investors to lose confidence in our reported financial information, and generally materially and adversely impact our business and financial condition.

We have identified material weaknesses in our internal control over financial reporting, which could, if not effectively remediated, result in material misstatements in our financial statements, and a failure to meet our reporting and financial obligations.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and errors in our financial statements and operate successfully as a public company. As discussed in “Item 9A. Controls and Procedures,” our management and independent registered public accounting firm have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024. We are actively engaged in developing and implementing a remediation plan designed to address these material weaknesses and are committed to remediating them as promptly as possible. However, we cannot be certain that the current material weaknesses in internal control will be remediated and our internal control over financial reporting will be considered effective going forward. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement.

If we are unable to remediate the existing material weaknesses in our internal controls over financial reporting and achieve effective internal control, or if we identify additional material weaknesses in our internal control over financial reporting, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our consolidated financial statements. This could result in a decrease in the value of our common stock.

We also face risks associated with the cost of establishing effective internal control over financial reporting, insofar as we expect to continue to incur increased costs related to our internal control over financial reporting to remediate the above-described material weaknesses and improve further our internal control environment.

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

Under the terms of the Credit Agreements, a takeover of our Company would allow the administrative agent and/or the lenders to terminate their commitments under the Credit Agreements and declare any and all outstanding amounts to be due and payable. This provision may have the effect of delaying or preventing a takeover of our Company that would otherwise be beneficial to our stockholders.

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

As a foundation of this approach, we have implemented a layered governance structure to help assess, identify, manage and report cybersecurity risks. Our cybersecurity program leverages the NIST Framework, which outlines the core components and responsibilities necessary to sustain a healthy and well-balanced cybersecurity program. To protect our network and information systems from cybersecurity threats, we use various security tools and policies that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools.

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

As described in Item 1A “Risk Factors,” our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee or vendor misconduct and other external hazards could expose our information systems and those of our vendors to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business, including the loss of customer confidence, reputational harm, our operating results and our financial condition. We have insurance designed to cover certain expenses relating to cybersecurity incidents; however, damage and claims arising from a cybersecurity incident may exceed the amount of any insurance available. While we have experienced cybersecurity incidents, to date, we do not believe that we experienced a material cybersecurity incident during the fiscal year ended December 31, 2024.

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

Our Senior Vice President, Chief Information Security Officer (“CISO”), leads our cybersecurity team and has over 15 years of experience establishing and leading comprehensive cybersecurity programs. Our CISO retired from the United States Navy, where he served in various roles with increasing responsibility, most recently serving as the Director of Operations – Navy Cyber Defense

Operations Command. In that role, our CISO led a team of 450 personnel overseeing networks with more than 800,000 endpoints and more than 200 IT, Cloud, Legacy, and Operational Technology networks globally. We believe that our CISO’s technical expertise and background assist us with the navigation of the extensive regulatory framework to which we are subject as a federal contractor, including the achievement of the Cybersecurity Maturity Model Certification (“CMMC”) program. We believe we are well-positioned to meet the requirements of CMMC and are preparing for certification.

We also have management level committees and a cybersecurity incident team who support our processes to assess and manage cybersecurity risk as follows:

•
The Cybersecurity Cross Functional Team (the “Cybersecurity CFT”), led by our CISO, brings together IT, legal, compliance and other function heads. The Cybersecurity CFT meets at least quarterly (or more frequently as needed) and provides a forum for these cross-functional members of management to: consider emerging technologies, such as artificial intelligence and emerging cybersecurity risks; review cybersecurity and privacy regulations; approve, review and update policies and standards as appropriate; and promote cross-functional collaboration to manage cybersecurity and privacy risks across the enterprise.
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

The output of each of the foregoing committees are collected and analyzed on a regular basis and our CISO briefs the Audit Committee, through quarterly updates as well as on an ad hoc basis between regular updates to the extent needed.

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

With respect to third party service providers, we obligate our vendors to adhere to privacy and cybersecurity measures, and we perform risk assessments of vendors, including their ability to protect data from unauthorized access.

Item 2. Properties

We lease our corporate headquarters office located in Broomfield, Colorado which is used by our senior management as well as by the Gogo BA segment for sales, research and development, customer service and administrative purposes. The Gogo BA segment also leases a warehouse in Broomfield and an office in Chicago, Illinois. The Broomfield headquarters lease expires in 2029.

The Satcom Direct segment owns and occupies two properties in Melbourne, Florida, which house its main corporate facility and data center. The main corporate facility is currently listed for sale. Satcom Direct also leases an engineering and manufacturing facility in Ottawa, Canada as well as two offices in the United States and seven offices internationally.

We believe that our current facilities are adequate for the foreseeable future.

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

Holders of Record

As of March 7, 2025, there were 32 stockholders of record of our common stock, and the closing price of our common stock was $6.88 per share as reported on the NASDAQ. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following table summarizes our purchases of common stock during the three month period ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
October 1-31, 2024	368,536	$6.57	368,536	$12,083
November 1-30, 2024	—	$—	—	$12,083
December 1-31, 2024	—	$—	—	$12,083

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

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq Composite Index (“NASDAQ Composite”) and Standard & Poor’s SmallCap 600 Index (“S&P SmallCap 600”) for the period from December 31, 2019 through December 29, 2024, the last trading day of 2024. The graph assumes that $100 was invested at the market close on December 31, 2019 in our common stock, the NASDAQ Composite and the S&P SmallCap 600 and assumes reinvestments of dividends, if any. The S&P SmallCap 600 was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 represents a broad-based index of companies with similar market capitalization. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

$250
$225
$200
$175
$150
$125
$100
12/19
12/20
12/21
12/22
12/23
12/24
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

Company Overview

The Company’s acquisition of Satcom Direct created a combined organization which currently is the only multi-orbit, multi-band in-flight connectivity provider offering connectivity technology purpose-built for business and military/government aviation. The Transaction united two industry-leading brands, creating a product portfolio that offers best-in-class solutions for small to large aircraft and heavy jets. As a combined organization, the Company has a holistic approach of providing broadband connectivity services to its customers through Gogo’s air-to-ground (“ATG”) technology and multiple satellite constellations aiming to deliver consistent, global tip-to-tail connectivity with a suite of software, hardware, and advanced infrastructure supported by a 24/7/365 in-person customer support team.

Segments

As a result of the Company’s acquisition of Satcom Direct, as described in Note 2, “Acquisition of Satcom Direct,” the Company has two reportable segments as of December 31, 2024: (i) the legacy pre-acquisition operations of the Company (“Gogo BA”) and (ii) the acquired entity, Satcom Direct. The consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K report the results of the Gogo BA segment and, from December 3, 2024 until December 31, 2024 (the period after the Closing of the Satcom Direct acquisition), the Satcom Direct segment. The Gogo BA segment provides in-flight connectivity for business aviation via air-to-ground and satellite networks. The Satcom Direct segment primarily provides global satellite-based communication solutions for business, military and government aircraft. Satcom Direct is managed as a separate reportable segment, but in the future, we may realign our reportable segments after integrating the Satcom Direct business. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the results of both segments for the periods in which they are covered by the consolidated financial statements, except that, for the reasons described below, it does not reflect the impact of the Satcom Direct segment in “Key Business Metrics” and “Results of Operations—Comparison of Years Ended December 31, 2024 and 2023.”

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the business aviation industry, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•
costs associated with the implementation of, and our ability to implement on a timely basis, our technology roadmap, including upgrades to and installation of the ATG Broadband technologies we currently offer, Gogo 5G, Gogo Galileo, LTE and any other next generation or other new technology that we develop or acquire;
•
our ability to manage issues and related costs that may arise in connection with the implementation of our technology roadmap, including technological issues and related remediation efforts and failures or delays on the part of antenna, chipset, and other equipment developers and providers or satellite network providers, some of which are single-source;
•
our ability to license additional spectrum and make other improvements to our ATG network and operations as technology and user expectations change;
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

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections. The metrics below are only for the Gogo BA segment and do not include metrics for the Satcom Direct segment for the period in which it is reflected in the Company’s consolidated financial statements (namely, from the Closing on December 3, 2024 until December 31, 2024), with the exception of the GEO aircraft online (which includes the Satcom Direct business aviation broadband GEO aircraft online but excludes military/government GEO aircraft online), because this reporting period provided insufficient time for management to review, test and select meaningful metrics that would be useful on a standalone basis to both management and investors. Additionally, these metrics are slightly broader in scope than those previously presented for the Gogo BA segment, due to an ongoing transition after the acquisition of Satcom Direct in management’s view of which financial and operating metrics of the Gogo BA business are most important to the combined Company. In future periods, after management has integrated the Satcom Direct business and has sufficient information to determine meaningfully which financial and operating metrics are useful to both management and investors, management expects to present such metrics reflecting the major aspects of all of the Company’s businesses, including those in the Gogo BA segment and the Satcom Direct segment.

	For the Years Ended December 31,
	2024	2023	2022
ATG aircraft online (at period end)
AVANCE	4,608	3,976	3,279
Gogo Biz	2,451	3,229	3,656
Total ATG	7,059	7,205	6,935
GEO aircraft online	1,249	10	10
Average monthly connectivity service revenue per ATG aircraft online	$3,481	$3,380	$3,349
ATG units sold	911	894	1,334

•
AVANCE aircraft online. We define AVANCE aircraft online as the total number of business aircraft equipped with our AVANCE L5 or L3 system for which we provide ATG services as of the last day of each period presented.
•
Gogo Biz aircraft online. We define Gogo Biz aircraft online as the total number of business aircraft not equipped with our AVANCE L5 or L3 system for which we provide ATG services as of the last day of each period presented. This number excludes commercial aircraft operated by Intelsat’s airline customers receiving ATG service.
•
GEO aircraft online. We define GEO aircraft online as the total number of aircraft for which we provide GEO broadband services to business aviation customers as of the last day of each period presented. This number excludes aircraft receiving services through GEO satellite networks that are end-of-life.
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
•
ATG units sold. We define units sold as the number of ATG units for which we recognized revenue during the period.

Key Components of Consolidated Statements of Operations

The following briefly describes certain key components of revenue and expenses as presented in our consolidated statements of operations.

Revenue:

We generate two types of revenue: service revenue and equipment revenue. The Company has three main connectivity solutions, each with its own equipment solution: Satellite Broadband, ATG Broadband and Narrowband.

Service revenue primarily consists of subscription and usage fees paid by aircraft owners and operators for telecommunication, data, and in-flight entertainment services. Service revenue is recognized as the services are provided to the customer.

Equipment revenue primarily consists of proceeds from the sale of ATG and satellite connectivity equipment and is recognized when control of the equipment is transferred to the customer, which generally occurs when the equipment is shipped.

Cost of Revenue:

Cost of service revenue consists of ATG network costs, satellite network provider service costs, transaction costs and costs related to network operations.

Cost of equipment revenue primarily consists of the costs of purchasing component parts used in the manufacture of our equipment and the production, installation, technical support and quality assurance costs associated with the equipment sales.

Engineering, Design and Development Expenses:

Engineering, design and development expenses include the costs incurred to design and develop our technologies and products. This includes the design, development and integration of our ATG Broadband and satellite network technologies, the design and development of products and enhancements thereto, and program management activities. Engineering, design and development expenses also include costs associated with enhancements to existing products.

Sales and Marketing Expenses:

Sales and marketing expenses consist of costs associated with activities related to customer sales (including sales commissions), digital marketing and lead generation, advertising and promotions, product management, trade shows and customer service support for end users.

General and Administrative Expenses:

General and administrative expenses include personnel and related operating costs of the business support functions, including finance and accounting, legal, human resources, administrative, information technology and cybersecurity, facilities and executive groups.

Depreciation and Amortization:

Depreciation expense includes expense associated with the depreciation of our network equipment, buildings, office equipment and furniture, fixtures and leasehold improvements, which is recorded over their estimated useful lives. Amortization expense includes the amortization of our finite-lived intangible assets on a straight-line basis over their estimated useful lives.

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

We believe that the assumptions and estimates associated with the fair value of service customer relationships and software acquired in the Transaction have the greatest potential impact on and are the most critical to fully understanding and evaluating our reported financial results, and that they require our most difficult, subjective or complex judgments. For a discussion of our significant accounting policies to which many of these estimates relate, see Note 1, “Summary of Significant Accounting Policies,” to our consolidated financial statements.

Fair Value – Acquired Service Customer Relationships and Software

We account for the Transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Accordingly, we allocate the purchase price to the identifiable assets and liabilities based on their respective fair value, including acquired service customer relationships and software (the “acquired intangible assets”). Service customer relationships were valued at $144.6 million using the multi-period excess earning method. This method of valuation reflects the present value of the projected cash flows that are expected to be generated by these existing customers less charges representing the contribution of other assets to those cash flows. Software was valued at $55.2 million using the relief from royalty method, which is equal to the present value of the after-tax royalty savings attributable to owning the software as opposed to paying a third party for its use.

We make significant estimates and assumptions to determine the fair value of the acquired intangible assets. Critical estimates in valuing the acquired intangible assets include, but are not limited to, future projected revenue and discount rates applied to future cash flows.

The Company engaged third-party valuation advisors to assist in estimating the fair value of identifiable assets and liabilities, including the selection of valuation methodologies. Our estimates are based on assumptions the Company believes to be reasonable and are inherently uncertain. Any material changes in these assumptions could result in significant fluctuations in the fair value of acquired service customer relationships and software, potentially affecting amortization expense and future impairment assessments. Such adverse impacts may be material.

See Note 2, “Acquisition of Satcom Direct,” to our consolidated financial statements for additional information.

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

Consolidated Statements of Operations

(in thousands)

	For the Years Ended December 31,
	2024			2023	2022
	Gogo BA	Satcom Direct	Total	Gogo BA	Gogo BA
Revenue:
Service revenue	$327,056	$37,214	$364,270	$318,015	$296,329
Equipment revenue	77,450	2,989	80,439	79,562	107,738
Total revenue	404,506	40,203	444,709	397,577	404,067
Operating expenses:
Cost of service revenue (exclusive of items shown below)	74,927	24,115	99,042	69,568	64,427
Cost of equipment - product	45,575			46,672	56,676
Cost of equipment - other	18,146			16,711	14,797
Total cost of equipment revenue (exclusive of items shown below)	63,721	3,840	67,561	63,383	71,473
Engineering, design and development	43,465	1,307	44,772	36,683	29,587
Sales and marketing	36,082	1,938	38,020	29,797	25,471
General and administrative	98,231	26,840	125,071	57,280	58,203
Depreciation and amortization	15,287	3,685	18,972	16,701	12,580
Total operating expenses	331,713	61,725	393,438	273,412	261,741
Operating income (loss)	72,793	(21,522)	51,271	124,165	142,326
Other expense (income):
Interest income	(8,336)	—	(8,336)	(7,403)	(2,386)
Interest expense	38,431	—	38,431	33,056	38,872
Loss on extinguishment of debt	—	—	—	2,224	—
Other (income) expense, net	3,042	—	3,042	(1,315)	123
Total other expense	33,137	—	33,137	26,562	36,609
Income (loss) before income taxes	39,656	(21,522)	18,134	97,603	105,717
Income tax provision (benefit)	4,388	—	4,388	(48,075)	13,658
Net income (loss)	$35,268	$(21,522)	$13,746	$145,678	$92,059

Comparison of Years Ended December 31, 2024 and 2023

Below is a discussion of changes in the results in operations for the years ended 2024 and 2023, which as discussed above are for the Gogo BA segment only. The acquisition of Satcom Direct was completed on December 3, 2024 and is reflected in the combined Company’s consolidated financial statements only for the 29-day period from the Closing until December 31, 2024. As a result, there is no meaningful prior period comparison point. Unless otherwise noted below, we expect consolidated revenue and expenses to increase in 2025 as a result of a full year of activity for Satcom Direct.

Revenue

Revenue and percent change for the years ended December 31, 2024 and 2023 were as follows (in thousands, except for percent change):

	For the Years Ended
	December 31,		% Change
	2024	2023	2024 over 2023
Service revenue	$327,056	$318,015	2.8%
Equipment revenue	77,450	79,562	(2.7)%
Total revenue	$404,506	$397,577	1.7%

Total Gogo BA revenue increased to $404.5 million for the year ended December 31, 2024, as compared with $397.6 million for the prior year, due to an increase in service revenue, partially offset by a decrease in equipment revenue.

Gogo BA’s service revenue increased to $327.1 million for the year ended December 31, 2024, as compared with $318.0 million for the prior year, due to increases in ARPU.

Gogo BA’s equipment revenue decreased to $77.5 million for the year ended December 31, 2024, as compared with $79.6 million for the prior year, due to a decrease in equipment repair revenue.

Cost of Revenue

Cost of service revenue and percent change for the years ended December 31, 2024 and 2023 were as follows (in thousands, except for percent change):

	For the Years Ended
	December 31,		% Change
	2024	2023	2024 over 2023
Cost of service revenue	$74,927	$69,568	7.7%
Cost of equipment revenue	63,721	63,383	0.5%

Gogo BA’s cost of service revenue increased 8% to $74.9 million for the year ended December 31, 2024, as compared with $69.6 million for the prior year, due to an increase in ATG network costs.

Gogo BA’s cost of equipment revenue increased 1% to $63.7 million for the year ended December 31, 2024, as compared with $63.4 million for the prior year.

Engineering, Design and Development Expenses

Gogo BA’s engineering, design and development expenses increased 18% to $43.5 million for the year ended December 31, 2024, as compared with $36.7 million for the prior year, due to $2.6 million of personnel costs and a $2.5 million integration-related product write-off.

Sales and Marketing Expenses

Gogo BA’s sales and marketing expenses increased 21% to $36.1 million for the year ended December 31, 2024, as compared with $29.8 million for the prior year, due to a $4.2 million increase in personnel costs, including $1.3 million of severance.

General and Administrative Expenses

Gogo BA’s general and administrative expenses increased 71% to $98.2 million for the year ended December 31, 2024, as compared with $57.3 million for the prior year, due to increased acquisition and integration-related costs of $26.7 million and legal expense of $13.2 million.

Depreciation and Amortization

Gogo BA’s depreciation and amortization expense decreased 8% to $15.3 million for the year ended December 31, 2024, as compared with $16.7 million for the prior year, due to a decrease in amortization of intangible assets.

Other (Income) Expense

Other (income) expense and percent change for the years ended December 31, 2024 and 2023 were as follows (in thousands, except for percent change):

	For the Years		% Change
	Ended December 31,		2024 over
	2024	2023	2023
Interest income	$(8,336)	$(7,403)	12.6%
Interest expense	38,431	33,056	16.3%
Loss on extinguishment of debt	—	2,224	nm
Other (income) expense, net	3,042	(1,315)	(331.3)%
Total	$33,137	$26,562	24.8%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense increased to $33.1 million for the year ended December 31, 2024, as compared with $26.6 million for the prior year, due to interest expense, including a reduced benefit from the interest rate caps, the unrealized holding loss on the Investment in Convertible Note in the current-year period as compared with gain on sale of an equity investment in the prior-year period and an expected credit loss reserve recorded in the current year. These increases were partially offset by the loss on extinguishment of debt in the prior year.

Income Taxes

The effective income tax rate for the year ended December 31, 2024 was 24.2%, as compared with (49.3)% for the prior year. The income tax provision was $4.4 million for the year ended December 31, 2024 due to pre-tax income. The income tax benefit of $48.1 million for the year ended December 31, 2023 was due to a partial release of the valuation allowance on our deferred income tax assets, partially offset by pre-tax income. See Note 15, “Income Tax,” to our consolidated financial statements for additional information.

We expect our income tax provision to increase in the long term as we continue to generate positive pre-tax income.

Comparison of Years Ended December 31, 2023 and 2022

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 and incorporated by reference herein, includes a discussion of changes in our results of operations from fiscal year 2022 to fiscal year 2023. These include only the results of operations of the Gogo BA segment, as they precede the Company’s acquisition of Satcom Direct in 2024.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) acquisition and integration-related costs, (iii) change in fair value of convertible note and gain on sale of equity investment and (iv) loss on extinguishment of debt. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

Acquisition and integration-related costs include direct transaction costs, such as due diligence and advisory fees, and certain compensation and integration-related expenses as well as the amortization of acquisition-related inventory step-up costs. We believe it is useful for an understanding of our operating performance to exclude acquisition and integration-related costs from Adjusted EBITDA because they are infrequent, are outside of the ordinary course of our operations and do not reflect our operating performance.

We believe it is useful for an understanding of our operating performance to exclude the change in fair value of convertible note and gain on sale of equity investment from Adjusted EBITDA because this activity is not related to our operating performance.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Years Ended December 31,
	2024	2023	2022
Adjusted EBITDA:
Net income attributable to common stock (GAAP)	$13,746	$145,678	$92,059
Interest expense	38,431	33,056	38,872
Interest income	(8,336)	(7,403)	(2,386)
Income tax provision (benefit)	4,388	(48,075)	13,658
Depreciation and amortization	18,972	16,701	12,580
EBITDA	67,201	139,957	154,783
Stock-based compensation expense	20,777	21,288	19,065
Acquisition and integration-related costs(1)	53,476	—	—
Amortization of acquisition-related inventory step-up costs	249	—	—
Change in fair value of convertible note and gain on sale of equity investment	793	(1,343)	—
Loss on extinguishment of debt	—	2,224	—
Adjusted EBITDA	$142,496	$162,126	$173,848

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$41,421	$78,970	$103,405
Consolidated capital expenditures	(27,055)	(24,088)	(49,914)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	4,395	1,130	—
Proceeds from interest rate caps	23,181	26,675	4,292
Free cash flow	$41,942	$82,687	$57,783

(1) Consists of change-in-control bonuses of $29.7 million, severance and other compensation-related costs of $3.8 million, and due diligence and advisory fees of $20.0 million.

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
·
Adjusted EBITDA does not reflect acquisition and integration-related costs;
·
Adjusted EBITDA does not reflect amortization of acquisition-related inventory step-up costs;
·
Adjusted EBITDA does not reflect the change in fair value of convertible note and gain on sale of equity investment;
·
Adjusted EBITDA does not reflect the loss on extinguishment of debt;
·
Free Cash Flow does not represent the total increase or decrease in our cash balance for the period; and
·
since other companies in industries related to ours may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

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

Based on our current plans, we expect our cash and cash equivalents, cash flows provided by operating activities and access to the Revolving Facility and capital markets will be sufficient to meet the cash requirements of our business, including the acquisition and integration of Satcom Direct, capital expenditure requirements and debt maturities for at least the next twelve months and thereafter for the foreseeable future.

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. During the years ended December 31, 2024 and 2023, we repurchased an aggregate 4.0 million shares and 0.5 million shares, respectively, of our common stock for $33.2 million and $4.8 million, respectively. As of December 31, 2024, approximately $12.1 million remains available under the share repurchase program.

As detailed in Note 9, “Long-Term Debt and Other Liabilities,” on April 30, 2021, GIH entered into the 2021 Credit Agreement with Gogo, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for the 2021 Term Loan Facility in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and the Revolving Facility, which includes a letter of credit sub-facility. The 2021 Term Loan Facility matures on April 30, 2028.

On December 3, 2024, Gogo and GIH entered into a second amendment to the 2021 Credit Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto to, among other purposes, (a) increase the aggregate principal amount of revolving commitments available under the 2021 Credit Agreement to an aggregate amount of revolving commitments equal to $122 million and (b) extend the maturity date of the Revolving Facility to December 3, 2029 (subject to such maturity date springing to the date that is 90 days prior to the then-current maturity date of (a) the 2021 Term Loan Facility under the 2021 Credit Agreement and (b) the HPS Term Loan Facility under the HPS Credit Agreement under certain conditions).

The 2021 Term Loan Facility amortizes in nominal quarterly installments equal to 1% of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the 2021 Term Loan Facility. There are no amortization payments under the Revolving Facility.

As detailed in Note 9, “Long-Term Debt and Other Liabilities,” on December 3, 2024, Gogo and GIH entered into a credit agreement (the “HPS Credit Agreement” and together with the 2021 Credit Agreement, the “Credit Agreements”) with the lenders party thereto and HPS Investment Partners, LLC, as the administrative agent, which provides for a term loan credit facility (the “HPS Term Loan Facility”) in an aggregate principal amount of $250 million. The HPS Term Loan Facility amortizes in quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the HPS Term Loan Facility on April 30, 2028.

The Credit Agreements contain customary events of default, which, if any of them occurred, would permit or require the principal, premium, if any, and interest on all of the then outstanding obligations under the Facilities to be due and payable immediately and the commitments under the Revolving Facility to be terminated.

The Credit Agreements contain covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Further, market conditions and/or our financial performance may limit our access to additional sources of equity or debt financing, or our ability to pursue potential strategic alternatives. As a result, we may be unable to finance the growth of our business to the extent that our cash, cash equivalents and short-term investments and cash generated through operating activities prove insufficient or we are unable to raise additional financing through the issuance of equity, permitted incurrences of debt (by us or by GIH and its subsidiaries), or the pursuit of potential strategic alternatives.

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus a credit spread adjustment of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the latest reduction of $175.0 million having occurred on July 31, 2024. The aggregate notional amount of the interest rate caps as of December 31, 2024 is $350.0 million. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future. For additional information on the interest rate caps, see Note 10, “Derivative Instruments and Hedging Activities,” to our consolidated financial statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations, comprised of our material future cash requirements and deferred revenue arrangements, as of December 31, 2024 (in thousands).

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations:
Lease obligations(1)	$98,871	$17,819	$34,848	$26,781	$19,423
Purchase obligations (2)	602,884	189,502	249,068	164,314	—
2021 Term Loan Facility (3)	601,438	—	—	601,438	—
HPS Term Loan Facility (3)	249,375	2,500	5,000	241,875	—
Interest and fees on the Facilities(3)(4)	260,724	78,379	155,957	26,388	—
Deferred revenue arrangements (5)	41,268	30,408	10,860	—	—
Other long-term obligations (6)	63,313	18,679	18,125	2,072	24,437
Total	$1,917,873	$337,287	$473,858	$1,062,868	$43,860

(1)
See Note 16, “Leases,” to our consolidated financial statements for more information.
(2)
As of December 31, 2024, our outstanding purchase obligations represented obligations to vendors incurred in order to meet operational requirements in the normal course of business, including the build out of Gogo 5G, Gogo Galileo, information technology, research and development, sales and marketing, general and administrative and production related activities.
(3)
See Note 9, “Long-Term Debt and Other Liabilities,” to our consolidated financial statements for more information.
(4)
Interest on our variable rate debt is calculated for future periods using the interest rate in effect as of December 31, 2024 and excludes the impact of our interest rate caps.
(5)
Amounts represent obligations to provide services for which we have already received cash from our customers.
(6)
Other long-term obligations consist of estimated payments (undiscounted) for our asset retirement obligations, network transmission services and monthly payments of C$0.1 million (using the December 31, 2024 exchange rate) to the licensor of our Canadian ATG spectrum license over the estimated 25-year term of the agreement. Other long-term obligations exclude tax liability payments due to the uncertainty of their timing.

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

Cash Flows

The following table presents a summary of our consolidated cash flow activity, including the Satcom Direct segment, for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$41,421	$78,970	$103,405
Net cash provided by (used in) investing activities	(337,203)	29,856	(70,418)
Net cash provided by (used in) financing activities	198,691	(120,434)	(28,388)
Effect of foreign exchange rate changes on cash	29	94	13
Increase (decrease) in cash, cash equivalents and restricted cash	(97,062)	(11,514)	4,612
Cash, cash equivalents and restricted cash at beginning of period	139,366	150,880	146,268
Cash, cash equivalents and restricted cash at end of period	$42,304	$139,366	$150,880
Supplemental information:
Cash, cash equivalents and restricted cash at end of period	$42,304	$139,366	$150,880
Less: current restricted cash	70	—	—
Less: non-current restricted cash	469	330	330
Cash and cash equivalents at end of period	$41,765	$139,036	$150,550
Following is a discussion of the year-over-year changes in cash flow activities.

Net cash provided by operating activities:

The following table presents a summary of our cash flows from operating activities from operations for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Net income	$13,746	$145,678	$92,059
Non-cash charges and credits	56,179	(4,410)	51,110
Changes in operating assets and liabilities	(28,504)	(62,298)	(39,764)
Net cash provided by operating activities	$41,421	$78,970	$103,405

For the year ended December 31, 2024, cash provided by operating activities was $41.4 million, as compared with $79.0 million for the prior year. The principal contributors to the decrease in operating cash flows were:

•
A $71.3 million decrease in net income and non-cash charges and credits, as noted above under “—Results of Operations.”

•
A $33.8 million improvement in cash flows related to operating assets and liabilities resulting from:
o
An increase in cash flows due to the following:
▪
Changes in prepaid expenses and other current assets related to the FCC Reimbursement Program; and
▪
Changes in accrued interest due to the change in timing of payments.
o
Partially offset by a decrease in cash flows due to the following:
▪
Changes in accounts payable due to the timing of payments; and
▪
Changes in contract assets due to additional promotional sales programs in the current year as compared to the prior year.

For the year ended December 31, 2023, cash provided by operating activities was $79.0 million, as compared with $103.4 million for the prior year. The principal contributors to the decrease in operating cash flows were:

•
A $1.9 million decrease in net income and non-cash charges and credits, as noted above under “—Results of Operations.”
•
An $22.5 million decrease in cash flows related to operating assets and liabilities resulting from:
o
A decrease in cash flows due to the following:
▪
Changes in prepaid expenses and other current assets due to interest rate caps receivable and receivables related to the FCC Reimbursement Program; and
▪
Changes in accrued interest due to the change in timing of payments.
o
Partially offset by an increase in cash flows due to changes in accounts receivable due to the timing of collections.

Net cash (used in) provided by investing activities:

Cash used in investing activities was $337.2 million for the year ended December 31, 2024, due to $332.7 million of cash consideration for the acquisition of Satcom Direct as well as $27.1 million of capital expenditures noted below and a $5.0 million convertible note investment, partially offset by $23.2 million of proceeds from interest rate caps and $4.4 million received from the FCC Reimbursement Program for capital expenditures.

Cash provided by investing activities was $29.9 million for the year ended December 31, 2023, due to $26.7 million of proceeds from interest rate caps, $24.8 million in net redemptions of short-term investments, $1.3 million in net proceeds from the sale of an equity investment and $1.1 million received from the FCC Reimbursement Program for capital expenditures, partially offset by $24.1 million of capital expenditures noted below.

Cash used in investing activities was $70.4 million for the year ended December 31, 2022, due to $49.9 million of capital expenditures noted below and $24.8 million purchase of short-term investments, partially offset by $4.3 million of proceeds from interest rate caps.

Net cash provided by (used in) financing activities:

Cash provided by financing activities for the year ended December 31, 2024 was $198.7 million, due to $245.0 million of gross proceeds from the HPS Term Loan Facility, offset in part by debt principal payments, share repurchases, payments of deferred financing fees and stock-based compensation activities.

Cash used in financing activities for the year ended December 31, 2023 was $120.4 million, due to principal payments on the 2021 Term Loan Facility, stock-based compensation activities and share repurchases.

Cash used in financing activities for the year ended December 31, 2022 was $28.4 million, due to the repurchase of 1.5 million shares of common stock in a private transaction and principal repayments on the 2021 Term Loan Facility.

Capital Expenditures

Our business requires significant capital expenditures, primarily for technology development, equipment and capacity expansion. Capital spending for the periods presented in this report is associated with the expansion of our ATG network and data centers. We capitalized software development costs related to network technology solutions and new product/service offerings. We also capitalized costs related to the build-out of our office locations.

Capital expenditures for the years ended December 31, 2024, 2023 and 2022 were $27.1 million, $24.1 million and $49.9 million, respectively. The increase in capital expenditures in 2024 as compared to 2023 was due to capitalized software development costs related to Gogo Galileo. The decrease in capital expenditures in 2023 as compared to 2022 was due to the build out of the Gogo 5G network during 2022.

We expect that our capital expenditures will increase in the near term due to the build out of the LTE network related to the FCC Reimbursement Program and capital expenditures related to Gogo 5G. The increase related to the LTE network may be partially offset by reimbursements from the FCC. We expect that our capital expenditures will decrease starting in 2026 as these programs are completed.

Debt Instruments

Following is a discussion of the debt instruments we had in place as of December 31, 2024 as well as those we utilized during the years ended December 31, 2024, 2023 and 2022.

2021 Credit Agreement

On April 30, 2021, Gogo and Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo) entered into a credit agreement (the “Original 2021 Credit Agreement,” and, as it may be amended, supplemented or otherwise modified from time to time, the “2021 Credit Agreement”) among Gogo, GIH, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for (i) a term loan credit facility (the “2021 Term Loan Facility”) in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and (ii) a revolving credit facility (the “Revolving Facility” and together with the 2021 Term Loan Facility, the “2021 Facilities”) of up to $100.0 million, which includes a letter of credit sub-facility. The 2021 Term Loan Facility matures on April 30, 2028.

On December 3, 2024, Gogo and GIH entered into a second amendment to the 2021 Credit Agreement, by and among, Gogo, GIH, guarantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto, among other purposes, (a) increase the aggregate principal amount of revolving commitments available under the 2021 Credit Agreement to an aggregate amount of revolving commitments equal to $122 million and (b) extend the maturity date of the Revolving Facility to December 3, 2029 (subject to such maturity date springing to the date that is 90 days prior to the then-current maturity date of (a) the 2021 Term Loan Facility under the 2021 Credit Agreement and (b) the HPS Term Loan Facility under the HPS Credit Agreement under certain conditions).

The 2021 Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the 2021 Term Loan Facility. There are no amortization payments under the Revolving Facility.

The 2021 Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) (subject to a floor of 0.75%) plus an applicable margin of 3.75% and a credit spread adjustment of approximately 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin of 2.75%.

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.50% to 4.00% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.50% to 3.00% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of December 31, 2024, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 4.00% for SOFR rate loans and 3.00% for alternate base rate loans.

The 2021 Facilities may be prepaid at GIH’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal payment amount requirements. On May 3, 2023, the Company prepaid $100 million of the outstanding principal amount of the 2021 Term Loan Facility. As a result, we wrote off $2.2 million of the deferred financing costs and unaccreted debt discount, which are included in Loss on extinguishment of debt in our Consolidated Statements of Operations for the year ended December 31, 2023. This prepayment satisfied the required amortization payments for the remaining term of the 2021 Term Loan Facility.

Subject to certain exceptions and de minimis thresholds, the 2021 Term Loan Facility is subject to mandatory prepayments in an amount equal to: (i) 100% of the net cash proceeds of certain asset sales, insurance recovery and condemnation events, subject to reduction to 50% and 0% if specified senior secured first lien net leverage ratio targets are met; (ii) 100% of the net cash proceeds of certain debt offerings; and (iii) 50% of annual excess cash flow (as defined in the 2021 Credit Agreement), subject to reduction to 25% and 0% if specified senior secured first lien net leverage ratio targets are met.

The Revolving Facility includes a financial covenant set at a maximum senior secured first lien net leverage ratio of 7.50:1.00, which will apply if the outstanding amount of loans and unreimbursed letter of credit drawings thereunder at the end of any fiscal quarter exceeds 35% of the aggregate of all commitments thereunder.

The 2021 Credit Agreement contains customary events of default, which, if any of them occurred, would permit or require the principal, premium, if any, and interest on all of the then outstanding obligations under the 2021 Facilities to be due and payable immediately and the commitments under the Revolving Facility to be terminated.

The 2021 Credit Agreement contains covenants that limit the ability of GIH and its subsidiaries to incur certain non-permitted indebtedness.

The proceeds of the 2021 Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay the other fees and expenses incurred in connection with the Refinancing and the 2021 Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of December 31, 2024 and 2023.

HPS Credit Agreement

On December 3, 2024, the Company and GIH entered into a credit agreement (the “HPS Credit Agreement” and together with the 2021 Credit Agreement, the “Credit Agreements”) with HPS Investment Partners, LLC, as the administrative agent, and the lenders party thereto, which provides for a term loan credit facility (the “HPS Term Loan Facility” and together with the 2021 Facilities, the “Facilities”) in an aggregate principal amount of $250 million. The HPS Term Loan Facility amortizes in quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the HPS Term Loan Facility on April 30, 2028.

The HPS Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted term SOFR (subject to a floor of 1.00%) plus an initial applicable margin of 6.00%, which is subject to two leverage-based step-downs of up to 0.25% each or (ii) an alternate base rate plus an applicable margin of 5.00%, which is subject to two leverage-based step-downs of up to 0.25% each.

The HPS Term Loan Facility may be prepaid at the Company’s option, at any time, without premium or penalty (other than customary breakage costs, and except that (a) during the first 12 months following the closing of the HPS Credit Agreement, certain prepayments of the HPS Term Loan Facility are subject to a 3.00% prepayment premium and (b) during the period from 12 months to 24 months following the closing of the HPS Credit Agreement, certain prepayments of the HPS Term Loan Facility are subject to a 1.00% prepayment premium), subject to minimum principal repayment amount requirements.

Subject to certain exceptions and de minimis thresholds, the HPS Term Loan Facility is subject to mandatory prepayments in an amount equal to: (i) 100% of the net cash proceeds of certain asset sales, insurance recovery and condemnation events; (ii) 100% of the net cash proceeds of certain debt offerings; and (iii) 75% of annual excess cash flow (as defined in the HPS Credit Agreement) commencing in 2026, subject to reduction to 50% if specified senior secured first lien net leverage ratio targets are met.

The HPS Credit Agreement contains customary events of default, which, if any of them occurred, would permit or require the principal, premium, if any, and interest on all of the then outstanding obligations under the HPS Term Loan Facility to be due and payable immediately.

The HPS Credit Agreement contains covenants that limit the ability of GIH and its subsidiaries to incur certain non-permitted indebtedness.

The proceeds of the HPS Term Loan Facility were used to finance a portion of the cash consideration for the acquisition of Satcom Direct.

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

Restricted Cash

Our restricted cash balances were $0.5 million and $0.3 million, respectively, as of December 31, 2024 and 2023, and consisted of letters of credit issued for the benefit of the landlord of our office location in Chicago, IL and the tower operator for certain of our cell sites in Canada.

For additional information on the 2021 Credit Agreement, HPS Credit Agreement and the 2022 Convertible Notes, see Note 9, “Long-Term Debt and Other Liabilities,” to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both December 31, 2024 and December 31, 2023 primarily included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under each of the Facilities (if any). We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of December 31, 2024, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of December 31, 2024 was $350.0 million. Based on our December 31, 2024 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $5.4 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 1.25% and the $100 million reduction in the notional amount and an increase of the strike rate to 2.25% that will occur on July 31, 2025. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $8.5 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the years ended December 31, 2024, 2023 and 2022 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Item 8. Financial Statements and Supplementary Data

Gogo Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Gogo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gogo Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

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

Acquisition of Satcom Direct, LLC and certain of its affiliates and subsidiaries (collectively, “Satcom Direct”) — Refer to Note 1 and Note 2 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Satcom Direct for $440.7 million on December 3, 2024. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including software of $55.2 million and service customer relationships of $144.6 million (the "acquired intangible assets"). Management estimated the fair value of the software using the relief from royalty method. Management estimated the fair value of the service customer relationships using the multi-period excess earnings method, which is a discounted cash flow method. The fair value determination of software and service customer relationships required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rates.

We identified the fair value of acquired software and service customer relationships from the Satcom Direct acquisition as a critical audit matter because of the significant assumptions and estimates used in the valuation of the acquired intangible assets that possess higher degrees of complexity and sensitivity to the valuations. This required a high degree of audit judgment and an increased extent of effort, including the need to involve our internal fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions. The significant assumptions and estimates management makes to fair value the acquired intangible assets primarily relate to the future projected revenue and the discount rates applied to the future cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to future projected revenue and the selection of the discount rates applied to the future cash flows for the acquired intangible assets included the following, among others:

•
We assessed the reasonableness of management’s future projected revenue by comparing the projections to historical results, certain peer companies, industry data, and Board of Directors presentations.
•
We evaluated whether the future projected revenue was consistent with evidence obtained in other areas of the audit.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:
•
Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.
•
Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche, LLP

March 14, 2025

We have served as the Company’s auditor since 2007.

Gogo Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$41,765	$139,036
Accounts receivable, net of allowances of $4,467 and $2,091, respectively	111,513	48,233
Inventories	97,934	63,187
Assets held for sale	16,625	—
Prepaid expenses and other current assets	55,256	64,138
Total current assets	323,093	314,594
Non-current assets:
Property and equipment, net	119,125	98,129
Intangible assets, net	275,331	55,027
Goodwill	184,831	620
Operating lease right-of-use assets	68,465	70,552
Investment in convertible note	4,207	—
Other non-current assets, net of allowances of $861 and $591, respectively	36,870	25,979
Deferred income taxes	217,309	216,638
Total non-current assets	906,138	466,945
Total assets	$1,229,231	$781,539
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$67,231	$16,094
Accrued liabilities	81,889	47,649
Deferred revenue	30,408	1,003
Current portion of long-term debt	2,500	7,250
Total current liabilities	182,028	71,996
Non-current liabilities:
Long-term debt	831,581	587,501
Non-current operating lease liabilities	68,178	73,047
Other non-current liabilities	78,120	8,270
Total non-current liabilities	977,879	668,818
Total liabilities	1,159,907	740,814
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at December 31, 2024 and December 31, 2023; 144,095,996 and 137,632,284 shares issued at December 31, 2024 and December 31, 2023, respectively; and 130,918,997 and 128,462,343 shares outstanding at December 31, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	1,460,270	1,402,003
Accumulated other comprehensive income	5,567	15,796
Treasury stock, at cost	(196,382)	(163,197)
Accumulated deficit	(1,200,145)	(1,213,891)
Total stockholders’ equity	69,324	40,725
Total liabilities and stockholders’ equity	$1,229,231	$781,539

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenue:
Service revenue	$364,270	$318,015	$296,329
Equipment revenue	80,439	79,562	107,738
Total revenue	444,709	397,577	404,067
Operating expenses:
Cost of service revenue (exclusive of items shown below)	99,042	69,568	64,427
Cost of equipment revenue (exclusive of items shown below)	67,561	63,383	71,473
Engineering, design and development	44,772	36,683	29,587
Sales and marketing	38,020	29,797	25,471
General and administrative	125,071	57,280	58,203
Depreciation and amortization	18,972	16,701	12,580
Total operating expenses	393,438	273,412	261,741
Operating income	51,271	124,165	142,326
Other expense (income):
Interest income	(8,336)	(7,403)	(2,386)
Interest expense	38,431	33,056	38,872
Loss on extinguishment of debt	—	2,224	—
Other (income) expense, net	3,042	(1,315)	123
Total other expense	33,137	26,562	36,609
Income before income taxes	18,134	97,603	105,717
Income tax provision (benefit)	4,388	(48,075)	13,658
Net income	$13,746	$145,678	$92,059

Net income attributable to common stock per share:
Basic	$0.11	$1.12	$0.75
Diluted	$0.10	$1.09	$0.71
Weighted average number of shares
Basic	128,533	129,753	123,268
Diluted	131,455	133,283	133,923

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$13,746	$145,678	$92,059
Other comprehensive income (loss), net of tax
Currency translation adjustments	(823)	291	(265)
Cash flow hedges:
Amount recognized in other comprehensive income	4,413	4,579	34,765
Less: income realized and reclassified to earnings	13,819	19,202	6,161
Changes in fair value of cash flow hedges	(9,406)	(14,623)	28,604
Other comprehensive income (loss), net of tax	(10,229)	(14,332)	28,339
Comprehensive income	$3,517	$131,346	$120,398

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$13,746	$145,678	$92,059
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,972	16,701	12,580
Loss on asset disposals, abandonments and write-downs	2,932	362	1,577
Provision for expected credit losses	3,803	1,233	1,047
Deferred income taxes	3,245	(49,172)	13,170
Stock-based compensation expense	20,777	21,288	19,065
Amortization of deferred financing costs and interest rate caps	5,147	3,894	3,215
Accretion of debt discount	510	403	456
Change in fair value of convertible note and gain on sale of equity investment	793	(1,343)	—
Loss on extinguishment of debt	—	2,224	—
Changes in operating assets and liabilities:
Accounts receivable	2,971	4,833	(17,482)
Inventories	(16,224)	(13,694)	(15,517)
Prepaid expenses and other current assets	(13,417)	(49,891)	8,351
Contract assets	(7,138)	3,217	(2,164)
Accounts payable	(11,295)	3,658	(2,540)
Accrued liabilities	11,153	4,351	(12,031)
Deferred revenue	3,621	(2,411)	1,589
Accrued interest	1,715	(9,409)	3,647
Other non-current assets and liabilities	110	(2,952)	(3,617)
Net cash provided by operating activities	41,421	78,970	103,405
Investing activities:
Purchases of property and equipment	(13,504)	(16,267)	(43,914)
Acquisition of intangible assets—capitalized software	(13,551)	(7,821)	(6,000)
Acquisition of Satcom Direct, net of cash acquired	(332,724)	—	—
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	4,395	1,130	—
Proceeds from interest rate caps	23,181	26,675	4,292
Redemptions of short-term investments	—	74,179	—
Purchases of short-term investments	—	(49,383)	(24,796)
Purchases of convertible note and equity investment	(5,000)	(5,000)	—
Proceeds from sale of equity investment	—	6,343	—
Net cash (used in) provided by investing activities	(337,203)	29,856	(70,418)
Financing activities:
Proceeds from term loan, net of discount	245,000	—	—
Payment of debt issuance costs	(4,020)	—	—
Repurchases of common stock	(33,185)	(4,822)	(18,375)
Payments on term loan	(6,063)	(107,250)	(7,250)
Payments on finance leases	(31)	(132)	(184)
Stock-based compensation activity	(3,010)	(8,230)	(2,579)
Net cash provided by (used in) financing activities	198,691	(120,434)	(28,388)
Effect of foreign exchange rate changes on cash	29	94	13
Increase (decrease) in cash, cash equivalents and restricted cash	(97,062)	(11,514)	4,612
Cash, cash equivalents and restricted cash at beginning of period	139,366	150,880	146,268
Cash, cash equivalents and restricted cash at end of period	$42,304	$139,366	$150,880
Cash, cash equivalents and restricted cash at end of period	$42,304	$139,366	$150,880
Less: current restricted cash	70	—	—
Less: non-current restricted cash	469	330	330
Cash and cash equivalents at end of period	$41,765	$139,036	$150,550
Supplemental cash flow information:
Cash paid for interest	$56,150	$68,145	$41,209
Cash paid for taxes, net	$3,098	$1,004	$377
Non-cash investing activities:
Fair value of shares issued in acquisition of Satcom Direct	$40,500	$—	$—
Purchases of property and equipment in current liabilities	$5,139	$4,801	$10,688

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2022	110,791,954	$11	$1,258,477	$1,789	$(1,451,628)	6,615,449	$(128,803)	$(320,154)
Net income	—	—	—	—	92,059	—	—	92,059
Currency translation adjustments, net of tax	—	—	—	(265)	—	—	—	(265)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	28,604	—	—	—	28,604
Stock-based compensation expense	—	—	19,065	—	—	—	—	19,065
Issuance of common stock upon exercise of stock options	758,681	—	2,023	—	—	—	—	2,023
Issuance of common stock upon vesting of restricted stock units	1,181,457	1	—	—	—	—	—	1
Tax withholding related to vesting of restricted stock units	—	—	(8,257)	—	—	—	—	(8,257)
Issuance of common stock in connection with employee stock purchase plan	52,489	—	642	—	—	—	—	642
Settlement of convertible notes	17,131,332	2	102,786	—	—	—	—	102,788
Settlement of prepaid forward shares	(575,100)	—	11,197	—	—	575,100	(11,197)	—
Repurchase of common stock	(1,500,000)	—	—	—	—	1,500,000	(18,375)	(18,375)
Balance at December 31, 2022	127,840,813	14	1,385,933	30,128	(1,359,569)	8,690,549	(158,375)	(101,869)
Net income	—	—	—	—	145,678	—	—	145,678
Currency translation adjustments, net of tax	—	—	—	291	—	—	—	291
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(14,623)	—	—	—	(14,623)
Stock-based compensation expense	—	—	21,288	—	—	—	—	21,288
Issuance of common stock upon exercise of stock options	218,585	—	565	—	—	—	—	565
Issuance of common stock upon vesting of restricted stock units	853,080	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(6,188)	—	—	—	—	(6,188)
Issuance of common stock in connection with employee stock purchase plan	29,257	—	405	—	—	—	—	405
Repurchase of common stock	(479,392)	—	—	—	—	479,392	(4,822)	(4,822)
Balance at December 31, 2023	128,462,343	14	1,402,003	15,796	(1,213,891)	9,169,941	(163,197)	40,725
Net income	—	—	—	—	13,746	—	—	13,746
Currency translation adjustments, net of tax	—	—	—	(823)	—	—	—	(823)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(9,406)	—	—	—	(9,406)
Stock-based compensation expense	—	—	20,777	—	—	—	—	20,777
Issuance of common stock upon exercise of stock options	236,979	—	630	—	—	—	—	630
Issuance of common stock upon vesting of restricted stock units	1,190,029	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(3,903)	—	—	—	—	(3,903)
Issuance of common stock in connection with employee stock purchase plan	36,704	—	263	—	—	—	—	263
Shares issued in acquisition of Satcom Direct	5,000,000	—	40,500	—	—	—	—	40,500
Repurchase of common stock	(4,007,058)	—	—	—	—	4,007,058	(33,185)	(33,185)
Balance at December 31, 2024	130,918,997	$14	$1,460,270	$5,567	$(1,200,145)	13,176,999	$(196,382)	$69,324

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated.

As a result of the Company’s acquisition of Satcom Direct on December 3, 2024, as described in Note 2, “Acquisition of Satcom Direct,” the Company has two reportable segments as of December 31, 2024: the legacy pre-acquisition operations of the Company, (“Gogo BA”) and the acquired entities, Satcom Direct. The Gogo BA segment provides in-flight connectivity for business aviation via air-to-ground and satellite networks. The Satcom Direct segment provides global satellite-based communication solutions primarily for business, military and government aircraft. Satcom Direct is managed as a separate reportable segment, but in the future, we may realign our reportable segments after integrating the Satcom Direct business.

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

Reclassifications - Certain reclassification adjustments and updates have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation.

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

Allowance for Credit Losses - We regularly evaluate our accounts receivable, contract assets and other receivables within the scope of ASC 326, Financial Instruments - Credit Losses, for expected credit losses. Our current expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on the aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of each customer’s financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. We apply a similar methodology to our current and non-current contract asset balances. However, due to the inherent additional risk associated with a long-term receivable, an additional provision for credit loss is applied to contract asset balances that will diminish over time as the contract nears its expiration date. We also record an estimate of expected credit loss associated with the New Revolving Credit Facility, as defined and described in Note 17, “Commitments and Contingencies.” The current expected credit loss allowance methodology is developed using an estimate of future borrowings under the agreement and specific credit risk profile of the borrow. While the New Revolving Credit Facility is undrawn as of December 31, 2024, the current expected credit allowance is included in Accrued liabilities on the Consolidated Balance Sheets. Upon drawdown of the revolver, the liability will be classified as an allowance against the loan receivable.

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

Our restricted cash balances were $0.5 million and $0.3 million as of December 31, 2024 and 2023, respectively, and consisted of letters of credit issued for the benefit of the landlord of our office location in Chicago, IL and the tower operator for certain of our cell sites in Canada.

Concentrations of Credit Risk - Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents. All cash and cash equivalents are invested with creditworthy financial institutions.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

See Note 6, “Composition of Certain Balance Sheet Accounts,” for further details.

Property and Equipment and Depreciation - Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation. Network asset inventory and construction in progress, which include materials, transmission and related equipment, interest and other costs relating to the construction and development of our network, are not depreciated until they are put into service. Network equipment consists of switching equipment, antennas, base transceiver stations, site preparation costs, and other related equipment used in the operation of our network. Depreciation expense totaled $15.1 million, $14.7 million and $7.9 million for the years ended December 31, 2024, 2023 and 2022. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives for owned assets, which are as follows:

Office equipment, furniture, fixtures and other	3-5 years
Leasehold improvements	7-13 years
Buildings	39 years
Network equipment	5-25 years

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

Goodwill and Other Intangible Assets - Intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. Our FCC Licenses, as defined in Note 8, “Intangible Assets,” and the goodwill related to the acquisition of Satcom Direct are our only material indefinite-lived intangible assets. We perform our annual impairment tests during the fourth quarter of each fiscal year. We assess qualitative factors to determine the likelihood of impairment. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, financial performance versus budget and any other events or circumstances specific to the indefinite-lived intangible assets. If it is more likely than not that the fair value of the indefinite-lived intangible assets is greater than the carrying value, no further testing is required. If our qualitative analysis indicates more testing is required, or if we elect not to perform a qualitative analysis, we will apply the quantitative impairment test method. The results of our annual indefinite-lived intangible asset impairment assessments for 2024, 2023 and 2022 indicated no impairment.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Intangible assets that are deemed to have a finite life are amortized over their useful lives as follows:

Software	3-8 years
OEM and dealer relationships	8-10 years
Service customer relationships	5-7 years
Tradename and other intangible assets	5-8 years

See Note 8, “Intangible Assets,” for further details.

Long-Lived Assets - We review our long-lived assets to determine potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We do this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If we determine an impairment exists, the asset is written down to estimated fair value. There were no impairments of long-lived assets in 2024, 2023 or 2022.

Business Combinations - The Company uses its best estimates and assumptions to determine the fair value of tangible and intangible assets acquired and liabilities assumed, as well as the uncertain tax positions and tax-related valuation allowances that are initially recorded in connection with a business combination. These estimates and assumptions are uncertain and may require adjustment. During the measurement period of one year from the acquisition date, the Company continues to collect information and reevaluates these estimates and assumptions, and records adjustments to these estimates to goodwill. Any adjustments to the acquired assets and liabilities assumed that are identified subsequent to the measurement period are recorded in earnings.

See Note 2, “Acquisition of Satcom Direct,” for further information.

Revenue Recognition - Our revenue is primarily earned from providing connectivity and entertainment services and through sales of equipment. The Company has three main connectivity solutions, each with its own equipment solution: Satellite Broadband, ATG and Narrowband.

We determine revenue recognition through the following steps:

•
Identification of the contract, or contracts, with a customer;
•
Identification of the performance obligations in the contract;
•
Determination of the transaction price;
•
Allocation of the transaction price to the performance obligations in the contract; and
•
Recognition of revenue as we satisfy the performance obligations.

Service revenue primarily consists of subscription and usage fees paid by aircraft owners and operators for telecommunication, data, and in-flight entertainment services and is recognized as the services are provided to the customer.

Equipment revenue primarily consists of proceeds from the sale of ATG and satellite connectivity equipment and is recognized when control of the equipment is transferred to the customer, which generally occurs when the equipment is shipped.

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

See Note 5, “Government Assistance,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Research and Development Costs - Expenditures for research and development are charged to expense as incurred and totaled $44.8 million, $36.7 million and $29.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Research and development costs are reported as engineering, design and development expenses in our consolidated statements of operations.

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

See Note 12, “Fair Value of Financial Assets and Liabilities,” for further information.

Derivatives - We are exposed to interest rate risk on our variable rate borrowings. We currently use interest rate caps to manage a portion of our exposure to interest rate changes, and have designated these interest rate caps as cash flow hedges for accounting purposes. We account for these interest rate caps in accordance with ASC 815, Derivatives and Hedging, which requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized.

See Note 10, “Derivative Instruments and Hedging Activities,” for further information.

Earnings Per Share - We calculate basic earnings per share using the weighted-average number of common shares outstanding during the period. We calculate diluted earnings per share using the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding.

See Note 3, “Earnings Per Share,” for further information.

Stock-Based Compensation Expense - Compensation cost is measured and recognized at fair value for all stock-based payments, including stock options and performance share units (“PSUs”). For time-based vesting stock options, we estimate fair value using the Black-Scholes option-pricing model, which requires assumptions such as expected volatility, risk-free interest rate, expected life, and dividends. The fair value of PSUs are determined using a Monte Carlo simulation, which requires assumptions such as expected term, volatility, risk-free interest rate and dividends. Forfeitures are recognized when they occur. Restricted stock units (“RSUs”) and restricted stock are measured based on the fair market value of the underlying stock on the date of grant. Our stock-based compensation expense is recognized over the applicable vesting period and is included in the same operating expense line items in the consolidated statements of operations as the base cash compensation paid to the underlying employees.

See Note 14, “Stock-Based Compensation and 401(k) Plan,” for further information.

Leases – We have operating lease agreements for which we have recorded lease liabilities and right-of-use assets for leases primarily related to cell sites, data centers and office buildings. We determine whether a contract contains a lease at contract inception and calculate the lease liability and right-of-use asset using our incremental borrowing rate. Our cell site leases generally have terms of five to ten years, with renewal options for an additional five to 25 years. For certain cell sites, the renewal options are deemed to be

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

reasonably certain to be exercised. Our data center leases have original terms between one to four years with unlimited one-year renewal options, some of which are reasonably certain to be exercised. Our building leases have original terms of ten years, with renewal options for an additional five years. We recognize operating lease expense on a straight-line basis over the lease term. We have finance leases for computer and office equipment. Covenants within the Facilities contain certain restrictions on our ability to enter into new finance lease arrangements.

See Note 16, “Leases,” for further information.

Advertising Costs - Costs for advertising are expensed as incurred.

Debt Issuance Costs - We defer loan origination fees and financing costs related to our various debt offerings as deferred financing costs. Additionally, we defer fees paid directly to the lenders related to amendments of our debt offerings as deferred financing costs. We amortize these costs over the term of the underlying debt obligation using the effective interest method and include them in interest expense in the consolidated statement of operations. The fees incurred but not paid directly to the lenders in connection with amendments are expensed as incurred to interest expense. Deferred financing costs associated with future debt issuances are written off in the period during which we determine that the debt will no longer be issued.

See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

Comprehensive Income - Comprehensive income for the years ended December 31, 2024, 2023 and 2022 is net income plus or minus unrealized gains and losses on foreign currency translation adjustments and the changes in fair value of cash flow hedges.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or expected to have minimal impact on our consolidated financial statements and related notes.

Accounting standards adopted:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods after December 15, 2024. We adopted this standard for the annual period ended December 31, 2024 using a retrospective method. See Note 13, “Business Segments,” for further information.

Accounting standards not yet adopted:

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

In November 2024, the FASB issues ASU No. 2024-03, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses which requires disclosure about specific types of expenses included in the expense captions presented in the Consolidated Statements of Operations. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments should be applied on a prospective basis, however, retrospective application is permitted. We are currently evaluating the impact that this guidance will have upon our consolidated financial statements and related notes.

2. Acquisition of Satcom Direct

On December 3, 2024 (the “Closing”), the Company completed the previously announced acquisition of 100% of the issued and outstanding equity interests in Satcom Direct, LLC, a Delaware limited liability company (f/k/a Satcom Direct, Inc., a Florida corporation) and certain of its affiliates and their collective subsidiaries (collectively, “Satcom Direct”), pursuant to the terms of the purchase agreement, dated as of September 29, 2024 (the “Purchase Agreement”). Founded in 1997, Satcom Direct primarily engages in providing business, military and government in-flight connectivity services as a value-added reseller of satellite services. Satcom Direct operates worldwide with an international sales and service team based in nine countries. Satcom Direct sells services and equipment globally through their international sales force to OEMs, governments, military, and private fleet companies among others. Satcom Direct manages a network operating center and maintains their own data center in Melbourne, Florida with licensed data sites strategically placed around the world. The acquisition will create the only in-flight connectivity provider able to satisfy the performance and cost needs of every segment of the global business aviation and military/government mobility markets.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

In accordance with the terms of the Purchase Agreement, on the Closing the Company purchased all of the issued and outstanding equity interests in Satcom Direct in exchange for: (i) an aggregate cash purchase amount of $375 million, subject to customary post-closing adjustments (the “Cash Consideration”), (ii) five million restricted shares (the “Stock Consideration”) of the Company’s common stock, par value of $0.0001 per share (“Common Stock”), and (iii) up to an additional $225 million in potential earnout payments of cash and/or Common Stock tied to realizing certain financial performance milestones over the next four years (the “Earnout Consideration” and, together with the Cash Consideration and Stock Consideration, the “Acquisition Consideration”). The Cash Consideration was financed via the Company’s $250 million HPS Credit Agreement (as defined below) and the remainder with cash on hand. The Earnout Consideration has an estimated fair value of $53 million and is included in Other non-current liabilities on the Consolidated Balance Sheets as of December 31, 2024. The fair value of the Earnout Consideration was calculated using a Monte Carlo simulation based on future gross profit projections of Satcom Direct, gross profit volatility rates of comparable companies and a risk adjusted discount rate. The fair value measurement was based on significant unobservable inputs and thus represents a Level 3 measurement.

The following table summarizes Closing fair value of the Acquisition Consideration (in thousands):

Estimated Aggregate Acquisition Consideration
Share consideration
Common Stock issued per the Purchase Agreement	5,000
Share price on December 2, 2024	8.10
Stock Consideration	$40,500

Cash Consideration	$346,785
Settlement of pre-existing relationship	$393
Estimated fair value of Earnout Consideration	$53,000
Preliminary fair value of estimated aggregate Acquisition Consideration	$440,678

The Company allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition using the acquisition method of accounting for business combinations. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. The Company determined the preliminary estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimates made by management. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the Closing.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the Closing based on the preliminary purchase price allocation (in thousands):

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Preliminary Aggregate Purchase Price Allocation
Preliminary fair value of estimated total Acquisition Consideration	$440,678
Assets acquired
Cash and cash equivalents	$12,563
Accounts receivable, net of allowances	67,841
Inventories	18,528
Prepaid expenses and other current assets	13,636
Assets held for sale	16,625
Property and equipment, net	26,633
Intangible assets, net	213,300
Operating lease right-of-use assets	3,202
Other non-current assets, net of allowances	5,601
Deferred income taxes	980
Total assets acquired	$378,909
Liabilities assumed
Accounts payable	61,856
Accrued liabilities	17,568
Deferred revenue	25,790
Non-current operating lease liabilities	2,706
Other non-current liabilities	14,522
Total liabilities assumed	$122,442
Net assets acquired	$256,467
Goodwill	$184,211

The allocation of the purchase price presented above was based on management's preliminary estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of future projected revenues and cash flows as well as estimated discount rates. Current and noncurrent assets and liabilities are valued at historical carrying values, which approximate fair value, except as described below. The fair value measurements discussed below were based on significant inputs that are not observable and thus represent a Level 3 measurement. Inventories were valued using a combination of the comparative sales method, which estimated the expected sales price of the products, reduced by all costs expected to be incurred to complete the inventory, as well as a profit on the sale and estimated replacement cost. Assets held for sale represent the main corporate facility of Satcom Direct and associated land in Melbourne, Florida. The Company engaged a broker and expects to sell the assets within the next twelve months. Assets held for sale were valued using the income approach less the direct costs associated with selling the assets. Property and equipment, net were valued using a combination of the cost and market approaches. Customer relationships represent the fair value of future projected revenue that will be derived from sales of connectivity services and equipment to existing customers of Satcom Direct. Customer relationships were valued using the multi-period excess earnings method. This method of valuation reflects the present value of the projected cash flows that are expected to be generated by these existing customers less charges representing the contribution of other assets to those cash flows. Software and the tradename were valued under the relief from royalty method, which is equal to the present value of the after-tax royalty savings attributable to owning the software or tradename as opposed to paying a third party for its use. The estimated fair value of operating leases was determined based on current market terms, which resulted in a net unfavorable adjustment to the right-of-use asset. After assessing the preliminary fair value of the net assets acquired and liabilities assumed, the Company recorded goodwill of $184.2 million. Of the total goodwill amount, $173.8 million is attributable to the U.S. entities and is deductible for U.S. income tax purposes. The goodwill is attributable to the assembled workforce, synergies, and economies of scale.

The following table summarizes the key information underlying identifiable finite lived intangible assets related to the Satcom Direct acquisition (in thousands):

	Weighted Average Estimated Useful Life (In Years)	Estimated Fair Value
Software	8	$55,200
Service customer relationships	5	144,600
OEM customer relationships	8	10,300
Tradename	5	3,200
Total intangible assets		213,300

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The amounts of revenue and loss before income taxes of Satcom Direct since the Closing included in the Consolidated Statements of Operations for the year ended December 31, 2024 are $40.2 million and $21.5 million, respectively. Transaction costs for the year ended December 31, 2024 were $19.8 million and were recorded in General and Administrative expense on the Consolidated Statements of Operations. Additionally, pre-existing change of control bonuses with the Satcom Direct seller were modified during negotiations of the Purchase Agreement in favor of the Company. The modification resulted in certain change of control bonus payments at closing, which were expensed. The remainder of the change in control bonus payments relating to certain senior leaders of the Company vest over a two-year period post-closing. The change of control bonus payments made at closing were $29.7 million and included in General and Administrative expense on the Consolidated Statements of Operations.

Supplemental Pro-Forma Information (Unaudited)

The following table presents supplemental pro-forma information for the years ended December 31, 2024 and 2023 as if the acquisition of Satcom Direct had occurred on January 1, 2023 (in thousands). The amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information. The unaudited pro-forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) the change in Cost of Equipment to reflect the fair value change in inventory, (ii) incremental stock compensation expense, and adjustments for change in control bonuses that vest after close as post-combination compensation expense, (iii) additional Depreciation and amortization expense related to the step up in fair value for finite-lived intangible assets and property and equipment acquired, (iv) removal of historical interest expense associated with Satcom Direct’s historical indebtedness which was extinguished upon consummation of the acquisition and additional interest expense related to financing the acquisition (refer to Note 9, “Long-Term Debt and Other Liabilities,” for additional information), and (v) the related tax effects assuming the acquisition occurred on January 1, 2023. Pre-acquisition revenue and net income amounts for Satcom Direct were derived from the books and records prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the dates noted below.

	For the Year Ended December 31,
(in thousands)	2024	2023
Total revenue	$897,284	$845,177
Net income	$17,579	$140,196

3. Earnings Per Share

Basic and diluted earnings per share have been calculated using the weighted-average number of common shares outstanding for the period. Diluted earnings per share was computed using the treasury stock method for stock-based compensation and the if-converted method for the 2022 Convertible Notes. Contingently issuable shares are only included in the diluted earnings per share computation once all necessary conditions have been satisfied.

The shares of common stock effectively repurchased in connection with the Forward Transactions (as defined and described in Note 9, “Long-Term Debt and Other Liabilities”) were considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. Net earnings were allocated between shares of common stock and participating securities on a one-to-one basis. Refer to Note 9, “Long-Term Debt and Other Liabilities,” for further information.

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units, RSUs, PSUs, convertible notes and the potential Earnout Consideration when the computation is anti-dilutive. For the years ended December 31, 2024, 2023 and 2022, the weighted average number of shares excluded from the computation was 4.6 million, 1.8 million and 0.5 million shares, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022; however, for the reasons described above, the shares associated with the Forward Transactions are excluded from the computation of basic earnings per share (in thousands, except per share amounts):

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

	For the Years Ended December 31,
	2024			2023			2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income	$13,746			$145,678			$92,059
Less: Participation rights on Forward Transactions	—			—			171

Basic Earnings Per Share
Undistributed income	$13,746	128,533	$0.11	$145,678	129,753	$1.12	$91,888	123,268	$0.75

Effect of Dilutive Securities
Stock-based compensation	—	2,922		—	3,530		—	4,881
2022 Convertible Notes	—	—		—	—		2,770	5,774

Diluted Earnings Per Share
Undistributed income and assumed conversions	$13,746	131,455	$0.10	$145,678	133,283	$1.09	$94,658	133,923	$0.71

Earnings per share - basic			$0.11			$1.12			$0.75
Earnings per share - diluted			$0.10			$1.09			$0.71

4. Revenue Recognition

Remaining Performance Obligations

As of December 31, 2024, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $620 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $604 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. Our contracts vary in length and generally have terms of two to ten years. We expect to recognize approximately 44% of our connectivity and entertainment service RPO within the next year, approximately 42% in one to five years and the remaining 14% in five to ten years. The remaining $16 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next three years as equipment is shipped.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Year Ended December 31,
	2024			2023	2022
	Gogo BA	Satcom Direct	Total	Gogo BA	Gogo BA
Service revenue
Satellite broadband	$4,040	$23,948	$27,988	$3,626	$2,394
ATG broadband	310,860	—	310,860	302,226	281,894
Narrowband and other	12,156	13,266	25,422	12,163	12,041
Total service revenue	$327,056	$37,214	$364,270	$318,015	$296,329
Equipment revenue
Satellite broadband	$233	$1,768	$2,001	$1,030	$426
ATG broadband	66,607	—	66,607	64,585	91,152
Narrowband and other	10,610	1,221	11,831	13,947	16,160
Total equipment revenue	$77,450	$2,989	$80,439	$79,562	$107,738

Contract balances

Our current and non-current contract asset balances totaled $25.0 million and $16.6 million as of December 31, 2024 and 2023, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings and recoverable contract costs primarily for certain sales programs.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Our current and non-current deferred revenue balances totaled $41.3 million and $1.0 million as of December 31, 2024 and 2023, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products.

5. Government Assistance

FCC Reimbursement Program

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to an initial shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount is currently allocated to the Company under the program. Following passage of the FY 2025 NDAA, the Company expects to be allocated its full approved amount of approximately $334 million. Program participants are subject to a number of conditions and requirements under the FCC’s rules including a requirement that they submit their first reimbursement request by July 17, 2023 and certify that they have developed a plan to permanently remove, replace and dispose of covered equipment or services within one year following the first reimbursement request. The rules permit participants to petition the FCC for one or more six-month extensions of the completion deadline. The Company, with the assistance of an advisor engaged to help administer the program, submitted and received its first reimbursement claim in July 2023. Due to a number of factors, including supply chain disruptions, the insufficiency of FCC funding prior to the passage of the FY 2025 NDAA, and the operational and logistical complexity of replacing airborne equipment, the Company was unable to complete the program by July 21, 2024. As a result, the Company sought and has been granted two six-month extensions by the FCC, currently extending the program completion deadline to July 21, 2025, but the Company expects to require additional extensions past that date. Based on discussions with our vendors supporting the program regarding lead times for network equipment, we plan to petition the FCC for multiple extensions, as outlined in our application for the FCC Reimbursement Program.

As of December 31, 2024 and 2023, we have recorded a $9.7 million and $18.3 million receivable from the FCC, respectively, which is included in Prepaid expenses and other current assets in our Consolidated Balance Sheets. See Note 1, “Summary of Significant Accounting Policies,” for additional information on our accounting policy for government grants.

The following are the deductions to the carrying value of asset balances in our Consolidated Balance Sheets as of December 31, 2024 and 2023(in thousands):

	As of December 31,
	2024	2023
Assets:
Inventories	$(4,560)	$(4,970)
Prepaid expenses and other current assets	(4,420)	(1,542)
Property and equipment, net	(5,921)	(2,094)
Intangible assets, net	(298)	(58)
Other non-current assets	(11,852)	(5,542)

The following are the increases to Net income in our Consolidated Statements of Operations for the years ended December 31, 2024 and 2023(in thousands):

	For the year ended December 31,
	2024	2023
Revenue:
Service revenue	$3,428	$825
Operating expenses:
Cost of service revenue	624	720
Cost of equipment revenue	13,603	3,931
Engineering, design and development	144	—
General and administrative	296	257

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

6. Composition of Certain Balance Sheet Accounts

Inventories as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Work-in-process component parts	$53,633	$34,692
Finished goods	44,301	28,495
Total inventory(1)	$97,934	$63,187
(1)
See Note 5, “Government Assistance,” for additional information.

Prepaid expenses and other current assets as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Interest rate caps and receivable	$9,519	$23,227
FCC reimbursement receivable(1)	9,732	18,274
Contract assets(1)	7,609	6,939
Prepaid inventories	3,512	2,606
Tax indemnification receivable(2)	5,044	—
Other	19,840	13,092
Total prepaid expenses and other current assets	$55,256	$64,138
(1)
See Note 5, “Government Assistance,” for additional information.
(2)
See Note 17, “Commitments and Contingencies,” for additional information.

Property and equipment as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Office equipment, furniture, fixtures and other	$41,731	$19,153
Leasehold improvements	16,193	16,132
Land and buildings	6,540	—
Network equipment(1)	189,198	184,176
	253,662	219,461
Accumulated depreciation	(134,537)	(121,332)
Property and equipment, net	$119,125	$98,129
(1)
See Note 5, “Government Assistance,” for additional information.

Other non-current assets as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Interest rate caps	$6,660	$10,295
Contract assets, net of allowances of $861 and $591, respectively(1)	17,422	9,625
Revolving credit facility deferred financing costs	2,344	1,011
Other	10,444	5,048
Total other non-current assets	$36,870	$25,979
(1)
See Note 5, “Government Assistance,” for additional information.

Accrued liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

	December 31,
	2024	2023
Employee compensation and benefits	$20,669	$10,386
Operating leases	12,676	10,284
Customer credit reserve	9,935	6,027
Network equipment	4,437	4,533
Warranty reserve	4,100	3,420
Gogo Galileo development costs	2,000	2,432
Taxes	8,966	2,170
Accrued interest	2,184	469
Other	16,922	7,928
Total accrued liabilities	$81,889	$47,649

Asset retirement obligations are included in Other non-current liabilities in our consolidated balance sheets and changes for the years ended December 31, 2024 and 2023 consist of the following (in thousands):

Asset
Retirement
Obligation
Balance – January 1, 2023	$6,032
Liabilities incurred	51
Liabilities settled	(2)
Accretion expense	558
Foreign exchange rate adjustments	10
Balance – December 31, 2023	6,649
Liabilities incurred	197
Liabilities settled	(8)
Accretion expense	641
Foreign exchange rate adjustments	(35)
Balance – December 31, 2024	$7,444

7. Composition of Certain Reserves and Allowances

Credit Losses — Changes in our allowances for credit losses for the years ended December 31, 2024 and 2023 were as follows (in thousands):

		Other
	Accounts	Non-Current	Accrued
	Receivable	Assets	Liabilities
Balance at January 1, 2023	$1,778	$501	$—
Provision for expected credit losses	1,143	90	—
Write-offs charged against the allowances	(1,152)	—	—
Other	322	—	—
Balance at December 31, 2023	2,091	591	—
Additions from acquisition	1,712	—	—
Provision for expected credit losses	1,533	270	2,000
Write-offs charged against the allowances	(1,234)	—	—
Other	365	—	—
Balance at December 31, 2024	$4,467	$861	$2,000

Warranties — Changes in our warranty reserve for the years ended December 31, 2024 and 2023 were as follows (in thousands):

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Warranty
Reserve
Balance – January 1, 2023	$2,300
Accruals for warranties issued	3,107
Settlements and adjustments to warranties	(1,987)
Balance – December 31, 2023	3,420
Additions from acquisition	430
Accruals for warranties issued	2,804
Settlements and adjustments to warranties	(2,554)
Balance – December 31, 2024	$4,100

8. Goodwill and Other Intangible Assets

Our intangible assets are comprised of indefinite- and finite-lived intangible assets and goodwill. We own the rights to 3 MHz of ATG spectrum in the nationwide 800 MHz Commercial Air-Ground Radiotelephone band (the “3 MHz FCC License”), which is used in the operation of our ATG network, and the license for 1 MHz of ATG spectrum in the nationwide 800MHz Commercial Air-Ground Radiotelephone band (the “1 MHz FCC License”). Together we refer to the 3 MHz FCC License and the 1 MHz FCC License as the “FCC Licenses.” The FCC Licenses were originally issued with 10-year terms and we have renewed both licenses for subsequent 10-year terms. Such licenses are subject to further renewal by the FCC, and renewals of licenses held by others have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of the FCC Licenses. As a result, the FCC Licenses are treated as indefinite-lived intangible assets which we do not amortize. We reevaluate the useful life of the FCC Licenses each year to determine whether events and circumstances continue to support an indefinite useful life. Our annual impairment assessment of the FCC Licenses for 2024, 2023 and 2022 indicated no impairment.

Our software relates to the development of internal use software which is used to run our network and support our service offerings. Software also includes software embedded in the equipment that we sell to our customers.

Changes in the carrying value of goodwill by reportable segment during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Gogo BA	Satcom Direct	Total
Balance at January 1, 2023	$620	$—	$620
Activity in 2023	—	—	—
Balance at December 31, 2023	620	—	620
Activity in 2024
Acquisitions	—	184,211	184,211
Balance at December 31, 2024	$620	$184,211	$184,831

Our goodwill balance was $184.8 million and $0.6 million as of December 31, 2024 and 2023, respectively. Refer to Note 2, “Acquisition of Satcom Direct,” for further information on the 2024 change in goodwill. We have preliminarily allocated goodwill to segments of the Company. As the Company finalizes the estimation of the fair value of assets acquired and liabilities assumed, additional adjustments to the amount of goodwill and the allocation to each segment may be necessary.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Our intangible assets, other than goodwill, as of December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31, 2024			As of December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets(1):
Software	$132,673	$(47,225)	$85,448	$68,155	$(45,910)	$22,245
Tradename and other intangible assets	5,270	(53)	5,217	499	—	499
Service customer relationships	152,681	(10,491)	142,190	8,081	(8,081)	—
OEM and dealer relationships	17,024	(6,831)	10,193	6,724	(6,724)	—
Total amortized intangible assets	307,648	(64,600)	243,048	83,459	(60,715)	22,744
Unamortized intangible assets:
FCC Licenses	32,283	—	32,283	32,283	—	32,283
Total intangible assets	$339,931	$(64,600)	$275,331	$115,742	$(60,715)	$55,027
(1)
See Note 5, “Government Assistance,” for additional information.

Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $3.9 million, $2.0 million and $4.7 million, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2025	$39,912
2026	$42,134
2027	$42,016
2028	$41,953
2029	$39,338
Thereafter	$37,695

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

9. Long-Term Debt and Other Liabilities

Long-term debt as of December 31, 2024 and 2023 was as follows (in thousands):

	December 31,	December 31,
	2024	2023
2021 Term Loan Facility	$599,776	$604,797
HPS Term Loan Facility	244,469	—
Less: deferred financing costs	(10,164)	(10,046)
Less: current portion of long-term debt	(2,500)	(7,250)
Total long-term debt	$831,581	$587,501

2021 Credit Agreement

On April 30, 2021, Gogo and Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo) entered into a credit agreement (the “Original 2021 Credit Agreement,” and, as it may be amended, supplemented or otherwise modified from time to time, the “2021 Credit Agreement”) among Gogo, GIH, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for (i) a term loan credit facility (the “2021 Term Loan Facility”) in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and (ii) a revolving credit facility (the “Revolving Facility” and together with the 2021 Term Loan Facility, the “2021 Facilities”) of up to $100.0 million, which includes a letter of credit sub-facility. The 2021 Term Loan Facility matures on April 30, 2028.

On December 3, 2024, Gogo and GIH entered into a second amendment to the 2021 Credit Agreement, by and among, Gogo, GIH, guarantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto, among other purposes, (a) increase the aggregate principal amount of revolving commitments available under the 2021 Credit Agreement to an aggregate amount of revolving commitments equal to $122 million and (b) extend the maturity date of the revolving facility to December 3, 2029 (subject to such maturity date springing to the date that is 90 days prior to the then-current maturity date of (a) the

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

2021 Term Loan Facility under the 2021 Credit Agreement and (b) the HPS Term Loan Facility under the HPS Credit Agreement under certain conditions).

The 2021 Term Loan Facility amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the 2021 Term Loan Facility. There are no amortization payments under the Revolving Facility.

The 2021 Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) (subject to a floor of 0.75%) plus an applicable margin of 3.75% and a credit spread adjustment of approximately 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively or (ii) an alternate base rate plus an applicable margin of 2.75%.

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.50% to 4.00% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.50% to 3.00% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of December 31, 2024, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 4.00% for SOFR rate loans and 3.00% for alternate base rate loans.

The 2021 Facilities may be prepaid at GIH’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal payment amount requirements. On May 3, 2023, the Company prepaid $100 million of the outstanding principal amount of the 2021 Term Loan Facility. As a result, we wrote off $2.2 million of the deferred financing costs and unaccreted debt discount, which are included in Loss on extinguishment of debt in our Consolidated Statements of Operations for the year ended December 31, 2023. This prepayment satisfied the required amortization payments for the remaining term of the 2021 Term Loan Facility.

Subject to certain exceptions and de minimis thresholds, the 2021 Term Loan Facility is subject to mandatory prepayments in an amount equal to:

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

The 2021 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include restrictions on, among other things: incurrence of indebtedness or issuance of disqualified equity interests; incurrence or existence of liens; consolidations or mergers; activities of Gogo and any subsidiary holding a license issued by the FCC; investments, loans, advances, guarantees or acquisitions; asset sales; dividends or other distributions on equity; purchase, redemption or retirement of capital stock; payment or redemption of certain junior indebtedness; entry into other agreements that restrict the ability to incur liens securing the 2021 Facilities; and amendment of organizational documents; in each case subject to customary exceptions.

The Revolving Facility includes a financial covenant set at a maximum senior secured first lien net leverage ratio of 7.50:1.00, which will apply if the outstanding amount of loans and unreimbursed letter of credit drawings thereunder at the end of any fiscal quarter exceeds 35% of the aggregate of all commitments thereunder.

The 2021 Credit Agreement contains customary events of default, which, if any of them occurred, would permit or require the principal, premium, if any, and interest on all of the then outstanding obligations under the 2021 Facilities to be due and payable immediately and the commitments under the Revolving Facility to be terminated.

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the outstanding principal amount of the 2021 Term Loan Facility was $601.4 million and $606.9 million, respectively, the unaccreted debt discount was $1.7 million and $2.1 million, respectively, and the net carrying amount was $599.8 million and $604.8 million, respectively.

We paid approximately $21.6 million of loan origination and financing costs related to the 2021 Facilities, of which $1.9 million related to the second amendment to the 2021 Credit Agreement, which are being accounted for as deferred financing costs on our

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

consolidated balance sheets and are amortized over the terms of the 2021 Facilities. Total amortization expense was $2.5 million, $2.4 million and $2.6 million, respectively, for the years ended December 31, 2024, 2023 and 2022 and is included in interest expense in our consolidated statements of operations. As of December 31, 2024 and 2023, the balance of unamortized deferred financing costs related to the 2021 Facilities was $10.4 million and $11.1 million, respectively.

On April 30, 2021, Gogo, GIH, and each direct and indirect wholly-owned U.S. restricted subsidiary of GIH (Gogo and such subsidiaries collectively, the “Guarantors”) entered into a guarantee agreement (the “Guarantee Agreement”) in favor of Morgan Stanley Senior Funding, Inc., as collateral agent (the “Collateral Agent”), whereby GIH and the Guarantors guarantee the obligations under the 2021 Facilities and certain other secured obligations as set forth in the Guarantee Agreement, and GIH and the Guarantors entered into a collateral agreement (the “Collateral Agreement”), in favor of the Collateral Agent, whereby GIH and the Guarantors grant a security interest in substantially all of their respective tangible and intangible assets (including the equity interests in each direct material wholly-owned U.S. restricted subsidiary owned by GIH or any Guarantor, and 65% of the equity interests in any non-U.S. subsidiary held directly by GIH or any Guarantor), subject to certain exceptions, to secure the obligations under the 2021 Facilities and certain other secured obligations as set forth in the Collateral Agreement. The liens granted under the 2021 Term Loan Facility are subject to an intercreditor agreement and are pari passu with the liens granted under the HPS Term Loan Facility (as defined below).

HPS Credit Agreement

On December 3, 2024, the Company and GIH entered into a credit agreement (the “HPS Credit Agreement” and together with the 2021 Credit Agreement, the “Credit Agreements”) with HPS Investment Partners, LLC, as the administrative agent, and the lenders party thereto, which provides for a term loan credit facility (the “HPS Term Loan Facility”) in an aggregate principal amount of $250 million. The HPS Term Loan Facility amortizes in quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the HPS Term Loan Facility on April 30, 2028.

The HPS Term Loan Facility bears annual interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted term SOFR (subject to a floor of 1.00%) plus an initial applicable margin of 6.00%, which is subject to two leverage-based step-downs of up to 0.25% each or (ii) an alternate base rate plus an applicable margin of 5.00%, which is subject to two leverage-based step-downs of up to 0.25% each.

The HPS Term Loan Facility may be prepaid at the Company’s option, at any time, without premium or penalty (other than customary breakage costs, and except that (a) during the first 12 months following the closing of the HPS Credit Agreement, certain prepayments of the HPS Term Loan Facility are subject to a 3.00% prepayment premium and (b) during the period from 12 months to 24 months following the closing of the HPS Credit Agreement, certain prepayments of the HPS Term Loan Facility are subject to a 1.00% prepayment premium), subject to minimum principal repayment amount requirements.

Subject to certain exceptions and de minimis thresholds, the HPS Term Loan Facility is subject to mandatory prepayments in an amount equal to:

•
100% of the net cash proceeds of certain asset sales, insurance recovery and condemnation events;
•
100% of the net cash proceeds of certain debt offerings; and
•
75% of annual excess cash flow (as defined in the HPS Credit Agreement), subject to reduction to 50% if specified senior secured first lien net leverage ratio targets are met.

The HPS Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include restrictions on, among other things: the incurrence of indebtedness or issuance of disqualified equity interests; the incurrence or existence of liens; consolidations or mergers; activities of the Company; the making of investments, loans, advances, guarantees or acquisitions; asset sales; the making of dividends or other distributions on equity; the purchase, redemption or retirement of capital stock; payment or redemption of certain junior indebtedness; activities of Federal Communications Commission license holders; entry into other agreements that restrict the ability to incur liens securing the HPS Term Loan Facility.

The HPS Credit Agreement contains customary events of default, which, if any of them occurred, would permit or require the principal, premium, if any, and interest on all of the then outstanding obligations under the HPS Term Loan Facility to be due and payable immediately.

As of December 31, 2024, the outstanding principal amount of the HPS Term Loan Facility was $249.4 million, the unaccreted debt discount was $4.9 million and the net carrying amount was $244.5 million.

We paid approximately $2.2 million of loan origination and financing costs related to the HPS Credit Agreement which are being accounted for as deferred financing costs on our consolidated balance sheets and are amortized over the term of the HPS Credit Agreement. Total amortization expense was less than $0.1 million for the year ended December 31, 2024 and is included in interest

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

expense in our consolidated statements of operations. As of December 31, 2024, the balance of unamortized deferred financing costs related to the HPS Credit Agreement was $2.1 million.

On December 3, 2024, Gogo, GIH, and the Guarantors entered into a guarantee agreement (the “HPS Guarantee Agreement”) in favor of HPS Investment Partners, LLC, as collateral agent (the “HPS Collateral Agent”), whereby GIH and the Guarantors guarantee the obligations under the HPS Term Loan Facility and certain other secured obligations as set forth in the HPS Guarantee Agreement, and GIH and the Guarantors entered into a collateral agreement (the “HPS Collateral Agreement”), in favor of the Collateral Agent, whereby GIH and the Guarantors grant a security interest in substantially all of their respective tangible and intangible assets (including the equity interests in each direct material wholly-owned U.S. restricted subsidiary owned by GIH or any Guarantor, and 65% of the equity interests in any non-U.S. subsidiary held directly by GIH or any Guarantor), subject to certain exceptions, to secure the obligations under the HPS Term Loan Facility and certain other secured obligations as set forth in the HPS Collateral Agreement. The liens granted under the HPS Term Loan Facility are subject to an intercreditor agreement and are pari passu with the liens granted under the 2021 Term Loan Facility.

2022 Convertible Notes

In 2018, we issued $237.8 million aggregate principal amount of 6.00% Convertible Senior Notes due 2022 (the “2022 Convertible Notes”) in private offerings to qualified institutional buyers, including pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in concurrent private placements.

In 2021, $135.0 million aggregate principal amount of 2022 Convertible Notes was converted by holders and settled through the issuance of 24,353,006 shares of common stock.

In May 2022, the remaining $102.8 aggregate principal amount of 2022 Convertible Notes was converted by holders into 17,131,332 shares of common stock. Thorndale Farm Private Equity Fund 2, LLC, an entity affiliated with our Executive Chair of the Board, held $8.0 aggregate principal amount of 2022 Convertible Notes that was converted into 1,333,333 shares of common stock.

We incurred approximately $8.1 million of issuance costs related to the issuance of the 2022 Convertible Notes that were amortized over the term of the 2022 Convertible Notes using the effective interest method. Total amortization expense was $0.4 million for the year ended December 31, 2022 and is included in Interest expense in the consolidated statements of operations. See Note 11, “Interest Costs,” for additional information.

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. During the year ended December 31, 2023, fully offsetting unrealized gains and losses were incurred from our cash flow hedges that were considered ineffective as a result of a voluntary partial de-designation of the hedge relationship related to a prepayment of our existing variable-rate debt discussed in Note 9, “Long-Term Debt and Other Liabilities.” No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the years ended December 31, 2024 and 2022. We estimate that approximately $2.0 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the consolidated statements of cash flows as investing activities.

For the year ended December 31, 2024, we recorded a decrease in fair value on the interest rate caps of $12.0 million, net of tax of $3.0 million. For the year ended December 31, 2023, we recorded a decrease in fair value on the interest rate caps of $16.1 million, net of tax of $4.8 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheets for the periods presented (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance sheet location	2024	2023
Current portion of interest rate caps	Prepaid expenses and other current assets	$7,351	$18,801
Non-current portion of interest rate caps	Other non-current assets	$6,660	$10,295

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

11. Interest Costs

We capitalize a portion of our interest on funds borrowed during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

The following is a summary of our interest costs for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Interest costs charged to expense	$53,697	$55,823	$43,530
Amortization of deferred financing costs	2,508	2,385	3,058
Accretion of debt discount	510	403	456
Amortization of the purchase price of interest rate caps	2,639	1,509	157
Interest rate cap benefit	(20,923)	(27,064)	(8,329)
Interest expense	38,431	33,056	38,872
Interest costs capitalized to property and equipment	2,787	2,156	920
Interest costs capitalized to software	1,398	768	472
Total interest costs	$42,616	$35,980	$40,264

12. Fair Value of Financial Assets and Liabilities

Refer to Note 2, “Acquisition of Satcom Direct,” for fair value information relating to the Satcom Direct acquisition.

Refer to Note 10, “Derivative Instruments and Hedging Activities,” for fair value information relating to our interest rate caps.

Investment in Convertible Note:

On February 26, 2024, Gogo invested $5 million in a convertible note offering (“Investment in Convertible Note”). The Investment in Convertible Note accrues interest at 5% per annum, payable upon maturity of the note or upon conversion, and matures two years after the date of issuance. We have elected to measure our Investment in Convertible Note using the fair value option and record changes in fair value, including accrued interest, in Other (income) expense, net on the Consolidated Statements of Operations. The Company elected the fair value option for the Investment in Convertible Note to eliminate complexities of applying certain accounting models.

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

The reconciliation of beginning and ending balances of the Investment in Convertible Note as of December 31, 2024 were as follows (in thousands):

For the Year Ended December 31,
2024
Balance at beginning of period	$—
Investment	5,000
Change in fair value	(793)
Balance at end of period	$4,207

Long-Term Debt:

As of December 31, 2024, our only financial assets and liabilities disclosed but not measured at fair value are the 2021 Term Loan Facility and the HPS Term Loan Facility, which are reflected on the consolidated balance sheets at cost. As of December 31, 2023, only the 2021 Term Loan Facility was disclosed but not measured at fair value. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

We estimated the fair values of the 2021 Term Loan Facility and the HPS Term Loan Facility by calculating the upfront cash payments a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair values on our consolidated balance sheets, excluding any issuance costs, are the amounts that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the 2021 Term Loan Facility and HPS Term Loan Facility.

The fair value and carrying value of long-term debt as of December 31, 2024 and 2023 was as follows (in thousands):

	December 31, 2024			December 31, 2023
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
2021 Term Loan Facility	$572,000	$599,776	(2)	$610,000	$604,797	(2)
HPS Term Loan Facility	$244,000	$244,469	(3)	$—	$—

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the 2021 Term Loan Facility reflects the unaccreted debt discount of $1.7 million and $2.1 million, respectively, as of December 31, 2024 and 2023. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.
(3)
Carrying value of the HPS Term Loan Facility reflects the unaccreted debt discount of $4.9 million as of December 31, 2024. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

13. Business Segments

As a result of the Company’s acquisition of Satcom Direct, as described in Note 2, “Acquisition of Satcom Direct,” the Company has two reportable segments as of December 31, 2024: Gogo BA and Satcom Direct. The Gogo BA segment provides in-flight connectivity for business aviation via air-to-ground and satellite networks. The Satcom Direct segment provides global satellite-based communication solutions primarily for business, military and government aircraft. Corporate costs are primarily included within the Gogo BA segment.

The accounting policies of the operating segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM makes resource and operating decisions by evaluating performance and business results of the segments’ net income (loss).

Results attributable to the Satcom Direct segment are for the period beginning on the Closing through December 31, 2024.

Information regarding our reportable segments is as follows (in thousands):

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

	For the Years Ended December 31,
	2024			2023	2022
	Gogo BA	Satcom Direct	Total	Gogo BA	Gogo BA
Revenue:
Service revenue	$327,056	$37,214	$364,270	$318,015	$296,329
Equipment revenue	77,450	2,989	80,439	79,562	107,738
Total revenue	404,506	40,203	444,709	397,577	404,067
Operating expenses:
Cost of service revenue (exclusive of items shown below)	74,927	24,115	99,042	69,568	64,427
Cost of equipment - product	45,575			46,672	56,676
Cost of equipment - other	18,146			16,711	14,797
Total cost of equipment revenue (exclusive of items shown below)	63,721	3,840	67,561	63,383	71,473
Engineering, design and development	43,465	1,307	44,772	36,683	29,587
Sales and marketing	36,082	1,938	38,020	29,797	25,471
General and administrative	98,231	26,840	125,071	57,280	58,203
Depreciation and amortization	15,287	3,685	18,972	16,701	12,580
Total operating expenses	331,713	61,725	393,438	273,412	261,741
Operating income (loss)	72,793	(21,522)	51,271	124,165	142,326
Other expense (income):
Interest income	(8,336)	—	(8,336)	(7,403)	(2,386)
Interest expense	38,431	—	38,431	33,056	38,872
Loss on extinguishment of debt	—	—	—	2,224	—
Other (income) expense, net	3,042	—	3,042	(1,315)	123
Total other expense	33,137	—	33,137	26,562	36,609
Income (loss) before income taxes	39,656	(21,522)	18,134	97,603	105,717
Income tax provision (benefit)	4,388	—	4,388	(48,075)	13,658
Net income (loss)	$35,268	$(21,522)	$13,746	$145,678	$92,059

Other segment disclosures:
Total assets	$663,024	$566,207	$1,229,231	$781,539	$759,526
Consolidated capital expenditures	$26,640	$415	$27,055	$24,088	$49,914

Information regarding consolidated revenues by geographic area is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
United States	$397,375	$372,246	$378,116
International	47,334	25,331	25,951
Total	$444,709	$397,577	$404,067

Information regarding consolidated long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets is as follows (in thousands):

	As of December 31,
	2024	2023	2022
United States	$166,518	$159,489	$171,117
International	21,072	9,192	8,739
Total	$187,590	$168,681	$179,856

No customer accounted for more than 10% of total revenue for the years ended December 31, 2024, 2023 and 2022 and no customer accounted for more than 10% of accounts receivable as of December 31, 2024 or 2023.

14. Stock-Based Compensation and 401(k) Plan

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

As of December 31, 2024, we maintained the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), which replaced the Second Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2024 Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, RSUs, deferred share units (“DSUs”) and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Concurrent with the effectiveness of the 2024 Plan on June 4, 2024, no further grants are being made under the 2016 Plan. The 2016 Plan remains in effect for all awards outstanding thereunder on or after June 4, 2024. The majority of our equity grants are awarded on an annual basis.

Additionally, in connection with the Company’s acquisition of Satcom Direct on December 3, 2024, 2,275,000 shares were granted, consisting of a combination of RSUs and performance-based restricted stock units (“PSUs”) (together, the “Inducement Awards”) by the Compensation Committee. The RSUs will vest in equal annual installments over the five-year period following the grant date. The PSUs are subject to performance-based vesting and will vest when the performance-based vesting conditions are met. Though not awarded pursuant to the 2024 Plan, the Inducement Awards have been issued subject to the terms and conditions of the 2024 Plan.

Upon effectiveness of the 2024 Plan on June 4, 2024, 6,940,644 shares of common stock were reserved for issuance. As of December 31, 2024, 6,934,107 shares remained available for grant under the 2024 Plan. The contractual life of granted options is 10 years. Except as otherwise approved by the Compensation Committee, all options that are unvested as of the date on which a recipient’s employment terminates, as well as vested options that are not exercised within a prescribed period following termination, are forfeited and become available for future grants. Options granted beginning in 2010 but prior to the Option Exchange (as defined below) include options that (a) vest in specified increments over a four-year period, (b) vest on the date of grant for certain options granted to non-employee members of our Board of Directors or (c) vest on the first anniversary of the date of grant for certain options granted to non-employee members of our Board of Directors. In June 2020, we consummated an option exchange program that was approved by our stockholders at the annual meeting held on April 29, 2020 in which previously outstanding eligible options (which excluded options granted for service by non-executive members of our Board of Directors) to purchase 6,664,773 shares of common stock were surrendered and cancelled and we granted replacement options (the “Replacement Options”) in exchange for the tendered options. Of the 4,168,455 options we granted in 2020, 2,896,383 were Replacement Options. The Replacement Options vested in a single installment on December 31, 2022.

Beginning in 2013, we granted RSUs, which generally vest in equal annual increments over a four-year period. Vested RSUs will be settled, at the discretion of the Compensation Committee, in shares of our common stock or in cash equal to the value of the applicable number of shares of our common stock on the vesting date. We also granted DSUs to directors, some of which vest on the grant date and others on the first anniversary of the grant date. DSUs will be settled in shares of our common stock after the director ceases to serve as a director. We intend to settle RSU and DSU awards in stock.

The following is a summary of our stock-based compensation expense included in the consolidated statements of operations, for the years December 31, 2024, 2023 and 2022 (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Cost of service revenue	$1,927	$1,701	$1,073
Cost of equipment revenue	1,535	1,363	1,022
Engineering, design and development	4,064	3,569	2,532
Sales and marketing	4,010	3,678	2,628
General and administrative	9,241	10,977	11,810
Total stock-based compensation expense	$20,777	$21,288	$19,065

A summary of stock option activity for the year ended December 31, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding – January 1, 2024	3,769,590	$4.35	4.20	$23,190
Granted	—	$—
Exercised	(236,979)	$2.66
Forfeited	—	$—
Expired	(63,895)	$18.00
Options outstanding – December 31, 2024	3,468,716	$4.22	2.97	$15,134
Options exercisable – December 31, 2024	3,468,716	$4.22	2.97	$15,134

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The total grant date fair value of stock options vested in 2024, 2023 and 2022 was approximately $0.1 million, $0.3 million and $18 million, respectively.

The following table summarizes the activities for our unvested RSUs, PSUs and DSUs for the year ended December 31, 2024:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested – January 1, 2024	3,739,689	$14.25
Granted	5,069,203	$8.17
Vested	(1,800,257)	$12.00
Forfeited/canceled	(889,374)	$12.17
Unvested – December 31, 2024	6,119,261	$10.13

As of December 31, 2024, there was approximately $47 million of unrecognized compensation cost related to unvested employee RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of approximately 2.6 years. The total grant date fair value of RSUs and DSUs vested in 2024 was approximately $22 million.

In connection with the acquisition of Satcom Direct discussed in Note 2, “Acquisition of Satcom Direct,” the Company issued PSUs to certain executives that vest upon the achievement of pre-established metrics tied to the price of the Company’s common stock. The PSUs have an indefinite contractual life and are expensed over the estimated expected life of the award. We estimate the fair value of PSUs using a Monte Carlo simulation. The significant assumptions used in the Monte Carlo simulation were as follows:

For the Years Ended December 31,
2024
Approximate risk-free interest rate	4.4%
Average expected life (years)	3.21
Dividend yield	N/A
Volatility	67.2%
Weighted average grant date fair value of PSUs granted	$7.91

The risk-free interest rate assumption was based on the U.S. Treasury yield curve for the term that mirrored the Monte Carlo simulation term. The expected life of the PSUs represents the derived service period that is inferred from the median of the distribution of share price paths on which the PSU conditions are satisfied. The dividend yield was based on expected dividends at the time of grant. Volatility was calculated using the historical volatility of the Company’s common stock.

ESPP - In 2024, the Board of Directors and stockholders approved the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective June 4, 2024. The prior ESPP expired during 2023. The ESPP allows eligible employees to purchase a limited number of shares of common stock during pre-specified offering periods at a discount established by the Compensation Committee which may not exceed 15% of the fair market value of the common stock at the beginning or end of the offering period (whichever was lower). Under the ESPP, 700,000 shares were reserved for issuance and 36,704 shares of common stock were issued during the year ended December 31, 2024. As of December 31, 2024, 663,296 shares remained available for purchase under the ESPP.

401(k) Plan - Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of contributions made, subject to annual limitations. Our matching contributions were $2.8 million, $2.3 million, and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

15. Income Tax

For financial reporting purposes, the income before income taxes included the following components for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
United States	$20,239	$97,212	$105,450
Foreign	(2,105)	391	267
Income before income taxes	$18,134	$97,603	$105,717

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Significant components of the provision (benefit) for income taxes for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	1,137	1,097	488
Foreign	6	—	—
	1,143	1,097	488
Deferred:
Federal	3,533	(40,743)	11,830
State	(9)	(7,971)	2,464
Foreign	(279)	(458)	(1,124)
	3,245	(49,172)	13,170
Total	$4,388	$(48,075)	$13,658

The provision (benefit) for income taxes differs from income taxes computed at the federal statutory tax rates for the years ended December 31, 2024, 2023, and 2022 as a result of the following items:

	For the Years Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Change in valuation allowance	1.2	(74.5)	(10.9)
State income taxes-net of federal tax benefit	4.9	5.0	4.0
R&D credit	(12.9)	(1.2)	(0.4)
Nondeductible officer's compensation	6.5	1.2	0.1
Excess tax benefits on stock-based compensation	8.3	(0.4)	(2.0)
Foreign branch income (loss)	(2.1)	—	—
Basis adjustment	(3.6)	(0.3)	0.9
Other	0.9	(0.1)	0.2
Effective tax rate	24.2%	(49.3)%	12.9%

In addition to the Deferred income taxes on the consolidated balance sheets, the Company has a deferred tax liability of $4.7 million related to foreign entities included in Other non-current liabilities as of December 31, 2024. Components of the net deferred income tax asset as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Deferred income tax assets:
Federal net operating loss (NOL)	$76,249	$93,610
State NOL	20,667	22,167
Foreign NOL	11,632	14,243
Interest carryforward	70,679	68,225
Operating lease liability	19,496	20,664
Section 174 costs	18,112	10,093
Other	50,043	46,445
Total deferred income tax assets	266,878	275,447
Deferred income tax liabilities:
Indefinite-lived intangible assets	(11,123)	(10,108)
Right-of-use asset	(16,455)	(17,495)
Interest rate cap valuation	(2,366)	(5,478)
Other	(1,199)	(127)
Total deferred income tax liabilities	(31,143)	(33,208)
Total deferred income tax	235,735	242,239
Valuation allowance	(23,160)	(25,601)
Net deferred income tax asset	$212,575	$216,638

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of all available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. Based on our most recent assessment, as of December 31, 2024 and 2023, the Company had valuation allowances of $23.2 million and $25.6 million, respectively, against its deferred tax assets. The Company’s valuation allowance decreased by $2.4 million. The decrease primarily related to the expiration of an unused state tax attribute and a reduction in certain foreign net operating losses. This decrease was partially offset by valuation allowances established through the opening balance sheet for Canadian deferred tax assets acquired from Satcom Direct of $3.7 million. Refer to Note 2, “Acquisition of Satcom Direct,” for further information. Management believes the remaining deferred tax assets are more likely than not to be realized based on the weight of available positive and negative evidence.

The valuation allowances pertain to certain state tax credits, foreign net operating losses (NOLs), and capital loss carryforwards. Management believes it is more likely than not that these deferred tax assets will not be realized as of December 31, 2024. If our current operating performance continues, further reversals of our valuation allowance could occur within the next twelve months.

As of December 31, 2024, the federal net operating loss (“NOL”) carryforward, state NOL carryforward and Canadian NOL carryforward were approximately $363 million, $356 million, and $44 million, respectively. We have recorded a deferred tax asset of $76.2 million, $20.7 million, and $11.6 million for federal NOLs, state NOLs, and foreign NOLs, respectively, reflecting the benefit of these loss carryforwards. The foreign NOLs are primarily comprised of Canadian NOLs of $43.6 million. The federal and state NOLs begin to expire in 2035 and 2025, respectively. The Canadian NOL carryforward begins to expire in 2034.

On December 3, 2024, Gogo Direct Holdings LLC completed its acquisition of Satcom Direct. See Note 2, “Acquisition of Satcom Direct,” for further information on the Purchase Agreement. For U.S. income tax purposes, the acquisition of the U.S group was treated as a deemed asset acquisition whereby the Company received a step up in basis of the acquired assets and liabilities. The acquisition of the foreign operations was treated as a stock acquisition for local income tax purposes, whereby the Company acquired the carryover tax basis in the foreign operations' assets and liabilities. The Company recorded a net deferred tax liability of $3.8 million through the opening balance sheet related to this acquisition.

Uncertain Tax Positions - As of December 31, 2024, the total amount of gross unrecognized tax benefits was $1.7 million. As of December 31, 2023, the total amount of gross unrecognized tax benefits was $1.9 million. We do not expect a change in the unrecognized tax benefits within the next 12 months.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
Beginning balances	$1,934	$799
Increases related to tax positions taken during a prior year	149	798
Decreases related to tax positions taken during a prior year	(782)	—
Increases related to tax positions taken during the current year	401	337
Decreases related to settlements with taxing authorities	—	—
Decreases related to expiration of the statute of limitations	—	—
Ending balances	$1,702	$1,934

We are subject to taxation and file income tax returns in the United States federal jurisdiction, various states and several foreign jurisdictions including, but not limited to, Canada, Switzerland, United Kingdom, Australia, Brazil and Singapore. With few exceptions, as of December 31, 2024, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2021.

The total amount of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate is $1.7 million and $1.2 million as of December 31, 2024 and 2023, respectively. We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the years ended December 31, 2024, 2023 or 2022. We do not expect a change in the unrecognized tax benefits within the next 12 months.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

16. Leases

The following is a summary of our lease expense included in the consolidated statement of operations (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Operating lease cost	$16,692	$15,961	$14,964
Finance lease cost:
Amortization of leased assets	55	112	156
Interest on lease liabilities	13	9	40
Total lease cost	$16,760	$16,082	$15,160

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Years Ended December 31,
	2024	2023	2022
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$17,392	$16,422	$15,194
Operating cash flows used in finance leases	$13	$9	$40
Financing cash flows used in finance leases	$31	$132	$184
Non-cash items:
Operating leases obtained	$9,325	$5,231	$13,547
Finance leases obtained	$170	$—	$11
Weighted average remaining lease term
Operating leases	6 years	7 years	8 years
Finance leases	2 years	2 years	1 year
Weighted average discount rate
Operating leases	7.0%	6.8%	6.7%
Finance leases	9.0%	4.7%	17.0%

Annual future minimum lease payments as of December 31, 2024 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2025	$17,737	$82
2026	18,277	60
2027	16,496	15
2028	14,173	—
2029	12,608	—
Thereafter	19,423	—
Total future minimum lease payments	98,714	157
Less: Amount representing interest	(17,860)	(12)
Present value of net minimum lease payments	$80,854	$145
Reported as of December 31, 2024
Accrued liabilities	$12,676	$74
Non-current operating lease liabilities	68,178	—
Other non-current liabilities	—	71
Total lease liabilities	$80,854	$145

As of December 31, 2024, there were no significant leases which had not yet commenced.

17. Commitments and Contingencies

Contractual Commitments – We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components or as development services are provided.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

On May 17, 2024, Airspan Networks Holdings Inc. (“Airspan”) filed a plan supplement to its Joint Prepackaged Chapter 11 Plan of Reorganization, Case No. 24-10621 (the “Plan”), whereby the Company and Fortress Credit Corp. (“Fortress”) agreed in principle to each provide fifty percent (50%) of a new first lien revolving facility in an aggregate committed principal amount of $20.0 million (the “New Revolving Credit Facility”). Unless otherwise extended by the parties, any amounts outstanding under the New Revolving Credit Facility shall be due and payable in full on the first anniversary of the closing date of the New Revolving Credit Facility. The Plan, including the Company’s participation in the New Revolving Credit Facility, was approved by the Bankruptcy Court for the District of Delaware on June 28, 2024. On June 27, 2024, Airspan and the Company amended the Master Service Agreement, dated November 25, 2019. Further, on October 11, 2024, in connection with Airspan becoming a private company, the Company, Airspan and Fortress executed the necessary documents for the New Revolving Credit Facility to become effective. The New Revolving Credit Facility was undrawn as of December 31, 2024. On January 23, 2025, Airspan borrowed $5.0 million under the New Revolving Credit Facility, of which $2.5 million was the Company’s obligation.

In June 2022, we entered into a supply and product support agreement (the “SPSA”) with Hughes Network Systems, LLC (“Hughes”), providing for our purchase from Hughes of airborne half duplex (“HDX”) antennas for use on a LEO satellite network, and the performance by Hughes of services related thereto. Under the SPSA, we commit to purchase, over a seven-year period that began on completion of a project milestone that occurred in the second half of 2024, HDX antennas with an estimated aggregate purchase price of approximately $170 million. During the contractual seven-year period, Hughes may not sell substantially similar equipment to other purchasers in our primary target market. In March 2023, we amended the SPSA, pursuant to which, we committed to purchase, over a seven-year period that will begin on completion of a project milestone currently expected to occur in mid-2025, full duplex (“FDX”) antennas with an estimated aggregate purchase price of approximately $102 million.

The Company accrued a contingent liability of $5.0 million in Accrued liabilities in the Consolidated Balance Sheets as of December 31, 2024 for state and local taxes in a variety of jurisdictions for periods between 2010 and 2023 related to Satcom Direct’s pre-acquisition business activities. While the Company believes that the reserve represents the best current estimate of any potential liability in the area of state and local taxes, there can be no assurance that the outcome of discussions with any state taxing authority will not result in the payment of state sales taxes for prior periods, or that the amount of any such payments will not be materially different than the liability currently recorded. Pursuant to the terms of the Purchase Agreement, the Company has accrued a $5.0 million indemnification receivable in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2024. See Note 2, “Acquisition of Satcom Direct,” for further information on the Purchase Agreement.

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware (the “Court”) alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents recently issued to the plaintiff. The suit seeks compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. On May 29, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC amended its answer and counterclaims in the same suit, alleging that three of the six patents asserted by SmartSky are unenforceable due to inequitable conduct before the U.S. Patent Office. A trial date has been scheduled for November 17, 2025. Claim construction proceedings, fact discovery and expert discovery are completed. Dispositive motions were filed on October 25, 2024 and await resolution. We continue to vigorously defend our position in the infringement suit. The outcome of the underlying litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

On March 5, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC filed counterclaims in the same suit, alleging that SmartSky’s ATG network, Flagship equipment, and LITE ATG equipment infringe three patents owned by Gogo. Gogo’s counterclaim suit seeks an unspecified amount of compensatory damages as well as reimbursement of Gogo's costs and attorneys' fees. On April 10, 2024, the Court held that Gogo's counterclaims would proceed under a separate schedule and would be tried separately from SmartSky's claims. The court entered a scheduling order for Gogo’s counterclaims on January 14, 2025 with a trial date of March 8, 2027.

On December 16, 2024, SmartSky Networks, LLC sued Gogo Inc. and its subsidiaries alleging that Gogo maintains an illegal monopoly over air-to-ground broadband inflight connectivity products and services and has blocked SmartSky from entering the market in violation of antitrust laws. SmartSky also alleges claims of false advertising, unfair and deceptive trade practices, and tortious interference. The suit seeks actual damages, treble damages, punitive damages, disgorgement of profits, reimbursement of plaintiff's

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

costs, attorneys' fees, pre- and post-judgment interest, and interest on actual damages. We will vigorously defend our position in this lawsuit. The outcome of the litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

18. Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedge	Total
Balance at January 1, 2022	$(960)	$2,749	$1,789
Other comprehensive income (loss) before reclassifications	(265)	34,765	34,500
Less: income realized and reclassified to earnings	—	6,161	6,161
Net current period comprehensive income (loss)	(265)	28,604	28,339
Balance at December 31, 2022	$(1,225)	$31,353	$30,128
Other comprehensive income before reclassifications	291	4,579	4,870
Less: income realized and reclassified to earnings	—	19,202	19,202
Net current period comprehensive income (loss)	291	(14,623)	(14,332)
Balance at December 31, 2023	$(934)	16,730	$15,796
Other comprehensive income (loss) before reclassifications	(823)	4,413	3,590
Less: income realized and reclassified to earnings	—	13,819	13,819
Net current period comprehensive income (loss)	(823)	(9,406)	(10,229)
Balance at December 31, 2024	$(1,757)	$7,324	$5,567

19. Common Stock and Preferred Stock

Common Stock – We have one class of common stock outstanding as of December 31, 2024 and 2023. Our common stock is junior to our preferred stock, if and when issued. Our Third Amended and Restated Certificate of Incorporation authorizes a total of 500,000,000 shares of common stock with a par value of $0.0001 per share.

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

Share Repurchases – On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. During the years ended December 31, 2024 and 2023, we repurchased an aggregate 4.0 million shares and 0.5 million shares, respectively, of our common stock for $33.2 million and $4.8 million, respectively. As of December 31, 2024, approximately $12.1 million remains available under the share repurchase program.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

During September 2022, we repurchased 1.5 million shares of common stock in a private transaction for an aggregate purchase price of $18.3 million.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

20. Condensed Financial Information of Registrant

The following presents the condensed financial information of our parent company on a standalone basis.

Gogo Inc.

Condensed Balance Sheets

(in thousands)

	December 31,	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$1,001	$17,286
Prepaid expenses and other current assets	1,796	74
Deferred income taxes	216,926	222,043
Total assets	$219,723	$239,403

Liabilities and stockholders’ equity:
Other current liabilities	$37	$189
Investments and payables with subsidiaries	150,362	198,489
Total liabilities	150,399	198,678
Total stockholders’ equity	69,324	40,725
Total liabilities and stockholders’ equity	$219,723	$239,403

Gogo Inc.

Condensed Statements of Operations and Comprehensive Income

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Total operating expenses	$105	$—	$—
Other (income) expense
Interest income	(198)	(1,280)	(455)
Interest expense	—	—	2,770
Other	1	(1,344)	1
Total other (income) expense	(197)	(2,624)	2,316
Income (loss) before income taxes	92	2,624	(2,316)
Income tax provision (benefit)	4,662	(48,075)	13,658
Equity (gains) losses of subsidiaries	(18,316)	(94,979)	(108,033)
Net income	$13,746	$145,678	$92,059
Comprehensive income	$13,746	$145,678	$92,059

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Gogo Inc.

Condensed Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$13,746	$145,678	$92,059
Amortization of deferred financing costs	—	—	418
Subsidiary equity (gains) losses	(18,316)	(94,979)	(108,033)
Deferred income taxes	3,511	(49,172)	13,170
Gain on sale of equity investment	—	(1,343)	—
Other operating activities	(1,874)	2	(627)
Net cash (used in) provided by operating activities	(2,933)	186	(3,013)
Investing activities:
Investments and advances with subsidiaries	22,843	(8,365)	6,047
Purchase of equity investment	—	(5,000)	—
Proceeds from sale of equity investment	—	6,343	—
Net cash provided by (used in) investing activities	22,843	(7,022)	6,047
Financing activities:
Repurchase of common stock	(33,185)	(4,822)	(18,375)
Stock-based compensation activity	(3,010)	(8,230)	(2,579)
Net cash used in financing activities	(36,195)	(13,052)	(20,954)
Decrease in cash, cash equivalents and restricted cash	(16,285)	(19,888)	(17,920)
Cash, cash equivalents and restricted cash at beginning of period	17,286	37,174	55,094
Cash, cash equivalents and restricted cash at end of period	$1,001	$17,286	$37,174
Cash, cash equivalents and restricted cash at end of period	$1,001	$17,286	$37,174
Less: current restricted cash	—	—	—
Less: non-current restricted cash	—	—	—
Cash and cash equivalents at end of period	$1,001	$17,286	$37,174

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to material weaknesses in internal control over financial reporting, as described below.

Notwithstanding the ineffective disclosure controls and procedures due to the material weaknesses in internal control over financial reporting, our Chief Executive Officer and the Chief Financial Officer have concluded that that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The management of Gogo Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Gogo’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of its published financial statements in accordance with U.S. GAAP.

The management of Gogo, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have assessed the effectiveness of Gogo’s internal control over financial reporting based on the COSO framework. Based on our assessment, the Company’s management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses described below.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 excludes the acquisition of Satcom Direct which was acquired on December 3, 2024, and whose financial statements constitute approximately 46% of total assets and 9% of total revenue of the consolidated financial statement amounts of the Company as of and for the year ended December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Despite the exclusion of Satcom Direct from our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, we identified a material weakness in controls over the financial close and reporting process and controls over purchase accounting as a result of the Satcom Direct acquisition. Specifically, there were insufficient effective controls in place to ensure the completeness and accuracy of Satcom Direct’s financial reporting information that is consolidated into Gogo’s financial statements. This material weakness was due to the following deficiencies at Satcom Direct:

•
Satcom Direct had ineffective general information technology controls (“GITCs”) over relevant information technology (“IT”) systems. Specifically, Satcom Direct management did not design and maintain effective GITCs for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, they did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel and (ii) program change management controls to ensure that information technology, or IT, program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately with appropriate segregation of duties.
•
Satcom Direct’s management did not design and implement control activities necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

We also identified a material weakness in controls over the accounting for the Satcom Direct acquisition. Specifically, management had designed control activities over the accounting for the acquisition and related preliminary purchase price allocation for the acquired assets and liabilities performed by third-party specialists, however, management did not effectively implement them due to the timing of the acquisition.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2024, which report is included on Page 102 of this Annual Report on Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2025. Management has commenced its remediation efforts over the material weaknesses described above as follows:

•
Designing and implementing controls over Satcom Direct’s GITCs relating to user access and program change management over certain IT systems that support financial reporting processes at Satcom Direct.
•
Designing and implementing internal controls over financial reporting for processes specific to Satcom Direct.
•
Implementing the controls the Company has designed related to complex accounting transactions, including those related to acquisitions, such as, the review of third-party specialists’ work and the reasonableness of key assumptions, methodologies, and underlying data used in the accounting and purchase price allocation.
•
Recruiting additional qualified personnel with expertise in public company financial reporting, accounting and internal controls to strengthen our accounting function.

While we believe the steps taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we have performed and will continue to perform additional procedures and to employ additional appropriate tools and resources.

We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have been implemented and management has concluded, through testing, that these controls are operating effectively.

(c) Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there have been no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)
Item 5.02 Departure of Directors of Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Inducement Awards

As discussed above, on December 3, 2024, the Company completed the previously announced acquisition of 100% of the issued and outstanding equity interests in Satcom Direct, pursuant to the terms of the Purchase Agreement. In connection with the acquisition and as an inducement for Messrs. Christopher Moore and Zachary Cotner (each an “Executive” and together, the “Executives”) to join the Company as our new Chief Executive Officer and Chief Financial Officer, respectively, the Company granted certain inducement awards pursuant to Nasdaq Rule 5635(c)(4) (the “Inducement Awards”) to the Executives, to promote their retention and create an alignment of interests between them and the Company’s shareholders.

The Inducement Awards were granted by the Compensation Committee of our Board of Directors and included the following awards: (i) 1,000,000 time-vesting restricted stock units (“RSUs”) and 1,000,000 performance stock units (“PSUs”) (representing the target number of shares in the case of PSUs) to Mr. Moore; and (ii) 50,000 RSUs and 50,000 PSUs (representing the target number of shares in the case of PSUs) to Mr. Cotner. The RSUs will vest in equal annual installments over the five-year period following the Closing. The PSUs are subject to performance-based vesting and will vest when the performance-based vesting conditions are met. The PSUs are divided into two equal tranches. The first tranche will vest on the earlier of (i) the date the value of the Common Stock equals or exceeds $20.00 per share for a period of 90 consecutive trading days following the six-month anniversary of the Closing, and (ii) the date the Company consummates a change in control pursuant to which the price per share of Common Stock in connection with such change in control (the “Change in Control Price”) equals or exceeds $20.00 per share. The second tranche will vest on the earlier of (i) the date the value of the Common Stock equals or exceeds $25.00 per share for a period of 90 consecutive trading days following the six-month anniversary of the Closing, and (ii) the date the Company consummates a change in control pursuant to which the Change in Control Price equals or exceeds $25.00 per share. Vesting of the PSUs and RSUs is conditioned on the Executive’s continued employment through the applicable vesting date, subject to accelerated vesting upon the occurrence of specified employment termination and change in control events. Each of the Inducement Awards was granted consistent with the terms of each Executive’s employment agreement previously entered into with Gogo Business Aviation LLC. Though not awarded pursuant to the Company’s 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), the Inducement Awards have been issued subject to the terms and conditions of the 2024 Plan.

The foregoing summary of the Inducement Awards is qualified in its entirety by reference to the 2024 Plan and the applicable award agreements, which are filed herewith as Exhibits 10.53 and 10.54 respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

(b)
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Gogo Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gogo Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 14, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Satcom Direct, LLC and certain of its affiliates and subsidiaries (collectively, “Satcom Direct”), which were acquired on December 3, 2024, and whose financial statements constitute 46% of total assets and 9% of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Satcom Direct.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment.

Management identified a material weakness in controls over the financial close and reporting process and purchase accounting controls as a result of the Satcom Direct acquisition. Specifically, there were insufficient effective controls in place to ensure the completeness and accuracy of Satcom Direct’s financial reporting information that is consolidated into the Company’s financial statements. This material weakness was due to the following deficiencies at Satcom Direct:

•
Satcom Direct had ineffective general information technology controls (“GITCs”) over relevant information technology (“IT”) systems. Specifically, Satcom Direct management did not design and maintain effective GITCs for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, they did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel and (ii) program change management controls to ensure that information technology, or IT, program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately with appropriate segregation of duties.
•
Satcom Direct management did not design and implement control activities necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

Management also identified a material weakness in controls over the accounting for the Satcom Direct acquisition. Specifically, management had designed control activities over the accounting for the acquisition and related preliminary purchase price allocation for the acquired assets and liabilities performed by third-party specialists, however, management did not effectively implement them due to the timing of the acquisition.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 14, 2025

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 is incorporated herein by reference.

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans as of the end of 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	8,578,707	(1)	4.22	(2)	7,597,403	(3)
Equity compensation plans not approved by security holders	2,275,000		N/A		—
Total	10,853,707		4.22		7,597,403

(1)
Represents the number of shares associated with options, RSUs and DSUs outstanding as of December 31, 2024.
(2)
Represents the weighted average exercise price of the 3,468,716 options disclosed in column (a).
(3)
Represents the number of shares remaining available for future issuance under our 2024 Plan (6,934,107 shares) and 2024 Employee Stock Purchase Plan (663,296). Of this number, only 4,782,143 shares are available for issuance with respect to RSUs, DSUs and other awards based on the full value of stock (rather than an increase in value) under the 2024 Omnibus Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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
2.1**†

Purchase Agreement, by and among Satcom Direct Holdings, Inc., SDHC Holdings, Inc., Satcom Direct Government Holdings, Inc., ndtHost Holdings, Inc., Satcom Direct, Inc., Satcom Direct Holding Company, LLC, Satcom Direct Government, Inc., ndtHost, LLC, Gogo Direct Holdings LLC, James W. Jensen and Gogo Inc., dated as of September 29, 2024 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 1, 2024 (File No. 001-35975))

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
4.2

Registration Rights Agreement, dated as of December 31, 2009, by and between AC Holdco Inc. and the Class A Holders, the Thorne Investors and the other investors named therein (incorporated by reference to Exhibit 4.3 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

4.3	Description of Capital Stock and Registered Securities (incorporated by reference to Exhibit 4.3 to Form 10-K filed on February 28, 2024 (File No. 001-35975))
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

10.1†

Qualcomm Technologies, Inc. Master Software Agreement, dated June 13, 2018, by and between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.48 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.2†

Qualcomm Technologies, Inc. AMSS6695 Software Addendum to Master Software Agreement, dated June 13, 2018, by and between Qualcomm Technologies, Inc. and Gogo LLC (incorporated by reference to Exhibit 10.1.49 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.3†

Access Point Patent License Agreement, dated July 6, 2018, by and between Qualcomm Incorporated and Gogo LLC (incorporated by reference to Exhibit 10.1.50 to Form 10-Q filed on November 6, 2018 (File No. 001-35975))

10.4†

ATG Network Sharing Agreement, dated as of December 1, 2020, by and between Gogo Business Aviation LLC and Gogo LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 1, 2020 (File No. 001-35975))

10.5†

Master Services Agreement, dated as of November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc. (incorporated by reference to Exhibit 10.1.5 to Form 10-K filed on March 11, 2021 (File No. 001-35975))

10.6†	Waiver and Omnibus Amendment to Airspan/Gogo Agreements, effective as of June 27, 2024 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 7, 2024)
10.7†

Supply and Product Support Agreement, dated as of November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc. (incorporated by reference to Exhibit 10.1.6 to Form 10-K filed on March 11, 2021 (File No. 001-35975))

10.8†

Master Services Agreement, dated as of May 21, 2022, by and between Gogo Business Aviation LLC and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 26, 2022 (File No. 001-35975))

10.9†

Supply and Product Support Agreement, dated as of June 6, 2022, by and between Gogo Business Aviation LLC and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 14, 2022 (File No. 001-35975))

10.10†

Amended and Restated Supply and Product Support Agreement, dated as of March 31, 2023, by and between Gogo Business Aviation LLC and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1.1 to Form 10-Q filed on May 3, 2023 (File No. 001-35975))

10.11#

Amended and Restated Employment Agreement, dated March 27, 2024, between Gogo Inc. and Oakleigh Thorne (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2024 (File No. 001-35975))

10.12#

Employment Agreement, effective as of March 11, 2023, by and between Gogo Business Aviation LLC and Jessica Betjemann (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 14, 2023 (File No. 001-35975))

10.13#	Amendment Number One to Employment Agreement, dated November 27, 2024, between Gogo Inc. and Jessica Betjemann
10.14#

Employment Agreement, effective as of November 2, 2022, by and between Gogo Business Aviation LLC and Crystal Gordon (incorporated by reference to Exhibit 10.2.21 to Form 10-K filed on February 28, 2023 (File No. 001-35975))

10.15#

Change in Control Severance Agreement, effective as of November 2, 2022, by and between Gogo Inc. and Crystal Gordon (incorporated by reference to Exhibit 10.2.22 to Form 10-K filed on February 28, 2023 (File No. 001-35975))

10.16#	Employment Agreement, dated November 13, 2024, between Gogo Inc. and Christopher Moore
10.17#	Change in Control Severance Agreement, dated November 13, 2024, between Gogo Inc. and Christopher Moore
10.18#	Retention Bonus Agreement, dated November 13, 2024, between Gogo Inc. and Christopher Moore
10.19#	Employment Agreement, dated November 27, 2024, between Gogo Inc. and Zachary Cotner
10.20#	Retention Bonus Agreement, dated November 27, 2024, between Gogo Inc. and Zachary Cotner
10.21#	Change in Control Severance Agreement, dated November 27, 2024, between Gogo Inc. and Zachary Cotner
10.22#	Employment Agreement, dated November 13, 2024, between Gogo Inc. and Hayden Olson
10.23#	Change in Control Severance Agreement, dated November 13, 2024, between Gogo Inc. and Hayden Olson
10.24#	Retention Bonus Agreement, dated November 13, 2024, between Gogo Inc. and Hayden Olson
10.25#	Employment Agreement, dated January 13, 2025, between Gogo Inc. and Mike Begler
10.26#	Change in Control Severance Agreement, dated January 13, 2025, between Gogo Inc. and Mike Begler
10.27#	Separation Agreement, dated January 13, 2025, between Gogo Inc. and Sergio Aguirre
10.28#	Consulting Agreement, dated January 13, 2025, between Gogo Inc. and Sergio Aguirre
10.29#	Gogo Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.30#	Form of Stock Option Agreement for Gogo Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.31#	Second Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.1 to Form 10-Q filed on August 5, 2022 (File No. 001-35975))
10.32#	Form of Stock Option Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.6 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))
10.33#	2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 6, 2024 (File No. 001-35975))
10.34#	Form of Restricted Stock Unit Agreement for Gogo 2024 Omnibus Equity Incentive Plan
10.35#	2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 6, 2024 (File No. 001-35975))
10.36#	Gogo Inc. Annual Incentive Plan (as amended as of April 14, 2016) (incorporated by reference to Exhibit 10.4.10 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))

10.37#	Gogo Inc. Section 409A Specified Employee Policy (incorporated by reference to Exhibit 10.7 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.38#

Form of Indemnification Agreement entered into between Gogo Inc. and each of its Directors (incorporated by reference to Exhibit 10.7.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.39#

Form of Indemnification Agreement entered into between Gogo Inc. and each of its Officers (incorporated by reference to Exhibit 10.7.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.40#	Form of Director Deferred Share Unit Agreement for Gogo Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.41#	Form of Director Stock Option Agreement for Gogo Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.3 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.42#	Form of Director Deferred Share Unit Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on August 5, 2021 (File No. 001-35795))
10.43#

Form of Director Stock Option Agreement for Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (effective April 29, 2020) (incorporated by reference to Exhibit 10.9.1 to Form 10-Q filed on August 10, 2020 (File No. 001-35975))

10.44#

Amendment to Non-Employee Director Options and Deferred Stock Units for 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on August 5, 2021 (File No. 001-35795))

10.45#	Form of Director Deferred Share Unit Agreement for 2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 7, 2024 (File No. 001-35795))
10.46

Credit Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.47

Guarantee Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.48

Collateral Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.49

First Amendment to Credit Agreement, dated as of February 2, 2023, among Gogo Inc., Gogo Intermediate Holdings LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.9.4 to Form 10-K filed on February 28, 2023 (File No. 001-35975))

10.50

Second Amendment to Credit Agreement, dated as of December 3, 2024, among Gogo Inc., Gogo Intermediate Holdings LLC, the guarantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 9, 2024 (File No. 001-35975))

10.51**

Credit Agreement, dated as of December 3, 2024, among Gogo Inc. Gogo Intermediate Holdings LLC, HPS Investment Partners, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 9, 2024 (File No. 001-35975))

10.52	Lock-Up Agreement, dated as of December 3, 2024 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 9, 2024 (File No. 001-35975))
10.53

Restricted Stock Unit Agreement (Inducement), dated as of March 14, 2025, by and between the Company and Christopher Moore (incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 14, 2025 (File No. 001-35975))

10.54

Restricted Stock Unit Agreement (Inducement), dated as of March 14, 2025, by and between the Company and Zachary Cotner (incorporated by reference to Exhibit 99.2 to Form S-8 filed on March 14, 2025 (File No. 001-35975))

19	Insider Trading Policy
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 4.3 to Form 10-K filed on February 28, 2024 (File No. 001-35975))

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Furnished herewith.
**	Certain schedules and other similar attachments to such agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
#	Indicates management contract or compensatory plan or arrangement.
†	Certain provisions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gogo Inc. (the registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2025.

Gogo Inc.
By:	/s/ Christopher Moore
Name:	Christopher Moore
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Zachary Cotner and Crystal L. Gordon, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they or he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Gogo Inc. and in the capacities indicated, on March 14, 2025.

Signature	Title

/s/ Christopher Moore	Chief Executive Officer and Director
Christopher Moore	(Principal Executive Officer)

/s/ Zachary Cotner	Executive Vice President and Chief Financial Officer
Zachary Cotner	(Principal Financial Officer)

/s/ Leigh Goldfine	Vice President, Controller and Chief Accounting Officer
Leigh Goldfine	(Principal Accounting Officer)

/s/ Michael Abad-Santos	Director
Michael Abad-Santos

/s/ Mark Anderson	Director
Mark Anderson

/s/ Robert L. Crandall	Director
Robert L. Crandall

/s/ Hugh W. Jones	Lead Independent Director
Hugh W. Jones

/s/ Monte J.M. Koch	Director
Monte J.M. Koch

/s/ Michele Coleman Mayes	Director
Michele Coleman Mayes

/s/ Christopher D. Payne	Director
Christopher D. Payne

/s/ Oakleigh Thorne	Executive Chair of the Board
Oakleigh Thorne

/s/ Charles C. Townsend	Director
Charles C. Townsend

/s/ Harris N. Williams	Director
Harris N. Williams