Form 10-Q
period 2025-03-31
Gogo Inc.
filed 2025-05-09
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025

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

As of May 2, 2025, 132,263,584 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$70,282	$41,765
Accounts receivable, net of allowances of $5,105 and $4,467, respectively	115,372	111,513
Inventories	93,795	97,934
Assets held for sale	16,625	16,625
Prepaid expenses and other current assets, net of allowances of $2,000 and $0, respectively	58,201	55,256
Total current assets	354,275	323,093
Non-current assets:
Property and equipment, net	117,329	119,125
Intangible assets, net	269,481	275,331
Goodwill	185,234	184,831
Operating lease right-of-use assets	65,946	68,465
Investment in convertible note	—	4,207
Other non-current assets, net of allowances of $894 and $861, respectively	34,188	36,870
Deferred income taxes	211,935	217,309
Total non-current assets	884,113	906,138
Total assets	$1,238,388	$1,229,231
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$67,382	$67,231
Accrued liabilities	83,808	81,889
Deferred revenue	38,477	30,408
Current portion of long-term debt	2,500	2,500
Total current liabilities	192,167	182,028
Non-current liabilities:
Long-term debt	832,035	831,581
Non-current operating lease liabilities	65,222	68,178
Other non-current liabilities	66,016	78,120
Total non-current liabilities	963,273	977,879
Total liabilities	1,155,440	1,159,907
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 144,938,680 and 144,095,996 shares issued at March 31, 2025 and December 31, 2024, respectively; and 131,760,795 and 130,918,997 shares outstanding at March 31, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	1,463,873	1,460,270
Accumulated other comprehensive income	3,546	5,567
Treasury stock, at cost	(196,382)	(196,382)
Accumulated deficit	(1,188,103)	(1,200,145)
Total stockholders’ equity	82,948	69,324
Total liabilities and stockholders’ equity	$1,238,388	$1,229,231

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Service revenue	$198,612	$81,673
Equipment revenue	31,695	22,649
Total revenue	230,307	104,322
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	94,047	17,871
Cost of equipment revenue (exclusive of amounts shown below)	29,326	15,786
Engineering, design and development	13,875	9,216
Sales and marketing	14,210	8,283
General and administrative	29,519	14,651
Depreciation and amortization	14,143	3,841
Total operating expenses	195,120	69,648
Operating income	35,187	34,674
Other expense (income):
Interest income	(590)	(2,048)
Interest expense	16,558	8,410
Other expense (income), net	234	(13,099)
Total other expense (income)	16,202	(6,737)
Income before income taxes	18,985	41,411
Income tax provision	6,943	10,921
Net income	$12,042	$30,490

Net income attributable to common stock per share:
Basic	$0.09	$0.24
Diluted	$0.09	$0.23
Weighted average number of shares:
Basic	132,472	129,272
Diluted	135,314	132,441

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Net income	$12,042	$30,490
Other comprehensive income (loss), net of tax
Currency translation adjustments	238	(155)
Cash flow hedges:
Amount recognized in other comprehensive income	(617)	3,553
Less: income realized and reclassified to earnings	1,642	4,228
Changes in fair value of cash flow hedges	(2,259)	(675)
Other comprehensive income (loss), net of tax	(2,021)	(830)
Comprehensive income	$10,021	$29,660

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$12,042	$30,490
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,143	3,841
Loss on asset disposals, abandonments and write-downs	13	15
Provision for expected credit losses	945	(132)
Deferred income taxes	6,136	10,641
Stock-based compensation expense	5,491	4,840
Amortization of deferred financing costs and interest rate caps	1,577	1,375
Accretion of debt discount	416	100
Change in fair value of convertible note investment	253	(13,132)
Changes in operating assets and liabilities:
Accounts receivable	(4,785)	(1,017)
Inventories	4,148	(6,111)
Prepaid expenses and other current assets	(3,527)	(5,904)
Contract assets	(1,947)	6
Accounts payable	126	4,809
Accrued liabilities	2,716	(1,442)
Deferred revenue	(2,438)	1,146
Accrued interest	(2,046)	(2)
Other non-current assets and liabilities	(791)	134
Net cash provided by operating activities	32,472	29,657
Investing activities:
Purchases of property and equipment	(2,751)	(1,451)
Acquisition of intangible assets—capitalized software	(3,418)	(2,720)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	564	28
Proceeds from interest rate caps	3,170	6,539
Purchase of convertible note	—	(5,000)
Net cash used in investing activities	(2,435)	(2,604)
Financing activities:
Payments on term loan	(625)	(1,813)
Repurchases of common stock	—	(10,137)
Payments on financing leases	(2)	(3)
Stock-based compensation activity	(947)	(1,343)
Net cash used in financing activities	(1,574)	(13,296)
Effect of exchange rate changes on cash	55	27
Increase in cash, cash equivalents and restricted cash	28,518	13,784
Cash, cash equivalents and restricted cash at beginning of period	42,304	139,366
Cash, cash equivalents and restricted cash at end of period	$70,822	$153,150
Cash, cash equivalents and restricted cash at end of period	$70,822	$153,150
Less: current restricted cash	70	—
Less: non-current restricted cash	470	330
Cash and cash equivalents at end of period	$70,282	$152,820
Supplemental cash flow information:
Cash paid for interest	$20,926	$14,207
Cash paid for taxes	162	11
Non-cash investing activities:
Purchases of property and equipment in current liabilities	$6,112	$6,520

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	For the Three Months Ended March 31, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2025	130,918,997	$14	$1,460,270	$5,567	$(1,200,145)	13,176,999	$(196,382)	$69,324
Net income	—	—	—	—	12,042	—	—	12,042
Currency translation adjustments, net of tax	—	—	—	238	—	—	—	238
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(2,259)	—	—	—	(2,259)
Stock-based compensation expense	—	—	5,491	—	—	—	—	5,491
Issuance of common stock upon exercise of stock options	224,889	—	564	—	—	—	—	564
Issuance of common stock upon vesting of restricted stock units	580,970	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(2,689)	—	—	—	—	(2,689)
Issuance of common stock in connection with employee stock purchase plan	35,939	—	237	—	—	—	—	237
Balance at March 31, 2025	131,760,795	$14	$1,463,873	$3,546	$(1,188,103)	13,176,999	$(196,382)	$82,948

	For the Three Months Ended March 31, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2024	128,462,343	$14	$1,402,003	$15,796	$(1,213,891)	9,169,941	$(163,197)	$40,725
Net income	—	—	—	—	30,490	—	—	30,490
Currency translation adjustments, net of tax	—	—	—	(155)	—	—	—	(155)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(675)	—	—	—	(675)
Stock-based compensation expense	—	—	4,840	—	—	—	—	4,840
Issuance of common stock upon exercise of stock options	31,136	—	80	—	—	—	—	80
Issuance of common stock upon vesting of restricted stock units	872,329	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(2,706)	—	—	—	—	(2,706)
Repurchase of common stock	(1,138,681)	—	—	—	—	1,138,681	(10,160)	(10,160)
Balance at March 31, 2024	128,227,127	$14	$1,404,217	$14,966	$(1,183,401)	10,308,622	$(173,357)	$62,439

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The Business – Gogo Inc. (“Gogo,” the “Company,” “we,” “us,” or “our”) is the only multi-orbit, multi-band in-flight connectivity provider offering connectivity technology purpose-built for business and military/government aviation. The Company has a holistic approach of providing broadband connectivity services to its customers from small to large aircraft and heavy jets through the Company’s air-to-ground (“ATG”) technology and access to multiple satellite constellations, which aim to deliver consistent, global tip-to-tail connectivity with a suite of software, hardware, and advanced infrastructure supported by a 24/7/365 customer support team.

Segments – As a result of the Company’s acquisition of Satcom Direct on December 3, 2024, as described in Note 2, “Acquisition of Satcom Direct,” the Company has two reportable segments: the legacy pre-acquisition operations of the Company, (“Gogo BA”) and the acquired entities, Satcom Direct. The Gogo BA segment provides in-flight connectivity for business aviation via ATG and satellite networks. The Satcom Direct segment provides global satellite-based communication solutions primarily for business and military/government aircraft. Satcom Direct is managed as a separate reportable segment, but in the future, we may realign our reportable segments after integrating the Satcom Direct business.

Basis of Presentation – The accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025 (the “2024 10-K”). These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

We had one class of common stock outstanding as of March 31, 2025 and December 31, 2024.

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

2. Acquisition of Satcom Direct

On December 3, 2024 (the “Closing”), the Company completed its acquisition of 100% of the issued and outstanding equity interests in Satcom Direct, LLC, a Delaware limited liability company (f/k/a Satcom Direct, Inc., a Florida corporation) and certain of its affiliates and their collective subsidiaries (collectively, “Satcom Direct”), pursuant to the terms of the purchase agreement, dated as

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

of September 29, 2024 (the “Purchase Agreement”). Satcom Direct operates worldwide with an international sales and service team based in nine countries. Satcom Direct sells its in-flight connectivity and communication services and equipment globally through their international sales force to OEMs, governments, military, and private fleet companies among others.

In accordance with the terms of the Purchase Agreement, on the Closing, the Company purchased all of the issued and outstanding equity interests in Satcom Direct in exchange for: (i) an aggregate cash purchase amount of $375 million, subject to customary post-closing adjustments (the “Cash Consideration”), (ii) five million restricted shares (the “Stock Consideration”) of the Company’s common stock, par value of $0.0001 per share (“Common Stock”), and (iii) up to an additional $225 million in potential earnout payments of cash and/or Common Stock tied to realizing certain financial performance milestones over the next four years (the “Earnout Consideration” and, together with the Cash Consideration and Stock Consideration, the “Acquisition Consideration”). The Cash Consideration was financed via the Company’s $250 million HPS Credit Agreement (as defined below) and the remainder with cash on hand. The Earnout Consideration has an estimated fair value of $53 million and is included in Other non-current liabilities on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. The fair value of the Earnout Consideration was calculated using a Monte Carlo simulation based on future gross profit projections of Satcom Direct, gross profit volatility rates of comparable companies and a risk adjusted discount rate. The fair value measurement was based on significant unobservable inputs and thus represents a Level 3 measurement.

The following table summarizes the fair value of the Acquisition Consideration (in thousands):

Estimated Aggregate Acquisition Consideration
Share consideration
Common Stock issued per the Purchase Agreement	5,000
Share price on December 2, 2024	8.10
Stock Consideration	$40,500

Cash Consideration	$346,900
Settlement of pre-existing relationship	$393
Estimated fair value of Earnout Consideration	$53,000
Preliminary fair value of estimated aggregate Acquisition Consideration	$440,793

The Company allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition using the acquisition method of accounting for business combinations. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. The Company determined the preliminary estimated fair values after review and consideration of relevant information as of the Closing, including discounted cash flows, quoted market prices and estimates made by management. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and may be subject to change as additional information is received. The Company expects to finalize the valuation no later than one year from the Closing.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the Closing based on the preliminary purchase price allocation (in thousands):

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Preliminary Aggregate Purchase Price Allocation
Preliminary fair value of estimated total Acquisition Consideration	$440,793
Assets acquired
Cash and cash equivalents	$12,563
Accounts receivable, net of allowances	67,841
Inventories	18,528
Prepaid expenses and other current assets	13,348
Assets held for sale	16,625
Property and equipment, net	26,633
Intangible assets, net	213,300
Operating lease right-of-use assets	3,202
Other non-current assets, net of allowances	5,601
Deferred income taxes	980
Total assets acquired	$378,621
Liabilities assumed
Accounts payable	61,856
Accrued liabilities	17,568
Deferred revenue	25,790
Non-current operating lease liabilities	2,706
Other non-current liabilities	14,522
Total liabilities assumed	$122,442
Net assets acquired	$256,179
Goodwill	$184,614

The allocation of the purchase price presented above was based on management's preliminary estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of future projected revenues and cash flows as well as estimated discount rates. Current and noncurrent assets and liabilities are valued at historical carrying values, which approximate fair value, except as described below. The fair value measurements discussed below were based on significant inputs that are not observable and thus represent a Level 3 measurement. Inventories were valued using a combination of the comparative sales method, which estimated the expected sales price of the products, reduced by all costs expected to be incurred to complete the inventory, as well as a profit on the sale and estimated replacement cost. Assets held for sale represent the main corporate facility of Satcom Direct and associated land in Melbourne, Florida. The Company expects to sell the assets within the next twelve months. Assets held for sale were valued using the income approach less the direct costs associated with selling the assets. Property and equipment, net were valued using a combination of the cost and market approaches. Customer relationships represent the fair value of future projected revenue that will be derived from sales of connectivity services and equipment to existing customers of Satcom Direct. Customer relationships were valued using the multi-period excess earnings method. This method of valuation reflects the present value of the projected cash flows that are expected to be generated by these existing customers less charges representing the contribution of other assets to those cash flows. Software and the tradename were valued under the relief from royalty method, which is equal to the present value of the after-tax royalty savings attributable to owning the software or tradename as opposed to paying a third party for its use. The estimated fair value of operating leases was determined based on current market terms, which resulted in a net unfavorable adjustment to the right-of-use asset. After assessing the preliminary fair value of the net assets acquired and liabilities assumed, the Company recorded goodwill of $184.2 million as of December 31, 2024. As a result of subsequent measurement period adjustments, the balance of acquired goodwill increased to $184.6 million as of March 31, 2025. Of the total goodwill amount, $174.2 million is attributable to the U.S. entities and is deductible for U.S. income tax purposes. The goodwill is attributable to the assembled workforce, synergies, and economies of scale.

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

Supplemental Pro-Forma Information (Unaudited)

The following table presents supplemental pro-forma information for the three-month period ended March 31, 2024 as if the acquisition of Satcom Direct had occurred on January 1, 2023. The amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information. The unaudited pro-forma information for the period presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) the change in Cost of Equipment to reflect the fair value change in inventory, (ii) incremental stock compensation expense, and adjustments for change in control bonuses that vest after the Closing as post-combination compensation expense, (iii) additional Depreciation and amortization expense related to the step up in fair value for finite-lived intangible assets and property and equipment acquired, (iv) removal of historical interest expense associated with Satcom Direct’s historical indebtedness which was extinguished upon consummation of the acquisition and the addition of interest expense related to financing the acquisition (refer to Note 9, “Long-Term Debt and Other Liabilities,” for additional information), and (v) the related tax effects assuming the acquisition occurred on January 1, 2023. Pre-acquisition revenue and net income amounts for Satcom Direct were derived from the books and records prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the date noted below.

Three Months Ended
March 31,
(in thousands)	2024
Total revenue	$221,606
Net income	$10,322

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

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units, performance stock units, restricted stock units and the potential Earnout Consideration when the computation is anti-dilutive. For the three-month periods ended March 31, 2025 and 2024, the weighted average number of shares excluded from the computation was 28.7 million and 2.8 million, respectively.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
Basic	2025	2024
Net income	$12,042	$30,490
Weighted average shares outstanding	132,472	129,272
Earnings per share - basic	$0.09	$0.24

	For the Three Months Ended March 31,
Diluted	2025	2024
Net income	$12,042	$30,490
Average shares
Weighted average shares outstanding	132,472	129,272
Effect of dilutive securities - stock-based compensation	2,842	3,169
Total weighted average diluted shares outstanding	135,314	132,441
Earnings per share - diluted	$0.09	$0.23

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Revenue Recognition

Remaining performance obligations

As of March 31, 2025, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $595 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $585 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. Our contracts vary in length and generally have terms of two to ten years. We expect to recognize approximately 43% of our connectivity and entertainment service RPO within the next year, approximately 43% in one to five years and the remaining 14% in five to ten years. The remaining $10 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next three years as equipment is shipped.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended March 31,
	2025			2024
	Gogo BA	Satcom Direct	Total	Gogo BA
Service revenue by type
Satellite broadband	$813	$76,866	$77,679	$776
ATG broadband	75,970	—	75,970	$77,912
Narrowband and other	2,732	42,231	44,963	2,985
Total service revenue by type	$79,515	$119,097	$198,612	$81,673
Service revenue by market
Business aviation	$79,515	$89,766	$169,281	$81,673
Military / Government	$—	$29,331	$29,331	$—
Total service revenue by market	$79,515	$119,097	$198,612	$81,673

Equipment revenue
Satellite broadband	$1,038	$5,337	$6,375	$30
ATG broadband	18,672	—	18,672	19,347
Narrowband and other	2,089	4,559	6,648	3,272
Total equipment revenue	$21,799	$9,896	$31,695	$22,649

Contract balances

Our current and non-current contract asset balances totaled $26.7 million and $25.0 million as of March 31, 2025 and December 31, 2024, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings and recoverable contract costs primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $38.8 million and $41.3 million as of March 31, 2025 and December 31, 2024, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products. For the three-month period ended March 31, 2025, we recognized revenue of $16.8 million that was previously included in the beginning balance of deferred revenue.

5. Government Assistance

FCC Reimbursement Program

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

will replace ZTE equipment. Due to an initial shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount is currently allocated to the Company under the program. Following passage of the Fiscal Year 2025 National Defense Authorization Act (“FY 2025 NDAA”), the Company was recently allocated its full approved amount of approximately $334 million. Program participants are subject to a number of conditions and requirements under the FCC’s rules including a requirement that they submit their first reimbursement request by July 17, 2023 and certify that they have developed a plan to permanently remove, replace and dispose of covered equipment or services within one year following the first reimbursement request. The rules permit participants to petition the FCC for one or more six-month extensions of the completion deadline. The Company submitted and received its first reimbursement claim in July 2023. Due to a number of factors, including supply chain disruptions, the insufficiency of the FCC funding prior to the passage of the FY 2025 NDAA, and the operational and logistical complexity of replacing airborne equipment, the Company was unable to complete the program by July 2024. As a result, the Company sought and was granted two six-month extensions by the FCC and was subsequently granted a one-year extension related to the FY 2025 NDAA, currently extending the program completion deadline to May 8, 2026. As outlined in the Company’s application to the FCC and status reports filed to date, and as previously disclosed by the Company, the Company expects to require additional extensions past the May 8, 2026 date and will thus be petitioning the FCC for multiple program extensions.

As of March 31, 2025 and December 31, 2024, we have recorded a $10.7 million and $9.7 million receivable from the FCC, respectively, which is included in Prepaid expenses and other current assets in our Unaudited Condensed Consolidated Balance Sheets.

The following are the deductions to the carrying value of asset balances in our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Assets:
Inventories	$(5,170)	$(4,560)
Prepaids expenses and other current assets	(4,995)	(4,420)
Property and equipment, net	(5,927)	(5,921)
Intangible assets, net	(298)	(298)
Other non-current assets	(13,198)	(11,852)

The following are the increases to Net income in our Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Service revenue	$1,729	$687
Operating expenses:
Cost of service revenue	5	112
Cost of equipment revenue	2,493	2,284
General and administrative	100	181

6. Composition of Certain Balance Sheet Accounts

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Work-in-process component parts	$54,093	$53,633
Finished goods	39,702	44,301
Total inventory(1)	$93,795	$97,934

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(1) See Note 5, “Government Assistance,” for additional information.

Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Interest rate caps and receivable	$8,013	$9,519
FCC reimbursement receivable(1)	10,667	9,732
Contract assets(1)	8,068	7,609
Prepaid inventories	3,032	3,512
Tax indemnification receivable(2)	5,044	5,044
Other, net of allowances of $2,000 and $0, respectively	23,377	19,840
Total prepaid expenses and other current assets	$58,201	$55,256

(1) See Note 5, “Government Assistance,” for additional information.

(2) See Note 17, “Commitments and Contingencies,” for additional information.

Property and equipment as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Office equipment, furniture, fixtures and other	$43,019	$41,731
Leasehold improvements	16,299	16,193
Land and buildings	6,540	6,540
Network equipment(1)	190,382	189,198
	256,240	253,662
Accumulated depreciation	(138,911)	(134,537)
Total property and equipment, net	$117,329	$119,125

(1) See Note 5, “Government Assistance,” for additional information.

Other non-current assets as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Interest rate caps	$4,173	$6,660
Contract assets, net of allowances of $894 and $861, respectively(1)	18,650	17,422
Revolving credit facility deferred financing costs	2,156	2,344
Other	9,209	10,444
Total other non-current assets	$34,188	$36,870

(1) See Note 5, “Government Assistance,” for additional information.

Accrued liabilities as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Operating leases	$12,642	$12,676
Employee compensation and benefits	28,549	20,669
Customer credit reserve	9,191	9,935
Network equipment	4,445	4,437
Warranty reserve	4,040	4,100
Gogo Galileo development costs	1,080	2,000
Taxes	8,818	8,966
Accrued interest	138	2,184
Other	14,905	16,922
Total accrued liabilities	$83,808	$81,889

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $13.9 million and $9.2 million, respectively, during the three-month periods ended March 31, 2025 and 2024. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

8. Goodwill and Other Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets and goodwill. Intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment test of our indefinite-lived intangible assets during the fourth quarter of each fiscal year, and the results from the test performed in the fourth quarter of 2024 indicated no impairment. We also reevaluate the useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Changes in the carrying value of goodwill by reportable segment were as follows (in thousands):

	Gogo BA	Satcom Direct	Total
Balance at January 1, 2025	$620	$184,211	$184,831
Measurement period adjustment	—	403	403
Balance at March 31, 2025	$620	$184,614	$185,234

Our goodwill balance was $185.2 million and $184.8 million as of March 31, 2025 and December 31, 2024, respectively. Refer to Note 2, “Acquisition of Satcom Direct,” for further information on the 2025 change in goodwill. We have preliminarily allocated goodwill to segments of the Company. As the Company finalizes the estimation of the fair value of assets acquired and liabilities assumed, additional adjustments to the amount of goodwill and the allocation to each segment may be necessary.

Our intangible assets, other than goodwill, as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	As of March 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
Software	$135,831	$(49,183)	$86,648	$132,673	$(47,225)	$85,448
Service customer relationships	152,681	(17,721)	134,960	152,681	(10,491)	142,190
OEM and dealer relationships	17,024	(7,153)	9,871	17,024	(6,831)	10,193
Other	7,034	(351)	6,683	5,270	(53)	5,217
Total amortized intangible assets	312,570	(74,408)	238,162	307,648	(64,600)	243,048
Unamortized intangible assets:
FCC Licenses	31,319	—	31,319	32,283	—	32,283
Total intangible assets	$343,889	$(74,408)	$269,481	$339,931	$(64,600)	$275,331

(1) See Note 5, “Government Assistance,” for additional information.

Amortization expense was $9.8 million and $0.2 million, respectively, for the three-month periods ended March 31, 2025 and 2024.

Amortization expense for the remainder of 2025, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2025 (period from April 1 to December 31)	$30,749
2026	$43,012
2027	$42,459
2028	$42,396
2029	$39,780
Thereafter	$39,766

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

9. Long-Term Debt and Other Liabilities

Long-term debt as of March 31, 2025 and December 31, 2024 was as follows (in thousands):

	March 31,	December 31,
	2025	2024
2021 Term Loan Facility	$599,883	$599,776
HPS Term Loan Facility	$244,153	$244,469
Less: deferred financing costs	(9,501)	(10,164)
Less: current portion of long-term debt	(2,500)	(2,500)
Total long-term debt	$832,035	$831,581

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.50% to 4.00% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.50% to 3.00% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of March 31, 2025, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 4.00% for SOFR rate loans and 3.00% for alternate rate loans.

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

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, the outstanding principal amount of the 2021 Term Loan Facility was $601.4 million and $601.4 million, respectively, the unaccreted debt discount was $1.6 million and $1.7 million, respectively, and the net carrying amount was $599.9 million and $599.8 million, respectively.

We paid approximately $21.6 million of loan origination and financing costs related to the 2021 Facilities, which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the 2021 Facilities. Total amortization expense was $0.7 million and $0.6 million, respectively, for the three-month periods ended March 31, 2025 and 2024 and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the balance of unamortized deferred financing costs related to the 2021 Facilities was $9.7 million and $10.4 million, respectively.

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

As of March 31, 2025 and December 31, 2024, the outstanding principal amount of the HPS Term Loan Facility was $248.8 million and $249.4 million, respectively, the unaccreted debt discount was $4.6 million and $4.9 million, respectively, and the net carrying amount was $244.2 million and $244.5 million, respectively.

We paid approximately $2.2 million of loan origination and financing costs related to the HPS Credit Agreement which are being accounted for as deferred financing costs on our consolidated balance sheets and are amortized over the term of the HPS Credit Agreement. Total amortization expense was $0.1 million for the three-month period ended March 31, 2025 and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024 the balance of unamortized deferred financing costs related to the HPS Credit Agreement was $2.0 million and $2.1 million, respectively.

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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three-month periods ended March 31, 2025 and 2024. We estimate that approximately $1.7 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statements of Cash Flows as investing activities.

For the three-month period ended March 31, 2025, we recorded a decrease in fair value on the interest rate caps of $3.0 million, net of tax of $0.8 million, and for the three-month period ended March 31, 2024, we recorded a decrease in fair value on the interest rate caps of $1.5 million, net of tax of $0.2 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		March 31,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2025	2024
Current portion of interest rate caps	Prepaid expenses and other current assets	$6,087	$7,351
Non-current portion of interest rate caps	Other non-current assets	$4,173	$6,660

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

The following is a summary of our interest costs for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Interest costs charged to expense	$17,493	$13,340
Amortization of deferred financing costs	837	594
Amortization of the purchase price of interest rate caps	740	781
Interest rate cap benefit	(2,928)	(6,405)
Accretion of debt discount	416	100
Interest expense	16,558	8,410
Interest costs capitalized to property and equipment	929	612
Interest costs capitalized to software	458	257
Total interest costs	$17,945	$9,279

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

The Investment in Convertible Note is included in Prepaid and other current assets on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and the reconciliation of beginning and ending balances were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$4,207	$—
Investment	—	5,000
Change in fair value	(253)	13,132
Balance at end of period	$3,954	$18,132

Long-Term Debt:

As of March 31, 2025 and December 31, 2024, our only financial assets and liabilities disclosed but not measured at fair value are the 2021 Term Loan Facility and the HPS Term Loan Facility, which are reflected on the consolidated balance sheets at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair values of the 2021 Term Loan Facility and the HPS Term Loan Facility by calculating the upfront cash payments a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair values on our Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, are the amounts that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the 2021 Term Loan Facility and HPS Term Loan Facility.

The fair value and carrying value of long-term debt as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025			December 31, 2024
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
2021 Term Loan Facility	$564,000	$599,883	(2)	$572,000	$599,776	(2)
HPS Term Loan Facility	244,000	244,153	(3)	244,000	244,469	(3)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the 2021 Term Loan Facility reflects the unaccreted debt discount of $1.6 million and $1.7 million as of March 31, 2025 and December 31, 2024, respectively. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.
(3)
Carrying value of the HPS Term Loan Facility reflects the unaccreted debt discount of $4.6 million and $4.9 million as of March 31, 2025 and December 31, 2024, respectively. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

13. Business Segments

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM makes resource and operating decisions by evaluating performance and business results of the segments’ net income (loss).

Information regarding our reportable segments is as follows (in thousands):

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Three Months Ended March 31,
	2025			2024
	Gogo BA	Satcom Direct	Total	Gogo BA
Revenue:
Service revenue	$79,515	$119,097	$198,612	$81,673
Equipment revenue	21,799	9,896	31,695	22,649
Total revenue	101,314	128,993	230,307	104,322
Operating expenses:
Cost of service revenue (exclusive of items shown below)	18,367	75,680	94,047	17,871
Cost of equipment - product	15,723			11,452
Cost of equipment - other	4,289			4,334
Total cost of equipment revenue (exclusive of items shown below)	20,012	9,314	29,326	15,786
Engineering, design and development	8,895	4,980	13,875	9,216
Sales and marketing	6,958	7,252	14,210	8,283
General and administrative	24,283	5,236	29,519	14,651
Depreciation and amortization	3,088	11,055	14,143	3,841
Total operating expenses	81,603	113,517	195,120	69,648
Operating income	19,711	15,476	35,187	34,674
Other expense (income):
Interest income	(590)	—	(590)	(2,048)
Interest expense	16,558	—	16,558	8,410
Other (income) expense, net	234	—	234	(13,099)
Total other expense	16,202	—	16,202	(6,737)
Income (loss) before income taxes	3,509	15,476	18,985	41,411
Income tax provision (benefit)	6,943	—	6,943	10,921
Net income	$(3,434)	$15,476	$12,042	$30,490

Other segment disclosures:
Total assets	$659,614	$578,774	$1,238,388	$808,953
Consolidated capital expenditures	$5,432	$737	$6,169	$4,171

14. Income Tax

The effective income tax rates for the three-month periods ended March 31, 2025 and 2024 were 36.6% and 26.4%, respectively. For the three-month period ended March 31, 2025, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes and stock-based compensation. For the three-month period ended March 31, 2024, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes, nondeductible officer’s compensation, and stock-based compensation, partially offset by tax benefits related to domestic research and development tax credits.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of all available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. The remaining valuation allowance is still required for deferred tax assets related to foreign net operating losses and capital loss carryforwards as it is more likely than not as of March 31, 2025 that these deferred tax assets will not be realized.

We are subject to taxation and file income tax returns in the United States federal jurisdiction, various states and several foreign jurisdictions including, but not limited to, Canada, Switzerland, United Kingdom, Australia, Brazil and Singapore. With a few exceptions, as of March 31, 2025, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2021.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three-month periods ended March 31, 2025 and 2024, and as of March 31, 2025 and December 31, 2024, we did not have a liability recorded for interest or potential penalties.

15. Stock-Based Compensation and Retirement Plans

Stock-Based Compensation — As of March 31, 2025, we maintained the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors. See Note 14, “Stock-Based Compensation and 401(k) Plan,” in our 2024 10-K for further information regarding the 2024 Plan. The majority of our equity grants are awarded on an annual basis.

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

For the three-month period ended March 31, 2025, no options to purchase shares of common stock were granted, options to purchase 224,889 shares of common stock were exercised, no options to purchase shares of common stock were forfeited and 16,958 options to purchase shares of common stock expired.

For the three-month period ended March 31, 2025, 1,764,776 RSUs were granted, 741,553 RSUs vested and 92,938 RSUs were forfeited. The fair value of the RSUs granted during the three-month period ended March 31, 2025 was approximately $13.1 million, which will generally be recognized over a period of four years.

For the three-month period ended March 31, 2025, 55,680 deferred stock units were granted and 104,936 vested. The fair value of the deferred stock units granted during the three-month period ended March 31, 2025 was approximately $0.5 million, which was recognized immediately.

For the three-month period ended March 31, 2025, 35,939 shares of common stock were issued under the Employee Stock Purchase Plan.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Cost of service revenue	$435	$473
Cost of equipment revenue	313	379
Engineering, design and development	905	982
Sales and marketing	758	997
General and administrative	3,080	2,009
Total stock-based compensation expense	$5,491	$4,840

Retirement Plans — We have a 401(k) plan for U.S.-based employees, as well as various defined contribution plans for international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, subject to Internal Revenue Service limitations. We match contributions towards the 401(k) plan and international defined contribution plans, subject to annual limitations. Our matching contributions were $1.1 million and $0.6 million, respectively, during the three-month periods ended March 31, 2025 and 2024.

16. Leases

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception and calculate the lease liability and right-of-use asset using our incremental borrowing rate. We have operating lease agreements primarily related to cell sites, data centers and office buildings. Our cell site leases generally have terms of five to ten years, with renewal options for an additional five to 25 years. For certain cell sites, the renewal options are deemed to be reasonably certain to be exercised. Our data center leases have original terms between one to four years with unlimited one-year renewal options, some of which are reasonably certain to be exercised. Our building leases have original terms of ten years, with renewal options for an additional five years. We recognize operating lease expense on a straight-line basis over the lease term. As of March 31, 2025, there were no significant leases which had not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Operating lease cost	$4,492	$4,088
Financing lease cost:
Amortization of leased assets	14	14
Interest on lease liabilities	3	4
Total lease cost	$4,509	$4,106

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Three Months Ended March 31,
	2025	2024
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$4,671	$4,195
Operating cash flows used in financing leases	$3	$4
Financing cash flows used in financing leases	$2	$3
Non-cash items:
Operating leases obtained	$598	$2,122
Financing leases obtained	$—	$170
Weighted average remaining lease term
Operating leases	6 years	7 years
Financing leases	2 years	3 years
Weighted average discount rate
Operating leases	7.0%	6.8%
Financing leases	9.1%	9.0%

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Annual future minimum lease payments as of March 31, 2025 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2025 (period from April 1 to December 31)	$12,901	$77
2026	18,428	60
2027	16,651	16
2028	14,333
2029	12,772
Thereafter	19,442
Total future minimum lease payments	94,527	153
Less: Amount representing interest	(16,663)	(10)
Present value of net minimum lease payments	$77,864	$143
Reported as of March 31, 2025
Accrued liabilities	$12,642	$85
Non-current operating lease liabilities	65,222	—
Other non-current liabilities	—	58
Total lease liabilities	$77,864	$143

17. Commitments and Contingencies

Contractual Commitments – We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components, or as development services are provided.

On May 17, 2024, Airspan Networks Holdings Inc. (“Airspan”) filed a plan supplement to its Joint Prepackaged Chapter 11 Plan of Reorganization, Case No. 24-10621 (the “Plan”), whereby the Company and Fortress Credit Corp. (“Fortress”) agreed in principle to each provide fifty percent (50%) of a new first lien revolving facility in an aggregate committed principal amount of $20.0 million (the “New Revolving Credit Facility”). Unless otherwise extended by the parties, any amounts outstanding under the New Revolving Credit Facility shall be due and payable in full on the first anniversary of the closing date of the New Revolving Credit Facility. The Plan, including the Company’s participation in the New Revolving Credit Facility, was approved by the Bankruptcy Court for the District of Delaware on June 28, 2024. On June 27, 2024, Airspan and the Company amended the Master Service Agreement, dated November 25, 2019. Further, on October 11, 2024, in connection with Airspan becoming a private company, the Company, Airspan and Fortress executed the necessary documents for the New Revolving Credit Facility to become effective. The New Revolving Credit Facility was undrawn as of December 31, 2024. As of March 31, 2025, the outstanding principal amount of the New Revolving Credit Facility was $5.0 million, of which $2.5 million was the Company’s obligation and is included in Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets. In April 2025, Airspan borrowed another $5.0 million under the New Revolving Credit facility, of which $2.5 million was the Company’s obligation.

The Company accrued a contingent liability of $5.0 million in Accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 for state and local taxes in a variety of jurisdictions for periods between 2010 and 2023 related to Satcom Direct’s pre-acquisition business activities. While the Company believes that the reserve represents the best current estimate of any potential liability in state and local taxes, there can be no assurance that the outcome of discussions with any state taxing authority will not result in the payment of state sales taxes for prior periods, or that the amount of any such payments will not be materially different than the liability currently recorded. Pursuant to the terms of the Purchase Agreement, the Company has accrued a $5.0 million indemnification receivable in Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. See Note 2, “Acquisition of Satcom Direct,” for further information on the Purchase Agreement.

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC (“SmartSky”) brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware (the “Court”) alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents recently issued to the plaintiff. The suit seeks compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. On May 29, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC amended its answer and counterclaims in the same suit, alleging that three of the six patents asserted by SmartSky are unenforceable due to inequitable conduct before the U.S. Patent Office. A trial date has been scheduled for November 17, 2025. Claim construction proceedings, fact discovery and expert discovery are completed. Dispositive

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

motions were filed on October 25, 2024 and await resolution. We continue to vigorously defend our position in the infringement suit. The outcome of the underlying litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

On December 16, 2024, SmartSky sued Gogo Inc. and its subsidiaries alleging that Gogo maintains an illegal monopoly over air-to-ground broadband inflight connectivity products and services and has blocked SmartSky from entering the market in violation of antitrust laws. SmartSky also alleges claims of false advertising, unfair and deceptive trade practices, and tortious interference. The suit seeks actual damages, treble damages, punitive damages, disgorgement of profits, reimbursement of plaintiff's costs, attorneys' fees, pre- and post-judgment interest, and interest on actual damages. On March 14, 2025, Gogo Inc. and its subsidiary Gogo Business Aviation LLC filed a motion to dismiss for failure to state a claim. We will vigorously defend our position in this lawsuit. The outcome of the litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

18. Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2025	$(1,757)	$7,324	$5,567
Other comprehensive income (loss) before reclassifications	238	(617)	(379)
Less: income realized and reclassified to earnings	—	1,642	1,642
Net current period comprehensive income (loss)	238	(2,259)	(2,021)
Balance at March 31, 2025	$(1,519)	$5,065	$3,546

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2024	$(934)	$16,730	$15,796
Other comprehensive income (loss) before reclassifications	(155)	3,553	3,398
Less: income realized and reclassified to earnings	—	4,228	4,228
Net current period comprehensive income (loss)	(155)	(675)	(830)
Balance at March 31, 2024	$(1,089)	$16,055	$14,966

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
•
foreign currency risk;
•
the impact of our expansion geographically;
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
•
our ability to evaluate or pursue strategic opportunities;
•
our ability to integrate Satcom Direct’s business, and the potential failure to realize or delay in realizing all of the anticipated benefits of the acquisition;
•
the changes in executive management that occurred as part of the acquisition of Satcom Direct;
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
•
risks associated with participation in the Federal Communications Commission (“FCC”) Secure and Trusted Communications Networks Reimbursement Program;
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
•
the impact of changes in laws and regulations on U.S. government contractors;
•
the impact of our substantial indebtedness;
•
the impact of restrictions and limitations in the agreements governing our debt;
•
our ability to fully utilize our tax losses; and
•
other risks and factors listed under “Risk Factors” in the 2024 10-K.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2024 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to “years” or “fiscal” are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

The Company’s acquisition of Satcom Direct, as described in Note 2, “Acquisition of Satcom Direct,” created a combined organization which currently is the only multi-orbit, multi-band in-flight connectivity provider offering connectivity technology purpose-built for business and military/government aviation. The transaction united two industry-leading brands, creating a product portfolio that offers best-in-class solutions for small to large aircraft and heavy jets. As a combined organization, the Company has a holistic approach of providing broadband connectivity services to its customers through Gogo’s air-to-ground (“ATG”) technology and access to multiple satellite constellations aiming to deliver consistent, global tip-to-tail connectivity with a suite of software, hardware, and advanced infrastructure supported by a 24/7/365 customer support team.

Segments

As a result of the Company’s acquisition of Satcom Direct, the Company has two reportable segments: (i) the legacy pre-acquisition operations of the Company (“Gogo BA”) and (ii) the acquired entity, Satcom Direct. The consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q report the results of the Gogo BA segment and, for the 2025 period and the Consolidated Balance Sheets as of December 31, 2024, the Satcom Direct segment. The Gogo BA segment provides in-flight connectivity for business aviation via ATG and satellite networks. The Satcom Direct segment primarily provides global satellite-based communication solutions for business and military/government aircraft. Satcom Direct is managed as a separate reportable segment, but in the future, we may realign our reportable segments after integrating the Satcom Direct business. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the results of both segments for the periods in which they are covered by the consolidated financial statements, except that, for the reasons described below, it does not reflect the impact of the Satcom Direct segment in “Key Operating Metrics” and “Results of Operations—Three Months Ended March 2025 and 2024.”

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the business and military/government aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

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

Key Operating Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections. The metrics below are only for the Gogo BA segment and do not include metrics for the Satcom Direct segment for the period in which it is reflected in the Company’s consolidated financial statements, with the exception of the GEO aircraft online (which includes the Satcom Direct business aviation broadband GEO aircraft online but excludes military/government GEO aircraft online), because this reporting period provided insufficient time for management to review, test and select meaningful metrics that would be useful on a standalone basis to both management and investors. Additionally, the below metrics are different in scope than those previously presented for the Gogo BA segment given the impact of the Satcom Direct acquisition. As previously disclosed, as part of the integration of the Satcom Direct business into the Company’s operations, management plans to develop a set of key financial and operating metrics for use by management and investors to reflect the major aspects of the combined Gogo BA and Satcom Direct business.

	For the Three Months Ended March 31,
	2025	2024
Aircraft online (at period end)
ATG AVANCE	4,716	4,110
Gogo Biz	2,186	3,026
Total ATG	6,902	7,136
GEO aircraft online	1,280	9
Average monthly connectivity service revenue per ATG aircraft online	$3,451	$3,458
ATG units sold	317	258

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

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of Unaudited Condensed Consolidated Statements of Operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in our 2024 10-K.

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

We believe that the assumptions and estimates associated with the fair value of service customer relationships and software acquired in the acquisition of Satcom Direct have the greatest potential impact on and are the most critical to fully understanding and evaluating our reported financial results, and that they require our most difficult, subjective or complex judgments.

There have been no material changes to our critical accounting estimates described in the MD&A in our 2024 10-K.

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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended March 31,
	2025			2024
	Gogo BA	Satcom Direct	Total	Gogo BA
Revenue:
Service revenue	$79,515	$119,097	$198,612	$81,673
Equipment revenue	21,799	9,896	31,695	22,649
Total revenue	101,314	128,993	230,307	104,322
Operating expenses:
Cost of service revenue (exclusive of items shown below)	18,367	75,680	94,047	17,871
Cost of equipment - product	15,723			11,452
Cost of equipment - other	4,289			4,334
Total cost of equipment revenue (exclusive of items shown below)	20,012	9,314	29,326	15,786
Engineering, design and development	8,895	4,980	13,875	9,216
Sales and marketing	6,958	7,252	14,210	8,283
General and administrative	24,283	5,236	29,519	14,651
Depreciation and amortization	3,088	11,055	14,143	3,841
Total operating expenses	81,603	113,517	195,120	69,648
Operating income	19,711	15,476	35,187	34,674
Other expense (income):
Interest income	(590)	—	(590)	(2,048)
Interest expense	16,558	—	16,558	8,410
Other (income) expense, net	234	—	234	(13,099)
Total other expense	16,202	—	16,202	(6,737)
Income (loss) before income taxes	3,509	15,476	18,985	41,411
Income tax provision (benefit)	6,943	—	6,943	10,921
Net income	$(3,434)	$15,476	$12,042	$30,490

Three Months Ended March 31, 2025 and 2024

Below is a discussion of changes in the results in operations for the three-month periods ended March 31, 2025 and 2024, which as discussed above are for the Gogo BA segment only. The acquisition of Satcom Direct was completed in the fourth quarter of 2024 and as a result, there is no meaningful prior period comparison point. Unless otherwise noted below, we expect consolidated revenue and expenses to increase in 2025 compared to 2024 as a result of a full year of activity for Satcom Direct.

Revenue:

Revenue and percent change for the three-month periods ended March 31, 2025 and 2024 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2025	2024	2025 over 2024
Service revenue	$79,515	$81,673	(2.6)%
Equipment revenue	21,799	22,649	(3.8)%
Total revenue	$101,314	$104,322	(2.9)%

Total Gogo BA revenue decreased to $101.3 million for the three-month period ended March 31, 2025, as compared with $104.3 million for the prior-year period, due to a decrease in both service revenue and equipment revenue.

Gogo BA’s service revenue decreased to $79.5 million for the three-month period ended March 31, 2025, as compared with $81.7 million for the prior-year period, due to a decrease in ATG units online.

Gogo BA’s equipment revenue decreased to $21.8 million for the three-month period ended March 31, 2025, as compared with $22.6 million for the prior-year period, due to a decrease in shipments of AVANCE units.

Cost of Revenue:

Cost of revenue and percent change for the three-month periods ended March 31, 2025 and 2024 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2025	2024	2025 over 2024
Cost of service revenue	$18,367	$17,871	2.8%
Cost of equipment revenue	$20,012	$15,786	26.8%

Gogo BA’s cost of service revenue increased 2.8% to $18.4 million for the three-month period ended March 31, 2025, as compared with $17.9 million for the prior-year period due to an increase in personnel costs.

Gogo BA’s cost of equipment revenue increased 26.8% to $20.0 million for the three-month period ended March 31, 2025, as compared with $15.8 million for the prior-year period, due to higher sales of lower margin products.

Engineering, Design and Development Expenses:

Gogo BA’s engineering, design and development expenses decreased 3.5% to $8.9 million for the three-month period ended March 31, 2025, as compared with $9.2 million for the prior-year.

Sales and Marketing Expenses:

Gogo BA’s sales and marketing expenses decreased 16.0% to $7.0 million for the three-month period ended March 31, 2025, as compared with $8.3 million for the prior-year period due to lower personnel costs.

General and Administrative Expenses:

Gogo BA’s general and administrative expenses increased 65.7% to $24.3 million for the three-month period ended March 31, 2025, as compared with $14.7 million for the prior-year period due to acquisition and integration-related costs of $4.4 million, increased personnel costs of $2.6 million and outside services spend of $1.4 million.

Depreciation and Amortization:

Gogo BA’s depreciation and amortization expense decreased 19.6% to $3.1 million for the three-month period ended March 31, 2025, as compared with $3.8 million for the prior-year period.

Other Expense (Income):

Other expense (income) and percent change for the three-month periods ended March 31, 2025 and 2024 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2025	2024	2025 over 2024
Interest income	$(590)	$(2,048)	(71.2)%
Interest expense	16,558	8,410	96.9%
Other expense (income), net	234	(13,099)	nm
Total	$16,202	$(6,737)	(340.5)%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense (income) increased to $16.2 million for the three-month period ended March 31, 2025 as compared with $6.7 million of income for the prior-year period, due to interest expense on the HPS Term Loan Facility, partially offset by a decrease related to an unrealized holding gain on the Investment in Convertible Note in the prior-year period.

Income Taxes:

The effective income tax rate for the three-month period ended March 31, 2025 was 36.6%, as compared with 26.4% for the prior-year period. For the three-month period ended March 31, 2025, our income tax provision was $6.9 million, due to consolidated pre-tax income. For the three-month period ended March 31, 2024, our income tax provision was $10.9 million due to consolidated pre-tax income. See Note 14, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) acquisition and integration-related costs, including amortization of acquisition-related inventory step-up costs, and (iii) change in fair value of convertible note investment. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

Acquisition and integration-related costs include direct transaction costs, such as due diligence and advisory fees and certain compensation and integration-related expenses as well as the amortization of acquisition-related inventory step-up costs. We believe it is useful for an understanding of our operating performance to exclude acquisition and integration-related costs from Adjusted EBITDA because they are infrequent, are outside of the ordinary course of our operations and do not reflect our operating performance.

We believe it is useful for an understanding of our operating performance to exclude the change in fair value of convertible note investment from Adjusted EBITDA because this activity is not related to our operating performance.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2025	2024
Adjusted EBITDA:
Net income attributable to common stock (GAAP)	$12,042	$30,490
Interest expense	16,558	8,410
Interest income	(590)	(2,048)
Income tax provision	6,943	10,921
Depreciation and amortization	14,143	3,841
EBITDA	49,096	51,614
Stock-based compensation expense	5,491	4,840
Acquisition and integration-related costs(1)	6,467	—
Amortization of acquisition-related inventory step-up costs	748	—
Change in fair value of convertible note investment	253	(13,132)
Adjusted EBITDA	$62,055	$43,322

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$32,472	$29,657
Consolidated capital expenditures	(6,169)	(4,171)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	564	28
Proceeds from interest rate caps	3,170	6,539
Free cash flow	$30,037	$32,053

(1) Consists of due diligence and advisory fees of $3.9 million and severance and other compensation-related costs of $2.6 million.

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
•
Adjusted EBITDA does not reflect acquisition and integration-related costs;
•
Adjusted EBITDA does not reflect amortization of acquisition-related inventory step-up costs;
•
Adjusted EBITDA does not reflect the change in fair value of convertible note investment;
•
Free Cash Flow does not represent the total increase or decrease in our cash balance for the period; and
•
since other companies in industries related to ours may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$32,472	$29,657
Net cash used in investing activities	(2,435)	(2,604)
Net cash used in financing activities	(1,574)	(13,296)
Effect of foreign exchange rate changes on cash	55	27
Net increase in cash, cash equivalents and restricted cash	28,518	13,784
Cash, cash equivalents and restricted cash at the beginning of period	42,304	139,366
Cash, cash equivalents and restricted cash at the end of period	$70,822	$153,150
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$70,822	$153,150
Less: current restricted cash	70	—
Less: non-current restricted cash	470	330
Cash and cash equivalents at the end of the period	$70,282	$152,820

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

Liquidity:

Based on our current plans, we expect our cash and cash equivalents, cash flows provided by operating activities and access to the Revolving Facility and capital markets will be sufficient to meet the cash requirements of our business, capital expenditure requirements and debt maturities for at least the next twelve months and thereafter for the foreseeable future.

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. No shares were repurchased during the three-month period ended March 31, 2025. During the three-month period ended March 31, 2024, we repurchased an aggregate 1.1 million shares of our common stock for $10.1 million. As of March 31, 2025, approximately $12.1 million remains available under the share repurchase program.

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

As detailed in Note 9, “Long-Term Debt and Other Liabilities,” on December 3, 2024, the Company and GIH entered into a credit agreement (the “HPS Credit Agreement” and together with the 2021 Credit Agreement, the “Credit Agreements”) with HPS Investment Partners, LLC, as the administrative agent, and the lenders party thereto, which provides for a term loan credit facility (the “HPS Term Loan Facility” and together with the 2021 Facilities, the “Facilities”) in an aggregate principal amount of $250 million. The HPS Term Loan Facility amortizes in quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the HPS Term Loan Facility on April 30, 2028.

The Credit Agreements contain customary events of default, which, if any of them occurred, would permit or require the principal, premium, if any, and interest on all of the then outstanding obligations under the Facilities to be due and payable immediately and the commitments under the Revolving Facility to be terminated.

The Credit Agreements contains covenants that limit the ability of GIH and its subsidiaries to incur additional indebtedness. Further, market conditions and/or our financial performance may limit our access to additional sources of equity or debt financing, or our ability to pursue potential strategic alternatives. As a result, we may be unable to finance the growth of our business to the extent that our cash, cash equivalents and short-term investments and cash generated through operating activities prove insufficient or we are unable to raise additional financing through the issuance of equity, permitted incurrences of debt (by us or by GIH and its subsidiaries), or the pursuit of potential strategic alternatives.

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committees of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the latest reduction of $175.0 million having occurred on July 31, 2024. The aggregate notional amount of the interest rate caps as of March 31, 2025 is $350.0 million. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 10, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net income	$12,042	$30,490
Non-cash charges and credits	28,974	7,548
Changes in operating assets and liabilities	(8,544)	(8,381)
Net cash provided by operating activities	$32,472	$29,657

For the three-month period ended March 31, 2025, net cash provided by operating activities was $32.5 million as compared with $29.7 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $3.0 million improvement in net income and non-cash charges and credits, as noted above under “Results of Operations.”
•
A $0.2 million decrease in cash flows related to operating assets and liabilities resulting from:
o
A decrease in cash flows due to the following:
▪
Changes in accounts receivable due to timing of collections;
▪
Changes in accrued interest due to the change in timing of payments; and
▪
Changes in contract assets due to additional promotional sales programs in the current year as opposed to the prior year.
o
Partially offset by an increase in cash flows due to the following:
▪
Changes in inventories due to a decrease in purchases; and
▪
Changes in the Satcom Direct operating assets and liabilities.

Cash flows used in Investing Activities:

Cash used in investing activities was $2.4 million for the three-month period ended March 31, 2025, due to $6.2 million of capital expenditures noted below, partially offset by $3.2 million of proceeds from interest rate caps and $0.6 million of proceeds received from the FCC Reimbursement Program associated with the reimbursement of capital expenditures.

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

Cash flows used in Financing Activities:

Cash used in financing activities for the three-month period ended March 31, 2025 was $1.6 million due to stock-based compensation activities and principal payments on the HPS Term Loan Facility.

Cash used in financing activities for the three-month period ended March 31, 2024 was $13.3 million, due to share repurchases, principal payments on the 2021 Term Loan Facility and stock-based compensation activities.

Capital Expenditures

Our operations require capital expenditures associated with the expansion of our ATG network and data centers. We capitalize software development costs related to network technology solutions and new product/service offerings. We also capitalize costs related to the build-out of our office locations.

Capital expenditures for the three-month periods ended March 31, 2025 and 2024 were $6.2 million and $4.2 million, respectively, due to the build out of the Gogo 5G network.

We expect that our capital expenditures will increase in the near term due to the build out of the LTE network related to the FCC Reimbursement Program and capital expenditures related to Gogo 5G. This increase related to the LTE network may be partially offset by reimbursements from the FCC. We expect that our capital expenditures will decrease starting in 2026 as these programs are completed.

Other

Contractual Commitments: We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components or as development services are provided. See Note 17, “Commitments and Contingencies,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

Leases and Cell Site Contracts: We have lease agreements relating to certain facilities and equipment, which are considered operating leases. See Note 16, “Leases,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both March 31, 2025 and December 31, 2024 primarily included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under each of the 2021 Facilities (if any) and the HPS Term Loan Facility. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of March 31, 2025, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of March 31, 2025 was $350.0 million. Based on our March 31, 2025 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $5.7 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 1.25% and the $100 million reduction in the notional amount and an increase of the strike rate to 2.25% that will occur on July 31, 2025. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $8.5 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three-month periods ended March 31, 2025 and 2024 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to material weaknesses in internal control over financial reporting which, as previously disclosed in Part II, Item 9A “Controls and Procedures” in the 2024 10-K, existed as of December 31, 2024 and, as discussed below, continued to exist as of March 31, 2025.

Notwithstanding the ineffective disclosure controls and procedures due to the material weaknesses in internal control over financial reporting, our Chief Executive Officer and the Chief Financial Officer have concluded that that the consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025 excludes the acquisition of Satcom Direct which was acquired on December 3, 2024, and whose financial statements constitute approximately 47% of total assets and 56% of total revenue of the consolidated financial statement amounts of the Company as of and for the three-month period ended March 31, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Despite the exclusion of Satcom Direct from our assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025, we identified a material weakness in controls over the financial close and reporting process and controls over purchase accounting as a result of the Satcom Direct acquisition. This was the same material weakness that we previously identified as of December 31, 2024. Specifically, there were insufficient effective controls in place to ensure the completeness and accuracy of Satcom Direct’s financial reporting information that is consolidated into Gogo’s financial statements. This material weakness was due to the following deficiencies at Satcom Direct:

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

We also identified a material weakness in controls over the accounting for the Satcom Direct acquisition. Specifically, while management had designed control activities over the accounting for the acquisition and related preliminary purchase price allocation for the acquired assets and liabilities performed by third-party specialists, management did not effectively implement them due to the timing of the acquisition.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2025. Management is continuing its remediation efforts over the material weaknesses described above as follows:

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

While we believe the steps taken to date and those planned for continued implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we have performed and will continue to perform additional procedures and to employ additional appropriate tools and resources.

We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have been implemented and management has concluded, through testing, that these controls are operating effectively.

(b)
Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to lawsuits arising out of the conduct of our business. See Note 17, “Commitments and Contingencies,” to our Unaudited Condensed Consolidated Financial Statements for a discussion of litigation matters.

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

“Item 1A. Risk Factors” of our 2024 10-K includes a discussion of our risk factors. There have been no material changes to the risk factors previously disclosed in our 2024 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
Sales of Unregistered Securities

None.

b)
Use of Proceeds from Public Offering of Common Stock

Not applicable.

c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

On March 19, 2025, our Executive Vice President, Chief Operating Officer Mike Begler adopted a Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Such trading arrangement includes the potential sale of up to 107,136 shares of our common stock and expires on December 31, 2026, unless earlier terminated in accordance with the provisions of the arrangement.

Except as described above, during the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibits

10.1#	Second Amended and Restated Employment Agreement by and between Gogo Inc. and Oakleigh Thorne, dated as of April 15, 2025
10.2#	Employment Agreement, dated January 13, 2025, between Gogo Inc. and Mike Begler (incorporated by reference to Exhibit 10.25 to Form 10-K filed on March 14, 2025)
10.3#	Change in Control Severance Agreement, dated January 13, 2025, between Gogo Inc. and Mike Begler (incorporated by reference to Exhibit 10.26 to Form 10-K filed on March 14, 2025)
10.4#	Separation Agreement, dated January 13, 2025, between Gogo Inc. and Sergio Aguirre (incorporated by reference to Exhibit 10.27 to Form 10-K filed on March 14, 2025)
10.5#	Consulting Agreement, dated January 13, 2025, between Gogo Inc. and Sergio Aguirre (incorporated by reference to Exhibit 10.28 to Form 10-K filed on March 14, 2025)
10.6#

Restricted Stock Unit Agreement (Inducement), dated as of March 14, 2025, by and between the Company and Christopher Moore (incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 14, 2025 (File No. 001-35975))

10.7#

Restricted Stock Unit Agreement (Inducement), dated as of March 14, 2025, by and between the Company and Zachary Cotner (incorporated by reference to Exhibit 99.2 to Form S-8 filed on March 14, 2025 (File No. 001-35975))

10.8#

Restricted Stock Unit Agreement (Inducement), dated as of March 14, 2025, by and between the Company and Hayden Olson (incorporated by reference to Exhibit 99.4 to Form S-8 filed on March 14, 2025 (File No. 001-35975))

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

Gogo Inc.
Date: May 9, 2025
/s/ Christopher Moore
Christopher Moore
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Zachary Cotner
Zachary Cotner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)