Form 10-Q
period 2025-06-30
Gogo Inc.
filed 2025-08-07
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025

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

As of August 1, 2025, 133,685,225 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$102,085	$41,765
Accounts receivable, net of allowances of $5,504 and $4,467, respectively	112,729	111,513
Inventories	87,964	97,934
Assets held for sale	16,625	16,625
Prepaid expenses and other current assets, net of allowances of $2,000 and $0, respectively	66,452	55,256
Total current assets	385,855	323,093
Non-current assets:
Property and equipment, net	116,451	119,125
Intangible assets, net	263,540	275,331
Goodwill	192,168	184,831
Operating lease right-of-use assets	63,081	68,465
Investment in convertible note	—	4,207
Other non-current assets, net of allowances of $909 and $861, respectively	33,070	36,870
Deferred income taxes	208,805	217,309
Total non-current assets	877,115	906,138
Total assets	$1,262,970	$1,229,231
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$64,772	$67,231
Accrued liabilities	122,079	81,889
Deferred revenue	36,258	30,408
Current portion of long-term debt	2,500	2,500
Total current liabilities	225,609	182,028
Non-current liabilities:
Long-term debt	832,513	831,581
Non-current operating lease liabilities	62,206	68,178
Other non-current liabilities	39,852	78,120
Total non-current liabilities	934,571	977,879
Total liabilities	1,160,180	1,159,907
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 146,143,123 and 144,095,996 shares issued at June 30, 2025 and December 31, 2024, respectively; and 133,334,288 and 130,918,997 shares outstanding at June 30, 2025 and December 31, 2024, respectively	15	14
Additional paid-in capital	1,472,226	1,460,270
Accumulated other comprehensive income	2,227	5,567
Treasury stock, at cost	(196,382)	(196,382)
Accumulated deficit	(1,175,296)	(1,200,145)
Total stockholders’ equity	102,790	69,324
Total liabilities and stockholders’ equity	$1,262,970	$1,229,231

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$193,965	$81,929	$392,577	$163,602
Equipment revenue	32,073	20,130	63,768	42,779
Total revenue	226,038	102,059	456,345	206,381
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	91,383	18,871	185,430	36,742
Cost of equipment revenue (exclusive of amounts shown below)	27,681	16,432	57,007	32,218
Engineering, design and development	12,522	10,304	26,397	19,520
Sales and marketing	14,741	9,036	28,951	17,319
General and administrative	28,633	21,848	58,152	36,499
Depreciation and amortization	15,117	3,887	29,260	7,728
Total operating expenses	190,077	80,378	385,197	150,026
Operating income	35,961	21,681	71,148	56,355
Other expense (income):
Interest income	(1,182)	(2,120)	(1,772)	(4,168)
Interest expense	16,411	8,113	32,969	16,523
Change in fair value of earnout liability	3,900	—	3,900	—
Other expense (income), net	(149)	14,717	85	1,618
Total other expense	18,980	20,710	35,182	13,973
Income before income taxes	16,981	971	35,966	42,382
Income tax provision	4,174	132	11,117	11,053
Net income	$12,807	$839	$24,849	$31,329

Net income attributable to common stock per share:
Basic	$0.10	$0.01	$0.19	$0.24
Diluted	$0.09	$0.01	$0.18	$0.24
Weighted average number of shares:
Basic	133,647	128,295	132,925	128,792
Diluted	136,897	131,731	135,971	132,094

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$12,807	$839	$24,849	$31,329
Other comprehensive income (loss), net of tax
Currency translation adjustments	790	(102)	$1,028	$(257)
Cash flow hedges:
Amount recognized in other comprehensive income	(243)	1,526	(860)	5,079
Less: income realized and reclassified to earnings	1,866	4,399	3,508	8,627
Changes in fair value of cash flow hedges	(2,109)	(2,873)	(4,368)	(3,548)
Other comprehensive income (loss), net of tax	(1,319)	(2,975)	(3,340)	(3,805)
Comprehensive income (loss)	$11,488	$(2,136)	$21,509	$27,524

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$24,849	$31,329
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,260	7,728
Loss on asset disposals, abandonments and write-downs	18	84
Provision for expected credit losses	1,949	732
Deferred income taxes	9,129	10,604
Stock-based compensation expense	11,858	9,725
Amortization of deferred financing costs and interest rate caps	2,929	2,589
Accretion of debt discount	847	203
Change in fair value of earnout liability	3,900	—
Change in fair value of convertible note investment	—	1,562
Changes in operating assets and liabilities:
Accounts receivable	(3,109)	(6,078)
Inventories	9,983	(5,871)
Prepaid expenses and other current assets	(11,608)	(11,146)
Contract assets	(5,888)	783
Accounts payable	(5,117)	7,840
Accrued liabilities	4,447	3,929
Deferred revenue	(3,999)	864
Accrued interest	(2,046)	(3)
Other non-current assets and liabilities	1,781	(268)
Net cash provided by operating activities	69,183	54,606
Investing activities:
Purchases of property and equipment	(5,929)	(4,837)
Acquisition of intangible assets—capitalized software	(6,177)	(5,861)
Acquisition of Satcom Direct, net of cash acquired	(1,612)	—
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	409	95
Proceeds from interest rate caps	6,088	12,918
Purchase of convertible note	—	(5,000)
Net cash used in investing activities	(7,221)	(2,685)
Financing activities:
Payments on term loan	(1,250)	(3,625)
Repurchases of common stock	—	(23,157)
Payments on financing leases	—	(3)
Stock-based compensation activity	(1,019)	(2,668)
Net cash used in financing activities	(2,269)	(29,453)
Effect of exchange rate changes on cash	557	46
Increase in cash, cash equivalents and restricted cash	60,250	22,514
Cash, cash equivalents and restricted cash at beginning of period	42,304	139,366
Cash, cash equivalents and restricted cash at end of period	$102,554	$161,880
Cash, cash equivalents and restricted cash at end of period	$102,554	$161,880
Less: current restricted cash	73	—
Less: non-current restricted cash	396	330
Cash and cash equivalents at end of period	$102,085	$161,550
Supplemental cash flow information:
Cash paid for interest	$39,988	$28,348
Cash paid for taxes	1,168	1,148
Non-cash investing activities:
Purchases of property, equipment and intangibles in liabilities	$10,968	$7,164

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	For the Three Months Ended June 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at March 31, 2025	131,760,795	$14	$1,463,873	$3,546	$(1,188,103)	13,176,999	$(196,382)	$82,948
Net income	—	—	—	—	12,807	—	—	12,807
Currency translation adjustments, net of tax	—	—	—	790	—	—	—	790
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(2,109)	—	—	—	(2,109)
Stock-based compensation expense	—	—	6,367	—	—	—	—	6,367
Issuance of common stock upon exercise of stock options	1,074,631	1	3,095	—	—	—	—	3,096
Issuance of common stock upon vesting of restricted stock units	470,578	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(1,288)	—	—	—	—	(1,288)
Issuance of common stock in connection with employee stock purchase plan	28,284	—	179	—	—	—	—	179
Balance at June 30, 2025	133,334,288	$15	$1,472,226	$2,227	$(1,175,296)	13,176,999	$(196,382)	$102,790

	For the Three Months Ended June 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at March 31, 2024	128,227,127	$14	$1,404,217	$14,966	$(1,183,401)	10,308,622	$(173,357)	$62,439
Net income	—	—	—	—	839	—	—	839
Currency translation adjustments, net of tax	—	—	—	(102)	—	—	—	(102)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(2,873)	—	—	—	(2,873)
Stock-based compensation expense	—	—	4,885	—	—	—	—	4,885
Issuance of common stock upon exercise of stock options	81,336	—	214	—	—	—	—	214
Issuance of common stock upon vesting of restricted stock units	59,554	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(256)	—	—	—	—	(256)
Repurchase of common stock	(1,485,243)	—	—	—	—	1,485,243	(13,135)	(13,135)
Balance at June 30, 2024	126,882,774	$14	$1,409,060	$11,991	$(1,182,562)	11,793,865	$(186,492)	$52,011

	For the Six Months Ended June 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2025	130,918,997	$14	$1,460,270	$5,567	$(1,200,145)	13,176,999	$(196,382)	$69,324
Net income	—	—	—	—	24,849	—	—	24,849
Currency translation adjustments, net of tax	—	—	—	1,028	—	—	—	1,028
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(4,368)	—	—	—	(4,368)
Stock-based compensation expense	—	—	11,858	—	—	—	—	11,858
Issuance of common stock upon exercise of stock options	1,299,520	1	3,659	—	—	—	—	3,660
Issuance of common stock upon vesting of restricted stock units	1,051,548	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(3,977)	—	—	—	—	(3,977)
Issuance of common stock in connection with employee stock purchase plan	64,223	—	416	—	—	—	—	416
Balance at June 30, 2025	133,334,288	$15	$1,472,226	$2,227	$(1,175,296)	13,176,999	$(196,382)	$102,790

	For the Six Months Ended June 30,2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2024	128,462,343	$14	$1,402,003	$15,796	$(1,213,891)	9,169,941	$(163,197)	40,725
Net income	—	—	—	—	31,329	—	—	31,329
Currency translation adjustments, net of tax	—	—	—	(257)	—	—	—	(257)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(3,548)	—	—	—	(3,548)
Stock-based compensation expense	—	—	9,725	—	—	—	—	9,725
Issuance of common stock upon exercise of stock options	112,472	—	294	—	—	—	—	294
Issuance of common stock upon vesting of restricted stock units	931,883	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(2,962)	—	—	—	—	(2,962)
Repuchase of common stock	(2,623,924)	—	0	—	—	2,623,924	(23,295)	(23,295)
Balance at June 30, 2024	126,882,774	$14	$1,409,060	$11,991	$(1,182,562)	11,793,865	$(186,492)	$52,011

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

The results of operations and cash flows for the three- and six-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

We had one class of common stock outstanding as of June 30, 2025 and December 31, 2024.

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

2. Acquisition of Satcom Direct

On December 3, 2024 (the “Closing”), the Company completed its acquisition of 100% of the issued and outstanding equity interests in Satcom Direct, LLC, a Delaware limited liability company (f/k/a Satcom Direct, Inc., a Florida corporation) and certain of its affiliates and their collective subsidiaries (collectively, “Satcom Direct”), pursuant to the terms of the purchase agreement, dated as

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

of September 29, 2024 (the “Purchase Agreement”). Satcom Direct operates worldwide with an international sales and service team based in nine countries. Satcom Direct sells its in-flight connectivity and communication services and equipment globally through their international sales force to OEMs, governments, military, and private fleet companies, among others.

In accordance with the terms of the Purchase Agreement, on the Closing, the Company purchased all of the issued and outstanding equity interests in Satcom Direct in exchange for: (i) an aggregate cash purchase amount of $375 million, subject to customary post-closing adjustments (the “Cash Consideration”), (ii) five million restricted shares (the “Stock Consideration”) of the Company’s common stock, par value of $0.0001 per share (“Common Stock”), and (iii) up to an additional $225 million in potential earnout payments of cash and/or Common Stock tied to realizing certain financial performance milestones over the next four years (the “Earnout Consideration” and, together with the Cash Consideration and Stock Consideration, the “Acquisition Consideration”). The Cash Consideration was financed via the Company’s $250 million HPS Credit Agreement (as defined below) and the remainder with cash on hand. The Earnout Consideration has an estimated fair value of $64.0 million and $53.0 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, $28.2 million of the Earnout Consideration is included in Other non-current liabilities on the Consolidated Balance Sheets with the remainder in Accrued liabilities. The entire amount of the earnout was included in Other non-current liabilities as of December 31, 2024. The fair value of the Earnout Consideration was calculated using a Monte Carlo simulation based on future gross profit projections of Satcom Direct, gross profit volatility rates of comparable companies and a risk adjusted discount rate. The fair value measurement was based on significant unobservable inputs and thus represents a Level 3 measurement.

The following table summarizes the fair value of the Acquisition Consideration at Closing (in thousands):

Estimated Aggregate Acquisition Consideration
Share consideration
Common Stock issued per the Purchase Agreement	5,000
Share price on December 2, 2024	8.10
Stock Consideration	$40,500

Cash Consideration	$346,900
Settlement of pre-existing relationship	$393
Estimated fair value of Earnout Consideration	$60,100
Preliminary fair value of estimated aggregate Acquisition Consideration	$447,893

The Company allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition using the acquisition method of accounting for business combinations. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. The Company determined the preliminary estimated fair values after review and consideration of relevant information as of the Closing, including discounted cash flows, quoted market prices and estimates made by management. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and may be subject to change as additional information is received. During the three-month period ended June 30, 2025, a measurement period adjustment was recorded to increase Goodwill by $6.9 million related to the fair value of certain liabilities that were not finalized as of the Closing. The Company expects to finalize the valuation no later than one year from the Closing.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the Closing based on the preliminary purchase price allocation and measurement period adjustments (in thousands):

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Preliminary Aggregate Purchase Price Allocation
Preliminary fair value of estimated total Acquisition Consideration	$447,893
Assets acquired
Cash and cash equivalents	$12,563
Accounts receivable, net of allowances	67,841
Inventories	18,528
Prepaid expenses and other current assets	13,348
Assets held for sale	16,625
Property and equipment, net	26,847
Intangible assets, net	213,300
Operating lease right-of-use assets	3,202
Other non-current assets, net of allowances	5,601
Deferred income taxes	5
Total assets acquired	$377,860
Liabilities assumed
Accounts payable	61,982
Accrued liabilities	18,682
Deferred revenue	25,790
Non-current operating lease liabilities	2,706
Other non-current liabilities	12,355
Total liabilities assumed	$121,515
Net assets acquired	$256,345
Goodwill	$191,548

The allocation of the purchase price presented above was based on management's preliminary estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of future projected revenues and cash flows as well as estimated discount rates. Current and noncurrent assets and liabilities are valued at historical carrying values, which approximate fair value, except as described below. The fair value measurements discussed below were based on significant inputs that are not observable and thus represent a Level 3 measurement. Inventories were valued using a combination of the comparative sales method, which estimated the expected sales price of the products, reduced by all costs expected to be incurred to complete the inventory, as well as a profit on the sale and estimated replacement cost. Assets held for sale represent the main corporate facility of Satcom Direct and associated land in Melbourne, Florida. The Company expects to sell the assets within the next twelve months. Assets held for sale were valued using the income approach less the direct costs associated with selling the assets. Property and equipment, net were valued using a combination of the cost and market approaches. Customer relationships represent the fair value of future projected revenue that will be derived from sales of connectivity services and equipment to existing customers of Satcom Direct. Customer relationships were valued using the multi-period excess earnings method. This method of valuation reflects the present value of the projected cash flows that are expected to be generated by these existing customers less charges representing the contribution of other assets to those cash flows. Software and the tradename were valued under the relief from royalty method, which is equal to the present value of the after-tax royalty savings attributable to owning the software or tradename as opposed to paying a third party for its use. The estimated fair value of operating leases was determined based on current market terms, which resulted in a net unfavorable adjustment to the right-of-use asset. After assessing the preliminary fair value of the net assets acquired and liabilities assumed, the Company recorded goodwill of $184.2 million as of December 31, 2024. As a result of subsequent measurement period adjustments, the balance of acquired goodwill increased to $191.5 million as of June 30, 2025. Of the total goodwill amount, $166.1 million is attributable to the U.S. entities and is deductible for U.S. income tax purposes. The goodwill is attributable to the assembled workforce, synergies, and economies of scale.

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

Supplemental Pro-Forma Information (Unaudited)

The following table presents supplemental pro-forma information for the three- and six-month periods ended June 30, 2024 as if the acquisition of Satcom Direct had occurred on January 1, 2023. The amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information. The unaudited pro-forma information for the period presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) the change in Cost of Equipment to reflect the fair value change in inventory, (ii) incremental stock compensation expense, and adjustments for change in control bonuses that vest after the Closing as post-combination compensation expense, (iii) additional Depreciation and amortization expense related to the step up in fair value for finite-lived intangible assets and property and equipment acquired, (iv) removal of historical interest expense associated with Satcom Direct’s historical indebtedness which was extinguished upon consummation of the acquisition and the addition of interest expense related to financing the acquisition (refer to Note 9, “Long-Term Debt and Other Liabilities,” for additional information), and (v) the related tax effects assuming the acquisition occurred on January 1, 2023. Pre-acquisition revenue and net income amounts for Satcom Direct were derived from the books and records prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the date noted below.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2024
Total revenue	$223,945	$445,551
Net income	$3,680	$14,002

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

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units, performance stock units, restricted stock units and the potential Earnout Consideration when the computation is anti-dilutive. For the three- and six-month periods ended June 30, 2025, the weighted average number of shares excluded from the computation was 17.2 million and 22.9 million, respectively. For the three- and six-month periods ended June 30, 2024 the weighted average number of shares excluded from the computation was 2.1 million and 2.5 million, respectively.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic	2025	2024	2025	2024
Net income	$12,807	$839	$24,849	$31,329
Weighted average shares outstanding	133,647	128,295	132,925	128,792
Earnings per share - basic	$0.10	$0.01	$0.19	$0.24

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Diluted	2025	2024	2025	2024
Net income	$12,807	$839	$24,849	$31,329
Average shares
Weighted average shares outstanding	133,647	128,295	132,925	128,792
Effect of dilutive securities - stock-based compensation	3,250	3,436	3,046	3,302
Total weighted average diluted shares outstanding	136,897	131,731	135,971	132,094
Earnings per share - diluted	$0.09	$0.01	$0.18	$0.24

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Revenue Recognition

Remaining performance obligations

As of June 30, 2025, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $594 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $582 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. Our contracts vary in length and generally have terms of two to ten years. We expect to recognize approximately 38% of our connectivity and entertainment service RPO within the next year, approximately 46% in one to five years and the remaining 16% in five to ten years. The remaining $12 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next three years as equipment is shipped.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended June 30,
	2025			2024
	Gogo BA	Satcom Direct	Total	Gogo BA
Service revenue by type
Satellite broadband	$698	$76,008	$76,706	$1,158
ATG broadband	74,214	—	74,214	77,653
Narrowband and other	2,650	40,395	43,045	3,118
Total service revenue by type	$77,562	$116,403	$193,965	$81,929
Service revenue by market
Business aviation	$77,562	$87,804	$165,366	$81,929
Military / Government	—	28,599	28,599	—
Total service revenue by market	$77,562	$116,403	$193,965	$81,929

Equipment revenue
Satellite broadband	$1,762	$2,801	$4,563	$80
ATG broadband	21,786	—	21,786	17,196
Narrowband and other	2,176	3,548	5,724	2,854
Total equipment revenue	$25,724	$6,349	$32,073	$20,130

	For the Six Months Ended June 30,
	2025			2024
	Gogo BA	Satcom Direct	Total	Gogo BA
Service revenue by type
Satellite broadband	$1,511	$152,874	$154,385	$1,934
ATG broadband	150,184	—	150,184	155,565
Narrowband and other	5,382	82,626	88,008	6,103
Total service revenue by type	$157,077	$235,500	$392,577	$163,602
Service revenue by market
Business aviation	$157,077	$177,570	$334,647	$163,602
Military / Government	—	57,930	57,930	—
Total service revenue by market	$157,077	$235,500	$392,577	$163,602

Equipment revenue
Satellite broadband	$2,800	$8,138	$10,938	$110
ATG broadband	40,458	—	40,458	36,543
Narrowband and other	4,265	8,107	12,372	6,126
Total equipment revenue	$47,523	$16,245	$63,768	$42,779

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Contract balances

Our current and non-current contract asset balances totaled $30.9 million and $25.0 million as of June 30, 2025 and December 31, 2024, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings and recoverable contract costs primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $37.3 million and $41.3 million as of June 30, 2025 and December 31, 2024, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products. For the three- and six-month periods ended June 30, 2025, we recognized revenue of $13.9 million and $30.7 million, respectively, that was previously included in the beginning balance of deferred revenue.

5. Government Assistance

Federal Communications Commission (“FCC”) Reimbursement Program

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to an initial shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount was allocated to the Company under the program. Following passage of the Fiscal Year 2025 National Defense Authorization Act, the Company was allocated its full approved amount of approximately $334 million and the program completion deadline was extended to May 8, 2026.

As of June 30, 2025 and December 31, 2024, we have recorded a $9.8 million and $9.7 million receivable from the FCC, respectively, which is included in Prepaid expenses and other current assets in our Unaudited Condensed Consolidated Balance Sheets.

The following are the deductions to the carrying value of asset balances in our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Assets:
Inventories	$(3,340)	$(4,560)
Prepaids expenses and other current assets	(5,395)	(4,420)
Property and equipment, net	(8,411)	(5,921)
Intangible assets, net	(298)	(298)
Other non-current assets	(13,858)	(11,852)
Operating lease right-of-use assets	(465)	—

The following are the increases to Net income in our Unaudited Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$1,865	$756	$3,594	$1,443
Operating expenses:
Cost of service revenue	35	398	40	510
Cost of equipment revenue	1,749	4,484	4,242	6,768
General and administrative	87	—	187	181

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

Inventories as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Work-in-process component parts	$50,563	$53,633
Finished goods	37,401	44,301
Total inventory(1)	$87,964	$97,934

(1) See Note 5, “Government Assistance,” for additional information.

Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Interest rate caps and receivable	$6,462	$9,519
FCC reimbursement receivable(1)	9,834	9,732
Contract assets(1)	8,896	7,609
Prepaid inventories	5,656	3,512
Tax indemnification receivable(2)	5,044	5,044
Other, net of allowances of $2,000 and $0, respectively	30,560	19,840
Total prepaid expenses and other current assets	$66,452	$55,256

(1) See Note 5, “Government Assistance,” for additional information.

(2) See Note 17, “Commitments and Contingencies,” for additional information.

Property and equipment as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Office equipment, furniture, fixtures and other	$45,812	$41,731
Leasehold improvements	16,743	16,193
Land and buildings	6,540	6,540
Network equipment(1)	192,680	189,198
	261,775	253,662
Accumulated depreciation	(145,324)	(134,537)
Total property and equipment, net	$116,451	$119,125

(1) See Note 5, “Government Assistance,” for additional information.

Other non-current assets as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Interest rate caps	$2,482	$6,660
Contract assets, net of allowances of $909 and $861, respectively(1)	21,980	17,422
Revolving credit facility deferred financing costs	1,967	2,344
Other	6,641	10,444
Total other non-current assets	$33,070	$36,870

(1) See Note 5, “Government Assistance,” for additional information.

Accrued liabilities as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	June 30,	December 31,
	2025	2024

Earnout liability	$35,800	$—
Employee compensation and benefits	24,726	20,669
Operating leases	13,091	12,676
Customer credit reserve	12,166	9,935
Network equipment	5,046	4,437
Warranty reserve	4,930	4,100
Gogo Galileo development costs	390	2,000
Taxes	9,642	8,966
Accrued interest	138	2,184
Other	16,150	16,922
Total accrued liabilities	$122,079	$81,889

7. Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $12.5 million and $26.4 million, respectively, during the three- and six-month periods ended June 30, 2025, and $10.3 million and $19.5 million, respectively, during the prior-year period. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

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

Changes in the carrying value of goodwill by reportable segment were as follows (in thousands):

	Gogo BA	Satcom Direct	Total
Balance at January 1, 2025	$620	$184,211	$184,831
Measurement period adjustments	—	7,337	7,337
Balance at June 30, 2025	$620	$191,548	$192,168

Our goodwill balance was $192.2 million and $184.8 million as of June 30, 2025 and December 31, 2024, respectively. Refer to Note 2, “Acquisition of Satcom Direct,” for further information on the 2025 change in goodwill. We have preliminarily allocated goodwill to segments of the Company. As the Company finalizes the estimation of the fair value of assets acquired and liabilities assumed, additional adjustments to the amount of goodwill and the allocation to each segment may be necessary.

Our intangible assets, other than goodwill, as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
Software	$137,837	$(51,240)	$86,597	$132,673	$(47,225)	$85,448
Service customer relationships	152,681	(24,951)	127,730	152,681	(10,491)	142,190
OEM and dealer relationships	17,024	(7,475)	9,549	17,024	(6,831)	10,193
Other	9,038	(693)	8,345	5,270	(53)	5,217
Total amortized intangible assets	316,580	(84,359)	232,221	307,648	(64,600)	243,048
Unamortized intangible assets:
FCC Licenses	31,319	—	31,319	32,283	—	32,283
Total intangible assets	$347,899	$(84,359)	$263,540	$339,931	$(64,600)	$275,331

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(1) See Note 5, “Government Assistance,” for additional information.

Amortization expense was $10.0 million and $19.8 million, for the three- and six-month periods ended June 30, 2025, and $0.2 million and $0.4 million, respectively, for the prior-year periods.

Amortization expense for the remainder of 2025, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2025 (period from July 1 to December 31)	$20,608
2026	$43,457
2027	$42,901
2028	$42,859
2029	$40,226
Thereafter	$42,170

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

9. Long-Term Debt and Other Liabilities

Long-term debt as of June 30, 2025 and December 31, 2024 was as follows (in thousands):

	June 30,	December 31,
	2025	2024
2021 Term Loan Facility	$599,993	$599,776
HPS Term Loan Facility	243,849	244,469
Less: deferred financing costs	(8,829)	(10,164)
Less: current portion of long-term debt	(2,500)	(2,500)
Total long-term debt	$832,513	$831,581

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.50% to 4.00% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

2.50% to 3.00% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of June 30, 2025, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 4.00% for SOFR rate loans and 3.00% for alternate rate loans.

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

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of June 30, 2025 and December 31, 2024.

As of both June 30, 2025 and December 31, 2024, the outstanding principal amount of the 2021 Term Loan Facility was $601.4 million, the unaccreted debt discount was $1.4 million and $1.7 million, respectively, and the net carrying amount was $600.0 million and $599.8 million, respectively.

We paid approximately $21.6 million of loan origination and financing costs related to the 2021 Facilities, which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the 2021 Facilities. Total amortization expense was $0.7 million and $1.4 million, respectively, for the three- and six-month periods ended June 30, 2025 and $0.6 million and $1.2 million, respectively, for the prior-year periods and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the balance of unamortized deferred financing costs related to the 2021 Facilities was $9.0 million and $10.4 million, respectively.

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

As of June 30, 2025 and December 31, 2024, the outstanding principal amount of the HPS Term Loan Facility was $248.1 million and $249.4 million, respectively, the unaccreted debt discount was $4.3 million and $4.9 million, respectively, and the net carrying amount was $243.8 million and $244.5 million, respectively.

We paid approximately $2.2 million of loan origination and financing costs related to the HPS Credit Agreement which are being accounted for as deferred financing costs on our consolidated balance sheets and are amortized over the term of the HPS Credit Agreement. Total amortization expense was $0.1 million and $0.3 million, respectively, for the three- and six-month periods ended June 30, 2025 and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024 the balance of unamortized deferred financing costs related to the HPS Credit Agreement was $1.8 million and $2.1 million, respectively.

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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three- and six-month periods ended June 30, 2025 and 2024. We estimate that approximately $1.6 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statements of Cash Flows as investing activities.

For the three-month period ended June 30, 2025, we recorded a decrease in fair value on the interest rate caps of $2.6 million, net of tax of $0.7 million, and for the six-month period ended June 30, 2025, we recorded decrease in fair value on the interest rate caps of $5.6 million, net of tax of $1.5 million. For the three-month period ended June 30, 2024, we recorded a decrease in fair value on the interest rate caps of $3.5 million, net of tax of $0.9 million, and for the six-month period ended June 30, 2024, we recorded a decrease in fair value on the interest rate caps of $4.9 million, net of tax of $1.2 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		June 30,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2025	2024
Current portion of interest rate caps	Prepaid expenses and other current assets	$4,478	$7,351
Non-current portion of interest rate caps	Other non-current assets	$2,482	$6,660

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

The following is a summary of our interest costs for the three- and six-month periods ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest costs charged to expense	$17,605	$13,260	$35,098	$26,600
Amortization of deferred financing costs	862	603	1,699	1,197
Amortization of the purchase price of interest rate caps	490	611	1,230	1,392
Interest rate cap benefit	(2,977)	(6,464)	(5,905)	(12,869)
Accretion of debt discount	431	103	847	203
Interest expense	16,411	8,113	32,969	16,523
Interest costs capitalized to property and equipment	966	596	1,895	1,208
Interest costs capitalized to software	495	287	953	544
Total interest costs	$17,872	$8,996	$35,817	$18,275

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

The Investment in Convertible Note is included in Prepaid and other current assets on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and the reconciliation of beginning and ending balances were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$3,954	$18,132	$4,207	$—
Investment	—	—	—	5,000
Change in fair value	253	(14,694)	—	(1,562)
Balance at end of period	$4,207	$3,438	$4,207	$3,438

Long-Term Debt:

As of June 30, 2025 and December 31, 2024, our only financial assets and liabilities disclosed but not measured at fair value are the 2021 Term Loan Facility and the HPS Term Loan Facility, which are reflected on the consolidated balance sheets at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair values of the 2021 Term Loan Facility and the HPS Term Loan Facility by calculating the upfront cash payments a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair values on our Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, are the amounts that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the 2021 Term Loan Facility and HPS Term Loan Facility.

The fair value and carrying value of long-term debt as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025			December 31, 2024
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
2021 Term Loan Facility	$589,000	$599,993	(2)	$572,000	$599,776	(2)
HPS Term Loan Facility	243,000	243,849	(3)	244,000	244,469	(3)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the 2021 Term Loan Facility reflects the unaccreted debt discount of $1.4 million and $1.7 million as of June 30, 2025 and December 31, 2024, respectively. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.
(3)
Carrying value of the HPS Term Loan Facility reflects the unaccreted debt discount of $4.3 million and $4.9 million as of June 30, 2025 and December 31, 2024, respectively. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

13. Business Segments

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM makes resource and operating decisions by evaluating performance and business results of the segments’ net income (loss).

Information regarding our reportable segments is as follows (in thousands):

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Three Months Ended June 30,
	2025			2024
	Gogo BA	Satcom Direct	Total	Gogo BA
Revenue:
Service revenue	$77,562	$116,403	$193,965	$81,929
Equipment revenue	25,724	6,349	32,073	20,130
Total revenue	103,286	122,752	226,038	102,059
Operating expenses:
Cost of service revenue (exclusive of items shown below)	17,722	73,661	91,383	18,871
Cost of equipment - product	17,838			11,734
Cost of equipment - other	3,855			4,698
Total cost of equipment revenue (exclusive of items shown below)	21,693	5,988	27,681	16,432
Engineering, design and development	7,405	5,117	12,522	10,304
Sales and marketing	6,168	8,573	14,741	9,036
General and administrative	23,309	5,324	28,633	21,848
Depreciation and amortization	3,433	11,684	15,117	3,887
Total operating expenses	79,730	110,347	190,077	80,378
Operating income	23,556	12,405	35,961	21,681
Other expense (income):
Interest income	(1,182)	—	(1,182)	(2,120)
Interest expense	16,411	—	16,411	8,113
Change in fair value of earnout liability	3,900	—	3,900	—
Other (income) expense, net	(149)	—	(149)	14,717
Total other expense	18,980	—	18,980	20,710
Income before income taxes	4,576	12,405	16,981	971
Income tax provision	4,174	—	4,174	132
Net income (loss)	$402	$12,405	$12,807	$839

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the Six Months Ended June 30,
	2025			2024
	Gogo BA	Satcom Direct	Total	Gogo BA
Revenue:
Service revenue	$157,077	$235,500	$392,577	$163,602
Equipment revenue	47,523	16,245	63,768	42,779
Total revenue	204,600	251,745	456,345	206,381
Operating expenses:
Cost of service revenue (exclusive of items shown below)	36,089	149,341	185,430	36,742
Cost of equipment - product	33,561			23,186
Cost of equipment - other	8,144			9,032
Total cost of equipment revenue (exclusive of items shown below)	41,705	15,302	57,007	32,218
Engineering, design and development	16,300	10,097	26,397	19,520
Sales and marketing	13,126	15,825	28,951	17,319
General and administrative	47,592	10,560	58,152	36,499
Depreciation and amortization	6,521	22,739	29,260	7,728
Total operating expenses	161,333	223,864	385,197	150,026
Operating income	43,267	27,881	71,148	56,355
Other expense (income):
Interest income	(1,772)	—	(1,772)	(4,168)
Interest expense	32,969	—	32,969	16,523
Change in fair value of earnout liability	3,900	—	3,900	—
Other (income) expense, net	85	—	85	1,618
Total other expense	35,182	—	35,182	13,973
Income before income taxes	8,085	27,881	35,966	42,382
Income tax provision	11,117	—	11,117	11,053
Net income (loss)	$(3,032)	$27,881	$24,849	$31,329

Other segment disclosures:
Total assets	$665,148	$597,822	$1,262,970	$802,677
Consolidated capital expenditures	$10,169	$1,937	$12,106	$10,698

14. Income Tax

The effective income tax rates for the three- and six-month periods ended June 30, 2025 were 24.6% and 30.9%, respectively, compared to 13.6% and 26.1%, respectively, for the prior-year periods. For the three-month period ended June 30, 2025, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes and non-deductible officer’s compensation, partially offset by losses in certain of our non-U.S. entities. For the six-month period ended June 30, 2025, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible officer’s compensation. For the three-month period ended June 30, 2024, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to tax benefits related to domestic research and development tax credits, partially offset by stock-based compensation and state income taxes. For the six-month period ended June 30, 2024, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes, stock-based compensation and nondeductible officer’s compensation partially offset by tax benefits related to domestic research and development tax credits.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of all available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. The remaining valuation allowance is still required for deferred tax assets related to foreign net operating losses and capital loss carryforwards as it is more likely than not as of June 30, 2025 that these deferred tax assets will not be realized.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We are subject to taxation and file income tax returns in the United States, various states, and several foreign jurisdictions including, but not limited to, Canada, Switzerland, United Kingdom, Australia, Brazil and Singapore. With a few exceptions, as of June 30, 2025, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2021.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three- and six-month periods ended June 30, 2025 and 2024, and as of June 30, 2025 and December 31, 2024, we did not have a liability recorded for interest or potential penalties.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effect on our consolidated financial statements. Currently, however, we do not anticipate the provisions of the OBBBA will have a material impact on our effective income tax rate.

15. Stock-Based Compensation and Retirement Plans

Stock-Based Compensation — As of June 30, 2025, we maintained the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors. See Note 14, “Stock-Based Compensation and 401(k) Plan,” in our 2024 10-K for further information regarding the 2024 Plan. The majority of our equity grants are awarded on an annual basis.

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

For the six-month period ended June 30, 2025, no options to purchase shares of common stock were granted, options to purchase 1,299,520 shares of common stock were exercised, no options to purchase shares of common stock were forfeited and 32,236 options to purchase shares of common stock expired.

For the six-month period ended June 30, 2025, 2,751,661 RSUs were granted, 1,159,093 RSUs vested and 269,494 RSUs were forfeited. The fair value of the RSUs granted during the six-month period ended June 30, 2025 was approximately $27.3 million, which will generally be recognized over a period of four years.

For the six-month period ended June 30, 2025, 83,201 deferred stock units were granted, 166,239 vested and 11,174 were forfeited. The fair value of the deferred stock units granted during the six-month period ended June 30, 2025 was approximately $0.9 million, which was recognized immediately.

For the six-month period ended June 30, 2025, 64,223 shares of common stock were issued under the Employee Stock Purchase Plan.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cost of service revenue	$407	$557	$842	$1,030
Cost of equipment revenue	227	432	540	811
Engineering, design and development	760	1,084	1,665	2,066
Sales and marketing	603	1,178	1,361	2,175
General and administrative	4,370	1,634	7,450	3,643
Total stock-based compensation expense	$6,367	$4,885	$11,858	$9,725

Retirement Plans — We have a 401(k) plan for U.S.-based employees, as well as various defined contribution plans for international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, subject to Internal Revenue Service limitations. We match contributions towards the 401(k) plan and international defined contribution plans, subject to

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

annual limitations. Our matching contributions were $1.1 million and $2.1 million, respectively, during the three- and six-month periods ended June 30, 2025, and $0.6 million and $1.2 million, respectively, during the prior-year periods.

16. Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception and calculate the lease liability and right-of-use asset using our incremental borrowing rate. We have operating lease agreements primarily related to cell sites, data centers and office buildings. Our cell site leases generally have terms of five to ten years, with renewal options for an additional five to 25 years. For certain cell sites, the renewal options are deemed to be reasonably certain to be exercised. Our data center leases have original terms between one to four years with unlimited one-year renewal options, some of which are reasonably certain to be exercised. Our building leases have original terms of ten years, with renewal options for an additional five years. We recognize operating lease expense on a straight-line basis over the lease term. As of June 30, 2025, there were no significant leases which had not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost(1)	$9,078	$4,103	$18,070	$8,191
Financing lease cost:
Amortization of leased assets	14	14	28	28
Interest on lease liabilities	2	3	5	7
Total lease cost	$9,094	$4,120	$18,103	$8,226

(1) Includes short-term and variable lease cost.

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Six Months Ended June 30,
	2025	2024
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$9,408	$8,408
Operating cash flows used in financing leases	$5	$7
Financing cash flows used in financing leases	$—	$3
Non-cash items:
Operating leases obtained	$1,055	$2,920
Financing leases obtained	$—	$170
Weighted average remaining lease term
Operating leases	5 years	6 years
Financing leases	2 years	3 years
Weighted average discount rate
Operating leases	6.9%	6.8%
Financing leases	9.1%	9.0%

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Annual future minimum lease payments as of June 30, 2025 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2025 (period from July 1 to December 31)	$8,394	$77
2026	18,631	60
2027	16,894	16
2028	14,429	—
2029	12,876	—
Thereafter	19,577	—
Total future minimum lease payments	90,801	153
Less: Amount representing interest	(15,504)	(8)
Present value of net minimum lease payments	$75,297	$145
Reported as of June 30, 2025
Accrued liabilities	$13,091	$101
Non-current operating lease liabilities	62,206	—
Other non-current liabilities	—	44
Total lease liabilities	$75,297	$145

17. Commitments and Contingencies

Contractual Commitments – We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components, or as development services are provided.

On May 17, 2024, Airspan Networks Holdings Inc. (“Airspan”) filed a plan supplement to its Joint Prepackaged Chapter 11 Plan of Reorganization, Case No. 24-10621 (the “Plan”), whereby the Company and Fortress Credit Corp. (“Fortress”) agreed in principle to each provide fifty percent (50%) of a new first lien revolving facility in an aggregate committed principal amount of $20.0 million (the “New Revolving Credit Facility”). Unless otherwise extended by the parties, any amounts outstanding under the New Revolving Credit Facility shall be due and payable in full on the first anniversary of the closing date of the New Revolving Credit Facility. The Plan, including the Company’s participation in the New Revolving Credit Facility, was approved by the Bankruptcy Court for the District of Delaware on June 28, 2024. On June 27, 2024, Airspan and the Company amended the Master Service Agreement, dated November 25, 2019. Further, on October 11, 2024, in connection with Airspan becoming a private company, the Company, Airspan and Fortress executed the necessary documents for the New Revolving Credit Facility to become effective. The New Revolving Credit Facility was undrawn as of December 31, 2024. As of June 30, 2025, the outstanding principal amount of the New Revolving Credit Facility was $15.0 million, of which $7.5 million was the Company’s obligation and is included in Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets. In July 2025, Airspan borrowed the remaining $5.0 million under the New Revolving Credit facility, of which $2.5 million was the Company’s obligation.

The Company accrued a contingent liability of $5.0 million in Accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 for state and local taxes in a variety of jurisdictions for periods between 2010 and 2023 related to Satcom Direct’s pre-acquisition business activities. While the Company believes that the reserve represents the best current estimate of any potential liability in state and local taxes, there can be no assurance that the outcome of discussions with any state taxing authority will not result in the payment of state sales taxes for prior periods, or that the amount of any such payments will not be materially different than the liability currently recorded. Pursuant to the terms of the Purchase Agreement, the Company has accrued a $5.0 million indemnification receivable in Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. See Note 2, “Acquisition of Satcom Direct,” for further information on the Purchase Agreement.

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

18. Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2025	$(1,757)	$7,324	$5,567
Other comprehensive income (loss) before reclassifications	1,028	(860)	168
Less: income realized and reclassified to earnings	—	3,508	3,508
Net current period comprehensive income (loss)	1,028	(4,368)	(3,340)
Balance at June 30, 2025	$(729)	$2,956	$2,227

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2024	$(934)	$16,730	$15,796
Other comprehensive income (loss) before reclassifications	(257)	5,079	4,822
Less: income realized and reclassified to earnings	—	8,627	8,627
Net current period comprehensive income (loss)	(257)	(3,548)	(3,805)
Balance at June 30, 2024	$(1,191)	$13,182	$11,991

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

Segments

As a result of the Company’s acquisition of Satcom Direct, the Company has two reportable segments: (i) the legacy pre-acquisition operations of the Company (“Gogo BA”) and (ii) the acquired entity, Satcom Direct. The consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q report the results of the Gogo BA segment and, for the 2025 period and the Consolidated Balance Sheets as of December 31, 2024, the Satcom Direct segment. The Gogo BA segment provides in-flight connectivity for business aviation via ATG and satellite networks. The Satcom Direct segment primarily provides global satellite-based communication solutions for business and military/government aircraft. Satcom Direct is managed as a separate reportable segment, but in the future, we may realign our reportable segments after integrating the Satcom Direct business. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses the results of both segments for the periods in which they are covered by the consolidated financial statements, except that, for the reasons described below, it does not reflect the impact of the Satcom Direct segment in “Key Operating Metrics” and “Results of Operations—Three and Six Months Ended June 2025 and 2024.”

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
•
changes in laws, regulations, policies and interpretations affecting our business, the business of our customers and suppliers globally, including changes that impact the design of our equipment and our ability to obtain required certifications for our equipment and services, and telecommunications services globally, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, including Gogo Galileo, expand our service offerings and manage our network; and
•
the enactment of and proposals for trade protection measures by the United States as well as other countries (including United States “reciprocal” tariffs that were announced at the end of July 2025), including increases or changes in tariffs and trade barriers, changes in government policies and international trade arrangements, geopolitical volatility, and global macroeconomic conditions, or uncertainty regarding the impact of proposed or future trade protection measures, may affect our results of operations in some markets.

Key Operating Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections. The metrics below are only for the Gogo BA segment and do not include metrics for the Satcom Direct segment for the periods in which it is reflected in the Company’s consolidated financial statements, with the exception of the GEO aircraft online (which includes the Satcom Direct business aviation broadband GEO aircraft online but excludes military/government GEO aircraft online), because these reporting periods provided insufficient time for management to review, test and select meaningful metrics that would be useful on a standalone basis to both management and investors. Additionally, the below metrics are different in scope than those previously presented for the Gogo BA segment given the impact of the Satcom Direct acquisition. As previously disclosed, as part of the integration of the Satcom Direct business into the Company’s operations, management plans to develop a set of key financial and operating metrics for use by management and investors to reflect the major aspects of the combined Gogo BA and Satcom Direct business.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Aircraft online (at period end)
ATG AVANCE	4,791	4,215	4,791	4,215
Gogo Biz	1,939	2,816	1,939	2,816
Total ATG	6,730	7,031	6,730	7,031
GEO aircraft online	1,321	11	1,321	11
Average monthly connectivity service revenue per ATG aircraft online	$3,445	$3,468	$3,448	$3,463
ATG units sold	405	231	722	489

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

Recent Accounting Pronouncements

See Note 1, “Basis of Presentation,” to our Unaudited Condensed Consolidated Financials Statements for additional information.

Results of Operations

The following tables set forth, for the periods presented, certain data from our Unaudited Condensed Consolidated Statements of Operations. The information contained in the table below should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes.

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended June 30,
	2025			2024
	Gogo BA	Satcom Direct	Total	Gogo BA
Revenue:
Service revenue	$77,562	$116,403	$193,965	$81,929
Equipment revenue	25,724	6,349	32,073	20,130
Total revenue	103,286	122,752	226,038	102,059
Operating expenses:
Cost of service revenue (exclusive of items shown below)	17,722	73,661	91,383	18,871
Cost of equipment - product	17,838			11,734
Cost of equipment - other	3,855			4,698
Total cost of equipment revenue (exclusive of items shown below)	21,693	5,988	27,681	16,432
Engineering, design and development	7,405	5,117	12,522	10,304
Sales and marketing	6,168	8,573	14,741	9,036
General and administrative	23,309	5,324	28,633	21,848
Depreciation and amortization	3,433	11,684	15,117	3,887
Total operating expenses	79,730	110,347	190,077	80,378
Operating income	23,556	12,405	35,961	21,681
Other expense (income):
Interest income	(1,182)	—	(1,182)	(2,120)
Interest expense	16,411	—	16,411	8,113
Change in fair value of earnout liability	3,900	—	3,900	—
Other (income) expense, net	(149)	—	(149)	14,717
Total other expense	18,980	—	18,980	20,710
Income before income taxes	4,576	12,405	16,981	971
Income tax provision	4,174	—	4,174	132
Net income (loss)	$402	$12,405	$12,807	$839

	For the Six Months Ended June 30,
	2025			2024
	Gogo BA	Satcom Direct	Total	Gogo BA
Revenue:
Service revenue	$157,077	$235,500	$392,577	$163,602
Equipment revenue	47,523	16,245	63,768	42,779
Total revenue	204,600	251,745	456,345	206,381
Operating expenses:
Cost of service revenue (exclusive of items shown below)	36,089	149,341	185,430	36,742
Cost of equipment - product	33,561			23,186
Cost of equipment - other	8,144			9,032
Total cost of equipment revenue (exclusive of items shown below)	41,705	15,302	57,007	32,218
Engineering, design and development	16,300	10,097	26,397	19,520
Sales and marketing	13,126	15,825	28,951	17,319
General and administrative	47,592	10,560	58,152	36,499
Depreciation and amortization	6,521	22,739	29,260	7,728
Total operating expenses	161,333	223,864	385,197	150,026
Operating income	43,267	27,881	71,148	56,355
Other expense (income):
Interest income	(1,772)	—	(1,772)	(4,168)
Interest expense	32,969	—	32,969	16,523
Change in fair value of earnout liability	3,900	—	3,900	—
Other (income) expense, net	85	—	85	1,618
Total other expense	35,182	—	35,182	13,973
Income before income taxes	8,085	27,881	35,966	42,382
Income tax provision	11,117	—	11,117	11,053
Net income (loss)	$(3,032)	$27,881	$24,849	$31,329

Three and Six Months Ended June 30, 2025 and 2024

Below is a discussion of changes in the results in operations for the three- and six-month periods ended June 30, 2025 and 2024, which as discussed above are for the Gogo BA segment only. The acquisition of Satcom Direct was completed in the fourth quarter of 2024 and as a result, there is no meaningful prior period comparison point. Unless otherwise noted below, we expect consolidated revenue and expenses to increase in 2025 compared to 2024 as a result of a full year of activity for Satcom Direct.

Revenue:

Revenue and percent change for the three- and six-month periods ended June 30, 2025 and 2024 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2025	2024	2025 over 2024	2025	2024	2025 over 2024
Service revenue	$77,562	$81,929	(5.3)%	$157,077	$163,602	(4.0)%
Equipment revenue	25,724	20,130	27.8%	47,523	42,779	11.1%
Total revenue	$103,286	$102,059	1.2%	$204,600	$206,381	(0.9)%

Total Gogo BA revenue increased to $103.3 million for the three-month period ended June 30, 2025, as compared with $102.1 million for the prior-year period due to an increase in equipment revenue, partially offset by a decrease in service revenue. Total Gogo BA revenue decreased to $204.6 million for the six-month period ended June 30, 2025, as compared with $206.4 million for the prior-year period, due to a decrease in service revenue, partially offset by an increase in equipment revenue.

Gogo BA’s service revenue decreased to $77.6 million and $157.1 million, respectively, for the three- and six-month periods ended June 30, 2025, as compared with $81.9 million and $163.6 million, respectively, for the prior-year periods due to a decrease in ATG units online.

Gogo BA’s equipment revenue increased to $25.7 million and $47.5 million, respectively, for the three- and six-month periods ended June 30, 2025, as compared with $20.1 million and $42.8 million, respectively, for the prior-year periods due to an increase in shipments of AVANCE units.

Cost of Revenue:

Cost of revenue and percent change for the three- and six-month periods ended June 30, 2025 and 2024 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2025	2024	2025 over 2024	2025	2024	2025 over 2024
Cost of service revenue	$17,722	$18,871	(6.1)%	$36,089	$36,742	(1.8)%
Cost of equipment revenue	$21,693	$16,432	32.0%	$41,705	$32,218	29.4%

Gogo BA’s cost of service revenue decreased 6.1% and 1.8% to $17.7 million and $36.1 million, respectively, for the three- and six-month periods ended June 30, 2025, as compared with $18.9 million and $36.7 million for the prior-year periods due to a decrease in net credit card processing fees.

Gogo BA’s cost of equipment revenue increased 32.0% and 29.4% to $21.7 million and $41.7 million, respectively, for the three-month period ended June 30, 2025, as compared with $16.4 million and $32.2 million, respectively, for the prior-year periods due to higher sales of lower margin products.

Engineering, Design and Development Expenses:

Gogo BA’s engineering, design and development expenses decreased 28.1% and 16.5% to $7.4 million and $16.3 million, respectively, for the three- and six-month periods ended June 30, 2025, as compared with $10.3 million and $19.5 million, respectively, for the prior-year periods due to a decrease in Gogo Galileo and Gogo 5G development costs.

Sales and Marketing Expenses:

Gogo BA’s sales and marketing expenses decreased 31.7% and 24.2% to $6.2 million and $13.1 million, respectively, for the three- and six-month periods ended June 30, 2025, as compared with $9.0 million and $17.3 million, respectively, for the prior-year periods due to lower personnel costs.

General and Administrative Expenses:

Gogo BA’s general and administrative expenses increased 6.7% and 30.4% to $23.3 million and $47.6 million, respectively, for the three- and six-month periods ended June 30, 2025, as compared with $21.8 million and $36.5 million, respectively, for the prior-year periods. The increase for the three-month period is due to acquisition and integration-related costs of $3.1 million and increased personnel costs of $5.2 million, partially offset by lower legal fees of $6.8 million. The increase in for the six-month period is due to acquisition and integration-related costs of $7.5 million and increased personnel costs of $7.9 million, partially offset by lower legal fees of $6.5 million.

Depreciation and Amortization:

Gogo BA’s depreciation and amortization expense decreased 11.7% and 15.6% to $3.4 million and $6.5 million, respectively, for the three- and six-month periods ended June 30, 2025, as compared with $3.9 million and $7.7 million, respectively, for the prior-year periods due to depreciation expense.

Other Expense (Income):

Other expense (income) and percent change for the three- and six-month periods ended June 30, 2025 and 2024 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change
	2025	2024	2025 over 2024
Interest income	$(1,182)	$(2,120)	(44.2)%
Interest expense	16,411	8,113	102.3%
Change in fair value of earnout liability	3,900	—	nm
Other expense (income), net	(149)	14,717	nm
Total	$18,980	$20,710	(8.4)%

	For the Six Months Ended June 30,		% Change
	2025	2024	2025 over 2024
Interest income	$(1,772)	$(4,168)	(57.5)%
Interest expense	32,969	16,523	99.5%
Change in fair value of earnout liability	3,900	—	nm
Other expense (income), net	85	1,618	nm
Total	$35,182	$13,973	151.8%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense decreased to $19.0 million for the three-month period ended June 30, 2025 as compared with $20.7 million for the prior-year period due to an unrealized holding loss on the Investment in Convertible Note during the prior-year period, partially offset by an increase in interest expense in the current-year period due to the HPS Term Loan Facility and the change in fair value of the earnout liability. Total other expense increased to $35.2 million for the six-month period ended June 30, 2025 as compared with $14.0 million for the prior-year period due to increased interest expense on the HPS Term Loan Facility and the change in fair value of the earnout liability.

Income Taxes:

The effective income tax rate for the three- and six-month periods ended June 30, 2025 was 24.6% and 30.9%, respectively, as compared with 13.6% and 26.1%, respectively, for the prior-year periods. For the three- and six-month periods ended June 30, 2025, our income tax provision was $4.2 million and $11.1 million, respectively, due to consolidated pre-tax income. For the three- and six-month periods ended June 30, 2024, our income tax provision was $0.1 million and $11.1 million, respectively, due to consolidated pre-tax income. See Note 14, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) acquisition and integration-related costs, including amortization of acquisition-related inventory step-up costs and changes in fair value of the earnout liability, and (iii) change in fair value of convertible note investment. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude the changes in fair value of the earnout liability related to the acquisition of Satcom Direct from Adjusted EBITDA because this activity is outside of the ordinary course of our operations and does not reflect our operating performance.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA:
Net income attributable to common stock (GAAP)	$12,807	$839	$24,849	$31,329
Interest expense	16,411	8,113	32,969	16,523
Interest income	(1,182)	(2,120)	(1,772)	(4,168)
Income tax provision	4,174	132	11,117	11,053
Depreciation and amortization	15,117	3,887	29,260	7,728
EBITDA	47,327	10,851	96,423	62,465
Stock-based compensation expense	6,367	4,885	11,858	9,725
Change in fair value of earnout liability	3,900	—	3,900	—
Acquisition and integration-related costs(1)	3,633	—	10,100	—
Amortization of acquisition-related inventory step-up costs	748	—	1,496	—
Change in fair value of convertible note investment	(253)	14,694	—	1,562
Adjusted EBITDA	$61,722	$30,430	$123,777	$73,752

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$36,711	$24,949	$69,183	$54,606
Consolidated capital expenditures	(5,937)	(6,527)	(12,106)	(10,698)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	(155)	67	409	95
Proceeds from interest rate caps	2,918	6,379	6,088	12,918
Free cash flow	$33,537	$24,868	$63,574	$56,921

(1) For the three months ended June 30, 2025, figure consists of integration-related advisory fees of $1.5 million and severance and other compensation-related costs of $2.2 million. For the six months ended June 30, 2025, figure consists of integration-related advisory fees of $5.4 million and severance and other compensation-related costs of $4.7 million.

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
•
Adjusted EBITDA does not reflect the change in the fair value of the earnout liability from the Satcom Direct acquisition;
•
Adjusted EBITDA does not reflect acquisition and integration-related costs;
•
Adjusted EBITDA does not reflect amortization of acquisition-related inventory step-up costs;
•
Adjusted EBITDA does not reflect the change in fair value of convertible note investment or earnout liability;
•
Free Cash Flow does not represent the total increase or decrease in our cash balance for the period; and
•
since other companies in industries related to ours may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$69,183	$54,606
Net cash used in investing activities	(7,221)	(2,685)
Net cash used in financing activities	(2,269)	(29,453)
Effect of foreign exchange rate changes on cash	557	46
Net increase in cash, cash equivalents and restricted cash	60,250	22,514
Cash, cash equivalents and restricted cash at the beginning of period	42,304	139,366
Cash, cash equivalents and restricted cash at the end of period	$102,554	$161,880
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$102,554	$161,880
Less: current restricted cash	73	—
Less: non-current restricted cash	396	330
Cash and cash equivalents at the end of the period	$102,085	$161,550

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

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. No shares were repurchased during the six-month period ended June 30, 2025. During the six-month period ended June 30, 2024, we repurchased an aggregate 2.6 million shares of our common stock for $23.2 million. As of June 30, 2025, approximately $12.1 million remains available under the share repurchase program.

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

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committees of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The aggregate notional amount of the interest rate caps as of June 30, 2025 is $350.0 million. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the latest reduction of $100.0 million having occurred on July 31, 2025. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 10, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net income	$24,849	$31,329
Non-cash charges and credits	59,890	33,227
Changes in operating assets and liabilities	(15,556)	(9,950)
Net cash provided by operating activities	$69,183	$54,606

For the six-month period ended June 30, 2025, net cash provided by operating activities was $69.2 million as compared with $54.6 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $20.2 million improvement in net income and non-cash charges and credits, as noted above under “Results of Operations — Three and Six Months Ended June 30, 2025 and 2024.”
•
A $5.6 million decrease in cash flows related to operating assets and liabilities resulting from:
o
A decrease in cash flows due to the following:
▪
Changes in accounts payable due to timing of payments; and
▪
Changes in contract assets due to additional promotional sales programs in the current year as opposed to the prior year.
o
Partially offset by an increase in cash flows due to changes in inventories due to an increase in equipment revenue and a decrease in purchases due to the factors described under “Results of Operations — Three and Six Months Ended June 30, 2025 and 2024.”

Cash flows used in Investing Activities:

Cash used in investing activities was $7.2 million for the six-month period ended June 30, 2025, due to $12.1 million of capital expenditures noted below and a $1.6 million payment for net working capital adjustments relating to the purchase of Satcom Direct, partially offset by $6.1 million of proceeds from interest rate caps and $0.4 million of proceeds received from the FCC Reimbursement Program associated with the reimbursement of capital expenditures.

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

Cash flows used in Financing Activities:

Cash used in financing activities for the six-month period ended June 30, 2025 was $2.3 million due to principal payments on the HPS Term Loan Facility and stock-based compensation activities.

Cash used in financing activities for the six-month period ended June 30, 2024 was $29.5 million, due to share repurchases, principal payments on the 2021 Term Loan Facility and stock-based compensation activities.

Capital Expenditures

Our operations require capital expenditures associated with the expansion of our ATG network and data centers. We capitalize software development costs related to network technology solutions and new product/service offerings. We also capitalize costs related to the build-out of our office locations.

Capital expenditures for the six-month periods ended June 30, 2025 and 2024 were $12.1 million and $10.7 million, respectively, due to the build out of the Gogo 5G and LTE networks and Gogo Galileo.

We expect that our capital expenditures will increase in the near term due to the build out of the LTE network related to the FCC Reimbursement Program. This increase related to the LTE network may be partially offset by reimbursements from the FCC. We expect that our capital expenditures will decrease starting in 2026 as this program is expected to be completed.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both June 30, 2025 and December 31, 2024 primarily included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under each of the 2021 Facilities (if any) and the HPS Term Loan Facility. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of June 30, 2025, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of June 30, 2025 was $350.0 million. Based on our June 30, 2025 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $5.9 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 1.25% and the $100 million reduction in the notional amount and an increase of the strike rate to 2.25% that occurred on July 31, 2025. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $8.5 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three- and six-month periods ended June 30, 2025 and 2024 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to material weaknesses in internal control over financial reporting which, as previously disclosed in Part II, Item 9A “Controls and Procedures” in the 2024 10-K, existed as of December 31, 2024 and, as discussed below, continued to exist as of June 30, 2025.

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

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 excludes the acquisition of Satcom Direct which was acquired on December 3, 2024, and whose financial statements constitute approximately 47% of total assets and 55% of total revenue of the consolidated financial statement amounts of the Company as of and for the six-month period ended June 30, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Despite the exclusion of Satcom Direct from our assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025, we identified a material weakness in controls over the financial close and reporting process and controls over purchase accounting as a result of the Satcom Direct acquisition. This was the same material weakness that we previously identified as of December 31, 2024. Specifically, there were insufficient effective controls in place to ensure the completeness and accuracy of Satcom Direct’s financial reporting information that is consolidated into Gogo’s financial statements. This material weakness was due to the following deficiencies at Satcom Direct:

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

c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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
Date: August 7, 2025
/s/ Christopher Moore
Christopher Moore
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Zachary Cotner
Zachary Cotner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)