Form 10-Q
period 2025-09-30
Gogo Inc.
filed 2025-11-06
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025

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

As of October 31, 2025, 133,854,342 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$133,572	$41,765
Accounts receivable, net of allowances of $6,318 and $4,467, respectively	114,358	111,513
Inventories	81,891	97,934
Assets held for sale	16,625	16,625
Prepaid expenses and other current assets	77,162	55,256
Total current assets	423,608	323,093
Non-current assets:
Property and equipment, net	115,766	119,125
Intangible assets, net	255,706	275,331
Goodwill	192,638	184,831
Operating lease right-of-use assets	60,401	68,465
Investment in convertible note	—	4,207
Other non-current assets, net of allowances of $450 and $861, respectively	36,660	36,870
Deferred income taxes	210,323	217,309
Total non-current assets	871,494	906,138
Total assets	$1,295,102	$1,229,231
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$74,394	$67,231
Accrued liabilities	134,717	81,889
Deferred revenue	32,114	30,408
Current portion of long-term debt	2,500	2,500
Total current liabilities	243,725	182,028
Non-current liabilities:
Long-term debt	833,030	831,581
Non-current operating lease liabilities	58,742	68,178
Other non-current liabilities	52,649	78,120
Total non-current liabilities	944,421	977,879
Total liabilities	1,188,146	1,159,907
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 133,854,342 and 144,095,996 shares issued at September 30, 2025 and December 31, 2024, respectively; and 133,854,342 and 130,918,997 shares outstanding at September 30, 2025 and December 31, 2024, respectively	13	14
Additional paid-in capital	1,283,209	1,460,270
Accumulated other comprehensive income	960	5,567
Treasury stock, at cost	—	(196,382)
Accumulated deficit	(1,177,226)	(1,200,145)
Total stockholders’ equity	106,956	69,324
Total liabilities and stockholders’ equity	$1,295,102	$1,229,231

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$189,956	$81,857	$582,533	$245,459
Equipment revenue	33,629	18,672	97,397	61,451
Total revenue	223,585	100,529	679,930	306,910
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	91,593	19,051	277,023	55,793
Cost of equipment revenue (exclusive of amounts shown below)	31,032	15,165	88,039	47,383
Engineering, design and development	15,681	9,759	42,078	29,279
Sales and marketing	13,464	8,551	42,415	25,870
General and administrative	27,858	24,917	86,010	61,416
Depreciation and amortization	15,214	4,015	44,474	11,743
Total operating expenses	194,842	81,458	580,039	231,484
Operating income	28,743	19,071	99,891	75,426
Other expense (income):
Interest income	(1,479)	(2,419)	(3,251)	(6,587)
Interest expense	17,681	9,670	50,650	26,193
Change in fair value of earnout liability	15,000	—	18,900	—
Other expense (income), net	(1,896)	(332)	(1,811)	1,286
Total other expense	29,306	6,919	64,488	20,892
Income (loss) before income taxes	(563)	12,152	35,403	54,534
Income tax provision	1,367	1,522	12,484	12,575
Net income (loss)	$(1,930)	$10,630	$22,919	$41,959

Net income (loss) attributable to common stock per share:
Basic	$(0.01)	$0.08	$0.17	$0.33
Diluted	$(0.01)	$0.08	$0.17	$0.32
Weighted average number of shares:
Basic	134,657	127,918	133,403	128,513
Diluted	134,657	130,389	136,640	131,538

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(1,930)	$10,630	$22,919	$41,959
Other comprehensive income (loss), net of tax
Currency translation adjustments	(59)	131	$969	$(126)
Cash flow hedges:
Amount recognized in other comprehensive income	18	(4,039)	(842)	1,040
Less: income realized and reclassified to earnings	1,226	3,124	4,734	11,751
Changes in fair value of cash flow hedges	(1,208)	(7,163)	(5,576)	(10,711)
Other comprehensive income (loss), net of tax	(1,267)	(7,032)	(4,607)	(10,837)
Comprehensive income (loss)	$(3,197)	$3,598	$18,312	$31,122

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$22,919	$41,959
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	44,474	11,743
Loss on asset disposals, abandonments and write-downs	44	101
Provision for expected credit losses	494	1,310
Deferred income taxes	9,569	10,740
Stock-based compensation expense	18,520	14,755
Amortization of deferred financing costs and interest rate caps	4,196	3,785
Accretion of debt discount	1,293	309
Change in fair value of earnout liability	18,900	—
Change in fair value of convertible note investment	(458)	1,239
Changes in operating assets and liabilities:
Accounts receivable	(5,678)	1,177
Inventories	16,058	(11,661)
Prepaid expenses and other current assets	(10,475)	(13,605)
Contract assets	(9,429)	(4,313)
Accounts payable	(930)	9,750
Accrued liabilities	17,156	12,956
Deferred revenue	(8,396)	844
Accrued interest	(2,046)	(316)
Other non-current assets and liabilities	(224)	(1,033)
Net cash provided by operating activities	115,987	79,740
Investing activities:
Purchases of property and equipment	(25,473)	(9,254)
Acquisition of intangible assets—capitalized software	(9,259)	(9,640)
Acquisition of Satcom Direct, net of cash acquired	(1,612)	—
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	3,783	1,215
Proceeds from interest rate caps	9,088	19,454
Purchase of convertible note	—	(5,000)
Net cash used in investing activities	(23,473)	(3,225)
Financing activities:
Payments on term loan	(1,875)	(5,438)
Repurchases of common stock	—	(30,763)
Payments on financing leases	(33)	(8)
Stock-based compensation activity	800	(2,693)
Net cash used in financing activities	(1,108)	(38,902)
Effect of exchange rate changes on cash	328	29
Increase in cash, cash equivalents and restricted cash	91,734	37,642
Cash, cash equivalents and restricted cash at beginning of period	42,304	139,366
Cash, cash equivalents and restricted cash at end of period	$134,038	$177,008
Cash, cash equivalents and restricted cash at end of period	$134,038	$177,008
Less: current restricted cash	72	—
Less: non-current restricted cash	394	330
Cash and cash equivalents at end of period	$133,572	$176,678
Supplemental cash flow information:
Cash paid for interest	$59,260	$42,893
Cash paid for taxes	1,962	2,264
Non-cash investing activities:
Purchases of property, equipment and intangibles in liabilities	$12,741	$5,658

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	For the Three Months Ended September 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at June 30, 2025	133,334,288	$15	$1,472,226	$2,227	$(1,175,296)	13,176,999	$(196,382)	$102,790
Net loss	—	—	—	—	(1,930)	—	—	(1,930)
Currency translation adjustments, net of tax	—	—	—	(59)	—	—	—	(59)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(1,208)	—	—	—	(1,208)
Stock-based compensation expense	—	—	6,662	—	—	—	—	6,662
Issuance of common stock upon exercise of stock options	154,271	—	1,079	—	—	—	—	1,079
Issuance of common stock upon vesting of restricted stock units	343,763	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(591)	—	—	—	—	(591)
Issuance of common stock in connection with employee stock purchase plan	22,020	—	213	—	—	—	—	213
Retirement of treasury stock	—	(2)	(196,380)	—	—	(13,176,999)	196,382	—
Balance at September 30, 2025	133,854,342	$13	$1,283,209	$960	$(1,177,226)	—	$—	$106,956

	For the Three Months Ended September 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at June 30, 2024	126,882,774	$14	$1,409,060	$11,991	$(1,182,562)	11,793,865	$(186,492)	$52,011
Net income	—	—	—	—	10,630	—	—	10,630
Currency translation adjustments, net of tax	—	—	—	131	—	—	—	131
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(7,163)	—	—	—	(7,163)
Stock-based compensation expense	—	—	5,030	—	—	—	—	5,030
Issuance of common stock upon exercise of stock options	109,382	—	298	—	—	—	—	298
Issuance of common stock upon vesting of restricted stock units	163,092	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(546)	—	—	—	—	(546)
Repurchase of common stock	(1,014,598)	—	—	—	—	1,014,598	(7,667)	(7,667)
Balance at September 30, 2024	126,140,650	$14	$1,413,842	$4,959	$(1,171,932)	12,808,463	$(194,159)	$52,724

	For the Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2025	130,918,997	$14	$1,460,270	$5,567	$(1,200,145)	13,176,999	$(196,382)	$69,324
Net income	—	—	—	—	22,919	—	—	22,919
Currency translation adjustments, net of tax	—	—	—	969	—	—	—	969
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(5,576)	—	—	—	(5,576)
Stock-based compensation expense	—	—	18,520	—	—	—	—	18,520
Issuance of common stock upon exercise of stock options	1,453,791	1	4,738	—	—	—	—	4,739
Issuance of common stock upon vesting of restricted stock units	1,395,311	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(4,568)	—	—	—	—	(4,568)
Issuance of common stock in connection with employee stock purchase plan	86,243	—	629	—	—	—	—	629
Retirement of treasury stock	—	(2)	(196,380)	—	—	(13,176,999)	196,382	0
Balance at September 30, 2025	133,854,342	$13	$1,283,209	$960	$(1,177,226)	—	$—	$106,956

	For the Nine Months Ended September 30,2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2024	128,462,343	$14	$1,402,003	$15,796	$(1,213,891)	9,169,941	$(163,197)	40,725
Net income	—	—	—	—	41,959	—	—	41,959
Currency translation adjustments, net of tax	—	—	—	(126)	—	—	—	(126)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(10,711)	—	—	—	(10,711)
Stock-based compensation expense	—	—	14,755	—	—	—	—	14,755
Issuance of common stock upon exercise of stock options	221,854	—	592	—	—	—	—	592
Issuance of common stock upon vesting of restricted stock units	1,094,975	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(3,508)	—	—	—	—	(3,508)
Repurchase of common stock	(3,638,522)	—	—	—	—	3,638,522	(30,962)	(30,962)
Balance at September 30, 2024	126,140,650	$14	$1,413,842	$4,959	$(1,171,932)	12,808,463	$(194,159)	$52,724

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

Segments – As a result of the Company’s acquisition of Satcom Direct, as described in Note 2, “Acquisition of Satcom Direct,” the Company initially had two reportable segments on December 3, 2024: the legacy pre-acquisition operations of the Company and the acquired entities of Satcom Direct. However, during the third quarter of 2025, the Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, started making resource and operating decisions by evaluating the performance and business results of the consolidated company. As such, the Company has a single reportable segment as of September 30, 2025.

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

The results of operations and cash flows for the three- and nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

We had one class of common stock outstanding as of September 30, 2025 and December 31, 2024.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses which requires disclosure about specific types of expenses included in the expense captions presented in the Consolidated Statements of Operations. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments should be applied on a prospective basis, however, retrospective application is permitted. We are currently evaluating the impact that this guidance will have upon our consolidated financial statements and related notes.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which details the criteria for capitalization of internal-use software costs. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, and may be adopted on a prospective, modified, or retrospective transition approach, and early adoption is permitted. We are currently evaluating the impact that this guidance will have upon our consolidated financial statements and related notes.

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

In accordance with the terms of the Purchase Agreement, on the Closing, the Company purchased all of the issued and outstanding equity interests in Satcom Direct in exchange for: (i) an aggregate cash purchase amount of $375 million, subject to customary post-closing adjustments (the “Cash Consideration”), (ii) five million restricted shares (the “Stock Consideration”) of the Company’s common stock, par value of $0.0001 per share (“Common Stock”), and (iii) up to an additional $225 million in potential earnout payments of cash and/or Common Stock tied to realizing certain financial performance milestones over the next four years (the “Earnout Consideration” and, together with the Cash Consideration and Stock Consideration, the “Acquisition Consideration”). The Cash Consideration was financed via the Company’s $250 million HPS Credit Agreement (as defined below) and the remainder with cash on hand. The Earnout Consideration has an estimated fair value of $79.0 million and $53.0 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, $41.4 million of the Earnout Consideration is included in Other non-current liabilities on the Consolidated Balance Sheets with the remainder in Accrued liabilities. The entire amount of the earnout was included in Other non-current liabilities as of December 31, 2024. The fair value of the Earnout Consideration was calculated using a Monte Carlo simulation based on future gross profit projections of Satcom Direct, gross profit volatility rates of comparable companies and a risk adjusted discount rate. The fair value measurement was based on significant unobservable inputs and thus represents a Level 3 measurement.

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

The Company allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the date of acquisition using the acquisition method of accounting for business combinations. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. The Company determined the preliminary estimated fair values after review and consideration of relevant information as of the Closing, including discounted cash flows, quoted market prices and estimates made by management. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and may be subject to change as additional information is received. During the nine-month period ended September 30, 2025, a measurement period adjustment was recorded to increase Goodwill by $7.8 million primarily related to the fair value of certain liabilities that were not finalized as of the Closing and deferred tax impacts related to the allocation of goodwill. The Company expects to finalize the valuation no later than one year from the Closing.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the Closing based on the preliminary purchase price allocation and measurement period adjustments (in thousands):

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Preliminary Aggregate Purchase Price Allocation
Preliminary fair value of estimated total Acquisition Consideration	$447,893
Assets acquired
Cash and cash equivalents	$12,563
Accounts receivable, net of allowances	67,841
Inventories	18,528
Prepaid expenses and other current assets	13,348
Assets held for sale	16,625
Property and equipment, net	26,847
Intangible assets, net	213,300
Operating lease right-of-use assets	3,202
Other non-current assets, net of allowances	5,601
Deferred income taxes	1,367
Total assets acquired	$379,222
Liabilities assumed
Accounts payable	62,814
Accrued liabilities	19,682
Deferred revenue	25,790
Non-current operating lease liabilities	2,706
Other non-current liabilities	12,355
Total liabilities assumed	$123,347
Net assets acquired	$255,875
Goodwill	$192,018

The allocation of the purchase price presented above was based on management's preliminary estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of future projected revenues and cash flows as well as estimated discount rates. Current and noncurrent assets and liabilities are valued at historical carrying values, which approximate fair value, except as described below. The fair value measurements discussed below were based on significant inputs that are not observable and thus represent a Level 3 measurement. Inventories were valued using a combination of the comparative sales method, which estimated the expected sales price of the products, reduced by all costs expected to be incurred to complete the inventory, as well as a profit on the sale and estimated replacement cost. Assets held for sale represent the main corporate facility of Satcom Direct and associated land in Melbourne, Florida. The Company expects to sell the assets within the next twelve months. Assets held for sale were valued using the income approach less the direct costs associated with selling the assets. Property and equipment, net were valued using a combination of the cost and market approaches. Customer relationships represent the fair value of future projected revenue that will be derived from sales of connectivity services and equipment to existing customers of Satcom Direct. Customer relationships were valued using the multi-period excess earnings method. This method of valuation reflects the present value of the projected cash flows that are expected to be generated by these existing customers less charges representing the contribution of other assets to those cash flows. Software and the tradename were valued under the relief from royalty method, which is equal to the present value of the after-tax royalty savings attributable to owning the software or tradename as opposed to paying a third party for its use. The estimated fair value of operating leases was determined based on current market terms, which resulted in a net unfavorable adjustment to the right-of-use asset. After assessing the preliminary fair value of the net assets acquired and liabilities assumed, the Company recorded goodwill of $184.2 million as of December 31, 2024. As a result of subsequent measurement period adjustments, the balance of acquired goodwill increased to $192.0 million as of September 30, 2025. Of the total goodwill amount, $166.5 million is attributable to the U.S. entities and is deductible for U.S. income tax purposes. The goodwill is attributable to the assembled workforce, synergies, and economies of scale.

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

Supplemental Pro-Forma Information (Unaudited)

The following table presents supplemental pro-forma information for the three- and nine-month periods ended September 30, 2024 as if the acquisition of Satcom Direct had occurred on January 1, 2023. The amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information. The unaudited pro-forma information for the period presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) the change in Cost of Equipment to reflect the fair value change in inventory, (ii) incremental stock compensation expense, and adjustments for change in control bonuses that vest after the Closing as post-combination compensation expense, (iii) additional Depreciation and amortization expense related to the step up in fair value for finite-lived intangible assets and property and equipment acquired, (iv) removal of historical interest expense associated with Satcom Direct’s historical indebtedness which was extinguished upon consummation of the acquisition and the addition of interest expense related to financing the acquisition (refer to Note 9, “Long-Term Debt and Other Liabilities,” for additional information), and (v) the related tax effects assuming the acquisition occurred on January 1, 2023. Pre-acquisition revenue and net income amounts for Satcom Direct were derived from the books and records prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the date noted below.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2024
Total revenue	$226,844	$672,395
Net income	$5,904	$19,906

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

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units, performance stock units, restricted stock units and the potential Earnout Consideration when the computation is anti-dilutive. For the three- and nine-month periods ended September 30, 2025, the weighted average number of shares excluded from the computation was 33.8 million and 26.5 million, respectively. For the three- and nine-month periods ended September 30, 2024 the weighted average number of shares excluded from the computation was 2.2 million and 2.4 million, respectively.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic	2025	2024	2025	2024
Net income (loss)	$(1,930)	$10,630	$22,919	$41,959
Weighted average shares outstanding	134,657	127,918	133,403	128,513
Earnings (loss) per share - basic	$(0.01)	$0.08	$0.17	$0.33

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Diluted	2025	2024	2025	2024
Net income (loss)	$(1,930)	$10,630	$22,919	$41,959
Average shares
Weighted average shares outstanding	134,657	127,918	133,403	128,513
Effect of dilutive securities - stock-based compensation	—	2,471	3,237	3,025
Total weighted average diluted shares outstanding	134,657	130,389	136,640	131,538
Earnings (loss) per share - diluted	$(0.01)	$0.08	$0.17	$0.32

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Revenue Recognition

Remaining performance obligations

As of September 30, 2025, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $548 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $539 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. Our contracts vary in length and generally have terms of two to ten years. We expect to recognize approximately 38% of our connectivity and entertainment service RPO within the next year, approximately 46% in one to five years and the remaining 16% in five to ten years. The remaining $9 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next three years as equipment is shipped.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Service revenue by type
Satellite broadband	$78,489	$1,143	$232,874	$3,077
ATG broadband	71,051	77,664	221,235	233,229
Narrowband and other	40,416	3,050	128,424	9,153
Total service revenue by type	$189,956	$81,857	$582,533	$245,459
Service revenue by market
Business aviation	$162,622	$81,857	$497,269	$245,459
Military / Government	27,334	—	85,264	—
Total service revenue by market	$189,956	$81,857	$582,533	$245,459

Equipment revenue
Satellite broadband	$9,511	$55	$20,449	$165
ATG broadband	17,456	16,001	57,914	52,544
Narrowband and other	6,662	2,616	19,034	8,742
Total equipment revenue	$33,629	$18,672	$97,397	$61,451

Contract balances

Our current and non-current contract asset balances totaled $34.9 million and $25.0 million as of September 30, 2025 and December 31, 2024, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings and recoverable contract costs primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $32.9 million and $41.3 million as of September 30, 2025 and December 31, 2024, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products. For the three- and nine-month periods ended September 30, 2025, we recognized revenue of $10.0 million and $40.7 million, respectively, that was previously included in the beginning balance of deferred revenue.

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

As of September 30, 2025 and December 31, 2024, we have recorded a $26.0 million and $9.7 million receivable from the FCC, respectively, which is included in Prepaid expenses and other current assets in our Unaudited Condensed Consolidated Balance Sheets.

The following are the deductions to the carrying value of asset balances in our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Assets:
Inventories	$(1,280)	$(4,560)
Prepaids expenses and other current assets	(5,724)	(4,420)
Property and equipment, net	(25,097)	(5,921)
Intangible assets, net	(1,130)	(298)
Other non-current assets	(16,709)	(11,852)
Operating lease right-of-use assets	(3,008)	—

The following are the increases to Net income in our Unaudited Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$2,037	$796	$5,631	$2,239
Operating expenses:
Cost of service revenue	514	100	554	610
Cost of equipment revenue	1,478	3,647	5,720	10,415
General and administrative	115	50	302	231

6. Composition of Certain Balance Sheet Accounts

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Work-in-process component parts	$39,845	$53,633
Finished goods	42,046	44,301
Total inventory(1)	$81,891	$97,934

(1) See Note 5, “Government Assistance,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Interest rate caps and receivable	$4,493	$9,519
FCC reimbursement receivable(1)	26,047	9,732
Contract assets(1)	9,263	7,609
Prepaid inventories	2,902	3,512
Tax indemnification receivable(2)	5,268	5,044
Other	29,189	19,840
Total prepaid expenses and other current assets	$77,162	$55,256

(1) See Note 5, “Government Assistance,” for additional information.

(2) See Note 17, “Commitments and Contingencies,” for additional information.

Property and equipment as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Office equipment, furniture, fixtures and other	$48,018	$41,731
Leasehold improvements	16,756	16,193
Land and buildings	6,540	6,540
Network equipment(1)	194,497	189,198
	265,811	253,662
Accumulated depreciation	(150,045)	(134,537)
Total property and equipment, net	$115,766	$119,125

(1) See Note 5, “Government Assistance,” for additional information.

Other non-current assets as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Interest rate caps	$1,476	$6,660
Contract assets, net of allowances of $450 and $861, respectively(1)	25,627	17,422
Revolving credit facility deferred financing costs	1,775	2,344
Other	7,782	10,444
Total other non-current assets	$36,660	$36,870

(1) See Note 5, “Government Assistance,” for additional information.

Accrued liabilities as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30,	December 31,
	2025	2024

Earnout liability	$37,600	$—
Employee compensation and benefits	29,581	20,669
Operating leases	14,244	12,676
Customer credit reserve	9,967	9,935
Accrued inventory	11,565	5,101
Network equipment	3,334	4,437
Warranty reserve	5,310	4,100
Taxes	9,716	8,966
Accrued interest	138	2,184
Other	13,262	13,821
Total accrued liabilities	$134,717	$81,889

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $15.7 million and $42.1 million, respectively, during the three- and nine-month periods ended September 30, 2025, and $9.8 million and $29.3 million, respectively, during the prior-year period. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

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

Changes in the carrying value of goodwill were as follows (in thousands):

Balance at January 1, 2025	$184,831
Measurement period adjustments	7,807
Balance at September 30, 2025	$192,638

Refer to Note 2, “Acquisition of Satcom Direct,” for further information on the 2025 change in goodwill.

Our intangible assets, other than goodwill, as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	As of September 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets(1):
Software	$139,458	$(53,295)	$86,163	$132,673	$(47,225)	$85,448
Service customer relationships	152,681	(32,180)	120,501	152,681	(10,491)	142,190
OEM and dealer relationships	17,024	(7,797)	9,227	17,024	(6,831)	10,193
Other	9,563	(1,067)	8,496	5,270	(53)	5,217
Total amortized intangible assets	318,726	(94,339)	224,387	307,648	(64,600)	243,048
Unamortized intangible assets:
FCC License	31,319	—	31,319	32,283	—	32,283
Total intangible assets	$350,045	$(94,339)	$255,706	$339,931	$(64,600)	$275,331

(1) See Note 5, “Government Assistance,” for additional information.

Amortization expense was $10.0 million and $29.7 million, for the three- and nine-month periods ended September 30, 2025, and $0.2 million and $0.6 million, respectively, for the prior-year periods.

Amortization expense for the remainder of 2025, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2025 (period from October 1 to December 31)	$10,351
2026	$43,717
2027	$43,167
2028	$43,139
2029	$40,481
Thereafter	$43,532

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

9. Long-Term Debt and Other Liabilities

Long-term debt as of September 30, 2025 and December 31, 2024 was as follows (in thousands):

	September 30,	December 31,
	2025	2024
2021 Term Loan Facility	$600,108	$599,776
HPS Term Loan Facility	243,556	244,469
Less: deferred financing costs	(8,134)	(10,164)
Less: current portion of long-term debt	(2,500)	(2,500)
Total long-term debt	$833,030	$831,581

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.50% to 4.00% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.50% to 3.00% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of September 30, 2025, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 4.00% for SOFR rate loans and 3.00% for alternate rate loans.

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

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of September 30, 2025 and December 31, 2024.

As of both September 30, 2025 and December 31, 2024, the outstanding principal amount of the 2021 Term Loan Facility was $601.4 million, the unaccreted debt discount was $1.3 million and $1.7 million, respectively, and the net carrying amount was $600.1 million and $599.8 million, respectively.

We paid approximately $21.6 million of loan origination and financing costs related to the 2021 Facilities, which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the 2021 Facilities. Total amortization expense was $0.7 million and $2.2 million, respectively, for the three- and nine-month periods ended September 30, 2025 and $0.6 million and $1.8 million, respectively, for the prior-year periods and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the balance of unamortized deferred financing costs related to the 2021 Facilities was $8.2 million and $10.4 million, respectively.

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

As of September 30, 2025 and December 31, 2024, the outstanding principal amount of the HPS Term Loan Facility was $247.5 million and $249.4 million, respectively, the unaccreted debt discount was $3.9 million and $4.9 million, respectively, and the net carrying amount was $243.6 million and $244.5 million, respectively.

We paid approximately $2.2 million of loan origination and financing costs related to the HPS Credit Agreement which are being accounted for as deferred financing costs on our consolidated balance sheets and are amortized over the term of the HPS Credit Agreement. Total amortization expense was $0.1 million and $0.4 million, respectively, for the three- and nine-month periods ended September 30, 2025 and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024 the balance of unamortized deferred financing costs related to the HPS Credit Agreement was $1.7 million and $2.1 million, respectively.

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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income (loss) will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three- and nine-month periods ended September 30, 2025 and 2024. We estimate that approximately $1.5 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statements of Cash Flows as investing activities.

For the three-month period ended September 30, 2025, we recorded a decrease in fair value on the interest rate caps of $1.6 million, net of tax of $0.4 million, and for the nine-month period ended September 30, 2025, we recorded decrease in fair value on the interest rate caps of $7.2 million, net of tax of $1.9 million. For the three-month period ended September 30, 2024, we recorded a decrease in fair value on the interest rate caps of $7.7 million, net of tax of $2.4 million, and for the nine-month period ended September 30, 2024, we recorded a decrease in fair value on the interest rate caps of $12.7 million, net of tax of $3.5 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		September 30,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2025	2024
Current portion of interest rate caps	Prepaid expenses and other current assets	$3,494	$7,351
Non-current portion of interest rate caps	Other non-current assets	$1,476	$6,660

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

The following is a summary of our interest costs for the three- and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest costs charged to expense	$17,981	$13,098	$53,079	$39,698
Amortization of deferred financing costs	888	621	2,587	1,818
Amortization of the purchase price of interest rate caps	379	575	1,609	1,967
Interest rate cap benefit	(2,013)	(4,730)	(7,918)	(17,599)
Accretion of debt discount	446	106	1,293	309
Interest expense	17,681	9,670	50,650	26,193
Interest costs capitalized to property and equipment	964	740	2,859	1,948
Interest costs capitalized to software	334	396	1,287	940
Total interest costs	$18,979	$10,806	$54,796	$29,081

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

The Investment in Convertible Note is included in Prepaid and other current assets on our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and the reconciliation of beginning and ending balances were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$4,207	$3,438	$4,207	$—
Investment	—	—	—	5,000
Change in fair value	458	323	458	(1,239)
Balance at end of period	$4,665	$3,761	$4,665	$3,761

Long-Term Debt:

As of September 30, 2025 and December 31, 2024, our only financial assets and liabilities disclosed but not measured at fair value are the 2021 Term Loan Facility and the HPS Term Loan Facility, which are reflected on the consolidated balance sheets at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair values of the 2021 Term Loan Facility and the HPS Term Loan Facility by calculating the upfront cash payments a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair values on our Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, are the amounts that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the 2021 Term Loan Facility and HPS Term Loan Facility.

The fair value and carrying value of long-term debt as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025			December 31, 2024
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
2021 Term Loan Facility	$598,000	$600,108	(2)	$572,000	$599,776	(2)
HPS Term Loan Facility	243,000	243,556	(3)	244,000	244,469	(3)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the 2021 Term Loan Facility reflects the unaccreted debt discount of $1.3 million and $1.7 million as of September 30, 2025 and December 31, 2024, respectively. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.
(3)
Carrying value of the HPS Term Loan Facility reflects the unaccreted debt discount of $3.9 million and $4.9 million as of September 30, 2025 and December 31, 2024, respectively. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

13. Business Segment

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM makes resource and operating decisions by evaluating performance and business results of the consolidated company. As a result, the Company has a single reportable segment, with net income (loss) utilized as the performance measure.

As of September 30, 2025 and December 31, 2024, the balance of total consolidated assets was $1,295.1 million and $1,229.2 million, respectively. Total consolidated capital expenditures were $34.7 million and $18.9 million, respectively, for the nine-month periods ended September 30, 2025 and 2024.

14. Income Tax

The effective income tax rates for the three- and nine-month periods ended September 30, 2025 were (242.8)% and 35.3%, respectively, compared to 12.5% and 23.1%, respectively, for the prior-year periods. For the three-month period ended September 30, 2025, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a small pretax loss and nondeductible officer’s compensation. For the nine-month period ended September 30, 2025, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible officer's compensation partially

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

offset by tax benefits related to domestic research and development tax credits. For the three-month period ended September 30, 2024, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to deferred tax adjustments and tax benefits related to domestic research and development tax credits, partially offset by state income taxes. For the nine-month period ended September 30, 2024, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes and stock-based compensation partially offset by tax benefits related to domestic research and development tax credits and deferred tax adjustments.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of all available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. The remaining valuation allowance is still required for deferred tax assets related to foreign net operating losses and capital loss carryforwards as it is more likely than not as of September 30, 2025 that these deferred tax assets will not be realized.

We are subject to taxation and file income tax returns in the United States, various states, and several foreign jurisdictions including, but not limited to, Canada, Switzerland, United Kingdom, Australia, Brazil and Singapore. With a few exceptions, as of September 30, 2025, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2021.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three- and nine-month periods ended September 30, 2025 and 2024, and as of September 30, 2025 and December 31, 2024, we did not have a liability recorded for interest or potential penalties.

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

15. Stock-Based Compensation and Retirement Plans

Stock-Based Compensation — As of September 30, 2025, we maintained the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors. See Note 14, “Stock-Based Compensation and 401(k) Plan,” in our 2024 10-K for further information regarding the 2024 Plan. The majority of our equity grants are awarded on an annual basis.

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

For the nine-month period ended September 30, 2025, no options to purchase shares of common stock were granted, options to purchase 1,453,791 shares of common stock were exercised, no options to purchase shares of common stock were forfeited and 56,788 options to purchase shares of common stock expired.

For the nine-month period ended September 30, 2025, 2,811,345 RSUs were granted, 1,348,562 RSUs vested and 339,063 RSUs were forfeited. The fair value of the RSUs granted during the nine-month period ended September 30, 2025 was approximately $28.2 million, which will generally be recognized over a period of four years.

For the nine-month period ended September 30, 2025, 125,105 deferred stock units were granted, 208,143 vested and 11,174 were forfeited. The fair value of the deferred stock units granted during the nine-month period ended September 30, 2025 was approximately $1.2 million, which was recognized immediately.

For the nine-month period ended September 30, 2025, 86,243 shares of common stock were issued under the Employee Stock Purchase Plan.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of service revenue	$429	$457	$1,271	$1,487
Cost of equipment revenue	260	388	800	1,199
Engineering, design and development	943	1,071	2,608	3,137
Sales and marketing	865	1,054	2,226	3,229
General and administrative	4,165	2,060	11,615	5,703
Total stock-based compensation expense	$6,662	$5,030	$18,520	$14,755

Retirement Plans — We have a 401(k) plan for U.S.-based employees, as well as various defined contribution plans for international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, subject to Internal Revenue Service limitations. We match contributions towards the 401(k) plan and international defined contribution plans, subject to annual limitations. Our matching contributions were $1.0 million and $3.1 million, respectively, during the three- and nine-month periods ended September 30, 2025, and $0.6 million and $1.8 million, respectively, during the prior-year periods.

16. Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception and calculate the lease liability and right-of-use asset using our incremental borrowing rate. We have operating lease agreements primarily related to cell sites, data centers, satellites and office buildings. Our cell site leases generally have terms of five to ten years, with renewal options for an additional five to 25 years. For certain cell sites, the renewal options are deemed to be reasonably certain to be exercised. Our data center leases have original terms between one to four years with unlimited one-year renewal options, some of which are reasonably certain to be exercised. Our building leases have original terms of ten years, with renewal options for an additional five years. We recognize operating lease expense on a straight-line basis over the lease term. As of September 30, 2025, there were no significant leases which had not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost(1)	$9,713	$4,202	$27,783	$12,393
Financing lease cost:
Amortization of leased assets	13	14	41	42
Interest on lease liabilities	2	3	7	10
Total lease cost	$9,728	$4,219	$27,831	$12,445

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(1) Includes short-term and variable lease cost.

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$14,541	$12,864
Operating cash flows used in financing leases	$7	$10
Financing cash flows used in financing leases	$33	$8
Non-cash items:
Operating leases obtained	$2,285	$5,021
Financing leases obtained	$—	$170
Weighted average remaining lease term
Operating leases	5 years	6 years
Financing leases	2 years	2 years
Weighted average discount rate
Operating leases	7.0%	6.9%
Financing leases	9.1%	9.0%

Annual future minimum lease payments as of September 30, 2025 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2025 (period from October 1 to December 31)	$4,227	$43
2026	18,795	60
2027	17,064	15
2028	14,606	—
2029	13,061	—
Thereafter	19,634	—
Total future minimum lease payments	87,387	118
Less: Amount representing interest	(14,401)	(6)
Present value of net minimum lease payments	$72,986	$112
Reported as of September 30, 2025
Accrued liabilities	$14,244	$83
Non-current operating lease liabilities	58,742	—
Other non-current liabilities	—	29
Total lease liabilities	$72,986	$112

17. Commitments and Contingencies

Contractual Commitments – We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components, or as development services are provided.

On May 17, 2024, Airspan Networks Holdings Inc. (“Airspan”) filed a plan supplement to its Joint Prepackaged Chapter 11 Plan of Reorganization, Case No. 24-10621 (the “Plan”), whereby the Company and Fortress Credit Corp. (“Fortress”) agreed in principle to each provide fifty percent (50%) of a new first lien revolving facility in an aggregate committed principal amount of $20.0 million (the “New Revolving Credit Facility”). Over the course of the first seven months of 2025, Airspan borrowed the full amount of the New Revolving Credit Facility, of which $10 million was the Company’s obligation. In August 2025, the Company, Airspan and Fortress agreed to amend the New Revolving Credit Facility to remove the Company as a lender under that agreement and the outstanding amount of $10.0 million was repaid to the Company.

The Company accrued a contingent liability of $5.3 million and $5.0 million, respectively, in Accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 for state and local taxes in a variety of jurisdictions for periods between 2010 and 2023 related to Satcom Direct’s pre-acquisition business activities. While the

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Company believes that the reserve represents the best current estimate of any potential liability in state and local taxes, there can be no assurance that the outcome of discussions with any state taxing authority will not result in the payment of state sales taxes for prior periods, or that the amount of any such payments will not be materially different than the liability currently recorded. Pursuant to the terms of the Purchase Agreement, as of September 30, 2025 and December 31, 2024 the Company has accrued a $5.3 million and $5.0 million, respectively, indemnification receivable in Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets. See Note 2, “Acquisition of Satcom Direct,” for further information on the Purchase Agreement.

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC (“SmartSky”) brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware (the “Court”) alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents recently issued to the plaintiff. The suit seeks compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. On May 29, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC amended their answer and counterclaims in the same suit, alleging that three of the six patents asserted by SmartSky are unenforceable due to inequitable conduct before the U.S. Patent Office. A trial date has been scheduled for November 17, 2025. Claim construction proceedings, fact discovery and expert discovery are completed. A number of dispositive motions were filed on October 25, 2024, and Orders have been issued resolving those motions. SmartSky’s motions were denied. Gogo’s motion for summary judgment of invalidity on one of SmartSky’s asserted patents was granted. The Court has also granted Gogo’s motion for summary judgment of no lost profits and Gogo’s motion to exclude SmartSky’s damages expert’s opinions on lost profits and reasonable royalty damages. We continue to vigorously defend our position in the infringement suit. The outcome of the underlying litigation is inherently uncertain. No amounts have been accrued for any potential losses under this matter, as we cannot reasonably predict the outcome of the litigation or any potential losses.

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

18. Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2025	$(1,757)	$7,324	$5,567
Other comprehensive income (loss) before reclassifications	969	(842)	127
Less: income realized and reclassified to earnings	—	4,734	4,734
Net current period comprehensive income (loss)	969	(5,576)	(4,607)
Balance at September 30, 2025	$(788)	$1,748	$960

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2024	$(934)	$16,730	$15,796
Other comprehensive income (loss) before reclassifications	(126)	1,040	914
Less: income realized and reclassified to earnings	—	11,751	11,751
Net current period comprehensive income (loss)	(126)	(10,711)	(10,837)
Balance at September 30, 2024	$(1,060)	$6,019	$4,959

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
•
the impact of government regulation of communication networks, and the internet (including the ongoing government shutdown);
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

Change in Reportable Segments

As a result of the Company’s acquisition of Satcom Direct, the Company initially had two reportable segments on December 3, 2024: the legacy pre-acquisition operations of the Company and the acquired entities of Satcom Direct. However, during the third quarter of 2025, the Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, started making resource and operating decisions by evaluating the performance and business results of the consolidated company. As such, the Company has a single reportable segment as of September 30, 2025.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Aircraft online (at period end)
ATG AVANCE	4,890	4,379	4,890	4,379
Gogo Biz	1,639	2,637	1,639	2,637
Total ATG	6,529	7,016	6,529	7,016
GEO aircraft online	1,343	11	1,343	11
Average monthly connectivity service revenue per ATG aircraft online	$3,407	$3,497	$3,435	$3,474
ATG units sold	437	214	1,159	703

•
AVANCE aircraft online. We define AVANCE aircraft online as the total number of business aircraft equipped with our AVANCE L5 or L3 system for which we provide ATG services in the last month of the period presented.
•
Gogo Biz aircraft online. We define Gogo Biz aircraft online as the total number of business aircraft not equipped with our AVANCE L5 or L3 system for which we provide ATG services in the last month of the period presented. This number excludes commercial aircraft operated by Intelsat’s airline customers receiving ATG service.
•
GEO aircraft online. We define GEO aircraft online as the total number of aircraft for which we provide GEO broadband services to business aviation customers as of the last day of each period presented. This number excludes aircraft receiving services through GEO satellite networks that are end-of-life and military/government GEO aircraft online.
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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$189,956	$81,857	$582,533	$245,459
Equipment revenue	33,629	18,672	97,397	61,451
Total revenue	223,585	100,529	679,930	306,910
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	91,593	19,051	277,023	55,793
Cost of equipment revenue (exclusive of amounts shown below)	31,032	15,165	88,039	47,383
Engineering, design and development	15,681	9,759	42,078	29,279
Sales and marketing	13,464	8,551	42,415	25,870
General and administrative	27,858	24,917	86,010	61,416
Depreciation and amortization	15,214	4,015	44,474	11,743
Total operating expenses	194,842	81,458	580,039	231,484
Operating income	28,743	19,071	99,891	75,426
Other expense (income):
Interest income	(1,479)	(2,419)	(3,251)	(6,587)
Interest expense	17,681	9,670	50,650	26,193
Change in fair value of earnout liability	15,000	—	18,900	—
Other expense (income), net	(1,896)	(332)	(1,811)	1,286
Total other expense	29,306	6,919	64,488	20,892
Income (loss) before income taxes	(563)	12,152	35,403	54,534
Income tax provision	1,367	1,522	12,484	12,575
Net income (loss)	$(1,930)	$10,630	$22,919	$41,959

Three and Nine Months Ended September 30, 2025 and 2024

Below is a discussion of changes in the results in operations for the three- and nine-month periods ended September 30, 2025 and 2024. The acquisition of Satcom Direct was completed in the fourth quarter of 2024 and as a result, there is no meaningful prior period comparison point.

Revenue:

Revenue and percent change for the three- and nine-month periods ended September 30, 2025 and 2024 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2025	2024	2025 over 2024	2025	2024	2025 over 2024
Service revenue	$189,956	$81,857	132.1%	$582,533	$245,459	137.3%
Equipment revenue	33,629	18,672	80.1%	97,397	61,451	58.5%
Total revenue	$223,585	$100,529	122.4%	$679,930	$306,910	121.5%

Total revenue increased to $223.6 million and $679.9 million, respectively, for the three- and nine-month periods ended September 30, 2025, as compared with $100.5 million and $306.9 million, respectively, for the prior-year periods.

Service revenue increased to $190.0 million and $582.5 million, respectively, for the three- and nine-month periods ended September 30, 2025, as compared with $81.9 million and $245.5 million, respectively, for the prior-year periods due to the current-year periods including service revenue earned as a result of the acquisition of Satcom Direct.

Equipment revenue increased to $33.6 million and $97.4 million, respectively, for the three- and nine-month periods ended September 30, 2025, as compared with $18.7 million and $61.5 million, respectively, for the prior-year periods due to the current-year periods including equipment revenue earned as a result of the acquisition of Satcom Direct.

We expect service revenue to decline in the near term as a result of the expected decline in ATG services sold and increase in the future as additional aircraft come online after the launch of Gogo 5G and Gogo Galileo. We expect equipment revenue to increase in the future driven by growth in sales of Gogo 5G and Gogo Galileo units.

Cost of Revenue:

Cost of revenue and percent change for the three- and nine-month periods ended September 30, 2025 and 2024 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2025	2024	2025 over 2024	2025	2024	2025 over 2024
Cost of service revenue	$91,593	$19,051	380.8%	$277,023	$55,793	396.5%
Cost of equipment revenue	$31,032	$15,165	104.6%	$88,039	$47,383	85.8%

Cost of service revenue increased 380.8% and 396.5% to $91.6 million and $277.0 million, respectively, for the three- and nine-month periods ended September 30, 2025, as compared with $19.1 million and $55.8 million for the prior-year periods due to the current-year periods including cost of service revenue as a result of the acquisition of Satcom Direct.

Cost of equipment revenue increased 104.6% and 85.8% to $31.0 million and $88.0 million, respectively, for the three-month period ended September 30, 2025, as compared with $15.2 million and $47.4 million, respectively, for the prior-year periods due to the current-year periods including cost of equipment revenue as a result of the acquisition of Satcom Direct.

We expect that our cost of equipment revenue will increase with growth in units sold, including Gogo 5G and Gogo Galileo units, following the launch of those products.

Engineering, Design and Development Expenses:

Engineering, design and development expenses increased 60.7% and 43.7% to $15.7 million and $42.1 million, respectively, for the three- and nine-month periods ended September 30, 2025, as compared with $9.8 million and $29.3 million, respectively, for the prior-year periods as a result of the acquisition of Satcom Direct.

We expect engineering, design and development expenses as a percentage of service revenue to decrease, driven by Gogo Galileo development costs and Gogo 5G program spend nearing completion.

Sales and Marketing Expenses:

Sales and marketing expenses increased 57.5% and 64.0% to $13.5 million and $42.4 million, respectively, for the three- and nine-month periods ended September 30, 2025, as compared with $8.6 million and $25.9 million, respectively, for the prior-year periods as a result of the acquisition of Satcom Direct.

We expect sales and marketing expenses as a percentage of service revenue to increase in the near term and remain relatively steady in the long term after the launch and market adoption of the Gogo 5G and Gogo Galileo offerings.

General and Administrative Expenses:

General and administrative expenses increased 11.8% and 40.0% to $27.9 million and $86.0 million, respectively, for the three- and nine-month periods ended September 30, 2025, as compared with $24.9 million and $61.4 million, respectively, for the prior-year periods. The increase for the three-month period is due to the acquisition of Satcom Direct. The increase for the nine-month period is due to the acquisition of Satcom Direct of $14.8 million and an increase in personnel costs of $10.8 million, partially offset by a decrease in legal fees of $6.2 million.

We expect general and administrative expenses as a percentage of service revenue to decrease over time as acquisition and integration activities complete.

Depreciation and Amortization:

Depreciation and amortization expense increased 278.9% and 278.7% to $15.2 million and $44.5 million, respectively, for the three- and nine-month periods ended September 30, 2025, as compared with $4.0 million and $11.7 million, respectively, for the prior-year periods due to amortization expense related to intangible assets obtained in the acquisition of Satcom Direct.

We expect that our depreciation and amortization expense will increase in the future as we launch our Gogo 5G network.

Other Expense (Income):

Other expense (income) and percent change for the three- and nine-month periods ended September 30, 2025 and 2024 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change
	2025	2024	2025 over 2024
Interest income	$(1,479)	$(2,419)	(38.9)%
Interest expense	17,681	9,670	82.8%
Change in fair value of earnout liability	15,000	—	nm
Other expense (income), net	(1,896)	(332)	471.1%
Total	$29,306	$6,919	323.6%

	For the Nine Months Ended September 30,		% Change
	2025	2024	2025 over 2024
Interest income	$(3,251)	$(6,587)	(50.6)%
Interest expense	50,650	26,193	93.4%
Change in fair value of earnout liability	18,900	—	nm
Other expense (income), net	(1,811)	1,286	nm
Total	$64,488	$20,892	208.7%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense increased to $29.3 million for the three-month period ended September 30, 2025 as compared with $6.9 million for the prior-year period due to interest expense on the HPS Term Loan Facility, change in fair value of the earnout liability from the Satcom Direct acquisition and litigation settlement expense, partially offset by the reversal of an expected credit loss reserve and change in fair value of the convertible note investment. Total other expense increased to $64.5 million for the nine-month period ended September 30, 2025 as compared with $20.9 million for the prior-year period due to increased interest expense on the HPS Term Loan Facility, the change in fair value of the earnout liability, and litigation settlement expense, partially offset by the reversal of an expected credit loss reserve and change in fair value of the convertible note investment.

We expect the change in fair value of the earnout liability to fluctuate in the future depending on performance of the Satcom Direct business. We expect our interest expense to fluctuate in the future based on changes in the variable rates associated with our indebtedness. The benefit we receive from our interest rate caps will decrease over time as our hedge notional amount decreases and the strike rate increases. See Note 8, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes:

The effective income tax rate for the three- and nine-month periods ended September 30, 2025 was (242.8)% and 35.3%, respectively, as compared with 12.5% and 23.1%, respectively, for the prior-year periods. For the three- and nine-month periods ended September 30, 2025, our income tax provision was $1.4 million and $12.5 million, respectively, due to consolidated pre-tax income. For the three- and nine-month periods ended September 30, 2024, our income tax provision was $1.5 million and $12.6 million, respectively, due to consolidated pre-tax income. See Note 14, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) acquisition and integration-related costs, including amortization of acquisition-related inventory step-up costs and changes in fair value of the earnout liability, (iii) litigation settlement costs, and (iv) change in fair value of convertible note investment. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude litigation settlement costs from Adjusted EBITDA because this activity is outside of the ordinary course of our operations and does not reflect our operating performance.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA:
Net income (loss) attributable to common stock (GAAP)	$(1,930)	$10,630	$22,919	$41,959
Interest expense	17,681	9,670	50,650	26,193
Interest income	(1,479)	(2,419)	(3,251)	(6,587)
Income tax provision	1,367	1,522	12,484	12,575
Depreciation and amortization	15,214	4,015	44,474	11,743
EBITDA	30,853	23,418	127,276	85,883
Stock-based compensation expense	6,662	5,030	18,520	14,755
Change in fair value of earnout liability	15,000	—	18,900	—
Acquisition and integration-related costs(1)	2,856	6,654	12,956	6,654
Amortization of acquisition-related inventory step-up costs	748	—	2,244	—
Litigation settlement costs	500	—	500	—
Change in fair value of convertible note investment	(458)	(323)	(458)	1,239
Adjusted EBITDA	$56,161	$34,779	$179,938	$108,531

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$46,804	$25,134	$115,987	$79,740
Consolidated capital expenditures	(22,626)	(8,196)	(34,732)	(18,894)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	3,374	1,120	3,783	1,215
Proceeds from interest rate caps	3,000	6,536	9,088	19,454
Free cash flow	$30,552	$24,594	$94,126	$81,515

(1) For the three months ended September 30, 2025, figure consists of integration-related advisory fees of $0.7 million and severance and other compensation-related costs of $2.2 million. For the nine months ended September 30, 2025, figure consists of integration-related advisory fees of $6.1 million and severance and other compensation-related costs of $6.9 million.

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
•
Adjusted EBITDA does not reflect litigation settlement costs;
•
Adjusted EBITDA does not reflect the change in fair value of convertible note investment or earnout liability;
•
Free Cash Flow does not represent the total increase or decrease in our cash balance for the period; and
•
since other companies in industries related to ours may calculate these measures differently from the way we do, their usefulness as comparative measures may be limited.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$115,987	$79,740
Net cash used in investing activities	(23,473)	(3,225)
Net cash used in financing activities	(1,108)	(38,902)
Effect of foreign exchange rate changes on cash	328	29
Net increase in cash, cash equivalents and restricted cash	91,734	37,642
Cash, cash equivalents and restricted cash at the beginning of period	42,304	139,366
Cash, cash equivalents and restricted cash at the end of period	$134,038	$177,008
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$134,038	$177,008
Less: current restricted cash	72	—
Less: non-current restricted cash	394	330
Cash and cash equivalents at the end of the period	$133,572	$176,678

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

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. No shares were repurchased during the nine-month period ended September 30, 2025. During the nine-month period ended September 30, 2024, we repurchased an aggregate 3.6 million shares of our common stock for $30.8 million. As of September 30, 2025, approximately $12.1 million remains available under the share repurchase program.

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

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committees of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The aggregate notional amount of the interest rate caps as of September 30, 2025 is $250.0 million. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the latest reduction of $100.0 million having occurred on July 31, 2025. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 10, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net income	$22,919	$41,959
Non-cash charges and credits	97,032	43,982
Changes in operating assets and liabilities	(3,964)	(6,201)
Net cash provided by operating activities	$115,987	$79,740

For the nine-month period ended September 30, 2025, net cash provided by operating activities was $116.0 million as compared with $79.7 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $34.0 million improvement in net income and non-cash charges and credits, as noted above under “Results of Operations — Three and Nine Months Ended September 30, 2025 and 2024.”
•
A $2.2 million improvement in cash flows related to operating assets and liabilities resulting from:
o
An increase in cash flows due to changes in inventories due to an increase in equipment revenue and a decrease in purchases.
o
Partially offset by a decrease in cash flows due to the following:
▪
Changes in accounts payable due to timing of payments;
▪
Changes in deferred revenue due to the recognition of revenue where cash was previously collected; and
▪
Changes in account receivable due to the timing of receipts.

Cash flows used in Investing Activities:

Cash used in investing activities was $23.5 million for the nine-month period ended September 30, 2025, due to $34.7 million of capital expenditures noted below and a $1.6 million payment for net working capital adjustments relating to the purchase of Satcom Direct, partially offset by $9.1 million of proceeds from interest rate caps and $3.8 million of proceeds received from the FCC Reimbursement Program associated with the reimbursement of capital expenditures.

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

Cash flows used in Financing Activities:

Cash used in financing activities for the nine-month period ended September 30, 2025 was $1.1 million due to principal payments on the HPS Term Loan Facility, partially offset by proceeds from stock-based compensation activities.

Cash used in financing activities for the nine-month period ended September 30, 2024 was $38.9 million, due to share repurchases, principal payments on the 2021 Term Loan Facility and stock-based compensation activities.

Capital Expenditures

Our operations require capital expenditures associated with the expansion of our ATG network and data centers. We capitalize software development costs related to network technology solutions and new product/service offerings. We also capitalize costs related to the build-out of our office locations.

Capital expenditures for the nine-month periods ended September 30, 2025 and 2024 were $34.7 million and $18.9 million, respectively, due to the build out of the Gogo 5G and LTE networks and Gogo Galileo.

We expect that our capital expenditures will increase in the near term due to the build out of the LTE network related to the FCC Reimbursement Program. This increase related to the LTE network is expected to be partially offset by reimbursements from the FCC. We expect that our capital expenditures will decrease over time as this program is completed.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both September 30, 2025 and December 31, 2024 primarily included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under each of the 2021 Facilities (if any) and the HPS Term Loan Facility. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of September 30, 2025, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of September 30, 2025 was $250.0 million. Based on our September 30, 2025 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $6.1 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 2.25% and the $50 million reduction in the notional amount and an increase of the strike rate to 2.75% that will occur on July 31, 2026. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $8.5 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three- and nine-month periods ended September 30, 2025 and 2024 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to material weaknesses in internal control over financial reporting which, as previously disclosed in Part II, Item 9A “Controls and Procedures” in the 2024 10-K, existed as of December 31, 2024 and, as discussed below, continued to exist as of September 30, 2025.

Notwithstanding the ineffective disclosure controls and procedures due to the material weaknesses in internal control over financial reporting, our Chief Executive Officer and the Chief Financial Officer have concluded that the consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 excludes the acquisition of Satcom Direct which was acquired on December 3, 2024, and whose financial statements constitute approximately 47% of total assets and 55% of total revenue of the consolidated financial statement amounts of the Company as of and for the nine-month period ended September 30, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Despite the exclusion of Satcom Direct from our assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, we identified a material weakness in controls over the financial close and reporting process and controls over purchase accounting as a result of the Satcom Direct acquisition. This was the same material weakness that we previously identified as of December 31, 2024. Specifically, there were insufficient effective controls in place to ensure the completeness and accuracy of Satcom Direct’s financial reporting information that is consolidated into Gogo’s financial statements. This material weakness was due to the following deficiencies at Satcom Direct:

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

c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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
Date: November 6, 2025
/s/ Christopher Moore
Christopher Moore
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Zachary Cotner
Zachary Cotner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)