Form 10-K
period 2025-12-31
Gogo Inc.
filed 2026-02-27
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $1,142,289,746 based upon the closing price reported for such date on the NASDAQ Global Select Market.

As of February 20, 2026, 134,681,898 shares of $0.0001 par value common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

Gogo Inc.

INTRODUCTORY NOTE

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, references to: (i) “we,” “us,” “our,” “Gogo,” or the “Company” refer to Gogo Inc. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the term means only Gogo Inc. exclusive of its subsidiaries; and (ii) “fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal year ended December 31. Unless otherwise indicated, information contained in this Annual Report on Form 10-K is as of December 31, 2025. We have made rounding adjustments to reach some of the figures included in this Annual Report on Form 10-K and, unless otherwise indicated, percentages presented in this Annual Report on Form 10-K are approximate.

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
•
our development and fixed-price contracts;
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
•
the impact of adverse economic conditions and geopolitical instability;
•
our ability to fully utilize portions of our deferred tax assets;
•
the impact of global climate change and other sustainability-related matters; and

•
our ability to evaluate or pursue strategic opportunities.

Risks Related to Our Technology and Intellectual Property

•
our recently-deployed Gogo 5G and Gogo Galileo services may not compete well in the market or face problems relating to implementation;
•
our ability to innovate next-generation technologies and provide products and services useful to our customers and passengers without delay in developing or deploying such technologies, products and services;
•
our ability to maintain our rights to use our licensed 4MHz of ATG spectrum in the United States and obtain rights to additional spectrum if needed;
•
the impact of service interruptions or delays, cybersecurity incidents, technology failures, equipment damage or system disruptions or failures;
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
•
risks associated with participation in the Federal Communications Commission’s (“FCC”) Supply Chain Reimbursement Program;
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
•
the impact of an identified material weakness in our internal control over financial reporting; and

•
the impact of anti-takeover provisions, ownership provisions and certain other provisions in our charter, our bylaws, Delaware law, and our existing and any future credit facilities.

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

Item 1. Business

Company Overview

Gogo Inc. (“Gogo”, the “Company”, “we” or “us”) is the only multi-orbit, multi-band in-flight connectivity provider offering connectivity technology purpose-built for business and military/government aviation. We have a holistic approach of providing broadband connectivity services to our customers from small to large aircraft and heavy jets through our air-to-ground (“ATG”) technology and integrated low earth orbit (“LEO”) and geostationary earth orbit (“GEO”) satellite solutions provided by multiple satellite constellations owned by our satellite network partners. We aim to deliver to our customers consistent, global tip-to-tail connectivity with a suite of software, hardware, and advanced infrastructure supported by a 24/7/365 in-person customer support team to fit their every need.

By leveraging our multi-orbit, multi-band in-flight connectivity solutions, our global footprint, including a mature sales force and technical support, we can provide our customers with essential market access, speed, bandwidth, greater reliability, redundancy, and responsiveness that they need around the world. Our connectivity solutions are used by business and military/government aviation customers in over 100 countries, many of which view our products and services as critical to their daily operations and integral to their communications and business infrastructure. We also serve our growing military/government customer base by providing cost-effective, turnkey in-flight connectivity that integrates innovative, commercially proven technologies and software to deliver mission-tailored capabilities.

We believe that, with our innovative solutions and tailored customer service, we are well-positioned to compete in the evolving in-flight connectivity market, which is undergoing significant change driven by several catalysts. The most significant technological advancement that is driving change in our industry today is the introduction of LEO satellite technology, which provides, among other things, a global service offering, higher capacity, and lower latency than currently available alternatives. Further, we believe that demand for in-flight connectivity will continue to increase because of changes in the demographics of our customer base, the proliferation of social applications, and lifestyle changes that remain in a post-COVID world, such as videoconferencing and live streaming.

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

Our Strategy and our Solutions

Our business strategy is to be a global satellite network integrator and facilitator by developing innovative technological and business solutions addressing the specific needs of our business and military/government customers – making connectivity accessible, available, and secure worldwide. Our technological expertise and deep understanding of the in-flight connectivity market, built over decades of leadership in our industry, places us in a prime position for continued growth over the coming decade.

The following are the primary solutions that enable us to pursue our strategy:

•
Gogo Galileo: We commercially launched the first global LEO broadband satellite service purpose-built for business aviation (“Gogo Galileo”) in the first quarter of 2025. Gogo Galileo uses an electronically steered antenna (“ESA”), specifically designed with Hughes Network Systems, LLC (“Hughes”) to address a broad range of business aviation and military/government aircraft, operating on a LEO satellite network operated by Network Access Associates, Ltd. (“Eutelsat OneWeb”). We believe that Gogo Galileo, in combination with or as an alternative to our ATG and GEO services, will allow us to penetrate the North American market and provide an upgrade path and an additional product for our existing ATG and GEO customer base. In addition, we believe that Gogo Galileo will allow us to penetrate the business aviation and military/government markets outside of North America, where there has been a lower adoption rate of in-flight connectivity. The launch of Gogo Galileo augments our combined product and service offerings for ATG broadband, GEO broadband, and narrowband satellite services, as described below.
•
ATG Broadband Service: Gogo is the leading provider of in-flight connectivity in the ATG broadband market in North America. Gogo started in analogue ATG technology in the late 1990s, then, as analogue cellular backhaul disappeared, migrated to narrowband satellite connectivity in the early 2000s, and then back to ATG with our digital broadband networks beginning in 2010. We continue to augment our ATG broadband connectivity services through the addition of our fourth ATG broadband network (Gogo 5G), which we launched in the fourth quarter of 2025. We are also actively working with a subset of our customers utilizing our AVANCE products and legacy Gogo Biz ATG airborne system to transition to an AVANCE system compatible with a new LTE network. We anticipate this subset of customers will see improved performance because of this network transition, which is expected to occur in 2026. The cost for the transition to the new LTE network is offset by our participation in the FCC Secure and Trusted Communications Networks Reimbursement Program (the “FCC Reimbursement Program”).
•
GEO Broadband Service: We partner with industry satellite network operators to deliver GEO Ku- and Ka-band services. Our combined product offerings allow us to integrate and offer network agnostic solutions, providing customers with GEO satellite services utilizing networks provided by operators, including, among others, SES S.A. (“SES”) and Viasat, Inc. (“Viasat”).
•
Narrowband Satellite Services: Since our initial migration to narrowband satellite connectivity in the early 2000s, we continue to provide narrowband satellite services to customers in North America and internationally. We now provide this narrowband satellite service through reseller agreements with satellite providers, including Iridium Satellite LLC (“Iridium”) and Viasat.

As of December 31, 2025, we had approximately 1,321 activated GEO broadband business aviation customer aircraft and 6,402 line-replaceable units (“LRUs”) for our ATG broadband services, of which approximately 4,956 were equipped with AVANCE.

Our Products, Services and Customer Support

We accomplish our mission as the world’s only multi-orbit, multi-band in-flight connectivity provider, by delivering secure and reliable in-flight connectivity solutions for business and military/government aviation customers, and by offering a comprehensive portfolio of products and services consisting of our in-flight systems, in-flight services, aviation partner support, engineering, design and development services, and production operations functions.

In-Flight Systems. Across both our business aviation and military/government customer bases, our customers have a broad range of equipment choices for their in-flight systems, which allows us to provide a solution based on geography, mission, size of aircraft and passenger preference. Customers can select a variety of different products such as our AVANCE platforms, Gogo Galileo, Plane Simple®, Satcom Direct Router (“SDR”), SD PRO®, FlightDeck Freedom, and other products to fit their needs.

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

Infrastructure. The infrastructure supporting our in-flight connectivity services consists of our networks, towers, cybersecurity software, and data centers. We currently operate a terrestrial network using 3 MHz of licensed spectrum in the 800 MHz band and approximately 260 terrestrial cell sites in the lower 48 states and parts of Alaska and Canada. We have 170 cell sites that comprise our 5G terrestrial network in the lower 48 states to support Gogo 5G. We also manage a network operating center and data center in Melbourne, Florida along with licensed data sites strategically placed around the world to support our global customer base.

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

Given our highly specialized technology and required production levels, we design, assemble and test our airborne LRUs, SDRs and Plane Simple® terminals in-house, while relying on third parties to manufacture specific components based on our design specifications. We also rely on third parties to manufacture our antennas and generally share antenna design responsibilities and intellectual property with these vendors. Our manufacturing and repair facilities located in the U.S. and in Canada are respectively certified by the Federal Aviation Administration (“FAA”) and Transport Canada Civil Aviation.

Our Customers and Distribution Partners

Business Aviation Customers

We provide in-flight connectivity services to a variety of customers needing connectivity, but our end-users are primarily aircraft owners/operators. As of December 31, 2025, our market was comprised of approximately 27,000 business aircraft in North

America, of which approximately 30% have broadband connectivity, and approximately 15,000 business aircraft in the rest of the world, of which approximately 7% have broadband connectivity. As of December 31, 2025, we had approximately 8,050 customers. Our top ten customers accounted for approximately 29% of our 2025 service revenue (excluding service revenue earned under a network sharing agreement with Intelsat Jackson Holdings S.A. (acquired by SES), and no customer accounted for more than 10% of our revenue in 2025.

We also sell directly to every OEM of business aviation aircraft, including Bombardier, Dassault Falcon, Embraer, Gulfstream, Pilatus, and Textron Aviation. In the aftermarket, we sell through a global distribution network of approximately 140 independent dealers with approximately 220 locations who are certified by the FAA and EASA as Maintenance and Repair Organizations. Our independent dealers market, resell, and obtain FAA, EASA-required supplemental type certificates (“STC”) for our equipment. Our customers also include fractional jet operators such as Avcon Jet, Lux Aviation, NetJets, and VistaJet, charter operators, corporate flight departments, and individuals owning aircraft.

Military and Civilian Government Customers

Similar to our provision of services for our business aviation customers, we offer a full range of satellite connectivity options for voice, data, and video applications on land, at sea, and in the air for our global military/government customers. Our military/government team services both U.S. and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. federal government, other members of the North American Treaty Organization, and foreign heads of state.

Many of our military/government contracts are subject to a competitive bid process and are awarded based on technical merit, personnel qualifications, experience and price. We also receive some contract awards involving special technical capabilities on a negotiated, noncompetitive basis due to our unique mix of communication products, satellite services, engineering capabilities and technical expertise in specialized areas. Our military/government contracts usually require performance over a period of several months to multiple years. Our long-term contracts may be impacted based on when government appropriated funds are available and to what level, which may result in a delay, reduction or termination of these contracts.

Our eligibility to perform under our military/government contracts requires us to maintain adequate security measures. We have implemented security procedures that we believe adequately satisfy the requirements of our federal government contracts.

We believe that growth in our military/government customer base will be driven in the coming years by increasing reliance on satellite connectivity for military operations, continued increases in demand for resilient and redundant communications, and growing demand for digitization of military infrastructure.

Competitive Differentiators

We believe Gogo is uniquely positioned to action on our business aviation and military/government customers’ needs for fast, resilient, redundant and global connectivity, due in part to the competitive differentiators described below:

Our Product Platform. Our product platform includes three components: networks, antennas, and airborne equipment and software. The comprehensiveness and flexibility in our product platform allow us to align our value proposition with our customers’ priorities and identify solutions based on geography, mission, size of aircraft and passenger preference. For example, our AVANCE and SDR platforms are software-centric and designed to be fungible because both platforms include hardware built with common components that operate on a single operating system across multiple devices.

Our Distribution Relationships. We believe that our distribution network, which sells our products and services to business aviation and military/government customers, is unmatched in our industry. Our distribution partners include every OEM of business aviation aircraft and a global aftermarket network of approximately 150 dealers with approximately 240 locations, many of whom we have worked with for decades. Of these distributors, approximately six sell primarily to global military/government customers. We provide our distributors with support services, including assistance with coordinating end user sales and marketing, strategic planning and training, and second-tier customer support, as well as helping them market our products and services and respond to new business opportunities. As a result, we have trusted relationships with our distribution partners and a proven track record of generating revenues and profits for them, and they have trust and confidence in our ability to continue to do so. This facilitates our sales and our speed to market as our distribution partners are willing to invest in marketing and certification efforts for our equipment.

Purpose-Built for Aviation. Our products are specifically designed to meet the unique demands of the business aviation industry, distinguishing them from off-the-shelf commercial alternatives. Unlike standardized solutions, our products are engineered with aviation-grade reliability, safety, and performance in mind, ensuring seamless integration with complex aircraft systems. This industry-specific focus allows us to provide customized, high-performance solutions that align with the operational and regulatory requirements of business aviation. In addition, we leverage our nimble business aviation products and services to meet the demands and requirements of many of our military/government customers’ needs without expending additional resources and time creating specific military/government solutions.

To support our specialized product offerings for all of our customers, we maintain a global sales force with deep expertise in the aviation industry. By combining purpose-built products with a knowledgeable and dedicated sales team, we differentiate ourselves in the market, ensuring that our solutions are well-suited to the precise needs of the business aviation and military/government industries.

Our Innovative Culture. We continuously innovate and have a strong track record of innovation in our equipment and service offerings. As of February 1, 2026, we held approximately 587 U.S. and international patents, most of which relate to network technology. We pioneered and have led innovation in our industry for nearly 30 years, as evidenced by the advancements in our ATG network, AVANCE platform, SDR platform, Plane Simple® GEO broadband antennas, Galileo ESA Ku-broadband antennas, and ancillary software service offerings such as FlightDeck Freedom and SDPro®. We also have created a one-of-a-kind end to end secure connectivity system for our military/government customers through our owned data center, user devices, and terminals.

Competition

With respect to the provisioning of our services to the business aviation and military/government markets, we compete against both equipment-providers and GEO- and LEO-satellite based telecommunications service providers, as well as resellers of the above, including but not limited to Honeywell Aerospace, Collins Aerospace, SES, SpaceX, and ViaSat. We also compete with government communications service providers and manufacturers of defense electronics products, systems, or subsystems, including but not limited to BAE Systems, General Dynamics, Telesat, L3Harris, Echostar (Hughes Network Systems), Northrop Grumman, and similar companies for certain contracts tendered to military/government customers.

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

Federal Aviation Administration

The FAA prescribes standards and certification requirements for the manufacturing of aircraft and aircraft components, and certifies repair stations to perform aircraft maintenance, preventive maintenance and alterations, including the installation and maintenance of aircraft components. Each type of aircraft operated in the United States under an FAA-issued standard airworthiness certificate must possess an FAA Type Certificate, which constitutes approval of the design of the aircraft type based on applicable airworthiness standards. When a party other than the holder of the Type Certificate develops a major modification to an aircraft already type-certificated, that party must obtain an FAA-issued Supplemental Type Certificate (“STC”) approving the design of the modified aircraft type. The dealers and Original Equipment Manufacturers (“OEMs”) to which we sell our equipment are generally responsible for obtaining STCs for each aircraft type on which our equipment will be installed, and we support them in those efforts. Separate STCs typically are required for different configurations of the same aircraft type, such as when they are configured differently for different owners and operators.

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

U.S. Department of Transportation

The U.S. Department of Transportation (“DOT”) established an Advisory Committee on Accessible Air Transportation to negotiate and develop a proposed rule concerning accommodations for passengers with disabilities in three basic areas, including in-flight entertainment (“IFE”) and closed captioning of IFE. The Committee issued a resolution in late 2016 that included its recommendations to the DOT for a rule on IFE. However, since a final rule on IFE has not yet been issued, it is unclear how, if at all, it may impact Gogo. According to the Agency Rule List – Spring 2025 posted by the Office of Information and Regulatory Affairs, Office of Management and Budget, the rulemaking about accessible IFE is a long-term action.

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

In 2023, the FCC adopted regulations, including broadband labeling and digital discrimination rules, that apply to broadband Internet access service. Although those rules remain in effect, in November 2025, the FCC issued a notice of proposed rulemaking seeking comment on eliminating and revising its broadband labeling requirements. In May 2024, the FCC classified broadband Internet access service as a common carrier “telecommunications service” and imposed network neutrality restrictions on blocking access to lawful content, applications, services or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind; or prioritizing the content and services of broadband providers’ affiliates. In January 2025, the U.S. Court of Appeals for the Sixth Circuit found that broadband Internet access service is a non-common carrier “information service” under the Communications Act, thereby overturning the FCC’s network neutrality rules. To the extent future legislation by Congress or state legislatures, further litigation in federal or state courts, or new regulations by the FCC further restrict reasonable network management, impose network neutrality rules, or determine that any of our services qualify as broadband Internet access service, our business may be affected.

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

Our 1 MHz ATG license obtained in 2013 from LiveTV Airfone, LLC was also originally issued on October 31, 2006, for a renewable 10-year term, although there was no specific “substantial service” obligation attached to this license. Our application to renew this license was subsequently granted for an additional 10-year term. On August 3, 2017, the FCC released an order that, among other things, revised the wireless license renewal rules. As a result of this order, which applies to the industry generally, all licensees will need to make a showing (or certification) at renewal to demonstrate that the licensee provided and continues to provide service to the public. Because the 1 MHz ATG license has no construction or substantial service requirement, it is not currently clear what level and length of service the FCC will find adequate when considering the next renewal of the 1 MHz ATG license in 2026. Renewal applications for both ATG licenses must be filed by October 31, 2026.

The service and technical rules that apply to our ATG licenses are mainly located in Part 22 of the FCC’s rules. In 2022, the FCC issued Gogo a waiver of the power measurement rule applicable to the ATG licenses, and the grant of that waiver included various conditions, including the filing of a petition for rulemaking proposing any suggested updates to the FCC rules applicable to our ATG licenses. Gogo filed that petition for rulemaking in 2022, including updating the ATG rules where Gogo had received previous waivers and other minor technical rule changes. The FCC issued a notice of proposed rulemaking in 2025 seeking comment on rule changes that largely aligned with Gogo’s proposals. The FCC can now move forward with adopting the proposed rule changes.

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

Equipment Certification

We may not operate, lease, sell, market or distribute any radio transmission equipment used in the provision of our services unless such equipment is compliant with the FCC’s equipment authorization and relevant technical rules. We have the required FCC equipment authorizations for our services in the United States. We continue to obtain and assess certifications required for equipment currently used in the provisioning of our services outside of the United States. In particular, the Company has undertaken a comprehensive analysis of required equipment certifications in global markets in connection with the global launch of Gogo Galileo. To mitigate national security risks posed by foreign adversaries, over the past year, the FCC has updated or proposed new equipment authorization rules to strengthen restrictions on covered equipment and expand compliance obligations across the communications supply chain. This has included additions to its list of covered communications equipment or services deemed to pose a national security risk. We continue to monitor these developments and assess for impacts on our business.

Government Contracts

As a government contractor, we must comply with laws and regulations relating to U.S. Government and other governments’ contracts, including foreign governments. We are also subject to a variety of acquisition regulations that govern our ability to be reimbursed for costs under government contracts and foreign contracts. Other government contracting regulations require compliance with cybersecurity requirements, prohibit the use of certain telecommunications equipment from identified companies, require a written code of business ethics and conduct, and more. In addition, our government contracts may allow the government or prime contractors to terminate any of our government contracts and subcontracts either without cause or for default based on our performance.

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

We must comply with certain Communications Act and FCC privacy and data security rules for our services, including certain provisions applicable to customer proprietary network information (“CPNI”). Effective March 2024, the FCC adopted additional CPNI and cybersecurity rules requiring disclosures of applicable data breaches to the FCC, federal law enforcement, and customers, which may affect our business. Additionally, as a U.S. Government contractor, we recognize our obligations under various Executive Orders regarding cybersecurity, which mandate federal contractors to implement heightened security measures to protect critical infrastructure. As a provider of communication services, we ensure that our cybersecurity practices align with federal guidelines, including those specified by the National Institute of Standards and Technology (“NIST”) and the Federal Information Security Modernization Act (“FISMA”), to protect sensitive government data from cyber threats.

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

Certain states have also enacted specific comprehensive privacy laws to which we may be subject. For example, the California Consumer Privacy Act (“CCPA”), provides broad privacy rights for California consumers, including, among others, the right to obtain copies of their personal information collected in the past 12 months, the ability to opt out from the sale of personal information or the sharing of personal information for targeted advertising purposes, and the right to request the deletion of personal information. The CCPA also imposes compliance requirements on companies that do business in California and collect personal information from consumers, including, among others, notice, consent and service provider requirements. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. New regulations under the CCPA requiring risk assessments and cybersecurity audits and regulating the use of automated decision-making technology were finalized in 2025 and took effect in January 2026, with staggered future deadlines for some provisions.

Nearly two dozen state privacy laws have come into effect since 2020. These laws provide broad new privacy rights for consumers in these states, including the right to opt out of targeted advertising and certain profiling activities.

Congress and other state legislatures have also been considering additional legislation relating to privacy, artificial intelligence and data breaches. Should any additional laws be enacted, they could affect our business.

To the extent we collect personal information of residents of other countries, we may be subject to the data protection regulations of the relevant countries. The General Data Protection Regulation (“GDPR”) of the European Union (“EU”) has imposed more restrictive privacy-related requirements for entities outside the EU that (i) have an establishment in the EU, (ii) offer goods or services targeted at European data subjects, or (iii) monitor the behavior of European data subjects. EU member states also have some flexibility to supplement the GDPR with their own laws and regulations and may apply stricter requirements for certain data processing activities. Additionally, in Canada, the Personal Information Protection and Electronic Documents Act of 2000 (“PIPEDA”) and substantially similar provincial laws may impose data privacy and security obligations on the processing of personal data. The regulation of data privacy and security in other jurisdictions continues to evolve.

In addition, certain countries have laws that restrict the transfer of personal information outside of such countries. For example, Switzerland, the United Kingdom and the member states of the EU impose restrictions on transferring such data to countries, including the U.S., that they do not deem to offer a similar standard of protection as they require. Certain mechanisms apply under Swiss, United Kingdom and EU member state laws, such as Binding Corporate Rules (“BCRs”) and Standard Contractual Clauses (“SCCs”), that permit the cross-border transfer of personal information to countries that are not deemed adequate, if implemented alongside certain safeguards including transfer impact assessments. EU data protection authorities continue to refine their perspectives on the supplementary measures that may be needed when relying on the SCCs. Depending on the supplementary measures that may need to be taken to support transfers and implement the SCC, our ability to lawfully transfer personally identifiable information out of relevant jurisdictions to the United States or other jurisdictions may be impacted.

Other countries, such as Australia, Brazil, China, India and Russia have also implemented, amended or been considering legislation regarding data protection, data security, breach notification and data transfers/localization. For instance, China has adopted new requirements for data transfers outside of China and India recently finalized its Digital Personal Data Protection Act regulations. Such laws may affect our business and, should any additional laws be enacted in countries in which we do business, those laws may also affect our business.

Truth in Billing and Consumer Protection

The FCC’s Truth in Billing rules require full and fair disclosure of all charges on customer bills for telecommunications services, except for broadband Internet access services. Thus, these rules apply to our satellite-based services. This disclosure must include brief, clear and non-misleading plain language descriptions of the services provided. States also have the right to regulate wireless carriers’ billing; however, we are not currently aware of any states that impose billing requirements on ATG services. In July 2025, the FCC announced it was reviewing its Truth in Billing rules and sought comment on whether the rules remain necessary to protect consumers and whether updates are warranted. We are monitoring for potential updates to these rules any impacts on our obligations.

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

FCC Reimbursement Program

In July 2022, the Company was notified that it was approved for participation in the FCC Supply Chain Reimbursement Program (“FCC Reimbursement Program”), a program designed by the FCC at the direction of Congress to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services from their networks that have been deemed to pose a national security risk. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment, and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to an initial shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount was initially allocated to the Company under the program. In December 2024, the Fiscal Year 2025 National Defense Authorization Act (“FY 2025 NDAA”) was signed into law, authorizing the FCC to borrow funds from the U.S. Treasury sufficient to fully fund the FCC Reimbursement Program. Since then, the FCC has allocated the remaining funding to the Company up to its fully approved amount of approximately $334 million.

Program participants are subject to a number of conditions and requirements under the FCC’s rules. The Company complied with the requirement to submit a reimbursement request prior to the initial July 2023 deadline and received its first disbursement of funds in July 2023, setting an initial one-year deadline to complete the removal, replacement and disposal of covered equipment. The rules permit participants to petition the FCC for one or more six-month extensions of the completion deadline. Due to a number of factors, including supply chain disruptions (e.g., manufacturing and testing delays for specialized equipment), the insufficiency of FCC funding prior to the passage of the FY 2025 NDAA, and the operational and logistical complexity of replacing airborne equipment, the Company was unable to complete the project by the July 2024 deadline, and has sought and been granted two extensions. On May 8, 2025, the FCC established a new program-wide completion deadline of May 8, 2026, for all Priority 1 participants, which includes the Company. The Company expects to require additional extensions past that date.

As of February 1, 2026, the Company has filed approximately $98.4 million in claims and received approximately $97.8 million in reimbursements.

Intellectual Property

We rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual restrictions to protect intellectual property and proprietary technology owned or used by us.

We have patented certain of our technologies in the United States and certain countries outside of the United States. As of February 1, 2026, we held at least 169 U.S. patents expiring on dates ranging from October 2026 to November 2043, and at least 418 foreign patents expiring on dates ranging from June 2026 to September 2047. We do not believe that our business is dependent to any material extent on any single patent or group of patents that we own. We also have a number of patent applications pending both in and outside of the United States, and we will continue to seek patent protection in the United States and certain other countries to the extent we believe such protection is appropriate and cost-effective.

We consider our brands to be important to the success of our business and our competitive position. We rely on both trademark registrations and common law protection for trademarks. Our registered trademarks in the United States and certain other countries include, among others, “Gogo,” “Gogo 5G,” “Gogo Galileo,” “Gogo Biz,” “Gogo Vision,” “Satcom Direct,” “SD Government,” “SD Pro,” “FlightDeck Freedom” and “Plane Simple,” although we may not maintain all marks and have not yet obtained registrations for our most important marks in all markets in which we currently do business or intend to do business in the future. Generally, the protection afforded for trademarks is perpetual, if they are renewed on a timely basis, if registered, and continue to be used properly as trademarks.

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
•
Inclusive Workplace: Gogo seeks to create an environment where each individual’s uniqueness is respected, and which allows for a sense of inclusion and belonging. We remain committed to having an inclusive workforce with a broad range of knowledge, skills, backgrounds and perspectives. To aid this effort, our initiatives include raising awareness of unconscious bias and investing in and expanding our engagement with students at colleges and universities.

The efforts outlined above are supported by our dedicated human resources team and led by our Chief Administrative Officer, who is responsible for developing and executing our human capital strategy and regularly updates our Board of Directors and senior management on the operation and status of our human capital activities.

As of December 31, 2025, we employed approximately 680 individuals worldwide, with 81% of our workforce located in the United States, and no employee was covered by a collective bargaining agreement with a union.

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

Our principal executive office is located at 105 Edgeview Dr., Suite 300, Broomfield, CO 80021. Our telephone number is (303) 301-3271. Our primary website addresses are www.gogoair.com and https://sdgov.gogoair.com.

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

Our business is dependent on our ability to continuously attract and retain users of our connectivity and other service offerings, and we cannot be certain that we will be successful in these efforts or that customer retention levels will not materially decline. For the fiscal years ended December 31, 2025, 2024, and 2023, the service we provided (which excludes service provided on commercial aircraft under an ATG network sharing agreement with Intelsat) generated approximately 84%, 80%, and 78% of our revenue from operations, respectively. A significant portion of such service revenue is generated through individual subscription agreements with our customers that cover a single or small number of aircraft, with the remainder generated through subscription agreements with certain fractional or charter operators covering larger fleets of aircraft. These agreements are generally between one and three years in duration but can be longer. As such, we have no assurance that any of such customers will renew their existing agreements with us upon expiration on comparable terms or at all, including as a result of a lack of demand or dissatisfaction with our services or the availability of superior or less expensive alternatives in the market. To the extent that our subscribers terminate or fail to renew their contracts with us for any reason, our business prospects, financial condition and results of operations may be materially adversely affected.

We have in the past, and may in the future, experience periods of reduced usage of our services by our customers, which could adversely impact our results of operations and profitability.

We are reliant on our key OEMs and dealers for equipment sales.

Revenue from equipment sales accounted for approximately 15%, 18%, and 20% of our revenue for the fiscal years ended December 31, 2025, 2024, and 2023, respectively. More than 90% of our equipment revenue in each such fiscal year was generated from contracts with OEMs and after-market dealers. Almost all of our contracts with OEMs and dealers are terminable at will by either party on short notice. If one or more key OEMs or dealers terminates its relationship with us for any reason or our contract expires and is not renewed, our business and results of operations may be materially and adversely affected. In addition, pursuant to many of our contracts with our OEM distribution partners, we have agreed to deliver equipment and/or services, including equipment and services not yet in production, for a fixed price and, accordingly, take the risk of any cost overruns or delays in the completion of the design and manufacturing of the product. Certain of our contracts with our OEMs also include provisions that, under specified circumstances, entitle them to the benefit of certain more favorable provisions than included in other equipment contracts, including with respect to pricing. These provisions, some of which have retroactive effect, may limit the benefits we realize from contracts containing such provisions. Our inability to identify and offer improved terms to a distribution partner or customer in accordance with such a provision could negatively affect our relationship with that distribution partner or customer or give rise to a claim that we are in breach of such contract.

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

Our distribution partners may be materially adversely impacted by economic downturns and market disruptions. See “—Adverse economic conditions, including economic slowdowns, and geopolitical instability may have a material adverse effect on our business.” In anticipation of changing economic conditions, OEMs in particular may be more conservative in their production, which may reduce our market opportunities. Further, unfavorable market conditions could cause one or more of our OEMs or dealers to file for bankruptcy, which may have a material adverse effect on our business, financial condition and results of operations.

We depend upon third party satellite networks providers, which are single-source providers, for our satellite services.

Our satellite service revenue relies on the satellites of third parties. These satellites utilize highly complex technology, operate in the harsh environment of space and are subject to significant operational risks while in orbit. Risks include malfunctions (commonly referred to as anomalies), such as malfunctions in the deployment of subsystems and/or components, interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies can occur due to various factors, including satellite manufacturer error, problems with the power or control sub-system of a satellite or general failures caused by the harsh space environment. The satellites provided by third parties that we use to provide satellite services have experienced various anomalies in the past and will likely experience anomalies in the future. While some anomalies are covered by insurance policies, others may not be covered or may be subject to large deductibles. In addition, any contractual remedies may be insufficient to cover any related losses. Failures by, or degradations of the satellite performance of, our satellite network providers could affect our business, financial condition and results of operations.

We depend upon third parties, many of which are single-source providers, to manufacture equipment components, provide services for our network, and install and maintain our equipment.

We rely on third-party suppliers for equipment components and services that we use to provide our services. Our suppliers range in size and scale from large to small and may have differing levels of access to capital and going concern profiles. Many suppliers of critical components of our equipment are single-source providers. Components for which we rely on single-source suppliers include, among others, the antennas, routers and modems for all systems, the equipment used at our ATG cell site base stations and the HDX and FDX Terminals for our Gogo Galileo network. If we are required for any reason (including expiration of the contract, termination by one party for material breach or other termination events) to find one or more alternative suppliers, we estimate that the replacement process could take up to two years depending upon the component or service, and we may not be able to contract with such alternative suppliers on a timely basis, on commercially reasonable terms, or at all. Finding and contracting with suppliers of some components may be delayed or made more difficult by current suppliers’ ownership of key intellectual property that requires alternative suppliers to either obtain rights to such intellectual property or develop new designs that do not infringe on such intellectual property. In addition, many of our components, such as the equipment used in our base stations, are highly integrated with other system components, which may further lengthen the time required for an alternative supplier to deliver a component or service that meets our system requirements. We also rely on third parties to provide the links between our data centers and our ground network. If we are not able to continue to engage suppliers with the capabilities or capacities required by our business, or if such suppliers fail to deliver quality products, parts, equipment and services in sufficient quantities or on a timely basis consistent with our inventory needs and production schedule, our business, financial condition and results of operations may be materially adversely affected.

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

Our equipment and services are sold in competitive markets. We compete against both equipment providers and GEO- and LEO-satellite based telecommunications service providers, as well as resellers of the above, to the business aviation market and military/government market. See “Item 1. Business—Company Overview—Competition.” Some of our current or potential future competitors are, or could potentially be, larger, more diversified corporations and have greater financial, marketing, production, and research and development resources, stronger customer relationships, more experience with regulatory compliance, and with militaries and governments, and/or access to technologies not available to us. As a result, they may be, and have in some instances been, better able to withstand pricing pressures and the effects of periodic economic downturns, as well as win new contracts with our existing customers or prospective customers. Some of our current or future competitors may offer a broader product line to customers. Our business and results of operations may be materially adversely affected if our competitors develop equipment or services that are superior to our equipment and services, develop equipment or services that are priced more competitively than our equipment and services, develop methods of more efficiently and effectively providing equipment and services, or adapt more quickly than we do to new technologies or evolving customer requirements.

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

The military/government industry has experienced, and we expect it will continue to experience, significant changes to business practices globally, in part due to changes in the global security and threat environment and an increased focus on affordability, efficiencies, business systems, recovery of costs and a reprioritization of available defense funds. We have experienced and may continue to experience an increased number of audits and challenges to our claims and our business systems for current and past years, as well as longer periods to close audits, broader requests for information and an increased risk of withholdings of payments. The U.S. government has been pursuing and may continue to pursue policies that could negatively impact our profitability, including those that shift additional responsibility and performance risks to the contractor. Changes in procurement practices, including those favoring incentive-based fee arrangements, fixed price development or long-term production programs, different award criteria, non-traditional contract provisions, and contract negotiation offers that indicate what our costs should be, have affected and may in the future affect our profitability and predictability. Additionally, in the last year, the U.S. government has increased the cybersecurity requirements that contractors must comply with, and these requirements are likely to intensify in the upcoming years. The technology, policies, and personnel required to comply with such requirements may be expensive and difficult to deploy. As regulatory requirements increase, the risk of material non-compliance also increases.

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

Our ability to earn revenues from our satellite services depends on the continued operation of the satellite networks provided by our third-party vendors. Each satellite has a limited useful life, referred to as its mission life. There can be no assurance as to the actual operational life of a satellite, which may be shorter than its mission life. A number of factors affect the useful lives of the satellites, including the quality of design and construction, durability of component parts and back-up units, the ability to continue to maintain proper orbit and control over the satellite’s functions, the efficiency of the launch vehicle used, consumption of on-board fuel, degradation and durability of solar panels, the actual space environment experienced and the occurrence of anomalies or other in-orbit risks affecting the satellite. In addition, continued improvements in satellite technology may make satellites obsolete prior to the end of their operational life.

Global supply chain challenges and logistics issues as well as increasing inflation have had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

Inflation, border closings, public health crises, geopolitical conflicts and proposals for, the enactment of, or increases in, tariff and other trade protection measures by the United States (including the “reciprocal” tariffs on imports from Canada, Mexico, and China) continue to adversely impact the availability and price of electronic components. Additionally, the surging buildout of artificial intelligence-related computing infrastructure has impacted and may continue to impact the availability and pricing of electronic components necessary for our business including, without limitation, semiconductor memory and storage products, e.g., dynamic random access memory (“DRAM”) and NAND flash memory. As a result, we have experienced longer lead times and encountered delays in obtaining electronic components, and we expect longer lead times and delays to continue. In addition, global logistics issues such as shipping logjams, workforce shortages and carrier capacity constraints, have affected and may continue to negatively affect our ability to obtain electronic and other components on a timely basis. Challenges stemming from these global supply chain issues could lead our suppliers and OEMs to claim that they are not obligated to perform their commitments to us due to force majeure provisions in such agreements. We cannot predict how long the component shortages or logistics issues will continue, and a prolonged impact on our supply chain could adversely impact our business in a material way.

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
•
political instability, social unrest, terrorist activities, acts of civil or international hostility (as further discussed in “—Adverse economic conditions, including economic slowdowns, and geopolitical instability may have a material adverse effect on our business”);
•
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

We believe that our corporate culture has been a critical component of our success, and have invested substantial time and resources in building and adapting this culture. As we further expand our business and grow internationally, including due to the integration of Satcom Direct and the onboarding of new management, we have made significant efforts to create a unified culture for our organization and ensure a smooth transition culturally, and may in the future find it difficult to maintain such culture. Any failure to manage organizational changes from our expansion, including in our management or employee base, in a manner that preserves the key aspects of our culture could be detrimental to our future success, including by limiting our ability to recruit and retain personnel and to effectively pursue our corporate objectives. This, in turn, could adversely affect our business, results of operations and financial condition.

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

Competition for key technical personnel in high-technology industries such as ours is intense. We believe that our future success depends in large part on our continued ability to hire, train, retain and leverage the skills of qualified engineers and other highly skilled personnel needed to maintain and grow our ATG networks and related technology and develop and successfully deploy Gogo 5G, Gogo Galileo and other elements of our technology roadmap and new wireless telecommunications products and technology. We may not be as successful as our competitors at recruiting, training, retaining and utilizing these highly skilled personnel. Any failure to recruit, train and retain highly skilled employees may have a material adverse effect on our business. As artificial intelligence (“AI”) evolves and to the extent that we use it more in our business, we may also need to train our employees to use AI effectively and/or realign certain employee roles. As such, any related transition may be difficult, weaken employee morale and retention, and/or impair our competitiveness.

We depend on the continued service and performance of our key personnel. Such individuals have acquired specialized knowledge and skills with respect to Gogo and its operations. As a result, if any of our key personnel were to leave Gogo, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. We do not maintain key man insurance on any of our officers or key employees. We may also face challenges in connection with designing and executing on succession plans regarding members of senior management, and these challenges may be compounded given the highly specialized nature of our business. In addition, much of our key technology and systems is custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, could disrupt our operations and may have a material adverse effect on our business.

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

Adverse economic conditions, including economic slowdowns, and geopolitical instability may have a material adverse effect on our business.

We cannot predict the nature, extent, timing or likelihood of any economic slowdown or the strength or sustainability of any economic recovery, worldwide, in the United States or in the aviation industry. Negative conditions in the general economy both in the United States and globally, including conditions resulting from changes in gross domestic product growth, declines in consumer confidence, labor shortages, inflationary pressures, rising interest rates, changes in government and election results in the United States and other jurisdictions in which we operate and financial and credit market fluctuations could cause a decrease in business investments, including spending on air travel and otherwise, and could materially and adversely affect the growth of our business. The U.S. economy has experienced a significant inflationary effect during the last several years from, among other things, supply chain disruptions. While we cannot predict any future trends in the rate of inflation, there is currently significant uncertainty in the near-term economic outlook. Continued inflation would further raise our costs for labor, materials and services, which could negatively impact our profitability and cash flows. Additionally, we may be unable to raise our prices for our equipment and services in amounts equal to the rate of inflation, which may negatively impact our operating results and business.

In addition, geopolitical risks, including those arising from political turmoil, terrorist activity and acts of civil or international hostility, are increasing. For instance, the ongoing military conflict between Russia and Ukraine has had negative impacts on the global economy, capital markets, supply chains, and energy markets. Furthermore, ongoing geopolitical instability in Latin America, Arctic regions, the South China Sea, and the Middle East, or the perception of such instability, may have similar negative impacts on the business environment. In addition, other events outside of our control, including natural disasters, climate change-related events and regional or global outbreaks of contagious diseases may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations. If conditions of the general economy or markets in which we operate worsen from present levels, it could lead to a decrease in air travel, cause owners and operators of business aircraft to cut costs by reducing their purchases or use of business aircraft or their use of in-flight connectivity on such aircraft. Should an economic slowdown occur in the U.S. or globally, our business and results of operations may be materially adversely affected.

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

We may be adversely affected by global climate change and other sustainability-related matters.

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

Additionally, concern over climate change, including the impact of global warming and greenhouse gas (“GHG”) emissions emitted by companies in the airline and transportation industries, has led to certain adverse publicity that could harm our reputation and reduce customer demand for our services. Environmental activists and organizations have recently promoted the idea of “flight shaming,” or advocating that consumers reduce their use of private jets and commercial air travel in favor of more environmentally sustainable modes of transportation such as boats, trains and buses. To the extent that our customers reduce their use of air travel in response to new environmental regulation or changes in public perception about the impact of air travel on climate change, our customers may reduce their usage of our services and, as a result, our business prospects, financial condition and results of operations may be materially adversely affected.

Ongoing climate change has also recently resulted in certain U.S. federal, state and local, as well as foreign and international, legislative and regulatory efforts to limit GHG emissions. Increased regulation regarding GHG emissions, especially aircraft emissions, could impose substantial costs on us. We may also incur additional expenses due to U.S. and international regulators requiring additional disclosures regarding GHG emissions. Relatedly, various stakeholders, including shareholders, customers, employees, and suppliers, have become increasingly focused on sustainability matters, with these stakeholders and/or third-party organizations, evaluating the performance of companies on sustainability topics and in some cases widely publicizing the results. Satisfying these changing rules, regulations and expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, or that are perceived to have not responded appropriately to concerns regarding sustainability issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage, increased cost of capital and other adverse consequences.

Finally, in recent years, specifically in the United States, “anti-ESG” sentiment has gained momentum, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions. Such anti-sustainability policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in the Company facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm. As a result, the regulatory landscape—and the resulting focus of various stakeholders on sustainability matters—remains unclear.

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

In addition, to the extent we consummate acquisitions or other related transactions, we may also not be able to fully realize, or take significant time to realize, the anticipated benefits of acquired businesses. For instance, while we have already recognized certain anticipated synergies from our Satcom Direct business, which we acquired in late 2024, we may not be able to achieve all anticipated synergies of its technology, personnel, geographical reach, financial condition or business generally. Moreover, the full benefits of the acquisition may not be realized, including the cost savings or sales or growth opportunities that are expected. Acquisitions, once completed, may also entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations; increased regulatory compliance relating to the acquired business; difficulties in assimilating and integrating acquired businesses, their personnel and their financial reporting systems, which would divert management attention and could prevent the expected benefits from the transaction from being realized within the anticipated timeframe; negative effects on existing business relationships with suppliers and customers; loss of key employees of the acquired businesses or our business; and other difficulties in managing the expanded operations of a large, complex and global company. We have experienced some of these challenges in connection with the integration of Satcom Direct. In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and amortization expense related to intangible assets, which could have a material adverse effect on our business, financial condition, operating results and cash flows, or the issuance of additional equity, which could dilute our shareholders’ interests.

Overall, if our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company’s profitability, business and financial condition could be negatively affected.

Risks Related to Our Technology and Intellectual Property

Our recently-deployed Gogo 5G and Gogo Galileo services may not compete well in the market or face problems relating to implementation.

We have recently deployed our next-generation ATG network, Gogo 5G, using 5G technology, unlicensed spectrum, and licensed spectrum. Gogo 5G will be capable of working with different spectrum bands and supporting different next generation technologies. We began receiving revenue from Gogo 5G in the fourth quarter of 2025. Additionally, as of December 31, 2025, we have shipped over 300 Gogo Galileo HDX antennas. However, there can be no assurance that Gogo 5G and Gogo Galileo will effectively compete in the global business aviation market due to, among other things, risks associated with: (i) the failure of our equipment and software to perform as expected or to integrate with our existing network services; (ii) in the case of Gogo Galileo, the failure of the Eutelsat OneWeb network to perform as expected; (iii) in the case of Gogo Galileo, difficulties in integrating our hardware and software with the Eutelsat OneWeb network; (iv) problems arising in the ongoing manufacturing process; (v) our inability to negotiate contracts with suppliers on acceptable commercial and other terms; (vi) our reliance on single-source suppliers for the development and manufacturing of the antenna and access to a LEO network in the case of Gogo Galileo or core elements of the network and other components and services in the case of Gogo 5G; (vii) delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers; and (viii) in the case of Gogo 5G, the availability of adequate spectrum or the failure of spectrum to perform as expected. If either Gogo 5G or Gogo Galileo fails to perform as expected, our ability to meet respective customers’ or end users’ expectations regarding our systems’ performance and to effectively compete in our market may be impaired and our business, financial condition and results of operations may be materially adversely affected. See “—Competition could result in price reduction, reduced revenue and loss of market position and could harm our results of operations.”

Furthermore, in respect of Gogo Galileo, under our agreement with Hughes we have committed to purchase, over a seven-year period, half duplex and full duplex antennas with an aggregate purchase price of approximately $170 million and $102 million, respectively, and we may make additional financial commitments in connection with Gogo Galileo. Likewise, under Satcom Direct’s agreement with Gilat Satellite Networks Ltd., Satcom Direct’s supplier for an antenna similar to our full duplex antenna which could be used on a LEO satellite network like Gogo Galileo, we have committed to purchase, over a two-year period, a full duplex antenna and a modem with an aggregate purchase price of approximately $21 million.

We or our technology suppliers may be unable to continue to innovate next-generation technologies and provide products and services that are useful to customers and passengers, or may be delayed in developing and deploying such technologies.

The market for our services is characterized by evolving technology, changes in customer and passenger needs and performance expectations, and frequent new service and product introductions. Our success will depend, in part, on our and our suppliers’ ability to continue to enhance existing technology and services or develop new technology and services on a timely and cost-effective basis. If we or our suppliers fail to adapt quickly enough to changing technology of our satellite network operators or other service providers that we rely on, customer requirements and/or regulatory requirements, our business and results of operations may be materially adversely affected. We expect to have to invest significant capital to keep pace with innovation and changing technology, and if the amount of such investment exceeds our plans or the amount of investment permitted under the Credit Agreements (as defined below), it may have a material adverse effect on our results of operations.

As is common in industries like ours, changing technology may result in obsolescence as we implement new technologies and products and retire old technologies and products to align with the requirements of our customers, satellite network operators or other service providers on which we rely. As we encounter such obsolescence, we need to ensure that we have a sufficient supply of parts, products and equipment compatible with our existing technology, as well as access to maintenance, repair and other critical support services, until the transition is completed. Certain suppliers may determine to stop manufacturing and supplying end-of-life parts, products and equipment, or may stop providing related services, prior to completion of our transition. Likewise, certain satellite network operators or other service providers that we rely on may determine to stop providing services compatible with our equipment and existing technology prior to completion of our transition. In the event that we are unable to obtain sufficient inventory from existing suppliers or otherwise meet the requirements of our satellite network operators or other service providers that we rely on, we would be required to engage new suppliers who have access to the intellectual property required to manufacture and support components that meet our specifications, and we may be unable to contract with such suppliers on commercially reasonable terms, or at all. We have implemented policies and procedures intended to ensure that we timely anticipate technology and product transitions and have access to sufficient inventory and services, but if such policies prove ineffective and we are unable to continue to engage suppliers with the capabilities or capacities required by our business to effect a transition, or if such suppliers fail to deliver quality products, parts, equipment and services in sufficient quantities or on a timely basis consistent with our schedule, our business, financial condition and results of operations may be materially adversely affected. In addition, following our retirement of end-of-life technologies and products, we may find that we have either obsolete or excess inventory on hand and might have to write off unusable inventory, which could have a material adverse effect on our results of operations.

Finally, there can be no assurance that our customers will not seek alternative technologies provided by competitors due to delays in the deployment of other next-generation technologies. As previously disclosed, due to a design error, we were delayed in our commercial, nationwide launch of Gogo 5G, which occurred in the fourth quarter of 2025. Factors heightening the risk of future delays in other next-generation technologies include the following: the risks relating to competition, single-source suppliers and contract negotiation; problems arising in the manufacturing process or technological shifts from our satellite network operators or other service providers that we rely on that could impact the equipment that we currently provide; and delays in obtaining or failures to obtain the required regulatory approvals for installation and operation of such equipment and the provision of service to passengers. See “—Our recently-deployed Gogo 5G and Gogo Galileo services may not compete well in the market or face problems relating to implementation.”

Our business is dependent on the availability of spectrum.

In June 2006, we purchased at FCC auction an exclusive ten-year, 3 MHz license for ATG spectrum, and in April 2013, as part of our acquisition of LiveTV Airfone, LLC, we acquired an additional 1 MHz ATG spectrum license. In 2017, our applications to renew our licenses were granted for additional ten-year terms without further payment. Any breach of the terms of our FCC licenses, FCC waiver conditions or FCC regulations, including foreign ownership restrictions, permitted uses of the spectrum and compliance with FAA regulations could result in the revocation, suspension, cancellation or reduction in the term of our licenses or a refusal by the FCC to renew the licenses upon expiration. Further, in connection with an application to renew our licenses upon expiration, a competitor could file a petition opposing such renewal on anti-competitive or other grounds. In 2017, the FCC released an order that, among other things, revised the wireless license renewal rules. As a result of this order, which applies to the industry generally, all licensees will need to make a showing (or certification) at renewal to demonstrate that the licensee provided and continues to provide service to the public. Because the 1 MHz ATG license has no specific construction or substantial service requirement, it is currently not clear what level and length of service the FCC will find adequate when considering the next renewal of the 1 MHz ATG license in 2026. We have incorporated this 1 MHz ATG license into our network. A negative interpretation of this ambiguous renewal requirement could impair our flexibility to use or otherwise realize the value of such spectrum beyond 2026.

Our ability to offer in-flight broadband connectivity through our ATG service currently depends on our ability to maintain rights to use the 4 MHz ATG spectrum in the U.S. free from harmful interference, and our failure to do so may have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to meet increasing performance demands and expand our service offerings in the United States will depend in part upon our ability to continue employing unlicensed spectrum in the 2.4 GHz band for concurrent use with the licensed 4 MHz spectrum to launch Gogo 5G, and may require that we obtain additional licensed or unlicensed spectrum suitable for our use. Such spectrum may not be available to us on commercially reasonable terms or at all. Our failure to obtain adequate spectrum could have a material adverse effect on our business, financial condition and results of operations.

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

We periodically are and could in the future be adversely affected if we or our third party suppliers or service providers suffer service interruptions or delays, technology failures, damage to equipment or system disruptions or failures arising from, among other things, force majeure events, cybersecurity incidents or other malicious activities.

We rely heavily on communications, information systems (both internal and provided by third parties), and the internet to conduct our business. Our brand, reputation and ability to attract, retain and serve our customers depend upon the reliable performance of our ground network, in-flight systems and third-party satellite networks. We have experienced and may in the future experience service interruptions, service delays or technology or systems failures, which may be due to factors beyond our control, including cyberattacks or other malicious activities, natural catastrophes, epidemics, pandemics, industrial accidents, blackouts, acts of war or terrorism or other similar events. If we experience frequent or severe system or network failures, our reputation, brand and customer retention could be harmed. In addition, in the event that a significant number of our or our vendors’ systems were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. Unanticipated problems with, or failures of, our disaster recovery systems and business continuity plans could have a material impact on our ability to conduct business and on our results of operations and financial condition. The failure of our disaster recovery systems and business continuity plans could adversely impact our profitability and our business or result in delays in reporting our financial results.

We and our vendors or partners, like other commercial entities, have been, and will likely continue to be, subject to various forms of cyberattacks from a wide variety of sources/malicious actors, including by individuals or by highly organized attempts by highly sophisticated organizations, with the objective of gaining unauthorized access to our systems and data or disrupting our operations. Cybersecurity incidents may include, but are not limited to, social engineering (including phishing attacks), account takeover attempts, cyberattacks (including ransomware or other extortion tactics, malware attacks, unauthorized access attempts, and denial of service and other unintentional intrusions or malicious cyberattacks), ransomware or other extortion tactics, denial of service attacks, credential stuffing, fraudulent schemes, and other intentional or unintentional computer-related intrusions or interruptions. Hardware, software or applications developed by us or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could compromise information and cybersecurity. In addition, nation state attacks against U.S. businesses, including in the telecommunications industry, are prevalent. In light of geopolitical events and dynamics, state-sponsored parties or their supporters may launch cyberattacks, and may attempt to cause supply chain disruptions, or carry out other geopolitically motivated actions that may adversely disrupt or degrade our operations and may result in data compromise. Cybersecurity incidents may also arise as a result of employee or third-party negligence, error, or fraud, and our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a significant cybersecurity incident. There is no assurance that administrative, physical, and technical controls and other preventive actions taken to reduce the risk of cyberattacks and protect our information technology will prevent physical and electronic break-ins, cyberattacks or other cybersecurity incidents to such systems or our data. In some cases, such physical and electronic break-ins, cyberattacks or other cybersecurity incidents may not be immediately detected. If we or our vendors fail to prevent, detect, address and mitigate such incidents, this may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations. Further, adoption of AI tools by us or by third parties may pose new cybersecurity challenges. Threat actors may use AI tools to automate and enhance cybersecurity attacks against us. We use software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems.

To date, no cybersecurity incident has, individually or in the aggregate, resulted in a cybersecurity incident with a material effect on our operations or our financial condition, results of operations, liquidity, or cash flows, but they could have a material impact in the future. A cybersecurity incident or disruption could also interfere with our ability to comply with financial reporting requirements or result in loss of competitive position, litigation, breach of contracts, reputational harm, damage to our stakeholder relationships, or legal liability. While we may be entitled to damages if our third-party service providers fail to satisfy their cybersecurity-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may identify cybersecurity issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. In addition, system failures, significant interruptions, or cybersecurity incidents could subject us to regulatory scrutiny and enforcement actions (including penalties, fines, and investigations), and result in claims of material breaches of our customer contracts resulting in termination rights, penalties or claims for damages. Regulators’ or others’ scrutiny of cybersecurity, including new laws, regulations, or industry standards, could increase our compliance costs and operational burdens, especially as regulatory and legislative focus on cybersecurity matters intensifies. Regulators, customers, or others may scrutinize us for any actual or suspected system disruptions or cybersecurity incidents. Data protection laws and regulations in the jurisdictions where we operate often require “reasonable,” “appropriate” or “adequate” technical and organizational cybersecurity measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our cybersecurity measures will be deemed adequate, appropriate or reasonable by a regulator or court. We may incur higher costs to comply with laws related to, or regulators’ scrutiny of, our use, collection, management, or transfer of data and other privacy practices.

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

In February 2022, a competitor filed a patent infringement suit against us. On November 24, 2025, a jury awarded the competitor $22.7 million in damages. Aspects of the verdict are subject to post-trial briefing, and depending on the outcome, we will appeal if necessary. For more information, see Note 17, “Commitments and Contingencies—SmartSky Litigation,” to our consolidated financial statements. Should an appeal be necessary, the process is likely to be time-consuming and costly and divert management resources, and could adversely affect our business relating to such disputed technology during its pendency.

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

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies, domain names and similar intellectual property as important to our success. We rely on trademark, copyright and patent law, trade secret protection, and confidentiality agreements with our employees, vendors, customers and others to protect our proprietary rights. We have sought and obtained patent protection for certain of our technologies in the United States and certain other countries. Many of the trademarks that we use (including marks we have applied to register) contain words or terms having a somewhat common usage, such as “Gogo”, “Gogo Vision” and “Gogo Galileo” and, as a result, we may have difficulty registering them in certain jurisdictions. We do not own, for example, the domain www.gogo.com and we have not yet obtained registrations for our most important marks in all markets in which we do business or may do business in the future. If other companies have registered or have been using in commerce similar trademarks for services similar to ours in foreign jurisdictions, we may have difficulty in registering, or enforcing an exclusive right to use, our marks in those foreign jurisdictions.

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

The use of new and evolving technologies, such as AI, in our products and services may result in reputational harm, competitive harm or legal liability.

We have in the past and will in the future integrate new and evolving technologies, such as AI, into our products and services. As with many innovations, AI presents risks and challenges that could affect its adoption and, as a result, our business. Our implementation of AI in our products and services may have unintended consequences due to its inherent limitations or our failure to use it effectively. For example, AI algorithms may be flawed due to a lack of back-testing or datasets of poor quality or inappropriate bias, and analyses generated by AI may be deficient or inaccurate, subjecting us to competitive or reputational harm. Further, the use of generative AI models may result in outputs that are unpredictable, offensive, or infringe third-party rights, which could expose us to additional reputational, regulatory, or legal risks. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications. This could reduce the effectiveness of AI tools and adversely impact us and our operations to the extent we rely on the work product of such technology in our operations. Although we implement measures designed to help prevent such errors or inadequacies, those measures may not always be successful, and the results of such errors or inadequacies may adversely affect our business, financial condition, and results of operations. AI tools may be misused or misappropriated by our employees, vendors, or partners, resulting in the unauthorized use or disclosure of confidential information, including material non-public information or personal information.

Additionally, the IP ownership and license rights of new technologies such as AI have not been fully addressed by U.S. courts, and the use or adoption of such technologies in our products and services may expose us to potential intellectual property claims, breach of a data or software license, website terms of service claims, claimed violations of privacy rights or other tort claims. There is already active product liability and wrongful death lawsuits in the US alleging that AI technologies have contributed to serious harm, including suicide, which underscores the potential for significant legal exposure and reputational harm.

Governmental regulation and laws related to AI may also increase the burden and cost of research and development or require increased transparency that makes it more difficult to protect our IP, or it may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. The regulatory landscape is increasingly complex. In the US, the Trump administration has taken a different approach than the prior administration, revoking the Biden administration’s AI executive orders and issuing a number of its own, including the recent executive order titled “Ensuring a National Policy Framework for Artificial Intelligence” (Executive Order 14365). The Trump administration’s approach is generally deregulatory. However, many state AI laws have been passed, such as the Colorado AI Act and California’s Transparency in Frontier Artificial Intelligence Act, or proposed, and the federal executive orders do not clearly preempt these state laws, resulting in a growing patchwork of AI regulation in the U.S. Additionally, the effort to gain technological expertise and develop new technologies in our business may be costly. Investments in technology systems and data analytics capabilities, including AI tools, may not deliver the benefits or perform as expected or may be replaced or become obsolete more quickly than expected, and we may not implement or use new technologies in the most effective way, which could result in operational difficulties or additional costs. Furthermore, the current and potential future applications of these AI tools are rapidly evolving, as are the legal and regulatory frameworks that govern them. AI could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the EU AI Act strictly regulates AI abroad. Other jurisdictions may decide to adopt similar or more restrictive legislation rendering the use of such technologies challenging. To date, there is no unified legal definition of “artificial intelligence” nor a set standard of regulations, making compliance vary significantly from region to region, especially within the U.S. This lack of harmonization increases the complexity and cost of compliance, and may create uncertainty regarding our legal obligations. Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings could also harm our competitive position and brand, or create legal liability, and may cause us to incur additional research and development costs to resolve such issues. Investors, analysts, and other market participants may use AI tools to process, summarize, or interpret our financial information or other data about us. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of our financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or investment recommendations. Lastly, the rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks. For more information, see “—We periodically are and could be in the future adversely affected if we or our third party suppliers or service providers suffer service interruptions or delays, technology failures, damage to equipment or system disruptions or failures arising from, among other things, force majeure events, cyberattacks or other malicious activities.”

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

Under the Communications Act and applicable FCC regulations, we are effectively restricted from having more than 25% of our capital stock owned or voted directly or indirectly by non-U.S. persons, including individuals and entities organized outside the United States or controlled by non-U.S. persons, without prior FCC approval. The Trump Administration and FCC have signaled increasing concern about national security and foreign ownership issues in general. As a result, the Trump Administration has, among other things, increased detection and enforcement, adopted and proposed new rules and requirements for many communications services, and implemented restrictions on Unmanned Aircraft Systems (“UAS”) and certain UAS components manufactured in any foreign country. We have established procedures to ascertain the nature and extent of our foreign ownership, and we believe that the indirect ownership of our equity by foreign persons or entities is below the 25% cap. However, as a publicly traded company we may not be able to determine with certainty the exact amount of our stock that is held by foreign persons or entities at any given time. A failure to comply with applicable restrictions on ownership by non-U.S. persons could result in an order requiring divestiture of the offending ownership interests, fines, denial of license renewal and/or spectrum license revocation proceedings, any of which may have a material adverse effect on our business, financial condition and results of operations. The FCC or other U.S. agencies could adopt new requirements or restrictions regulating foreign ownership of Gogo’s ATG licenses, equipment, or other communications services relied upon by Gogo, which could impact Gogo’s operations.

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

As discussed in more detail in the section entitled “Item 1. Business— Regulatory Matters—Federal Aviation Administration,” FAA approvals required to operate our business include STCs and PMAs. Historically, our distribution partners obtained STCs, obtaining PMAs is an expensive and time-consuming process that requires significant focus and resources. Prior to installation of our equipment, any inability to obtain, delay in obtaining (including as a result of a government shutdown or funding shortages), or change in, needed FAA certifications, authorizations, or approvals, could have an adverse effect on our ability to meet our installation commitments, manufacture and sell parts for installation on aircraft, or expand our business. For instance, the 2025 U.S. federal government shutdown delayed the FAA’s ability to issue STCs, thus temporarily impairing our ability to install our new equipment or modify our equipment previously installed on aircraft. While the impact was not material, any future shutdown could further delay such process, and the impact could eventually be material.

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

We must comply with the Communications Assistance for Law Enforcement Act (“CALEA”), which requires applicable communications companies to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. Currently, our CALEA solution is fully deployed in our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays in complying or failure to comply with, CALEA or similar obligations. Such enforcement actions could subject us to fines, cease and desist orders or other penalties, all of which may materially adversely affect our business and financial condition. Further, to the extent the FCC adopts additional capability requirements applicable to communications companies, its decision may increase the costs we incur to comply with such regulations.

We are also subject to regulation by certain foreign laws and regulatory bodies, including Innovation, Science and Economic Development Canada, which issued our exclusive Canadian ATG subordinate spectrum license and regulates our use of the spectrum licensed to us.

Adverse decisions or regulations of these U.S. and foreign regulatory bodies may have a material adverse effect on our business and results of operations. This includes new regulations or other potential regulatory requirements. We are unable to predict the impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

Our possession and use of personal information present risks and expenses that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of our network security or otherwise, could expose us to costly litigation and damage our reputation.

In the ordinary course of our business, we or our third-party providers collect, process and store sensitive and confidential data, including personal information of our employees and customers. The secure processing, maintenance and transmission of this information (and other sensitive and confidential data such as our proprietary business information and that of our customers and suppliers) is critical to our operations and business strategy. Despite our security measures, our systems and confidential data and those of third parties upon which we rely may be vulnerable to various forms of cyberattacks from a wide variety of sources/malicious actors. See “—We periodically are and could in the future be adversely affected if we or our third party suppliers or service providers suffer service interruptions or delays, technology failures, damage to equipment or system disruptions or failures arising from, among other things, force majeure events, cybersecurity incidents or other malicious activities.”

Additionally, as discussed in more detail in the section titled “Item 1. Business—Regulatory Matters—Privacy and Data Security-Related Regulations,” we are subject to certain state laws, federal and non-U.S. laws that impose data breach notification requirements, specific data security obligations, or other consumer privacy-related requirements. Our failure to comply with any of these rules or regulations, or an allegation or finding that we failed to comply, could result in litigation, investigations or regulatory enforcement actions, fines or penalties, which may have a material adverse effect on our business, financial condition and results of operations. These legal requirements are complex, varied, rapidly evolving and often subject to interpretation, and there is a risk that, despite our efforts to comply, we may be found to be out of compliance with one or more of these requirements. Fines issued for non-compliance with such requirements may be substantial, including fines issued under the GDPR which can be as high as 4% of global revenue, and an adverse finding by a regulator or court may result in costly and onerous requirements being placed on the Company, a prohibition on engaging in certain aspects of our business or damage to our reputation. Certain data protection laws that apply to the Company establish a private right of action. In addition, non-compliance with certain of these requirements could lead to investigations, regulatory enforcement actions, class actions or other private litigation based on theories that may include breach of contract or negligence, among others. Such litigation could result in material costs to the Company. We cannot be sure that a regulator would deem our security measures to be appropriate given the lack of prescriptive measures in certain data protection laws. Without more specific guidance, we cannot know whether our chosen security safeguards are adequate according to each applicable data protection law. Even in cases where the applicable requirements are explicit, we cannot be certain that safeguards designed to meet those requirements will be interpreted by a regulator or court as adequate or that those safeguards are operating in accordance with the requirements at all times. Even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our or our partners’ information technology systems and the data contained in those systems. Moreover, interpretations or changes to new or existing data protection laws may impose on us responsibility for our employees and third parties that assist with aspects of our data processing. Furthermore, our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing attacks, and we may remain responsible for a successful phishing or other social engineering attack despite the quality and otherwise legal sufficiency of our technical security measures. In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices, including significant technology efforts that require long implementation timelines, increased costs and dedicated resources. For more information, see “—We periodically are and could be in the future adversely affected if we or our third party suppliers or service providers suffer service interruptions or delays, technology failures, damage to equipment or system disruptions or failures arising from, among other things, force majeure events, cyberattacks or other malicious activities.”

Participation in the FCC Supply Chain Reimbursement Program could adversely affect our results of operations and financial condition.

On July 15, 2022, the FCC notified the Company that it was approved for participation in the FCC Supply Chain Reimbursement Program (“FCC Reimbursement Program”), a program designed by the FCC at the direction of Congress to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement and disposal of covered communications equipment or services from their networks that have been deemed to pose a national security risk. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover incurred and documented costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to an initial shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount was initially allocated to the Company under the program. In July 2023, the Company elected to participate in the partially funded FCC Reimbursement Program and submitted its first reimbursement claim. Following passage of the FY 2025 National Defense Authorization Act (“NDAA”), the FCC allocated the remaining funding to the Company up to its full approved amount of approximately $334 million.

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

In order to participate in the program, we must comply with various conditions and requirements established by the FCC, including a requirement that we complete the removal, replacement and disposal of applicable equipment within one year of receiving our first funding disbursement. The FCC may issue a single, general extension to all reimbursement recipients if it determines that the supply of replacement communications equipment or services needed by the recipients to achieve the purposes of the FCC Reimbursement Program is inadequate to meet the needs of the recipients. The FCC may also grant one or more six-month extensions to a participant where it finds that due to factors beyond its control, the participant cannot complete the project by the deadline. Due to a number of factors including supply chain disruptions, the initial insufficiency of FCC funding and the operational and logistical complexity of replacing airborne equipment, Gogo was unable to complete the project within one year of receiving the Company’s first funding disbursement, and as outlined in our initial FCC application, we have sought and obtained extensions from the FCC. The Company’s current completion deadline is May 8, 2026, and the Company expects to require additional extensions past that date. If the FCC does not grant the necessary extensions and the project is not completed by the FCC’s deadline, we could face penalties or other sanctions, including not being reimbursed for subsequent program costs.

In addition, if, prior to the date on which the replacement terrestrial network equipment goes into effect, any of the Company’s customers that operate legacy airborne equipment do not replace their airborne equipment with equipment that is compatible with the replacement terrestrial network equipment, or, depending on the equipment model, modify their legacy equipment to make it compatible, the Company will be unable to provide service to these legacy-equipment customers until the airborne equipment is replaced or modified. Such service disruptions could have a material adverse effect on our results of operations and financial condition. The requirement that customers replace or modify their airborne equipment may also damage the Company’s relationships with its customers, leading some customers to switch to other service providers or forgo service altogether, which could have a material adverse effect on our market share, results of operations and financial condition.

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

We must comply with all applicable export control laws and regulations of the United States and other countries. U.S. export and control laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Control Reform Act of 2018 and the Export Administration Regulations (“EAR”). The export of certain satellite hardware, software services and technical data relating to satellites is regulated by the U.S. Department of State under ITAR. Certain satellites and other items are controlled for export by the U.S. Department of Commerce under the EAR. In addition, we must comply with trade and economic sanctions laws and regulations, including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). We cannot provide certain products and services to certain countries or persons subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. Non-compliance with any applicable trade control, sanctions, export control or anti-corruption laws or other legal requirements may result in criminal and/or civil penalties, disgorgement and/or other sanctions and remedial measures, and may result in unexpected legal or compliance costs. Violations of any of these laws or regulations could also result in more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our business, and could materially adversely affect our business, financial condition and results of operations. Moreover, any investigation of alleged violations of any such laws could have a material adverse impact on our reputation, business, financial condition and results of operations.

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

The Organization for Economic Co-operation and Development (“OECD”)/G20 and other invited countries, developed a global tax framework inclusive of a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two”). In 2022, the Council of the European Union (“EU”) formally adopted the OECD’s framework to achieve a coordinated implementation amongst EU Member States consistent with EU law, with effective dates in 2024 and 2025. The EU is considering a side-by-side approach for U.S.-parented companies. We have assessed this framework and determined, based upon available guidance, that these changes will not have a material impact to our results of operations. Any future changes in OECD guidance or interpretations, including local country tax legislative changes thereof and disparate treatment for U.S.-parented companies, could impact our initial assessment. As such, we will continue to monitor and refine our assessment as further guidance is made available.

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

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, such as the Defense Contract Audit Agency, Defense Contract Management Agency and the Department of Defense Office of Inspector General. These agencies review performance under our contracts, our cost structure and accounting, and our compliance, as well as the adequacy of our systems in meeting government requirements. Costs ultimately found to be unallowable or improperly allocated may not be reimbursed or may be refunded. When an audit uncovers improper or illegal activities, we are subject to possible civil and criminal penalties, sanctions, or suspension or debarment. Whether or not illegal activities are alleged, the U.S. government has the ability to decrease or withhold certain payments when it deems systems to be inadequate, with significant financial impact, regardless of the ultimate outcome. In addition, we risk serious reputational harm in situations involving allegations of impropriety made against us or our business partners.

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

As of December 31, 2025, we had total consolidated indebtedness of approximately $848.3 million, which consists of $601.4 million borrowed under the 2021 Term Loan Facility and $246.9 million borrowed under the HPS Term Loan Facility. We and our subsidiaries may incur additional debt in the future, including up to $122.0 million under the Revolving Facility, which could increase the risks described below and lead to other risks. The amount of our indebtedness or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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

Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes is limited by the Credit Agreements. In the future, if our subsidiaries are in compliance with certain incurrence ratios or other covenant exceptions set forth in the Credit Agreements, our subsidiaries may be able to incur additional indebtedness, which indebtedness may be secured or unsecured, the incurrence of which may increase the risks created by our current substantial indebtedness. Events beyond our control can affect our ability to comply with these requirements. The Credit Agreements also limit the ability of Gogo Inc. to incur additional indebtedness under certain circumstances.

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

Our indebtedness outstanding under the 2021 Term Loan Facility and HPS Term Loan Facility bears interest, and any indebtedness under our Revolving Facility would bear interest, at variable rates. While we have entered into interest rate caps to hedge a portion of our exposure, we remain subject to interest rate risk under these Facilities (as defined below). Increases in interest rates, including as the result of general economic inflation, would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows.

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

The trading price of our common stock has historically been volatile. From our IPO date through February 20, 2026, the price of our common stock has ranged from a closing low of $1.40 per share to a closing high of $34.34 per share. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock has fluctuated and may continue to fluctuate widely in response to various factors, many of which are beyond our control. They include:

•
aviation and telecommunications industry or general market conditions, including those related to disruptions to supply chains and installations;
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

In addition, the stock markets have experienced extreme price and volume fluctuations in recent years that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many such companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which may have a material adverse effect on our business, financial condition and results of operations. Additionally, given the volatility in the stock market in general and in the trading price of our common stock in particular, we continue to actively monitor our common stock’s trading price. If the minimum bid price of our common stock were to fall below $1.00 for a period of more than 30 consecutive trading days, we would become deficient under the Nasdaq listing rules and would then have a period to cure before possibly becoming subject to delisting. Any future deficiency, or the perception among investors that we are at heightened risk of becoming deficient, could negatively affect the market price and trading volume of our common stock.

The utilization of our tax losses could be substantially limited if we experienced an “ownership change” as defined in the Internal Revenue Code.

As of December 31, 2025, we had approximately $259 million in federal and $304 million in state net operating losses (“NOLs”). The federal and state NOLs will begin to expire in 2035 and 2027, respectively. Under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as an increase of more than 50% of the value of the Company’s stock owned by certain “5-percent shareholders,” as such term is defined in Section 382 of the Code, in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income or taxes may be limited. To the extent there becomes a new 5-percent shareholder, we may experience an ownership change under Section 382 of the Code, which may result in the loss or impairment of some or all of our NOLs. The extent of any loss or impairment of our NOLs upon an ownership change would depend on several factors, including the nature of the NOLs, our stock price and extent of the ownership change. Our Section 382 Rights Agreement, which would have helped to prevent shareholders from becoming more than 5-percent shareholders, expired in September 2023, and we determined not to renew it. If an ownership change occurs and our ability to use our NOLs is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

A few significant stockholders, including affiliates of Oakleigh Thorne, the chair of our Board, and GTCR LLC and its affiliates, could exert influence over our Company, and if the ownership of our common stock continues to be concentrated, or becomes more concentrated in the future, it could prevent our other stockholders from influencing significant corporate decisions.

As of December 31, 2025, Oakleigh Thorne, the chair of our Board of Directors, and the entities affiliated with Mr. Thorne (the “Thorne Entities”) beneficially owned approximately 21% of the outstanding shares of our common stock, and funds managed by GTCR LLC and its affiliates (“GTCR”) beneficially owned approximately 17% of the outstanding shares of our common stock. As a result, either the Thorne Entities or GTCR alone is able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions and the election of directors. Such ability to influence may reduce the market price of our common stock. In addition, together, GTCR and the Thorne Entities would be able to exercise control over such matters, which similarly may reduce the market price of our common stock.

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

As a public company, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and the related rules and regulations of the SEC, as well as Nasdaq rules, require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We are also required under Sarbanes-Oxley to document and test the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. The applicable SEC rules are constantly evolving in response to market conditions and other developments, and we must update our disclosure controls and procedures quickly and effectively in order to produce appropriate disclosures. Any failure to maintain effective controls or implement required new or improved controls may materially adversely affect our results of operations or cause us to fail to meet our reporting obligations. For more information, see “—We have identified a material weakness in our internal control over financial reporting, which could, if not effectively remediated, result in material misstatements in our financial statements, and a failure to meet our reporting and financial obligations.” Failure to comply with Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, Nasdaq, or other regulatory authorities. Additionally, this failure could negatively affect the market price and trading liquidity of our common stock, restrict our access to the capital markets, cause investors to lose confidence in our reported financial information, and generally materially and adversely impact our business and financial condition.

We have identified a material weakness in our internal control over financial reporting, which could, if not effectively remediated, result in material misstatements in our financial statements, and a failure to meet our reporting and financial obligations.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and errors in our financial statements and operate successfully as a public company. As discussed in “Item 9A. Controls and Procedures,” our management and independent registered public accounting firm have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025. We are actively engaged in developing and implementing a remediation plan designed to address the underlying material weakness and are committed to remediating it as promptly as possible. However, we cannot be certain that the current material weakness in internal control will be remediated and our internal control over financial reporting will be considered effective going forward. Because of its inherent limitations, our system of internal control over financial reporting may not prevent or detect every misstatement.

If we are unable to remediate the existing material weakness in our internal controls over financial reporting and achieve effective internal control, or if we identify additional material weaknesses in our internal control over financial reporting, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our consolidated financial statements. This could result in a decrease in the value of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We prioritize the management of cybersecurity risk and the protection of information across our enterprise by embedding data protection and cybersecurity risk management in our operations. Our processes for assessing, identifying, and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes and are designed to protect the confidentiality, integrity, and availability of our information systems, safeguard our intellectual property and sensitive data, and ensure the resilience of our services.

As a foundation of this approach, we have implemented a layered governance structure to help assess, identify, manage and report cybersecurity risks. Our cybersecurity program leverages the NIST Framework, which outlines the core components and responsibilities necessary to sustain a healthy and well-balanced cybersecurity program. To protect our network and information systems from cybersecurity threats, we use various security tools and policies that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools and a unified Security Information and Event Management (“SIEM”) platform, which aggregates and analyzes log data from across our entire environment.

We have a number of policies and procedures supporting the cybersecurity program, including a robust enterprise cybersecurity incident response plan, which is activated in the event of a cybersecurity incident. The incident response plan is a detailed playbook that specifies how Gogo classifies, responds to, and recovers from cybersecurity incidents and includes notification procedures that vary depending on the significance of the incident. When warranted by the severity of the incident, the Board, the Audit Committee, the Chief Executive Officer and other senior executives are part of the notification chain.

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

With respect to third-party service providers, including our Cloud Service Providers (“CSPs”), we obligate our vendors to adhere to privacy and cybersecurity measures through various contractual provisions to the extent possible, and we perform risk assessments of vendors as appropriate from time to time, which includes a vendor’s ability to protect data from unauthorized access, and ongoing monitoring to ensure our vendors adhere to our security standards. We define and manage a shared responsibility model with our CSPs to ensure there are no gaps in security coverage and review their System and Organization Controls (“SOC”) 2 reports as part of our due diligence process.

We face ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors - We periodically are and could in the future be adversely affected if we or our third party suppliers or service providers suffer service interruptions or delays, technology failures, damage to equipment or system disruptions or failures arising from, among other things, force majeure events, cybersecurity incidents or other malicious activities.” We have insurance designed to cover certain expenses relating to cybersecurity incidents; however, damage and claims arising from a cybersecurity incident may exceed the amount of any insurance available. While we have experienced cybersecurity incidents, to date, we do not believe that we experienced a material cybersecurity incident during the fiscal year ended December 31, 2025.

The sophistication of cybersecurity threats, including through the use of AI, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency such as our contemplated use of AI may further expose our computer systems to the risk of cybersecurity incidents.

Governance

Our cybersecurity governance model, aligned with the NIST Cybersecurity Framework 2.0, provides for robust oversight from both the Board of Directors and senior management, ensuring that cybersecurity risk is managed as a critical component of our enterprise risk. As part of our overall risk management approach, we prioritize the identification and management of cybersecurity risk at several levels, which involves Board and Audit Committee oversight, senior and department executive leadership focus and commitment, and employee training. Our Audit Committee, comprised entirely of independent directors from our Board, oversees the

Board’s responsibilities relating to the operational (including information technology (“IT”) risks, business continuity and data security) risk affairs of the Company. Our Audit Committee is informed of such risks through annual assessments, quarterly reporting and regular updates from members of the Company’s executive leadership team, cybersecurity and data privacy leadership team, as well as the Internal Audit team. The Audit Committee reports to the Board of Directors regarding its activities, including those related to cybersecurity, and may request the CISO to brief the Board of Directors on the status of cybersecurity and risk management programs, as well as relevant cyber-incidents and threats.

Our Senior Vice President, Chief Information Security Officer (“CISO”), leads our cybersecurity team and has over 16 years of experience establishing and leading comprehensive cybersecurity programs. Our CISO retired from the United States Navy, where he served in various roles with increasing responsibility, most recently serving as the Director of Operations – Navy Cyber Defense Operations Command. In that role, our CISO led a team of 450 personnel overseeing networks with more than 800,000 endpoints and more than 200 IT, Cloud, Legacy, and Operational Technology networks globally. We believe that our CISO’s technical expertise and background assists us with the navigation of the extensive regulatory framework to which we are subject as a federal contractor, including the achievement of the Cybersecurity Maturity Model Certification (“CMMC”) program. We believe we are well-positioned to meet the requirements of CMMC and are preparing for certification.

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

Item 2. Properties

The Company operates from a combination of owned and leased properties. We lease our corporate headquarters office located in Broomfield, Colorado, which is used by our senior management as well as for sales, research and development, customer service and administrative purposes. The Company also leases a warehouse in Broomfield, an engineering and manufacturing facility in Ottawa, Canada, three business offices in the United States, and seven business offices internationally. The Broomfield headquarters lease expires in 2029.

The Company owns and occupies two properties in Melbourne, Florida, which house a corporate facility and a data center. Both properties are currently listed for sale.

We believe that our current facilities are adequate for the foreseeable future.

Item 3. Legal Proceedings

We are subject to several lawsuits arising out of the conduct of our business. See Note 17, “Commitments and Contingencies,” to our consolidated financial statements for a discussion of litigation matters.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our Company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “GOGO” since June 21, 2013.

Holders of Record

As of February 20, 2026, there were 25 stockholders of record of our common stock, and the closing price of our common stock was $4.39 per share as reported on the NASDAQ. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison of cumulative total return for our common stock, the Nasdaq Composite Index (“NASDAQ Composite”) and Standard & Poor’s SmallCap 600 Index (“S&P SmallCap 600”) for the period from December 31, 2020 through December 31, 2025, the last trading day of 2025. The graph assumes that $100 was invested at the market close on December 31, 2020 in our common stock, the NASDAQ Composite and the S&P SmallCap 600 and assumes reinvestments of dividends, if any. The S&P SmallCap 600 was chosen because we do not believe we can reasonably identify an industry index or specific peer issuer that would offer a meaningful comparison. The S&P SmallCap 600 represents a broad-based index of companies with similar market capitalization. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

$200
$175
$150
$125
$100
$75
$50
$25
12/20
12/21
12/22
12/23
12/24
12/25
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

Company Overview

The Company is the only multi-orbit, multi-band in-flight connectivity provider offering connectivity technology purpose-built for business and military/government aviation. We have a holistic approach of providing broadband connectivity services to our customers from small to large aircraft and heavy jets through our ATG technology and integrated LEO and GEO satellite solutions provided by multiple satellite constellations owned by our satellite network partners. We aim to deliver to our customers consistent, global tip-to-tail connectivity with a suite of software, hardware, and advanced infrastructure supported by a 24/7/365 in-person customer support team to fit their every need.

Our Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, makes resource and operating decisions by evaluating the performance and business results on a consolidated basis. As we do not have multiple segments, we do not present segment information in this Annual Report on Form 10-K.

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the business and military/government aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•
our ability to implement on a timely basis and costs associated with the ongoing implementation of our technology roadmap, including installation of and/or upgrades to the ATG Broadband technologies we currently offer, Gogo 5G, Gogo Galileo, LTE and any other next generation or other new technology that we develop or acquire;
•
our ability to manage issues and related costs that may arise in connection with the implementation of our technology roadmap, including technological issues and related remediation efforts and technological shifts, failures or delays on the part of antenna, chipset, and other equipment developers and providers or satellite network providers, some of which are single-source;
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
•
changes in laws, regulations, policies and interpretations affecting our business, the business of our customers and suppliers globally, including changes that impact the design of our equipment and our ability to obtain required certifications for our equipment and services, and telecommunications services globally, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, including Gogo Galileo and Gogo 5G, and expand our service offerings and manage our network; and
•
the enactment of, and proposals for, trade protection measures by the United States as well as other countries (including United States “reciprocal” tariffs that began in April 2025), including increases or changes in tariffs and trade barriers, changes in government policies and international trade arrangements, geopolitical volatility, and global macroeconomic conditions, or uncertainty regarding the impact of proposed or future trade protection measures, may affect our results of operations in some markets.

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key operating metrics, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections. Certain of these business metrics may be added, removed or updated from time to time as our business evolves.

	For the Years Ended December 31,
	2025	2024	2023
ATG aircraft online (at period end)
AVANCE	4,956	4,608	3,976
Gogo Biz	1,446	2,451	3,229
Total ATG	6,402	7,059	7,205
GEO aircraft online	1,321	1,249	10
Gogo Galileo aircraft online	74	—	—
Average monthly connectivity service revenue per ATG aircraft online	$3,421	$3,481	$3,380
ATG units sold	1,631	911	894

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
•
Gogo Galileo aircraft online. We define Gogo Galileo aircraft online as the total number of aircraft for which we provide Gogo Galileo LEO broadband services in the last month of the period presented. This number excludes military/government Gogo Galileo aircraft online. This metric was not presented prior to the fiscal year ended December 31, 2025, as Gogo Galileo was only first deployed in that year.
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

Service revenue primarily consists of subscription and usage fees paid by aircraft owners and operators for telecommunication, data, and in-flight entertainment services. Service revenue is recognized as the services which are provided to the customer.

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

Depreciation and Amortization:

Depreciation expenses include expenses associated with the depreciation of our network equipment, buildings, office equipment and furniture, fixtures and leasehold improvements, which are recorded over their estimated useful lives. Amortization expense includes the amortization of our finite-lived intangible assets on a straight-line basis over their estimated useful lives.

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

We believe that the assumptions and estimates associated with our goodwill impairment analysis and the fair value of the earnout liability associated with the Transaction have the greatest potential impact on and are the most critical to fully understanding and evaluating our reported financial results, and that they require our most difficult, subjective or complex judgments. For a discussion of our significant accounting policies to which many of these estimates relate, see Note 1, “Summary of Significant Accounting Policies,” to our consolidated financial statements.

Goodwill Impairment

We assess goodwill for impairment on an annual basis as of October 1st of each year or more often if deemed necessary. To determine whether goodwill is impaired, we are required to assess the fair value of the reporting unit and compare it to the carrying value of goodwill. We have one reportable segment which is also our only operating segment and reporting unit. We assess qualitative and quantitative factors to determine the likelihood of impairment.

Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, financial performance versus budget and any other events or circumstances specific to the reporting unit. If it is more likely than not that the fair value of the reporting unit is greater than the carrying value of goodwill, no further testing is required. If our qualitative analysis indicates more testing is required, or if we elect not to perform a qualitative analysis, we will apply the quantitative impairment test method.

Our quantitative impairment assessment considers both the market and income approaches to estimate fair value. The market approach estimates fair value using financial multiples of comparable companies. The income approach estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values.

We make significant estimates and assumptions to determine the fair value of the reporting unit. Critical estimates in valuing the reporting unit include, but are not limited to forecasted revenue growth rates, forecasted earnings before income taxes, depreciation and amortization (“EBITDA”) margins, the discount rate, long-term growth rate, and the selection of financial multiples of comparable companies.

For 2025, the Company engaged a third-party valuation advisor to assist in estimating the fair value of the reporting unit, including the selection of valuation methodologies. Our estimates are based on assumptions the Company believes to be reasonable and are inherently uncertain. Any material changes in these assumptions could result in significant fluctuations in the fair value of the reporting unit, potentially affecting future impairment assessments. Such adverse impacts may be material. We completed our annual goodwill impairment assessment for 2025 and determined that the fair value of the reporting unit exceeded its carrying value, indicating no impairment.

Fair Value - Earnout Liability

In connection with the Transaction, a portion of the purchase consideration consists of contingent consideration payable based on the achievement of specified performance targets. The contingent consideration is recorded at fair value on the acquisition date and is remeasured at fair value as of the balance sheet date, with changes in fair value recognized in earnings.

The fair value of the earnout liability is determined using a Monte Carlo simulation model to estimate the range of potential outcomes and the likelihood of achieving the applicable performance targets. This valuation technique requires the Company to make significant estimates and assumptions, including projected future gross profit of Satcom Direct, and the selection of an appropriate risk-adjusted discount rate.

In developing the forecasted gross profit projections, management considers historical performance, including aircraft retention rates, contractual arrangements, and anticipated market and economic conditions. These projections are inherently uncertain and are sensitive to changes in business performance, market conditions, and other factors that may affect future operating results.

The discount rate used in the valuation reflects the time value of money and the risks associated with achieving the projected results and realizing the contingent payments. The Company evaluates the reasonableness of the discount rate and other key assumptions, including by considering observable market data, industry conditions, and company-specific risk factors.

For 2025, the Company engaged a third-party valuation advisor to assist in estimating the fair value of the earnout liability, including the selection of valuation methodologies and key assumptions. The Company believes the assumptions used in the valuation are reasonable, however, these estimates are inherently uncertain and actual results may differ from those assumed in the valuation model. Changes in forecasted gross profit, discount rates, or other significant assumptions could result in material adjustments to the fair value of the earnout liability in future periods, and such adjustments could be material to the Company’s consolidated financial statements.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies,” to our consolidated financial statements for additional information.

Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of operations. The information contained in the table below should be read in conjunction with our consolidated financial statements and related notes. The acquisition of Satcom Direct was completed in the fourth quarter of 2024, and as a result, its results of operations are not reflected in our financial statements prior to such date.

Consolidated Statements of Operations

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Revenue:
Service revenue	$774,393	$364,270	$318,015
Equipment revenue	136,098	80,439	79,562
Total revenue	910,491	444,709	397,577
Operating expenses:
Cost of service revenue (exclusive of items shown below)	372,728	99,042	69,568
Cost of equipment revenue (exclusive of items shown below)	134,676	67,561	63,383
Engineering, design and development	56,143	44,772	36,683
Sales and marketing	55,841	38,020	29,797
General and administrative	116,741	125,071	57,280
Depreciation and amortization	60,279	18,972	16,701
Total operating expenses	796,408	393,438	273,412
Operating income	114,083	51,271	124,165
Other expense (income):
Interest income	(4,676)	(8,336)	(7,403)
Interest expense	68,217	38,431	33,056
Change in fair value of earnout liability	11,800	—	—
Loss on extinguishment of debt	—	—	2,224
Other (income) expense, net	11,930	3,042	(1,315)
Total other expense	87,271	33,137	26,562
Income before income taxes	26,812	18,134	97,603
Income tax provision (benefit)	13,889	4,388	(48,075)
Net income	$12,923	$13,746	$145,678

Comparison of Years Ended December 31, 2025 and 2024

Below is a discussion of changes in the results in operations for the years ended 2025 and 2024.

Revenue

Revenue and percent change for the years ended December 31, 2025 and 2024 were as follows (in thousands, except for percent change):

	For the Years Ended
	December 31,		% Change
	2025	2024	2025 over 2024
Service revenue	$774,393	$364,270	112.6%
Equipment revenue	136,098	80,439	69.2%
Total revenue	$910,491	$444,709	104.7%

Total revenue increased to $910.5 million for the year ended December 31, 2025, as compared with $444.7 million for the prior year.

Service revenue increased to $774.4 million for the year ended December 31, 2025, as compared with $364.3 million for the prior year, due to the current year including service revenue earned as a result of the acquisition of Satcom Direct.

Equipment revenue increased to $136.1 million for the year ended December 31, 2025, as compared with $80.4 million for the prior year, due to an increase in equipment revenue earned as a result of the acquisition of Satcom Direct of $26.2 million and an increase of $21.4 million due to Gogo Galileo shipments.

We expect service revenue to decline in the near term as a result of the expected decline in ATG services sold and increase in the future as additional aircraft come online for Gogo 5G and Gogo Galileo. We expect equipment revenue to increase in the future driven by growth in sales of Gogo 5G and Gogo Galileo units.

Cost of Revenue

Cost of service revenue and percent change for the years ended December 31, 2025 and 2024 were as follows (in thousands, except for percent change):

	For the Years Ended
	December 31,		% Change
	2025	2024	2025 over 2024
Cost of service revenue	$372,728	$99,042	276.3%
Cost of equipment revenue	134,676	67,561	99.3%

Cost of service revenue increased 276.3% to $372.7 million for the year ended December 31, 2025, as compared with $99.0 million for the prior year, due to the current year including cost of service revenue as a result of the acquisition of Satcom Direct.

Cost of equipment revenue increased 99.3% to $134.7 million for the year ended December 31, 2025, as compared with $67.6 million for the prior year due an increase in cost of equipment revenue as a result of the acquisition of Satcom Direct of $21.1 million and an increase of $27.6 million due to Gogo Galileo shipments.

We expect that our cost of equipment revenue will increase with growth in units sold, including Gogo 5G and Gogo Galileo units, due to the launch of those products.

Engineering, Design and Development Expenses

Engineering, design and development expenses increased 25.4% to $56.1 million for the year ended December 31, 2025, as compared with $44.8 million for the prior year as a result of the acquisition of Satcom Direct.

We expect engineering, design and development expenses to decrease, driven by Gogo Galileo development costs and Gogo 5G program spend nearing completion.

Sales and Marketing Expenses

Sales and marketing expenses increased 46.9% to $55.8 million for the year ended December 31, 2025, as compared with $38.0 million for the prior year as a result of the acquisition of Satcom Direct.

We expect sales and marketing expenses to increase due to the launch and market adoption of the Gogo 5G and Gogo Galileo offerings.

General and Administrative Expenses

General and administrative expenses decreased 6.7% to $116.7 million for the year ended December 31, 2025, as compared with $125.1 million for the prior year due to the acquisition costs for Satcom Direct in the prior year.

We expect general and administrative expenses to decrease over time as acquisition and integration activities complete.

Depreciation and Amortization

Depreciation and amortization expenses increased 217.7% to $60.3 million for the year ended December 31, 2025, as compared with $19.0 million for the prior year due to amortization expenses related to intangible assets obtained in the acquisition of Satcom Direct.

We expect that our depreciation and amortization expenses will increase in the future as we begin depreciation for our Gogo 5G network.

Other (Income) Expense

Other (income) expense and percent change for the years ended December 31, 2025 and 2024 were as follows (in thousands, except for percent change):

	For the Years		% Change
	Ended December 31,		2025 over
	2025	2024	2024
Interest income	$(4,676)	$(8,336)	(43.9)%
Interest expense	68,217	38,431	77.5%
Change in fair value of earnout liability	11,800	—	nm
Other expense, net	11,930	3,042	292.2%
Total	$87,271	$33,137	163.4%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense increased to $87.3 million for the year ended December 31, 2025, as compared with $33.1 million for the prior year. Interest expense increased due to the HPS Term Loan Facility and other expense, net increased due to litigation settlement accrual expense.

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

Income Taxes

The effective income tax rate for the year ended December 31, 2025 was 51.8%, as compared with 24.2% for the prior year. The income tax provision was $13.9 million for the year ended December 31, 2025 due to pre-tax income, nondeductible officer’s compensation, stock-based compensation, foreign inclusions and the establishment of valuation allowances on foreign net operating loss carryforwards. The income tax provision was $4.4 million for the year ended December 31, 2024, due to pre-tax income. See Note 15, “Income Tax,” to our consolidated financial statements for additional information.

We expect our income tax provision to increase in the long term as we continue to generate positive pre-tax income.

Comparison of Years Ended December 31, 2024 and 2023

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 14, 2025 and incorporated by reference herein, includes a discussion of changes in our results of operations from fiscal year 2023 to fiscal year 2024 which was for the legacy pre-acquisition results of the Company (“Gogo BA”).

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) acquisition and integration-related costs, including amortization of acquisition-related inventory step-up costs and changes in fair value of the earnout liability,

(iii) litigation settlement accrual costs, (iv) change in fair value of convertible note and gain on sale of equity investment and (v) loss on extinguishment of debt. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude litigation settlement accrual costs from Adjusted EBITDA because this activity is outside of the ordinary course of our operations and does not reflect our operating performance.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Years Ended December 31,
	2025	2024	2023
Adjusted EBITDA:
Net income attributable to common stock (GAAP)	$12,923	$13,746	$145,678
Interest expense	68,217	38,431	33,056
Interest income	(4,676)	(8,336)	(7,403)
Income tax provision (benefit)	13,889	4,388	(48,075)
Depreciation and amortization	60,279	18,972	16,701
EBITDA	150,632	67,201	139,957
Stock-based compensation expense	24,072	20,777	21,288
Change in fair value of earnout liability	11,800	—	—
Acquisition and integration-related costs(1)	14,449	53,476	—
Amortization of acquisition-related inventory step-up costs	2,741	249	—
Litigation settlement accrual costs	10,510	—	—
Change in fair value of convertible note and gain on sale of equity investment	3,552	793	(1,343)
Loss on extinguishment of debt	—	—	2,224
Adjusted EBITDA	$217,756	$142,496	$162,126

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$124,490	$41,421	$78,970
Consolidated capital expenditures	(75,161)	(27,055)	(24,088)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	29,282	4,395	1,130
Proceeds from interest rate caps	10,570	23,181	26,675
Free cash flow	$89,181	$41,942	$82,687

(1)For the year ended December 31, 2025, consists of integration-related advisory fees of $6.3 million and severance and other compensation-related costs of $8.1 million. For the year ended December 31, 2024, consists of change-in-control bonuses of $29.7 million, severance and other compensation-related costs of $3.8 million, and due diligence and advisory fees of $20.0 million.

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
·
Adjusted EBITDA does not reflect litigation settlement accrual costs;
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

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. No shares were repurchased during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, we repurchased an aggregate 4.0 million shares and 0.5 million shares, respectively, of our common stock for $33.2 million and $4.8 million, respectively. As of December 31, 2025, approximately $12.1 million remains available under the share repurchase program.

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

The 2021 Term Loan Facility amortizes in quarterly installments equal to 1% of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the 2021 Term Loan Facility. There are no amortization payments under the Revolving Facility. On May 3, 2023, the Company prepaid $100 million of the outstanding principal amount of the 2021 Term Loan Facility. This prepayment satisfied the required amortization payments for the remaining term of the 2021 Term Loan Facility.

As detailed in Note 9, “Long-Term Debt and Other Liabilities,” on December 3, 2024, the Company and GIH entered into a credit agreement (the “HPS Credit Agreement” and together with the 2021 Credit Agreement, the “Credit Agreements”) with HPS Investment Partners, LLC, as the administrative agent, and the party thereto, which provides for a term loan credit facility in an aggregate principal amount of $250 million. The HPS Term Loan Facility amortizes in quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the HPS Term Loan Facility on April 30, 2028.

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

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus a credit spread adjustment recommended by the Alternative Reference Rates Committees of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The aggregate notional amount of the interest rate caps as of December 31, 2025 is $250.0 million. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the latest reduction of $100.0 million having occurred on July 31, 2025. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future. For additional information on the interest rate caps, see Note 10, “Derivative Instruments and Hedging Activities,” to our consolidated financial statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations, comprised of our material future cash requirements and deferred revenue arrangements, as of December 31, 2025 (in thousands).

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations:
Lease obligations(1)	$83,062	$18,122	$32,034	$22,438	$10,468
Purchase obligations (2)	591,169	341,012	244,782	5,375	—
2021 Term Loan Facility (3)	601,438	—	601,438	—	—
HPS Term Loan Facility (3)	246,875	2,500	244,375	—	—
Interest and fees on the Facilities(3)(4)	169,454	72,573	96,510	371	—
Deferred revenue arrangements (5)	36,011	35,194	817	—	—
Estimated earnout obligation (6)	40,437	40,437	—	—	—
Other long-term obligations (7)	46,745	15,734	5,376	1,757	23,878
Total	$1,815,191	$525,572	$1,225,332	$29,941	$34,346

(1)
See Note 16, “Leases,” to our consolidated financial statements for more information.
(2)
As of December 31, 2025, our outstanding purchase obligations represented obligations to vendors incurred in order to meet operational requirements in the normal course of business, including Gogo 5G, Gogo Galileo, information technology, research and development, sales and marketing, general and administrative and production related activities.
(3)
See Note 9, “Long-Term Debt and Other Liabilities,” to our consolidated financial statements for more information.
(4)
Interest on our variable rate debt is calculated for future periods using the interest rate in effect as of December 31, 2025 and excludes the impact of our interest rate caps.
(5)
Amounts represent obligations to provide services for which we have already received cash from our customers.
(6)
Amount represents the estimated payment that has been earned based on actual performance through December 31, 2025 and excludes contingent consideration that may be payable based on the achievement of future performance targets.
(7)
Other long-term obligations consist of estimated payments (undiscounted) for our asset retirement obligations, network transmission services and monthly payments of C$0.1 million (using the December 31, 2025 exchange rate) to the licensor of our Canadian ATG spectrum license over the estimated 25-year term of the agreement. Other long-term obligations exclude tax liability payments due to the uncertainty of their timing.

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

Cash Flows

The following table presents a summary of our consolidated cash flow activity for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$124,490	$41,421	$78,970
Net cash provided by (used in) investing activities	(39,921)	(337,203)	29,856
Net cash provided by (used in) financing activities	(1,351)	198,691	(120,434)
Effect of foreign exchange rate changes on cash	168	29	94
Increase (decrease) in cash, cash equivalents and restricted cash	83,386	(97,062)	(11,514)
Cash, cash equivalents and restricted cash at beginning of period	42,304	139,366	150,880
Cash, cash equivalents and restricted cash at end of period	$125,690	$42,304	$139,366
Supplemental information:
Cash, cash equivalents and restricted cash at end of period	$125,690	$42,304	$139,366
Less: current restricted cash	88	70	—
Less: non-current restricted cash	396	469	330
Cash and cash equivalents at end of period	$125,206	$41,765	$139,036

Following is a discussion of the year-over-year changes in cash flow activities.

Net cash provided by operating activities:

The following table presents a summary of our cash flows from operating activities from operations for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Net income	$12,923	$13,746	$145,678
Non-cash charges and credits	118,938	56,179	(4,410)
Changes in operating assets and liabilities	(7,371)	(28,504)	(62,298)
Net cash provided by operating activities	$124,490	$41,421	$78,970

For the year ended December 31, 2025, cash provided by operating activities was $124.5 million, as compared with $41.4 million for the prior year. The principal contributors to the increase in operating cash flows were:

•
A $61.9 million increase in net income and non-cash charges and credits, as noted above under “—Results of Operations.”
•
A $21.1 million improvement in cash flows related to operating assets and liabilities resulting from:
o
An increase in cash flows due to the following:
▪
Changes in inventories due to an increase in equipment revenue and a decrease in purchases; and
▪
Changes in accounts payable and accrued liabilities due to the timing of payments;
o
Partially offset by a decrease in cash flows due to the following:
▪
Changes in accounts receivable due to the timing of payments;
▪
Changes in contract assets due to additional promotional sales programs in the current year as compared to the prior year; and

▪
Changes in deferred revenue due to the recognition of revenue for transactions in which customer payment was previously received.

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

Net cash (used in) provided by investing activities:

Cash used in investing activities was $39.9 million for the year ended December 31, 2025, due to $75.2 million of capital expenditures noted below, partially offset by $29.3 million received from the FCC Reimbursement Program for capital expenditures and $10.6 million of proceeds from interest rate caps.

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

Net cash provided by (used in) financing activities:

Cash used in financing activities for the year ended December 31, 2025 was $1.4 million, due to principal payments on the HPS Term Loan Facility, offset in part by stock-based compensation activities.

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

Capital expenditures for the years ended December 31, 2025, 2024 and 2023 were $75.2 million, $27.1 million and $24.1 million, respectively. The increase in capital expenditures in 2025 as compared to 2024 was due to the build out of the LTE and Gogo 5G networks and Gogo Galileo. The increase in capital expenditures in 2024 as compared to 2023 was due to capitalized software development costs related to Gogo Galileo.

We expect that our capital expenditures will start to decrease as we complete the build out of the LTE network related to the FCC Reimbursement Program and finalize our investment in Gogo 5G.

Debt Instruments

Following is a discussion of the debt instruments we had in place as of December 31, 2025 as well as those we utilized during the years ended December 31, 2025, 2024 and 2023.

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

The 2021 Term Loan Facility amortizes in quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the 2021 Term Loan Facility. There are no amortization payments under the Revolving Facility.

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.50% to 4.00% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.50% to 3.00% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of December 31, 2025, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 4.00% for SOFR rate loans and 3.00% for alternate base rate loans.

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

The proceeds of the 2021 Term Loan Facility were used, together with cash on hand, (i) to redeem in full and pay the outstanding principal amount of the 2024 Senior Secured Notes together with accrued and unpaid interest and redemption premiums and to pay fees associated with the termination of the ABL Credit Agreement (together with the redemption of the 2024 Senior Secured Notes, the “Refinancing”), and (ii) to pay the other fees and expenses incurred in connection with the Refinancing and the 2021 Facilities. The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of December 31, 2025 and 2024.

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

Restricted Cash

Our restricted cash balances were $0.5 million and $0.5 million, respectively, as of December 31, 2025 and 2024, and consisted of letters of credit issued for the benefit of the landlords of our various office locations and the tower operators for certain of our cell sites.

For additional information on the 2021 Credit Agreement and HPS Credit Agreement, see Note 9, “Long-Term Debt and Other Liabilities,” to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both December 31, 2025 and December 31, 2024 primarily included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under each of the 2021 Facilities (if any) and the HPS Term Loan Facility. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of December 31, 2025, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of December 31, 2025 was $250.0 million. Based on our December 31, 2025 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $6.2 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 2.25% and the $50 million reduction in the notional amount and an increase of the strike rate to 2.75% that will occur on July 31, 2026. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $8.5 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the years ended December 31, 2025, 2024 and 2023 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Item 8. Financial Statements and Supplementary Data

Gogo Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Gogo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gogo Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill — Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description

The Company performed a quantitative goodwill impairment assessment as of its annual test date of October 1, 2025, and determined that it was not more likely than not that the fair value of the reporting unit was below its carrying value as of such date.

The Company’s quantitative goodwill impairment assessment involved comparing the carrying value of the Company’s reporting unit to the estimated fair value of the reporting unit which is based on both the market and income approaches to estimate fair value. The quantitative goodwill impairment assessment requires the Company to make significant estimates and assumptions related to the determination of the fair value of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both.

The Company's goodwill balance is $193 million as of December 31, 2025, and the quantitative goodwill impairment assessment performed as of October 1, 2025 resulted in the fair value of the reporting unit in excess of its carrying value. Therefore, no goodwill impairment charge was recorded.

We identified goodwill as a critical audit matter because of (i) the significant judgments inherent in management’s estimates while developing the fair value measurement of the reporting unit including forecasted revenue growth rates, forecasted earnings before income taxes, depreciation and amortization (“EBITDA”) margins, discount rate, long-term growth rate, and the selection of financial multiples of comparable companies; (ii) a high degree of auditor judgment and subjectivity in performing our audit procedures; and (iii)

an increased extent of effort involved using professionals with specialized skill and knowledge to evaluate the reasonableness of management's estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the preparation of the forecasted revenue growth rates and forecasted EBITDA margins, and the selection of the discount rate, long-term growth rate, and financial multiples of comparable companies used in the quantitative goodwill impairment assessment for the Company’s reporting unit included the following:

•
We tested the effectiveness of controls over the annual goodwill impairment assessment, including those over the preparation of the forecasted revenue growth rates and forecasted EBITDA margins, and the selection of the discount rate, long-term growth rate, and financial multiples of comparable companies used in the fair value measurement.
•
We performed sensitivity analyses of the forecasted revenue growth rates, forecasted EBITDA margins, discount rate, and long-term growth rate to evaluate the reasonableness of management’s assumptions.
•
We evaluated the reasonableness of the forecasted revenue growth rates and forecasted EBITDA margins by comparing the assumptions to (i) similar metrics for guideline public companies and (ii) third-party macroeconomic and industry data.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the selection of the discount rate, long-term growth rate, and financial multiples of comparable companies, along with the valuation methodology.

Earnout Consideration — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

On December 3, 2024, the Company completed its acquisition of Satcom Direct, LLC (“Satcom Direct”) for consideration at close of the acquisition of $448 million, which included the fair value of contingent consideration related to a potential earnout provision. During the year, the earnout consideration associated with the Satcom Direct acquisition was remeasured and subsequent changes to the fair value of the earnout consideration were recorded within the consolidated statement of operations. As of December 31, 2025, the Company determined the fair value of the earnout consideration to be $71.9 million, which represents a ‘Level 3’ fair value measurement in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment for key assumptions. As of December 31, 2025, $33.0 million of the earnout consideration is included in Other non-current liabilities on the Consolidated Balance Sheets, with the remainder in Accrued liabilities.

Auditing the valuation of the earnout consideration was complex and required significant auditor judgment due to the use of a Monte Carlo simulation model and the high degree of subjectivity in evaluating certain assumptions required to estimate the fair value of the earnout consideration. In particular, the fair value measurement was sensitive to the significant assumptions underlying the estimated forecasted gross profit projections of Satcom Direct and the risk-adjusted discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted gross profit projections and risk-adjusted discount rate used in the Company’s earnout consideration valuation included the following:

•
We tested the effectiveness of controls over the earnout consideration, including those over the preparation of forecasted gross profit projections and the selection of the risk-adjusted discount rate to estimate the fair value of the earnout consideration.
•
We evaluated the reasonableness of management’s forecasted gross profit projections by comparing the forecasts to third-party macroeconomic and industry data.
•
We evaluated whether the forecasted gross profit projection assumptions used were consistent with evidence obtained in other areas of the audit.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the selection of the risk-adjusted discount rate, along with the valuation methodology.

/s/ Deloitte & Touche, LLP

Chicago, IL

February 27, 2026

We have served as the Company's auditor since 2007.

Gogo Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$125,206	$41,765
Accounts receivable, net of allowances of $6,783 and $4,467, respectively	112,558	111,513
Inventories	98,853	97,934
Assets held for sale	26,253	16,625
Prepaid expenses and other current assets	69,039	55,256
Total current assets	431,909	323,093
Non-current assets:
Property and equipment, net	117,274	119,125
Intangible assets, net	248,818	275,331
Goodwill	193,187	184,831
Operating lease right-of-use assets	57,990	68,465
Investment in convertible note	—	4,207
Other non-current assets, net of allowances of $538 and $861, respectively	44,928	36,870
Deferred income taxes	209,666	217,309
Total non-current assets	871,863	906,138
Total assets	$1,303,772	$1,229,231
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$92,514	$67,231
Accrued liabilities	139,020	81,889
Deferred revenue	35,194	30,408
Current portion of long-term debt	2,500	2,500
Total current liabilities	269,228	182,028
Non-current liabilities:
Long-term debt	833,579	831,581
Non-current operating lease liabilities	55,772	68,178
Other non-current liabilities	44,064	78,120
Total non-current liabilities	933,415	977,879
Total liabilities	1,202,643	1,159,907
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at December 31, 2025 and December 31, 2024; 134,511,275 and 144,095,996 shares issued at December 31, 2025 and December 31, 2024, respectively; and 134,511,275 and 130,918,997 shares outstanding at December 31, 2025 and December 31, 2024, respectively	13	14
Additional paid-in capital	1,288,294	1,460,270
Accumulated other comprehensive income	44	5,567
Treasury stock, at cost	—	(196,382)
Accumulated deficit	(1,187,222)	(1,200,145)
Total stockholders’ equity	101,129	69,324
Total liabilities and stockholders’ equity	$1,303,772	$1,229,231

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Revenue:
Service revenue	$774,393	$364,270	$318,015
Equipment revenue	136,098	80,439	79,562
Total revenue	910,491	444,709	397,577
Operating expenses:
Cost of service revenue (exclusive of items shown below)	372,728	99,042	69,568
Cost of equipment revenue (exclusive of items shown below)	134,676	67,561	63,383
Engineering, design and development	56,143	44,772	36,683
Sales and marketing	55,841	38,020	29,797
General and administrative	116,741	125,071	57,280
Depreciation and amortization	60,279	18,972	16,701
Total operating expenses	796,408	393,438	273,412
Operating income	114,083	51,271	124,165
Other expense (income):
Interest income	(4,676)	(8,336)	(7,403)
Interest expense	68,217	38,431	33,056
Change in fair value of earnout liability	11,800	—	—
Loss on extinguishment of debt	—	—	2,224
Other (income) expense, net	11,930	3,042	(1,315)
Total other expense	87,271	33,137	26,562
Income before income taxes	26,812	18,134	97,603
Income tax provision (benefit)	13,889	4,388	(48,075)
Net income	$12,923	$13,746	$145,678

Net income attributable to common stock per share:
Basic	$0.10	$0.11	$1.12
Diluted	$0.09	$0.10	$1.09
Weighted average number of shares
Basic	133,707	128,533	129,753
Diluted	136,593	131,455	133,283

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income	$12,923	$13,746	$145,678
Other comprehensive income (loss), net of tax
Currency translation adjustments	712	(823)	291
Cash flow hedges:
Amount recognized in other comprehensive income	(814)	4,413	4,579
Less: income realized and reclassified to earnings	5,421	13,819	19,202
Changes in fair value of cash flow hedges	(6,235)	(9,406)	(14,623)
Other comprehensive loss, net of tax	(5,523)	(10,229)	(14,332)
Comprehensive (loss) income	$7,400	$3,517	$131,346

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$12,923	$13,746	$145,678
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60,279	18,972	16,701
Loss on asset disposals, abandonments and write-downs	504	2,932	362
Provision for expected credit losses	1,504	3,803	1,233
Deferred income taxes	9,957	3,245	(49,172)
Stock-based compensation expense	24,072	20,777	21,288
Amortization of deferred financing costs and interest rate caps	5,518	5,147	3,894
Accretion of debt discount	1,752	510	403
Change in fair value of earnout liability	11,800	—	—
Change in fair value of convertible note and gain on sale of equity investment	3,552	793	(1,343)
Loss on extinguishment of debt	—	—	2,224
Changes in operating assets and liabilities:
Accounts receivable	(4,954)	2,971	4,833
Inventories	(1,081)	(16,224)	(13,694)
Prepaid expenses and other current assets	(9,404)	(13,417)	(49,891)
Contract assets	(14,230)	(7,138)	3,217
Accounts payable	10,551	(11,295)	3,658
Accrued liabilities	21,870	11,153	4,351
Deferred revenue	(5,440)	3,621	(2,411)
Accrued interest	(2,052)	1,715	(9,409)
Other non-current assets and liabilities	(2,631)	110	(2,952)
Net cash provided by operating activities	124,490	41,421	78,970
Investing activities:
Purchases of property and equipment	(59,377)	(13,504)	(16,267)
Acquisition of intangible assets	(15,784)	(13,551)	(7,821)
Acquisition of Satcom Direct, net of cash acquired	(1,612)	(332,724)	—
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	29,282	4,395	1,130
Proceeds from interest rate caps	10,570	23,181	26,675
Redemptions of short-term investments	—	—	74,179
Purchases of short-term investments	—	—	(49,383)
Purchases of convertible note and equity investment	(3,000)	(5,000)	(5,000)
Proceeds from sale of equity investment	—	—	6,343
Net cash (used in) provided by investing activities	(39,921)	(337,203)	29,856
Financing activities:
Proceeds from term loan, net of discount	—	245,000	—
Payment of debt issuance costs	—	(4,020)	—
Repurchases of common stock	—	(33,185)	(4,822)
Payments on term loan	(2,500)	(6,063)	(107,250)
Payments on finance leases	(41)	(31)	(132)
Stock-based compensation activity	1,190	(3,010)	(8,230)
Net cash provided by (used in) financing activities	(1,351)	198,691	(120,434)
Effect of foreign exchange rate changes on cash	168	29	94
Increase (decrease) in cash, cash equivalents and restricted cash	83,386	(97,062)	(11,514)
Cash, cash equivalents and restricted cash at beginning of period	42,304	139,366	150,880
Cash, cash equivalents and restricted cash at end of period	$125,690	$42,304	$139,366
Cash, cash equivalents and restricted cash at end of period	$125,690	$42,304	$139,366
Less: current restricted cash	88	70	—
Less: non-current restricted cash	396	469	330
Cash and cash equivalents at end of period	$125,206	$41,765	$139,036
Supplemental cash flow information:
Cash paid for interest	$77,806	$56,150	$68,145
Cash paid for taxes, net	$3,400	$3,098	$1,004
Non-cash investing activities:
Fair value of shares issued in acquisition of Satcom Direct	$—	$40,500	$—
Purchases of property and equipment in current liabilities	$16,486	$5,139	$4,801

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2023	127,840,813	$14	$1,385,933	$30,128	$(1,359,569)	8,690,549	$(158,375)	$(101,869)
Net income	—	—	—	—	145,678	—	—	145,678
Currency translation adjustments, net of tax	—	—	—	291	—	—	—	291
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(14,623)	—	—	—	(14,623)
Stock-based compensation expense	—	—	21,288	—	—	—	—	21,288
Issuance of common stock upon exercise of stock options	218,585	—	565	—	—	—	—	565
Issuance of common stock upon vesting of restricted stock units	853,080	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(6,188)	—	—	—	—	(6,188)
Issuance of common stock in connection with employee stock purchase plan	29,257	—	405	—	—	—	—	405
Repurchase of common stock	(479,392)	—	—	—	—	479,392	(4,822)	(4,822)
Balance at December 31, 2023	128,462,343	14	1,402,003	15,796	(1,213,891)	9,169,941	(163,197)	40,725
Net income	—	—	—	—	13,746	—	—	13,746
Currency translation adjustments, net of tax	—	—	—	(823)	—	—	—	(823)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(9,406)	—	—	—	(9,406)
Stock-based compensation expense	—	—	20,777	—	—	—	—	20,777
Issuance of common stock upon exercise of stock options	236,979	—	630	—	—	—	—	630
Issuance of common stock upon vesting of restricted stock units	1,190,029	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(3,903)	—	—	—	—	(3,903)
Issuance of common stock in connection with employee stock purchase plan	36,704	—	263	—	—	—	—	263
Shares issued in acquisition of Satcom Direct	5,000,000	—	40,500	—	—	—	—	40,500
Repurchase of common stock	(4,007,058)	—	—	—	—	4,007,058	(33,185)	(33,185)
Balance at December 31, 2024	130,918,997	14	1,460,270	5,567	(1,200,145)	13,176,999	(196,382)	69,324
Net income	—	—	—	—	12,923	—	—	12,923
Currency translation adjustments, net of tax	—	—	—	712	—	—	—	712
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(6,235)	—	—	—	(6,235)
Stock-based compensation expense	—	—	24,072	—	—	—	—	24,072
Issuance of common stock upon exercise of stock options	1,523,441	1	4,922	—	—	—	—	4,923
Issuance of common stock upon vesting of restricted stock units	1,958,500	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(5,374)	—	—	—	—	(5,374)
Issuance of common stock in connection with employee stock purchase plan	110,337	—	784	—	—	—	—	784
Retirement of treasury stock	—	(2)	(196,380)	—	—	(13,176,999)	196,382	—
Balance at December 31, 2025	134,511,275	$13	$1,288,294	$44	$(1,187,222)	—	$—	$101,129

See the Notes to Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include our wholly owned subsidiaries. All intercompany transactions and account balances have been eliminated.

Segments - As a result of the Company’s acquisition of Satcom Direct on December 3, 2024, as described in Note 2, “Acquisition of Satcom Direct,” the Company initially had two reportable segments on December 3, 2024: the legacy pre-acquisition operations of the Company and the acquired entities of Satcom Direct. However, during the third quarter of 2025, the Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, started making resource and operating decisions by evaluating the performance and business results of the consolidated company. As such, the Company has a single reportable segment as of December 31, 2025.

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

Our restricted cash balances were $0.5 million and $0.5 million as of December 31, 2025 and 2024, respectively, and consisted of letters of credit issued for the benefit of the landlords of our various office locations and the tower operators for certain of our cell sites.

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

See Note 6, “Composition of Certain Balance Sheet Accounts,” for further details.

Property and Equipment and Depreciation - Property and equipment, including leasehold improvements, are stated at historical cost, less accumulated depreciation. Network asset inventory and construction in progress, which include materials, transmission and related equipment, interest and other costs relating to the construction and development of our network, are not depreciated until they are put into service. Network equipment consists of switching equipment, antennas, base transceiver stations, site preparation costs, and other related equipment used in the operation of our network. Depreciation expense totaled $20.4 million, $15.1 million and $14.7 million for the years ended December 31, 2025, 2024 and 2023. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives for owned assets, which are as follows:

Office equipment, furniture, fixtures and other	3-7 years
Leasehold improvements	7-13 years
Buildings	29-39 years
Network equipment	5-25 years

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

Assets Held for Sale - Assets that meet the accounting requirements to be classified as held for sale are separated in a disposal group and are included in assets held for sale on the consolidated balance sheets. At the time we classify an asset as held for sale, we cease recording depreciation and amortization. These assets are measured and reported at the lower of the carrying amount or its estimated fair value, less estimated costs to sell.

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

Goodwill and Other Intangible Assets - Intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. Our FCC Licenses, as defined in Note 8, “Intangible Assets,” and the goodwill related to the acquisition of Satcom Direct are our only material indefinite-lived intangible assets. We perform our annual impairment tests during the fourth quarter of each fiscal year. We assess qualitative and quantitative factors to determine the likelihood of impairment.

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

Our quantitative impairment assessment considers both the market and income approaches to estimate fair value. Specific for goodwill impairment testing, the market approach estimates fair value using financial multiples of comparable companies. The income approach estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values. The results of our annual indefinite-lived intangible asset impairment assessments for 2025, 2024 and 2023 indicated no impairment.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Intangible assets that are deemed to have a finite life are amortized over their useful lives as follows:

Software	3-8 years
Other	5-8 years
Service customer relationships	5-7 years
OEM and dealer relationships	8-10 years

See Note 8, “Intangible Assets,” for further details.

Long-Lived Assets - We review our long-lived assets to determine potential impairment whenever events indicate that the carrying amount of such assets may not be recoverable. We do this by comparing the carrying value of the long-lived assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If we determine an impairment exists, the asset is written down to estimated fair value. There were no impairments of long-lived assets in 2025, 2024 or 2023.

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

See Note 4, “Revenue Recognition,” for further information.

Government Assistance - In July 2023, the Company elected to participate in the Federal Communications Commission (“FCC”) Secure and Trusted Communications Networks Reimbursement Program (the “FCC Reimbursement Program”). There is currently no effective applicable authoritative guidance under GAAP to account for this government grant. Therefore, we have elected to apply International Accounting Standard (“IAS”) 20 Accounting for Government Grants and Disclosure of Government Assistance by analogy. Under IAS 20, government grants related to assets are presented as either deferred income that is recognized on a systematic basis over the useful life of the asset or by deducting the grant from the carrying value of the asset. The Company has elected to deduct the grant from the carrying value of the asset. For grants related to income, the Company has elected to recognize these grants as a deduction from the related expense. Grant receivables from the FCC are recorded by the Company once there is reasonable assurance that the Company will comply with the conditions of the grant and the grant will be received.

See Note 5, “Government Assistance,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Research and Development Costs - Expenditures for research and development are charged to expense as incurred and totaled $56.1 million, $44.8 million and $36.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Research and development costs are reported as engineering, design and development expenses in our consolidated statements of operations.

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

See Note 14, “Stock-Based Compensation and Retirement Plans,” for further information.

Treasury Stock - When the Company’s stock is retired or repurchased for constructive retirement (with or without an intention to retire the stock formally in accordance with applicable laws), any excess of par or stated value over the cost of treasury shares is credited to additional paid-in capital.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Leases - We have operating lease agreements for which we have recorded lease liabilities and right-of-use assets for leases primarily related to cell sites, data centers and office buildings. We determine whether a contract contains a lease at contract inception and calculate the lease liability and right-of-use asset using our incremental borrowing rate. Our cell site leases generally have terms of five to ten years, with renewal options for an additional five to 25 years. For certain cell sites, the renewal options are deemed to be reasonably certain to be exercised. Our data center leases have original terms between one to four years with unlimited one-year renewal options, some of which are reasonably certain to be exercised. Our building leases have original terms of ten years, with renewal options for an additional five years. We recognize operating lease expense on a straight-line basis over the lease term. We have finance leases for computer and office equipment. Covenants within the Facilities contain certain restrictions on our ability to enter into new finance lease arrangements.

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

See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

Comprehensive (Loss) Income - Comprehensive (loss) income for the years ended December 31, 2025, 2024 and 2023 is net income plus or minus unrealized gains and losses on foreign currency translation adjustments and the changes in fair value of cash flow hedges.

Foreign Currency Translation - The assets and liabilities of foreign subsidiaries are prepared in their respective functional currencies and translated into U.S. Dollars based on the exchange rates in effect on the balance sheet date. Items in the consolidated statements of operations are translated at the average exchange rates for the periods presented. The related translation adjustments are recorded in accumulated other comprehensive income on the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are recognized in other (income) expense, net on the consolidated statements of operations.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or expected to have minimal impact on our consolidated financial statements and related notes.

Accounting standards adopted:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures, most notably in the tax rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 15, “Income Tax,” for further information.

Accounting standards not yet adopted:

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation and disclosure

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

of government grants. The ASU is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact that this guidance will have upon our consolidated financial statements and related notes.

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

In accordance with the terms of the Purchase Agreement, on the Closing the Company purchased all of the issued and outstanding equity interests in Satcom Direct in exchange for: (i) an aggregate cash purchase amount of $375 million, subject to customary post-closing adjustments (the “Cash Consideration”), (ii) five million restricted shares (the “Stock Consideration”) of the Company’s common stock, par value of $0.0001 per share (“Common Stock”), and (iii) up to an additional $225 million in potential earnout payments of cash and/or Common Stock tied to realizing certain financial performance milestones over the next four years (the “Earnout Consideration” and, together with the Cash Consideration and Stock Consideration, the “Acquisition Consideration”). The Cash Consideration was financed via the Company’s $250 million HPS Credit Agreement (as defined below) and the remainder with cash on hand. As of December 31, 2025 and 2024, the Earnout Consideration has an estimated fair value of $71.9 million and $53.0 million, respectively. As of December 31, 2025, $33.0 million of the Earnout Consideration is included in Other non-current liabilities on the Consolidated Balance Sheets, with the remainder in Accrued liabilities. As of December 31, 2024, the entire amount of the earnout liability was included in Other non-current liabilities. The fair value of the Earnout Consideration was calculated using a Monte Carlo simulation based on future gross profit projections of Satcom Direct, gross profit volatility rates of comparable companies and a risk adjusted discount rate. The fair value measurement was based on significant unobservable inputs and thus represents a Level 3 measurement.

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

The Company allocated the purchase price to the net identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition using the acquisition method of accounting for business combinations. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. The Company determined the estimated fair values after review and consideration of relevant information as of the Closing, including discounted cash flows, quoted market prices and estimates made by management. The Company finalized its fair value determination of the acquired assets and assumed liabilities during the fourth quarter of 2025. During the year ended December 31, 2025, measurement period adjustments were recorded to increase Goodwill by $8.4 million primarily related to the fair value of certain liabilities that were not finalized as of the Closing and deferred tax impacts related to the allocation of goodwill.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the Closing based on the purchase price allocation and measurement period adjustments (in thousands):

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Aggregate Purchase Price Allocation
Fair value of estimated total Acquisition Consideration	$447,893
Assets acquired
Cash and cash equivalents	$12,563
Accounts receivable, net of allowances	67,703
Inventories	18,353
Prepaid expenses and other current assets	13,348
Assets held for sale	16,625
Property and equipment, net	26,847
Intangible assets, net	213,300
Operating lease right-of-use assets	3,202
Other non-current assets, net of allowances	5,601
Deferred income taxes	1,367
Total assets acquired	$378,909
Liabilities assumed
Accounts payable	62,814
Accrued liabilities	19,918
Deferred revenue	25,790
Non-current operating lease liabilities	2,706
Other non-current liabilities	12,355
Total liabilities assumed	$123,583
Net assets acquired	$255,326
Goodwill	$192,567

The allocation of the purchase price presented above was based on management's estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of future projected revenues and cash flows as well as estimated discount rates. Current and noncurrent assets and liabilities are valued at historical carrying values, which approximate fair value, except as described below. The fair value measurements discussed below were based on significant inputs that are not observable and thus represent a Level 3 measurement. Inventories were valued using a combination of the comparative sales method, which estimated the expected sales price of the products, reduced by all costs expected to be incurred to complete the inventory, as well as a profit on the sale and estimated replacement cost. Assets held for sale represent the corporate facility of Satcom Direct and associated land in Melbourne, Florida. Assets held for sale were valued using the income approach less the direct costs associated with selling the assets. Additionally, in the fourth quarter of 2025, the Company decided to sell its data center and associated land in Melbourne, Florida and moved those assets to Assets held for sale on the Consolidated Balance Sheets as of December 31, 2025. The Company expects to sell the assets within the next twelve months. Property and equipment, net were valued using a combination of the cost and market approaches. Customer relationships represent the fair value of future projected revenue that will be derived from sales of connectivity services and equipment to existing customers of Satcom Direct. Customer relationships were valued using the multi-period excess earnings method. This method of valuation reflects the present value of the projected cash flows that are expected to be generated by these existing customers less charges representing the contribution of other assets to those cash flows. Software and the tradename were valued under the relief from royalty method, which is equal to the present value of the after-tax royalty savings attributable to owning the software or tradename as opposed to paying a third party for its use. The estimated fair value of operating leases was determined based on current market terms, which resulted in a net unfavorable adjustment to the right-of-use asset. After assessing the preliminary fair value of the net assets acquired and liabilities assumed, the Company recorded goodwill of $184.2 million as of December 31, 2024. As a result of subsequent measurement period adjustments, the balance of acquired goodwill increased to $192.6 million as of December 31, 2025. Of the total goodwill amount, $164.1 million is expected to be deductible for U.S. income tax purposes. The goodwill is attributable to the assembled workforce, synergies, and economies of scale.

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

Supplemental Pro-Forma Information (Unaudited)

The following table presents supplemental pro-forma information for the years ended December 31, 2024 and 2023 as if the acquisition of Satcom Direct had occurred on January 1, 2023. The amounts have been calculated after applying the Company’s accounting policies and are based upon currently available information. The unaudited pro-forma information for the periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) the change in Cost of Equipment to reflect the fair value change in inventory, (ii) incremental stock compensation expense, and adjustments for change in control bonuses that vest after the Close as post-combination compensation expense, (iii) additional Depreciation and amortization expense related to the step up in fair value for finite-lived intangible assets and property and equipment acquired, (iv) removal of historical interest expense associated with Satcom Direct’s historical indebtedness which was extinguished upon consummation of the acquisition and the addition of interest expense related to financing the acquisition (refer to Note 9, “Long-Term Debt and Other Liabilities,” for additional information), and (v) the related tax effects assuming the acquisition occurred on January 1, 2023. Pre-acquisition revenue and net income amounts for Satcom Direct were derived from the books and records prepared prior to the acquisition and are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place as of the date noted below.

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

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units, RSUs, PSUs and the potential Earnout Consideration when the computation is anti-dilutive. For the years ended December 31, 2025, 2024 and 2023, the weighted average number of shares excluded from the computation was 32.0 million, 4.6 million and 1.8 million shares, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	For the Years Ended December 31,
Basic	2025	2024	2023
Net income	$12,923	$13,746	$145,678
Weighted average shares outstanding	133,707	128,533	129,753
Earnings per share - basic	$0.10	$0.11	$1.12

	For the Years Ended December 31,
Diluted	2025	2024	2023
Net income	$12,923	$13,746	$145,678
Average shares
Weighted average shares outstanding	133,707	128,533	129,753
Effect of dilutive securities - stock-based compensation	2,886	2,922	3,530
Total weighted average diluted shares outstanding	136,593	131,455	133,283
Earnings per share - diluted	$0.09	$0.10	$1.09

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

4. Revenue Recognition

Remaining Performance Obligations

As of December 31, 2025, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $572 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $560 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. Our contracts vary in length and generally have terms of two to ten years. We expect to recognize approximately 36% of our connectivity and entertainment service RPO within the next year, approximately 48% in one to five years and the remaining 16% in five to ten years. The remaining $12 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next three years as equipment is shipped.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Service revenue by type
Satellite broadband	$316,641	$27,988	$3,626
ATG broadband	288,597	310,860	302,226
Narrowband and other	169,155	25,422	12,163
Total service revenue by type	$774,393	$364,270	$318,015
Service revenue by market
Business aviation	$657,911	$358,572	$318,015
Military / Government	116,482	5,698	—
Total service revenue by market	$774,393	$364,270	$318,015

Equipment revenue
Satellite broadband	$34,725	$2,001	$1,030
ATG broadband	76,204	66,607	64,585
Narrowband and other	25,169	11,831	13,947
Total equipment revenue	$136,098	$80,439	$79,562

Contract balances

Our current and non-current contract asset balances totaled $39.6 million and $25.0 million as of December 31, 2025 and 2024, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings and recoverable contract costs primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $36.0 million and $41.3 million as of December 31, 2025 and 2024, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products. For the year ended December 31, 2025, we recognized revenue of $38.2 million that was previously included in the beginning balance of deferred revenue.

5. Government Assistance

FCC Reimbursement Program

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services from their networks that have been deemed to pose a national security risk. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to an initial shortfall in the amount appropriated by Congress to fund the FCC Reimbursement

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Program, approximately $132 million of the approved amount was initially allocated to the Company under the program. Following passage of the Fiscal Year 2025 National Defense Authorization Act (the “FY 2025 NDAA”), the Company was allocated its full approved amount of approximately $334 million. and the program completion deadline was extended to May 8, 2026. Program participants are subject to a number of conditions and requirements under the FCC’s rules including a requirement that they submit their first reimbursement request by the initial July 2023 deadline and certify that they have developed a plan to permanently remove, replace and dispose of covered equipment or services within one year following the first reimbursement request. The rules permit participants to petition the FCC for one or more six-month extensions of the completion deadline. The Company, with the assistance of an advisor engaged by the Company to help administer the program, timely submitted its first reimbursement request and received its first disbursement of funds in July 2023, establishing a one year deadline for Gogo to complete the program. Due to a number of factors, including supply chain disruptions, the insufficiency of FCC funding prior to the passage of the FY 2025 NDAA, and the operational and logistical complexity of replacing airborne equipment, the Company was unable to meet this original deadline, and has sought and has been granted two six-month extensions by the FCC. Following an initial draw down disbursement from the funding authorized by the FY 2025 NDAA, the FCC established a program-wide completion deadline of May 8, 2026 for all Priority 1 participants, which includes the Company. The Company expects to require additional extensions past that date.

As of December 31, 2025 and 2024, we have recorded a $27.8 million and $9.7 million receivable from the FCC, respectively, which is included in Prepaid expenses and other current assets in our Consolidated Balance Sheets. See Note 1, “Summary of Significant Accounting Policies,” for additional information on our accounting policy for government grants.

The following are the deductions to the carrying value of asset balances in our Consolidated Balance Sheets as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Assets:
Inventories	$(1,380)	$(4,560)
Prepaid expenses and other current assets	(7,349)	(4,420)
Property and equipment, net	(48,001)	(5,921)
Intangible assets, net	(2,200)	(298)
Other non-current assets	(21,376)	(11,852)
Operating lease right-of-use assets	(2,712)	—

The following are the increases to Net income in our Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year ended December 31,
	2025	2024	2023
Revenue:
Service revenue	$7,663	$3,428	$825
Operating expenses:
Cost of service revenue	1,617	624	720
Cost of equipment revenue	7,062	13,603	3,931
Engineering, design and development	272	144	—
General and administrative	920	296	257
Depreciation and amortization	24	—	—

6. Composition of Certain Balance Sheet Accounts

Inventories as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Work-in-process component parts	$41,713	$53,633
Finished goods	57,140	44,301
Total inventory(1)	$98,853	$97,934
(1)
See Note 5, “Government Assistance,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Prepaid expenses and other current assets as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
FCC reimbursement receivable(1)	$27,769	$9,732
Contract assets(1)	10,092	7,609
Interest rate caps and receivable	3,365	9,519
Prepaid inventories	2,545	3,512
Tax indemnification receivable(2)	629	5,044
Other	24,639	19,840
Total prepaid expenses and other current assets	$69,039	$55,256
(1)
See Note 5, “Government Assistance,” for additional information.
(2)
See Note 17, “Commitments and Contingencies,” for additional information.

Property and equipment as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Office equipment, furniture, fixtures and other	$59,391	$41,731
Leasehold improvements	16,855	16,193
Land and buildings	—	6,540
Network equipment(1)	193,222	189,198
	269,468	253,662
Accumulated depreciation	(152,194)	(134,537)
Property and equipment, net	$117,274	$119,125
(1)
See Note 5, “Government Assistance,” for additional information.

Other non-current assets as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Contract assets, net of allowances of $538 and $861, respectively(1)	$29,500	$17,422
Interest rate caps	1,108	6,660
Revolving credit facility deferred financing costs	1,584	2,344
Other	12,736	10,444
Total other non-current assets	$44,928	$36,870
(1)
See Note 5, “Government Assistance,” for additional information.

Accrued liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Earnout liability	$38,900	$—
Employee compensation and benefits	28,174	20,669
Operating leases	13,850	12,676
Customer credit reserve	14,647	9,935
Accrued inventory	8,845	5,101
Network equipment	1,127	4,437
Warranty reserve	5,720	4,100
Taxes	5,437	8,966
Accrued interest	132	2,184
Other	22,188	13,821
Total accrued liabilities	$139,020	$81,889

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Asset retirement obligations are included in Other non-current liabilities in our consolidated balance sheets and changes for the years ended December 31, 2025 and 2024 consist of the following (in thousands):

Asset
Retirement
Obligation
Balance – January 1, 2024	$6,649
Liabilities incurred	197
Liabilities settled	(8)
Accretion expense	641
Foreign exchange rate adjustments	(35)
Balance – December 31, 2024	7,444
Liabilities incurred	—
Liabilities settled	(119)
Accretion expense	714
Foreign exchange rate adjustments	30
Balance – December 31, 2025	$8,069

7. Composition of Certain Reserves and Allowances

Credit Losses — Changes in our allowances for credit losses for the years ended December 31, 2025 and 2024 were as follows (in thousands):

		Other
	Accounts	Non-Current	Accrued
	Receivable	Assets	Liabilities
Balance at January 1, 2024	$2,091	$591	$—
Additions from acquisition	1,712	—
Provision for expected credit losses	1,533	270	2,000
Write-offs charged against the allowances	(1,234)	—	—
Other	365	—	—
Balance at December 31, 2024	4,467	861	2,000
Provision for expected credit losses	3,827	(323)	(2,000)
Write-offs charged against the allowances	(1,721)	—	—
Other	210	—	—
Balance at December 31, 2025	$6,783	$538	$—

Warranties — Changes in our warranty reserve for the years ended December 31, 2025 and 2024 were as follows (in thousands):

Warranty
Reserve
Balance – January 1, 2024	$3,420
Additions from acquisition	430
Accruals for warranties issued	2,804
Settlements and adjustments to warranties	(2,554)
Balance – December 31, 2024	4,100
Accruals for warranties issued	4,773
Settlements and adjustments to warranties	(3,153)
Balance – December 31, 2025	$5,720

8. Goodwill and Other Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets and goodwill. We own the rights to ATG spectrum in the nationwide 800 MHz Commercial Air-Ground Radiotelephone band (the “FCC Licenses”), which are used in

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

the operation of our ATG network. The FCC Licenses were originally issued with 10-year terms and we have renewed the licenses for subsequent 10-year terms. Such licenses are subject to further renewal by the FCC, and renewals of licenses held by others have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of the FCC Licenses. As a result, the FCC Licenses are treated as indefinite-lived intangible assets which we do not amortize. We reevaluate the useful life of the FCC Licenses each year to determine whether events and circumstances continue to support an indefinite useful life. Our annual impairment assessment of the FCC Licenses for 2025, 2024 and 2023 indicated no impairment.

Our software relates to the development of internal use software which is used to run our network and support our service offerings. Software also includes software embedded in the equipment that we sell to our customers.

Changes in the carrying value of goodwill during the years ended December 31, 2025 and 2024 were as follows (in thousands):

Total
Balance at January 1, 2024	$620
Activity in 2024
Acquisitions	184,211
Balance at December 31, 2024	184,831
Activity in 2025
Measurement period adjustments	8,356
Balance at December 31, 2025	$193,187

Refer to Note 2, “Acquisition of Satcom Direct,” for further information on the acquisition-related goodwill balance and measurement period adjustments.

Our intangible assets, other than goodwill, as of December 31, 2025 and 2024 were as follows (in thousands):

	As of December 31, 2025			As of December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets(1):
Software	$141,942	$(55,524)	$86,418	$132,673	$(47,225)	$85,448
Service customer relationships	152,681	(39,410)	113,271	152,681	(10,491)	142,190
OEM and dealer relationships	17,024	(8,119)	8,905	17,024	(6,831)	10,193
Other	10,373	(1,468)	8,905	5,270	(53)	5,217
Total amortized intangible assets	322,020	(104,521)	217,499	307,648	(64,600)	243,048
Unamortized intangible assets:
FCC Licenses	31,319	—	31,319	32,283	—	32,283
Total intangible assets	$353,339	$(104,521)	$248,818	$339,931	$(64,600)	$275,331
(1)
See Note 5, “Government Assistance,” for additional information.

Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $39.9 million, $3.9 million and $2.0 million, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2026	$42,728
2027	$43,600
2028	$43,585
2029	$40,916
2030	$13,737
Thereafter	$32,933

Actual future amortization expense could differ from the estimated amount as the result of future investments and other factors.

9. Long-Term Debt and Other Liabilities

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Long-term debt as of December 31, 2025 and 2024 was as follows (in thousands):

	December 31,	December 31,
	2025	2024
2021 Term Loan Facility	$600,225	$599,776
HPS Term Loan Facility	243,273	244,469
Less: deferred financing costs	(7,419)	(10,164)
Less: current portion of long-term debt	(2,500)	(2,500)
Total long-term debt	$833,579	$831,581

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

The 2021 Term Loan Facility amortizes in quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the 2021 Term Loan Facility. There are no amortization payments under the Revolving Facility.

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.50% to 4.00% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.50% to 3.00% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of December 31, 2025, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 4.00% for SOFR rate loans and 3.00% for alternate rate loans.

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the outstanding principal amount of the 2021 Term Loan Facility was $601.4 million and $601.4 million, respectively, the unaccreted debt discount was $1.2 million and $1.7 million, respectively, and the net carrying amount was $600.2 million and $599.8 million, respectively.

We paid approximately $21.6 million of loan origination and financing costs related to the 2021 Facilities, which are being accounted for as deferred financing costs on our consolidated balance sheets and are amortized over the terms of the 2021 Facilities. Total amortization expense was $2.9 million, $2.5 million and $2.4 million, respectively, for the years ended December 31, 2025, 2024 and 2023 and is included in interest expense in our consolidated statements of operations. As of December 31, 2025 and 2024, the balance of unamortized deferred financing costs related to the 2021 Facilities was $7.4 million and $10.4 million, respectively.

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

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

As of December 31, 2025 and 2024, the outstanding principal amount of the HPS Term Loan Facility was $246.9 million and $249.4 million, respectively, the unaccreted debt discount was $3.6 million and $4.9 million, respectively, and the net carrying amount was $243.3 million $244.5 million, respectively.

We paid approximately $2.2 million of loan origination and financing costs related to the HPS Credit Agreement which are being accounted for as deferred financing costs on our consolidated balance sheets and are amortized over the term of the HPS Credit Agreement. Total amortization expense was $0.6 million and less than $0.1 million, respectively, for the years ended December 31, 2025 and 2024 and is included in interest expense in our consolidated statements of operations. As of December 31, 2025 and 2024, the balance of unamortized deferred financing costs related to the HPS Credit Agreement was $1.6 million and $2.1 million, respectively.

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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

amounts included in accumulated other comprehensive income will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. During the year ended December 31, 2023, fully offsetting unrealized gains and losses were incurred from our cash flow hedges that were considered ineffective as a result of a voluntary partial de-designation of the hedge relationship related to a prepayment of our existing variable-rate debt discussed in Note 9, “Long-Term Debt and Other Liabilities.” No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the years ended December 31, 2025 and 2024. We estimate that approximately $1.4 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the consolidated statements of cash flows as investing activities.

For the year ended December 31, 2025, we recorded a decrease in fair value on the interest rate caps of $8.3 million, net of tax of $2.1 million. For the year ended December 31, 2024, we recorded a decrease in fair value on the interest rate caps of $12.0 million, net of tax of $3.0 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the consolidated balance sheets for the periods presented (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance sheet location	2025	2024
Current portion of interest rate caps	Prepaid expenses and other current assets	$2,568	$7,351
Non-current portion of interest rate caps	Other non-current assets	$1,108	$6,660

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

The following is a summary of our interest costs for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Interest costs charged to expense	$70,146	$53,697	$55,823
Amortization of deferred financing costs	3,492	2,508	2,385
Accretion of debt discount	1,752	510	403
Amortization of the purchase price of interest rate caps	2,026	2,639	1,509
Interest rate cap benefit	(9,199)	(20,923)	(27,064)
Interest expense	68,217	38,431	33,056
Interest costs capitalized to property and equipment	3,886	2,787	2,156
Interest costs capitalized to software	1,760	1,398	768
Total interest costs	$73,863	$42,616	$35,980

12. Fair Value of Financial Assets and Liabilities

Refer to Note 2, “Acquisition of Satcom Direct,” for fair value information relating to the Satcom Direct acquisition.

Refer to Note 10, “Derivative Instruments and Hedging Activities,” for fair value information relating to our interest rate caps.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

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

The reconciliation of beginning and ending balances of the Investment in Convertible Note as of December 31, 2025 were as follows (in thousands):

Investment in Convertible Note
Balance at January 1, 2024	$—
Investment	5,000
Change in fair value	(793)
Balance at December 31, 2024	4,207
Change in fair value	(3,552)
Balance at December 31, 2025	$655

Long-Term Debt:

As of December 31, 2025 and 2024, our only financial assets and liabilities disclosed but not measured at fair value are the 2021 Term Loan Facility and the HPS Term Loan Facility, which are reflected on the consolidated balance sheets at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair values of the 2021 Term Loan Facility and the HPS Term Loan Facility by calculating the upfront cash payments a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair values on our consolidated balance sheets, excluding any issuance costs, are the amounts that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the 2021 Term Loan Facility and HPS Term Loan Facility.

The fair value and carrying value of long-term debt as of December 31, 2025 and 2024 was as follows (in thousands):

	December 31, 2025			December 31, 2024
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
2021 Term Loan Facility	$550,000	$600,225	(2)	$572,000	$599,776	(2)
HPS Term Loan Facility	$238,000	$243,273	(3)	$244,000	$244,469	(3)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the 2021 Term Loan Facility reflects the unaccreted debt discount of $1.2 million and $1.7 million, respectively, as of December 31, 2025 and 2024. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.
(3)
Carrying value of the HPS Term Loan Facility reflects the unaccreted debt discount of $3.6 million and $4.9 million, respectively, as of December 31, 2025 and 2024. See Note 9, “Long-Term Debt and Other Liabilities,” for further information.

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

Information regarding consolidated revenues by geographic area is as follows (in thousands):

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

	For the Years Ended December 31,
	2025	2024	2023
United States	$671,253	$397,375	$372,246
International	239,238	47,334	25,331
Total	$910,491	$444,709	$397,577

Information regarding consolidated long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets is as follows (in thousands):

	As of December 31,
	2025	2024
United States	$155,714	$166,518
International	19,550	21,072
Total	$175,264	$187,590

No customer accounted for more than 10% of total revenue for the years ended December 31, 2025, 2024 and 2023 and no customer accounted for more than 10% of accounts receivable as of December 31, 2025 or 2024.

14. Stock-Based Compensation and Retirement Plans

As of December 31, 2025, we maintained the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), which replaced the Second Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2024 Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, RSUs, deferred share units (“DSUs”) and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors (the “Compensation Committee”). Concurrent with the effectiveness of the 2024 Plan on June 4, 2024, no further grants are being made under the 2016 Plan. The 2016 Plan remains in effect for all awards outstanding thereunder on or after June 4, 2024. The majority of our equity grants are awarded on an annual basis.

Additionally, in connection with the Company’s acquisition of Satcom Direct on December 3, 2024, 2,275,000 shares were granted, consisting of a combination of RSUs and performance-based restricted stock units (“PSUs”) (together, the “Inducement Awards”) by the Compensation Committee to certain executives of the Company. The RSUs will vest in equal annual installments over the five-year period following the grant date. The PSUs are subject to performance-based vesting and will vest when the performance-based vesting conditions are met. Though not awarded pursuant to the 2024 Plan, the Inducement Awards have been issued subject to the terms and conditions of the 2024 Plan.

Upon effectiveness of the 2024 Plan on June 4, 2024, 6,940,644 shares of common stock were reserved for issuance. As of December 31, 2025, 3,429,888 shares remained available for grant under the 2024 Plan. The contractual life of granted options is 10 years. Except as otherwise approved by the Compensation Committee, all options that are unvested as of the date on which a recipient’s employment terminates, as well as vested options that are not exercised within a prescribed period following termination, are forfeited and become available for future grants.

We grant RSUs, which generally vest in equal annual increments over a four-year period. Vested RSUs will be settled, at the discretion of the Compensation Committee, in shares of our common stock or in cash equal to the value of the applicable number of shares of our common stock on the vesting date. We also grant DSUs to directors, some of which vest on the grant date and others on the first anniversary of the grant date. DSUs will be settled in shares of our common stock after the director ceases to serve as a director. We intend to settle RSU and DSU awards in stock.

The following is a summary of our stock-based compensation expense included in the consolidated statements of operations, for the years December 31, 2025, 2024 and 2023 (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Cost of service revenue	$1,707	$1,927	$1,701
Cost of equipment revenue	1,048	1,535	1,363
Engineering, design and development	3,369	4,064	3,569
Sales and marketing	2,865	4,010	3,678
General and administrative	15,083	9,241	10,977
Total stock-based compensation expense	$24,072	$20,777	$21,288

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

A summary of stock option activity for the year ended December 31, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding – January 1, 2025	3,468,716	$4.22	2.97	$15,134
Granted	—	$—
Exercised	(1,523,441)	$3.23
Forfeited	—	$—
Expired	(82,171)	$17.93
Options outstanding – December 31, 2025	1,863,104	$4.42	3.52	$2,620
Options exercisable – December 31, 2025	1,863,104	$4.42	3.52	$2,620

The total grant date fair value of stock options vested in 2024 and 2023 was approximately $0.1 million and $0.3 million, respectively.

The following table summarizes the activities for our unvested RSUs, PSUs and DSUs for the year ended December 31, 2025:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
Unvested – January 1, 2025	6,119,261	$10.13
Granted	3,125,746	$9.78
Vested	(2,533,637)	$10.53
Forfeited/canceled	(652,344)	$10.52
Unvested – December 31, 2025	6,059,026	$9.72

As of December 31, 2025, there was approximately $46 million of unrecognized compensation cost related to unvested employee RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of approximately 2.8 years. The total grant date fair value of RSUs and DSUs vested in 2025 was approximately $27 million.

In connection with the acquisition of Satcom Direct discussed in Note 2, “Acquisition of Satcom Direct,” the Company issued PSUs to certain executives that vest upon the achievement of pre-established metrics tied to the price of the Company’s common stock. The PSUs have an indefinite contractual life and are expensed over the estimated expected life of the award. We estimated the fair value of PSUs using a Monte Carlo simulation. The significant assumptions used in the Monte Carlo simulation were as follows:

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

ESPP - In 2024, the Board of Directors and stockholders approved the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective June 4, 2024. The prior ESPP expired during 2023. The ESPP allows eligible employees to purchase a limited number of shares of common stock during pre-specified offering periods at a discount established by the Compensation Committee which may not exceed 15% of the fair market value of the common stock at the beginning or end of the offering period (whichever was lower). Under the ESPP, 700,000 shares were reserved for issuance and 110,337 shares of common stock were issued during the year ended December 31, 2025. As of December 31, 2025, 552,959 shares remained available for purchase under the ESPP.

Retirement Plans - We have a 401(k) plan for U.S.-based employees, as well as various defined contribution plans for international employees. Under our 401(k) plan, all employees who are eligible to participate are entitled to make tax-deferred

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

contributions, subject to Internal Revenue Service limitations. We match 100% of the employee’s first 4% of 401(k) contributions made, subject to annual limitations. Our matching contributions for all plans were $4.1 million, $2.8 million, and $2.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

15. Income Tax

For financial reporting purposes, the income before income taxes included the following components for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
United States	$29,495	$20,239	$97,212
Foreign	(2,683)	(2,105)	391
Income before income taxes	$26,812	$18,134	$97,603

Significant components of the provision (benefit) for income taxes for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current:
Federal	$176	$—	$—
State	2,628	1,137	1,097
Foreign	1,128	6	—
	3,932	1,143	1,097
Deferred:
Federal	8,966	3,533	(40,743)
State	1,683	(9)	(7,971)
Foreign	(692)	(279)	(458)
	9,957	3,245	(49,172)
Total	$13,889	$4,388	$(48,075)

The provision (benefit) for income taxes differs from income taxes computed at the federal statutory tax rates for the years ended December 31, 2025, 2024, and 2023 as a result of the following items (dollars in thousands):

	For the Year Ended December 31,
	2025
U.S. federal statutory tax rate	$5,630	21.0%
State and local income taxes, net of federal income tax effect (1)	3,407	12.7%
Foreign tax effects	1,175	4.4%
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross border tax laws
Global Intangible Low-Taxed Income	1,618	6.0%
Tax credits
Research and development credits	(1,334)	(5.0)%
Changes in valuation allowances	(8,525)	(31.8)%
Nontaxable or nondeductible items
Nondeductible officer's compensation	2,756	10.3%
Excess tax benefits on stock-based compensation	1,229	4.6%
Foreign branch income/(loss)	(941)	(3.5)%
Other	102	0.4%
Changes in unrecognized tax benefits	—	—
Other
Capital loss expiration	8,525	31.8%
Other	247	0.9%
Income tax provision	$13,889	51.8%

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

(1) State taxes in California, Illinois and New York City made up the majority (greater than 50%) of the effect in this category.

	For the Years Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
Effect of:
Change in valuation allowance	1.2	(74.5)
State income taxes-net of federal tax benefit	4.9	5.0
Research and development credits	(12.9)	(1.2)
Nondeductible officer's compensation	6.5	1.2
Excess tax benefits on stock-based compensation	8.3	(0.4)
Foreign branch income (loss)	(2.1)	—
Basis adjustment	(3.6)	(0.3)
Other	0.9	(0.1)
Effective tax rate	24.2%	(49.3)%

The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025 in the following jurisdictions (in thousands):

2025
Federal	$—
State	2,873
Foreign	527
Total income tax payments	$3,400

State	2025
Florida	$1,041
California	728
Other	1,104
Total state income tax payments	$2,873

Foreign	2025
Brazil	$388
United Kingdon	123
Other	16
Total foreign income tax payments	$527

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

In addition to the Deferred income taxes on the consolidated balance sheets, the Company has a deferred tax liability of $1.5 million and $4.7 million related to foreign entities included in Other non-current liabilities as of December 31, 2025 and 2024, respectively. Components of the net deferred income tax asset as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Deferred income tax assets:
Federal net operating loss (NOL)	$54,373	$76,249
State NOL	18,382	20,667
Foreign NOL	15,214	11,632
Interest carryforward	68,213	70,679
Operating lease liability	17,553	19,496
Section 174 costs	10,587	18,112
Intangible assets	7,504	1,671
Other	48,509	48,372
Total deferred income tax assets	240,335	266,878
Deferred income tax liabilities:
Intangible assets	—	(11,123)
Right-of-use asset	(14,608)	(16,455)
Interest rate cap valuation	(337)	(2,366)
Other	(245)	(1,199)
Total deferred income tax liabilities	(15,190)	(31,143)
Total deferred income tax	225,145	235,735
Valuation allowance	(16,977)	(23,160)
Net deferred income tax asset	$208,168	$212,575

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of all available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. Based on our most recent assessment, as of December 31, 2025 and 2024, the Company had valuation allowances of $17.0 million and $23.2 million, respectively, against its deferred tax assets. The Company’s valuation allowance decreased by $6.2 million. The decrease primarily related to the expiration of an unused U.S. federal and state capital loss tax attributes, partially offset by the establishment of a valuation allowance on state net operating loss carryforwards. Management believes the remaining deferred tax assets are more likely than not to be realized based on the weight of available positive and negative evidence.

The valuation allowances pertain to foreign and state net operating losses. Management believes it is more likely than not that these deferred tax assets will not be realized as of December 31, 2025. If our current operating performance continues, further reversals of our valuation allowance could occur within the next twelve months.

As of December 31, 2025, the federal net operating loss (“NOL”) carryforward, state NOL carryforward and Canadian NOL carryforward were approximately $259 million, $304 million, and $57 million, respectively. We have recorded a deferred tax asset of $54.4 million, $18.4 million, and $15.2 million for federal NOLs, state NOLs, and foreign NOLs, respectively, reflecting the benefit of these loss carryforwards. The federal and state NOLs begin to expire in 2035 and 2027, respectively. The Canadian NOL carryforward begins to expire in 2034.

Uncertain Tax Positions - As of December 31, 2025 and 2024, the total amount of gross unrecognized tax benefits was $2.0 million and $1.7 million, respectively.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties for the years ended December 31, 2025 and 2024 is as follows (in thousands):

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
Beginning balances	$1,702	$1,934
Increases related to tax positions taken during a prior year	69	149
Decreases related to tax positions taken during a prior year	—	(782)
Increases related to tax positions taken during the current year	261	401
Decreases related to settlements with taxing authorities	—	—
Decreases related to expiration of the statute of limitations	—	—
Ending balances	$2,032	$1,702

We are subject to taxation and file income tax returns in the United States federal jurisdiction, various states and several foreign jurisdictions including, but not limited to, Canada, Switzerland, United Kingdom, Australia, Brazil and Singapore. With few exceptions, as of December 31, 2025, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2010.

The total amount of unrecognized tax benefits that, if recognized, would reduce the Company’s effective tax rate is $2.0 million and $1.7 million as of December 31, 2025 and 2024, respectively. We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the consolidated statement of operations. No penalties or interest related to uncertain tax positions were recorded for the years ended December 31, 2025, 2024 or 2023.

All undistributed earnings, to the extent there are any, will remain permanently reinvested to support existing working capital needs in the international subsidiaries. The Company has not provided for deferred taxes on outside basis differences for investments in its international subsidiaries that are unrelated to unremitted earnings as these basis differences will be indefinitely reinvested. The amount of unrecognized deferred tax liability does not have a material impact on the financial statements.

16. Leases

The following is a summary of our lease expense included in the consolidated statement of operations (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Operating lease cost(1)	$41,307	$16,692	$15,961
Finance lease cost:
Amortization of leased assets	54	55	112
Interest on lease liabilities	9	13	9
Total lease cost	$41,370	$16,760	$16,082

(1) Includes short-term and variable lease cost.

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Years Ended December 31,
	2025	2024	2023
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$19,419	$17,392	$16,422
Operating cash flows used in finance leases	$9	$13	$9
Financing cash flows used in finance leases	$41	$31	$132
Non-cash items:
Operating leases obtained	$2,718	$9,325	$5,231
Finance leases obtained	$—	$170	$—
Weighted average remaining lease term
Operating leases	5 years	6 years	7 years
Finance leases	1 year	2 years	2 years
Weighted average discount rate
Operating leases	7.0%	7.0%	6.8%
Finance leases	9.1%	9.0%	4.7%

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Annual future minimum lease payments as of December 31, 2025 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2026	$18,029	$93
2027	17,291	15
2028	14,728	—
2029	13,161	—
2030	9,277	—
Thereafter	10,468	—
Total future minimum lease payments	82,954	108
Less: Amount representing interest	(13,332)	(4)
Present value of net minimum lease payments	$69,622	$104
Reported as of December 31, 2025
Accrued liabilities	$13,850	$89
Non-current operating lease liabilities	55,772	—
Other non-current liabilities	—	15
Total lease liabilities	$69,622	$104

As of December 31, 2025, there were no significant leases which had not yet commenced.

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

The Company accrued a contingent liability of $0.7 million and $5.0 million, respectively, in Accrued liabilities in the Consolidated Balance Sheets as of December 31, 2025 and 2024 for state and local taxes in a variety of jurisdictions for periods between 2010 and 2025 related to Satcom Direct’s business activities. While the Company believes that the reserve represents the best current estimate of any potential liability in state and local taxes, there can be no assurance that the outcome of discussions with any state taxing authority will not result in the payment of state sales taxes for prior periods, or that the amount of any such payments will not be materially different than the liability currently recorded. Pursuant to the terms of the Purchase Agreement, the Company has accrued a $0.6 million and $5.0 million indemnification receivable, respectively, in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2025 and 2024. See Note 2, “Acquisition of Satcom Direct,” for further information on the Purchase Agreement.

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC (“SmartSky”) brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware (the “Court”) alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents that had been recently issued to the plaintiff. The suit seeks compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. On May 29, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC amended their answer and counterclaims in the same suit, alleging that three of the six patents asserted by the plaintiff are unenforceable due to inequitable conduct before the U.S. Patent Office. A number of dispositive motions were filed on October 25, 2025, and the Court issued orders resolving those motions. SmartSky’s motions were denied. Gogo’s motion for summary judgment of invalidity on one of SmartSky’s asserted patents was granted. The Court also granted Gogo’s motion for summary judgment of no lost profits and Gogo’s motion to exclude SmartSky’s damages expert’s opinions on lost profits and reasonable royalty damages. On November 17, 2025, the Court commenced a jury trial on the plaintiff’s claims. On November 21, 2025, the jury determined that Gogo willfully infringed the plaintiff’s asserted patents and returned a verdict in the total amount of $22.7 million. A one-day bench trial is scheduled on March 4, 2026, to address Gogo’s inequitable conduct defense. Post-trial briefs on the jury trial are due March 18, 2026, and post-trial briefs on the bench trial are due March 30, 2026. Briefing is

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

expected to be completed on these motions by May 8, 2026.We continue to vigorously defend our position in the infringement suit to challenge both the verdict and the amount of the award in the trial court and will do so in the appellate court if necessary. The outcome of the underlying litigation is inherently uncertain. No judgment has been entered and Gogo has not paid any portion of the award.

On March 5, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC filed counterclaims in the same suit, alleging that SmartSky’s ATG network, Flagship equipment, and LITE ATG equipment infringe three patents owned by Gogo. Gogo’s counterclaim suit seeks an unspecified amount of compensatory damages as well as reimbursement of Gogo's costs and attorneys' fees. On April 10, 2024, the Court held that Gogo's counterclaims would proceed under a separate schedule and would be tried separately from SmartSky's claims. On December 31, 2025, Gogo Inc. and its subsidiary Gogo Business Aviation LLC amended their counterclaims to add Apcela IFC JV, LLC as a counterclaim defendant. Under a schedule agreed upon by the parties, fact discovery and claim construction proceedings will be substantially completed by June 26, 2026, and expert discovery by September 25, 2026, with dispositive motions to follow. A trial date has been scheduled for March 8, 2027.

On December 16, 2024, SmartSky sued Gogo Inc. and its subsidiaries in the U.S. District Court for the Western District of North Carolina alleging that Gogo maintains an illegal monopoly over air-to-ground broadband inflight connectivity products and services and has blocked SmartSky from entering the market in violation of antitrust laws. SmartSky also alleges claims of false advertising, unfair and deceptive trade practices, and tortious interference. The suit seeks actual damages, treble damages, punitive damages, disgorgement of profits, reimbursement of plaintiff's costs, attorneys' fees, pre- and post-judgment interest, and interest on actual damages. On March 14, 2025, Gogo Inc. and its subsidiary Gogo Business Aviation LLC filed a motion to dismiss for failure to state a claim. That motion is still pending. Fact discovery is set to be completed by June 5, 2026, and expert discovery by September 10, 2026, with dispositive motions to follow. A trial date has not been set. We will vigorously defend our position in this lawsuit. The outcome of the litigation is inherently uncertain.

From time to time we may become involved in legal proceedings arising in the ordinary course of our business. We cannot predict with certainty the outcome of any litigation or the potential for future litigation. With respect to such legal proceedings, we accrue a loss when it is probable and its amount can be reasonably estimated. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our Company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. The Company’s accrual for probable and estimable loss contingencies was $11.5 million as of December 31, 2025, and is recorded in Accrued liabilities on the Consolidated Balance Sheets. Other (income) expense, net on the Consolidated Statements of Operations for the year ending December 31, 2025 includes a $10 million accrual for the aforementioned litigation in which we are a defendant. The Company also recorded a $1.0 million receivable for loss recovery during 2025, which is reflected within Prepaid expenses and other current assets on the Consolidated Balance Sheets as of December 31, 2025 and a reduction to expense in Other (income) expense, net on the Consolidated Statements of Operations.

18. Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedge	Total
Balance at January 1, 2023	$(1,225)	$31,353	$30,128
Other comprehensive income (loss) before reclassifications	291	4,579	4,870
Less: income realized and reclassified to earnings	—	19,202	19,202
Net current period comprehensive income (loss)	291	(14,623)	(14,332)
Balance at December 31, 2023	$(934)	$16,730	$15,796
Other comprehensive income before reclassifications	(823)	4,413	3,590
Less: income realized and reclassified to earnings	—	13,819	13,819
Net current period comprehensive income (loss)	(823)	(9,406)	(10,229)
Balance at December 31, 2024	$(1,757)	7,324	$5,567
Other comprehensive income (loss) before reclassifications	712	(814)	(102)
Less: income realized and reclassified to earnings	—	5,421	5,421
Net current period comprehensive income (loss)	712	(6,235)	(5,523)
Balance at December 31, 2025	$(1,045)	$1,089	$44

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

19. Common Stock and Preferred Stock

Common Stock – We have one class of common stock outstanding as of December 31, 2025 and 2024. Our common stock is junior to our preferred stock, if and when issued. Our Third Amended and Restated Certificate of Incorporation authorizes a total of 500,000,000 shares of common stock with a par value of $0.0001 per share.

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

Share Repurchases – On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. No shares were repurchased during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, we repurchased an aggregate 4.0 million shares and 0.5 million shares, respectively, of our common stock for $33.2 million and $4.8 million, respectively. As of December 31, 2025, approximately $12.1 million remains available under the share repurchase program.

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

20. Condensed Financial Information of Registrant

The following presents the condensed financial information of our parent company on a standalone basis.

Gogo Inc.

Condensed Balance Sheets

(in thousands)

	December 31,	December 31,
	2025	2024
Assets:
Cash and cash equivalents	$582	$1,001
Prepaid expenses and other current assets	2,103	1,796
Deferred income taxes	206,260	216,926
Total assets	$208,945	$219,723

Liabilities and stockholders’ equity:
Other current liabilities	$103	$37
Investments and payables with subsidiaries	107,713	150,362
Total liabilities	107,816	150,399
Total stockholders’ equity	101,129	69,324
Total liabilities and stockholders’ equity	$208,945	$219,723

Gogo Inc.

Condensed Statements of Operations and Comprehensive Income

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Total operating expenses	$—	$105	$—
Other (income) expense
Interest income	(42)	(198)	(1,280)
Other	(1)	1	(1,344)
Total other (income) expense	(43)	(197)	(2,624)
Income (loss) before income taxes	43	92	2,624
Income tax provision (benefit)	13,277	4,662	(48,075)
Equity (gains) losses of subsidiaries	(26,157)	(18,316)	(94,979)
Net income	$12,923	$13,746	$145,678
Comprehensive income	$12,923	$13,746	$145,678

Gogo Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Gogo Inc.

Condensed Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$12,923	$13,746	$145,678
Subsidiary equity (gains) losses	(26,157)	(18,316)	(94,979)
Deferred income taxes	10,666	3,511	(49,172)
Gain on sale of equity investment	—	—	(1,343)
Other operating activities	(242)	(1,874)	2
Net cash (used in) provided by operating activities	(2,810)	(2,933)	186
Investing activities:
Investments and advances with subsidiaries	1,201	22,843	(8,365)
Purchase of equity investment	—	—	(5,000)
Proceeds from sale of equity investment	—	—	6,343
Net cash provided by (used in) investing activities	1,201	22,843	(7,022)
Financing activities:
Repurchase of common stock	—	(33,185)	(4,822)
Stock-based compensation activity	1,190	(3,010)	(8,230)
Net cash used in financing activities	1,190	(36,195)	(13,052)
Decrease in cash, cash equivalents and restricted cash	(419)	(16,285)	(19,888)
Cash, cash equivalents and restricted cash at beginning of period	1,001	17,286	37,174
Cash, cash equivalents and restricted cash at end of period	$582	$1,001	$17,286
Cash, cash equivalents and restricted cash at end of period	$582	$1,001	$17,286
Less: current restricted cash	—	—	—
Less: non-current restricted cash	—	—	—
Cash and cash equivalents at end of period	$582	$1,001	$17,286

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to a material weakness in internal control over financial reporting, as described below.

Notwithstanding the ineffective disclosure controls and procedures due to the material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Gogo’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of its published financial statements in accordance with U.S. GAAP.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have assessed the effectiveness of our internal control over financial reporting based on the COSO framework. Based on our assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 remains unremediated as of December 31, 2025:

•
There were insufficient effective controls in place at Satcom Direct to ensure the completeness and accuracy of Satcom Direct’s financial reporting information that is consolidated into Gogo’s financial statements, due to the following deficiencies at Satcom Direct:
o
Satcom Direct had ineffective general information technology controls (“GITCs”) over relevant information technology (“IT”) systems. Specifically, Satcom Direct management did not design and maintain effective GITCs for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, they did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel; and (ii) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately with appropriate segregation of duties.
o
Satcom Direct’s management did not design and implement control activities necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2025, which report is included on Page 100 of this Annual Report on Form 10-K under the caption entitled “Report of Independent Registered Public Accounting Firm.”

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

During the year ended December 31, 2025, with the oversight of the Audit Committee of our Board of Directors, we began implementing a remediation plan to address the material weakness described above. Action items include the following:

•
We expanded our finance and accounting team, including hiring additional individuals with the requisite public company financial reporting, accounting, and internal control knowledge and experience.
•
We designed and implemented effective GITCs related to user access and change management over relevant Satcom Direct’s IT systems.

While we believe that our efforts have improved our internal control over financial reporting, remediation of the material weakness as of December 31, 2025 is expected to require further strengthening of our internal control environment and substantial effort throughout 2026, including:

•
Continuing to design and implement internal control over financial reporting for processes specific to Satcom Direct.
•
Migrating from or enhancing certain legacy Satcom Direct IT systems to allow for the ability to obtain sufficiently reliable information and facilitate the effective design, implementation and operating effectiveness of relevant internal control over financial reporting.
•
Migrating from or enhancing certain legacy Satcom Direct IT systems to improve functionality and sufficiently enforce segregation of duties, including segregation of duties related to the posting and review of manual journal entries.

We will test the effectiveness of the new and existing controls in future periods. The material weakness cannot be considered completely remediated until the applicable controls have been implemented and management has concluded, through testing, that these controls are operating effectively.

Previously Reported Material Weakness

During the year ended December 31, 2025, we implemented controls related to complex accounting transactions, including the review of third-party specialists’ work and the reasonableness of key assumptions, methodologies and underlying data. This remediation plan was aimed at addressing a separate material weakness in internal control over financial reporting, which existed as of December 31, 2024, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, relating to controls over the accounting for the Satcom Direct acquisition. As a result of these remediation steps in 2025, this material weakness in internal control over financial reporting no longer existed as of December 31, 2025.

(c) Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes to our internal control over financial reporting, in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On December 15, 2025, director (and then-Executive Chair) Oakleigh Thorne adopted a Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The arrangement provides for the potential sale of up to 325,409 shares of the Company’s common stock and expires on February 15, 2027, unless earlier terminated in accordance with its terms. No sales may occur under the arrangement until August 6th, 2026, presumably after the Company’s Q2 2026 earnings release. The plan is intended to facilitate certain estate and other financial planning initiatives, and the minimum sale price under the plan is substantially higher than the closing price of the Company’s common stock on the date of this Annual Report on Form 10-K.

Except as described above, during the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Gogo Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Gogo Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment.

A material weakness exists in controls over the financial close and reporting process as a result of the Satcom Direct acquisition in 2024. Specifically, there were insufficient effective controls in place to ensure the completeness and accuracy of Satcom Direct's financial reporting information that is consolidated into the Company's financial statements. This material weakness was due to the following deficiencies at Satcom Direct:

•
Satcom Direct had ineffective general information technology controls ("GITCs") over relevant information technology ("IT") systems. Specifically, Satcom Direct management did not design and maintain effective GITCs for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, they did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel and (ii) program change management controls to ensure that information technology, or IT, program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately with appropriate segregation of duties.

•
Satcom Direct management did not design and implement control activities necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2025, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche, LLP

Chicago, Illinois

February 27, 2026

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 is incorporated herein by reference.

The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans as of the end of 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	7,053,494	(1)	4.42	(2)	3,982,847	(3)
Equity compensation plans not approved by security holders	2,030,000		N/A		—
Total	9,083,494		4.42		3,982,847

(1)
Represents the number of shares associated with options, RSUs and DSUs outstanding as of December 31, 2025.
(2)
Represents the weighted average exercise price of the 1,863,104 options disclosed in column (a).
(3)
Represents the number of shares remaining available for future issuance under our 2024 Plan (3,429,888 shares) and 2024 Employee Stock Purchase Plan (552,959). Of this number, only 2,365,440 shares are available for issuance with respect to RSUs, DSUs and other awards based on the full value of stock (rather than an increase in value) under the 2024 Omnibus Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

10.12#

Change in Control Severance Agreement, effective as of November 2, 2022, by and between Gogo Inc. and Crystal Gordon (incorporated by reference to Exhibit 10.2.22 to Form 10-K filed on February 28, 2023 (File No. 001-35975))

10.13#	Employment Agreement, dated November 13, 2024, between Gogo Inc. and Christopher Moore (incorporated by reference to Exhibit 10.16 to Form 10-K filed on March 14, 2025 (File No. 001-35975))
10.14#

Change in Control Severance Agreement, dated November 13, 2024, between Gogo Inc. and Christopher Moore (incorporated by reference to Exhibit 10.17 to Form 10-K filed on March 14, 2025 (File No. 001-35975))

10.15#	Retention Bonus Agreement, dated November 13, 2024, between Gogo Inc. and Christopher Moore (incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 14, 2025 (File No. 001-35975))
10.16#	Employment Agreement, dated November 27, 2024, between Gogo Inc. and Zachary Cotner (incorporated by reference to Exhibit 10.19 to Form 10-K filed on March 14, 2025 (File No. 001-35975))
10.17#	Retention Bonus Agreement, dated November 27, 2024, between Gogo Inc. and Zachary Cotner (incorporated by reference to Exhibit 10.20 to Form 10-K filed on March 14, 2025 (File No. 001-35975))
10.18#

Change in Control Severance Agreement, dated November 27, 2024, between Gogo Inc. and Zachary Cotner (incorporated by reference to Exhibit 10.21 to Form 10-K filed on March 14, 2025 (File No. 001-35975))

10.19#	Employment Agreement, dated November 13, 2024, between Gogo Inc. and Hayden Olson (incorporated by reference to Exhibit 10.22 to Form 10-K filed on March 14, 2025 (File No. 001-35975))
10.20#

Change in Control Severance Agreement, dated November 13, 2024, between Gogo Inc. and Hayden Olson (incorporated by reference to Exhibit 10.23 to Form 10-K filed on March 14, 2025 (File No. 001-35975))

10.21#	Retention Bonus Agreement, dated November 13, 2024, between Gogo Inc. and Hayden Olson (incorporated by reference to Exhibit 10.24 to Form 10-K file don March 14, 2025 (File No. 001-35975))
10.22#	Gogo Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.23#	Form of Stock Option Agreement for Gogo Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.24#	Second Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.1 to Form 10-Q filed on August 5, 2022 (File No. 001-35975))
10.25#	Form of Stock Option Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4.6 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))
10.26#	2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 6, 2024 (File No. 001-35975))
10.27#	Old Form of Restricted Stock Unit Agreement for Gogo 2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to Form 10-K filed on March 14, 2025 (File No. 001-35975))
10.28#	New Form of Restricted Sock Unit Agreement for Gogo 2024 Omnibus Equity Incentive Plan
10.29#	2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 6, 2024 (File No. 001-35975))
10.30#	Gogo Inc. Annual Incentive Plan (as amended as of April 14, 2016) (incorporated by reference to Exhibit 10.4.10 to Form 10-Q filed on August 4, 2016 (File No. 001-35975))

10.31#	Gogo Inc. Section 409A Specified Employee Policy (incorporated by reference to Exhibit 10.7 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))
10.32#

Form of Indemnification Agreement entered into between Gogo Inc. and each of its Directors (incorporated by reference to Exhibit 10.7.1 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.33#

Form of Indemnification Agreement entered into between Gogo Inc. and each of its Officers (incorporated by reference to Exhibit 10.7.2 to Gogo Inc. Registration Statement on Form S-1 (File No. 333-178727))

10.34#	Form of Director Deferred Share Unit Agreement for Gogo Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.35#	Form of Director Stock Option Agreement for Gogo Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10.3 to Form 10-K filed on March 14, 2014 (File No. 001-35975))
10.36#	Form of Director Deferred Share Unit Agreement for Gogo Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on August 5, 2021 (File No. 001-35795))
10.37#

Form of Director Stock Option Agreement for Amended and Restated Gogo Inc. 2016 Omnibus Incentive Plan (effective April 29, 2020) (incorporated by reference to Exhibit 10.9.1 to Form 10-Q filed on August 10, 2020 (File No. 001-35975))

10.38#

Amendment to Non-Employee Director Options and Deferred Stock Units for 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on August 5, 2021 (File No. 001-35795))

10.39#	Form of Director Deferred Share Unit Agreement for 2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 7, 2024 (File No. 001-35795))
10.40

Credit Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.41

Guarantee Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.42

Collateral Agreement, dated as of April 30, 2021, among Gogo Inc., Gogo Intermediate Holdings LLC and certain of its subsidiaries, and Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 3, 2021 (File No. 001-35975))

10.43

First Amendment to Credit Agreement, dated as of February 2, 2023, among Gogo Inc., Gogo Intermediate Holdings LLC and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.9.4 to Form 10-K filed on February 28, 2023 (File No. 001-35975))

10.44

Second Amendment to Credit Agreement, dated as of December 3, 2024, among Gogo Inc., Gogo Intermediate Holdings LLC, the guarantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 9, 2024 (File No. 001-35975))

10.45**

Credit Agreement, dated as of December 3, 2024, among Gogo Inc. Gogo Intermediate Holdings LLC, HPS Investment Partners, LLC, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 9, 2024 (File No. 001-35975))

10.46#

Restricted Stock Unit Agreement (Inducement), dated as of March 14, 2025, by and between the Company and Christopher Moore (incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 14, 2025 (File No. 001-35975))

10.47#

Restricted Stock Unit Agreement (Inducement), dated as of March 14, 2025, by and between the Company and Zachary Cotner (incorporated by reference to Exhibit 99.2 to Form S-8 filed on March 14, 2025 (File No. 001-35975))

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19 to Form 10-K filed on March 14, 2025 (File No. 001-35975))
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 4.3 to Form 10-K filed on February 28, 2024 (File No. 001-35975))
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Furnished herewith.
**	Certain schedules and other similar attachments to such agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
#	Indicates management contract or compensatory plan or arrangement.
†	Certain provisions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Gogo Inc. (the registrant) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Gogo Inc. and in the capacities indicated, on February 27, 2026.

Signature	Title

/s/ Christopher Moore	Chief Executive Officer and Director
Christopher Moore	(Principal Executive Officer)

/s/ Zachary Cotner	Executive Vice President and Chief Financial Officer
Zachary Cotner	(Principal Financial Officer)

/s/ Leigh Goldfine	Vice President, Controller and Chief Accounting Officer
Leigh Goldfine	(Principal Accounting Officer)

/s/ Mark Anderson	Director
Mark Anderson

/s/ Hugh W. Jones	Lead Independent Director
Hugh W. Jones

/s/ Monte J.M. Koch	Director
Monte J.M. Koch

/s/ Michele Coleman Mayes	Director
Michele Coleman Mayes

/s/ Michael Minihan	Director
Michael Minihan

/s/ Oakleigh Thorne	Chair of the Board
Oakleigh Thorne

/s/ Charles C. Townsend	Director
Charles C. Townsend

/s/ Harris N. Williams	Director
Harris N. Williams