Form 10-Q
period 2026-03-31
Gogo Inc.
filed 2026-05-07
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-35975

Gogo Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1650905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Edgeview Dr., Suite 300

Broomfield, CO 80021

(Address of principal executive offices) (Zip Code)

(303) 301-3271

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	GOGO	NASDAQ Global Select Market
Preferred Stock Purchase Rights	GOGO	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2026, 135,238,523 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$103,544	$125,206
Accounts receivable, net of allowances of $8,462 and $6,783, respectively	115,141	112,558
Inventories	101,794	98,853
Assets held for sale	26,268	26,253
Prepaid expenses and other current assets	83,723	69,039
Total current assets	430,470	431,909
Non-current assets:
Property and equipment, net	116,529	117,274
Intangible assets, net	233,382	248,818
Goodwill	193,187	193,187
Operating lease right-of-use assets	55,585	57,990
Other non-current assets, net of allowances of $603 and $538, respectively	49,805	44,928
Deferred income taxes	202,236	209,666
Total non-current assets	850,724	871,863
Total assets	$1,281,194	$1,303,772
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$81,688	$92,514
Accrued liabilities	117,709	139,020
Deferred revenue	36,360	35,194
Current portion of long-term debt	23,589	2,500
Total current liabilities	259,346	269,228
Non-current liabilities:
Long-term debt	813,043	833,579
Non-current operating lease liabilities	52,871	55,772
Other non-current liabilities	37,914	44,064
Total non-current liabilities	903,828	933,415
Total liabilities	1,163,174	1,202,643
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 135,093,685 shares issued and outstanding at March 31, 2026; and 134,511,275 shares issued and outstanding at December 31, 2025	14	13
Additional paid-in capital	1,291,858	1,288,294
Accumulated other comprehensive income	285	44
Accumulated deficit	(1,174,137)	(1,187,222)
Total stockholders’ equity	118,020	101,129
Total liabilities and stockholders’ equity	$1,281,194	$1,303,772

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Service revenue	$187,732	$198,612
Equipment revenue	38,587	31,695
Total revenue	226,319	230,307
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	98,314	94,047
Cost of equipment revenue (exclusive of amounts shown below)	34,988	29,326
Engineering, design and development	6,492	13,875
Sales and marketing	13,491	14,210
General and administrative	26,208	29,519
Depreciation and amortization	15,139	14,143
Total operating expenses	194,632	195,120
Operating income	31,687	35,187
Other expense (income):
Interest income	(1,154)	(590)
Interest expense	16,846	16,558
Change in fair value of Earnout Liability	(4,943)	—
Other expense (income), net	(95)	234
Total other expense	10,654	16,202
Income before income taxes	21,033	18,985
Income tax provision	7,948	6,943
Net income	$13,085	$12,042

Net income attributable to common stock per share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09
Weighted average number of shares:
Basic	135,656	132,472
Diluted	136,849	135,314

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Net income	$13,085	$12,042
Other comprehensive income (loss), net of tax
Currency translation adjustments	(97)	238
Cash flow hedges:
Amount recognized in other comprehensive income	812	(617)
Less: income realized and reclassified to earnings	474	1,642
Changes in fair value of cash flow hedges	338	(2,259)
Other comprehensive income (loss), net of tax	241	(2,021)
Comprehensive income	$13,326	$10,021

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$13,085	$12,042
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,139	14,143
Loss on asset disposals, abandonments and write-downs	208	13
Provision for expected credit losses	1,855	945
Deferred income taxes	7,273	6,136
Stock-based compensation expense	4,833	5,491
Amortization of deferred financing costs and interest rate caps	1,356	1,577
Accretion of debt discount	462	416
Change in fair value of Earnout Liability	(4,943)	—
Change in fair value of convertible note investment	(230)	253
Changes in operating assets and liabilities:
Accounts receivable	(4,341)	(4,785)
Inventories	(2,939)	4,148
Prepaid expenses and other current assets	(11,590)	(3,527)
Contract assets	(4,665)	(1,947)
Accounts payable	(2,051)	126
Accrued liabilities	(20,941)	2,716
Deferred revenue	973	(2,438)
Accrued interest	(5)	(2,046)
Other non-current assets and liabilities	(715)	(791)
Net cash (used in) provided by operating activities	(7,236)	32,472
Investing activities:
Purchases of property and equipment	(25,721)	(2,751)
Acquisition of intangible assets—capitalized software	(2,292)	(3,418)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	14,886	564
Proceeds from interest rate caps	1,180	3,170
Net cash used in investing activities	(11,947)	(2,435)
Financing activities:
Payments on term loan	(625)	(625)
Payments on financing leases	(15)	(2)
Stock-based compensation activity	(1,971)	(947)
Net cash used in financing activities	(2,611)	(1,574)
Effect of exchange rate changes on cash	129	55
(Decrease) increase in cash, cash equivalents and restricted cash	(21,665)	28,518
Cash, cash equivalents and restricted cash at beginning of period	125,690	42,304
Cash, cash equivalents and restricted cash at end of period	$104,025	$70,822
Cash, cash equivalents and restricted cash at end of period	$104,025	$70,822
Less: current restricted cash	87	70
Less: non-current restricted cash	394	470
Cash and cash equivalents at end of period	$103,544	$70,282
Supplemental cash flow information:
Cash paid for interest	$17,472	$20,926
Cash paid for taxes	160	162
Non-cash investing activities:
Purchases of property, equipment and intangibles in liabilities	$6,933	$6,112

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	For the Three Months Ended March 31, 2026
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2026	134,511,275	$13	$1,288,294	$44	$(1,187,222)	—	$—	$101,129
Net income	—	—	—	—	13,085	—	—	13,085
Currency translation adjustments, net of tax	—	—	—	(97)	—	—	—	(97)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	338	—	—	—	338
Stock-based compensation expense	—	—	4,833	—	—	—	—	4,833
Issuance of common stock upon exercise of stock options	10,015	—	22	—	—	—	—	22
Issuance of common stock upon vesting of restricted stock units	522,573	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(1,481)	—	—	—	—	(1,481)
Issuance of common stock in connection with employee stock purchase plan	49,822	1	190	—	—	—	—	191
Balance at March 31, 2026	135,093,685	$14	$1,291,858	$285	$(1,174,137)	—	$—	$118,020

	For the Three Months Ended March 31, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2025	130,918,997	$14	$1,460,270	$5,567	$(1,200,145)	13,176,999	$(196,382)	$69,324
Net income	—	—	—	—	12,042	—	—	12,042
Currency translation adjustments, net of tax	—	—	—	238	—	—	—	238
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(2,259)	—	—	—	(2,259)
Stock-based compensation expense	—	—	5,491	—	—	—	—	5,491
Issuance of common stock upon exercise of stock options	224,889	—	564	—	—	—	—	564
Issuance of common stock upon vesting of restricted stock units	580,970	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(2,689)	—	—	—	—	(2,689)
Repurchase of common stock	35,939	—	237	—	—	—	—	237
Balance at March 31, 2025	131,760,795	$14	$1,463,873	$3,546	$(1,188,103)	13,176,999	$(196,382)	$82,948

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

Segments – The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM makes resource and operating decisions by evaluating performance and business results of the consolidated company. As a result, the Company has a single reportable segment, with net income (loss) utilized as the performance measure.

Basis of Presentation – The accompanying Unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with our annual audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026 (the “2025 10-K”). These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

We had one class of common stock outstanding as of March 31, 2026 and December 31, 2025.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation and disclosure of government grants. The ASU is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact that this guidance will have upon our consolidated financial statements and related notes.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

2. Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the treasury stock method for stock-based compensation. Contingently issuable shares are only included in the diluted earnings per share computation once all necessary conditions have been satisfied.

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units, performance stock units, restricted stock units and the potential Earnout Liability related to the acquisition of Satcom Direct when the computation is anti-dilutive. For the three-month periods ended March 31, 2026 and 2025, the weighted average number of shares excluded from the computation was 51.9 million and 28.7 million, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
Basic	2026	2025
Net income	$13,085	$12,042
Weighted average shares outstanding	135,656	132,472
Earnings per share - basic	$0.10	$0.09

	For the Three Months Ended March 31,
Diluted	2026	2025
Net income	$13,085	$12,042
Average shares
Weighted average shares outstanding	135,656	132,472
Effect of dilutive securities - stock-based compensation	1,193	2,842
Total weighted average diluted shares outstanding	136,849	135,314
Earnings per share - diluted	$0.10	$0.09

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

3. Revenue Recognition

Remaining performance obligations

As of March 31, 2026, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $522 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $512 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. Our contracts vary in length and generally have terms of two to ten years. We expect to recognize approximately 38% of our connectivity and entertainment service RPO within the next year, approximately 47% in one to five years and the remaining 15% in five to ten years. The remaining $10 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next three years as equipment is shipped.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Service revenue by type
Satellite broadband	$80,102	$77,679
ATG broadband	64,802	75,970
Narrowband and other	42,828	44,963
Total service revenue by type	$187,732	$198,612
Service revenue by market
Business aviation	$154,355	$169,281
Military / Government	33,377	29,331
Total service revenue by market	$187,732	$198,612

Equipment revenue
Satellite broadband	$12,413	$6,375
ATG broadband	19,654	18,672
Narrowband and other	6,520	6,648
Total equipment revenue	$38,587	$31,695

Contract balances

Our current and non-current contract asset balances totaled $44.1 million and $39.6 million as of March 31, 2026 and December 31, 2025, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings and recoverable contract costs primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $37.0 million and $36.0 million as of March 31, 2026 and December 31, 2025, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products. For the three-month periods ended March 31, 2026 and 2025, we recognized revenue of $13.5 million and $16.8 million, respectively, that was previously included in the beginning balance of deferred revenue.

4. Government Assistance

Federal Communications Commission (“FCC”) Reimbursement Program

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to an initial shortfall in the amount appropriated by Congress to fund the FCC Reimbursement

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Program, approximately $132 million of the approved amount was allocated to the Company under the program. Following passage of the Fiscal Year 2025 National Defense Authorization Act, the Company was allocated its full approved amount of approximately $334 million and the program completion deadline was recently extended to November 8, 2026.

As of March 31, 2026 and December 31, 2025, we have recorded a $41.2 million and $27.8 million receivable from the FCC, respectively, which is included in Prepaid expenses and other current assets in our Unaudited Condensed Consolidated Balance Sheets.

The following are the FCC Reimbursement Program-related deductions to the carrying value of asset balances in our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Assets:
Inventories	$(2,030)	$(1,380)
Prepaids expenses and other current assets	(9,041)	(7,349)
Property and equipment, net	(59,366)	(48,001)
Intangible assets, net	(9,942)	(2,200)
Other non-current assets	(26,761)	(21,376)
Operating lease right-of-use assets	(2,326)	(2,712)

The following are the increases to Net income in our Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Service revenue	$3,633	$1,729
Operating expenses:
Cost of service revenue	1,164	5
Cost of equipment revenue	2,085	2,493
General and administrative	383	100
Engineering, design and development	6,039	—
Depreciation and amortization	14	—

5. Composition of Certain Balance Sheet Accounts

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Work-in-process component parts	$39,390	$41,713
Finished goods	62,404	57,140
Total inventory(1)	$101,794	$98,853

(1) See Note 4, “Government Assistance,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Interest rate caps and receivable	$3,188	$3,365
FCC reimbursement receivable(1)	41,158	27,769
Contract assets(1)	10,812	10,092
Prepaid inventories	2,399	2,545
Other	26,166	25,268
Total prepaid expenses and other current assets	$83,723	$69,039

(1) See Note 4, “Government Assistance,” for additional information.

Property and equipment as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Office equipment, furniture, fixtures and other	$60,591	$59,391
Leasehold improvements	16,857	16,855
Network equipment(1)	194,100	193,222
	271,548	269,468
Accumulated depreciation	(155,019)	(152,194)
Total property and equipment, net	$116,529	$117,274

(1) See Note 4, “Government Assistance,” for additional information.

In addition to the above, the Company classified $26.3 million of property and equipment as Assets held for sale on our Unaudited Condensed Consolidated Balance Sheets as of both March 31, 2026 and December 31, 2025. Assets held for sale represent the main corporate facility and data center of Satcom Direct and associated land in Melbourne, Florida. The Company expects to sell the assets within the next twelve months.

Other non-current assets as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Interest rate caps	$1,179	$1,108
Contract assets, net of allowances of $603 and $538, respectively(1)	33,276	29,500
Revolving credit facility deferred financing costs	1,396	1,584
Other	13,954	12,736
Total other non-current assets	$49,805	$44,928

(1) See Note 4, “Government Assistance,” for additional information.

Accrued liabilities as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31,	December 31,
	2026	2025

Earnout Liability	$39,957	$38,900
Employee compensation and benefits	13,546	28,174
Operating leases	13,663	13,850
Customer credit reserve	13,257	14,647
Accrued inventory	4,084	8,845
Warranty reserve	5,749	5,720
Taxes	5,806	5,437
Accrued interest	127	132
Other	21,520	23,315
Total accrued liabilities	$117,709	$139,020

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Other non-current liabilities as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Earnout Liability	$27,000	$33,000
Other	10,914	11,064
Total other non-current liabilities	$37,914	$44,064

6. Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $6.5 million and $13.9 million, respectively, during the three-month periods ended March 31, 2026 and 2025. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

7. Goodwill and Other Intangible Assets

Our intangible assets are comprised of both indefinite-lived and finite-lived intangible assets and goodwill. Intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. We perform our annual impairment test of our indefinite-lived intangible assets during the fourth quarter of each fiscal year, and the results from the test performed in the fourth quarter of 2025 indicated no impairment. We also reevaluate the useful life of indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

The carrying value of goodwill was $193.2 million as of both March 31, 2026 and December 31, 2025.

Our intangible assets, other than goodwill, as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets(1):
Software	$136,422	$(57,647)	$78,775	$141,942	$(55,524)	$86,418
Service customer relationships	152,681	(46,640)	106,041	152,681	(39,410)	113,271
OEM and dealer relationships	17,024	(8,441)	8,583	17,024	(8,119)	8,905
Other	10,540	(1,876)	8,664	10,373	(1,468)	8,905
Total amortized intangible assets	316,667	(114,604)	202,063	322,020	(104,521)	217,499
Indefinite-lived intangible assets:
FCC License	31,319	—	31,319	31,319	—	31,319
Total intangible assets	$347,986	$(114,604)	$233,382	$353,339	$(104,521)	$248,818

(1) See Note 4, “Government Assistance,” for additional information.

Amortization expense was $10.1 million and $9.8 million, respectively, for the three-month periods ended March 31, 2026 and 2025.

Amortization expense for the remainder of 2026, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2026 (period from April 1 to December 31)	$32,193
2027	$42,891
2028	$42,897
2029	$40,254
2030	$13,084
Thereafter	$30,744

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

8. Long-Term Debt and Other Liabilities

Long-term debt as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	March 31,	December 31,
	2026	2025
2021 Term Loan Facility	$600,342	$600,225
HPS Term Loan Facility	242,992	243,273
Less: deferred financing costs	(6,702)	(7,419)
Less: current portion of long-term debt	(23,589)	(2,500)
Total long-term debt	$813,043	$833,579

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.50% to 4.00% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.50% to 3.00% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of March 31, 2026, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 4.00% for SOFR rate loans and 3.00% for alternate rate loans.

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

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of March 31, 2026 and December 31, 2025.

As of both March 31, 2026 and December 31, 2025, the outstanding principal amount of the 2021 Term Loan Facility was $601.4 million, the unaccreted debt discount was $1.1 million and $1.2 million, respectively, and the net carrying amount was $600.3 million and $600.2 million, respectively.

We paid approximately $21.6 million of loan origination and financing costs related to the 2021 Facilities, which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the 2021 Facilities. Total amortization expense was $0.8 million and $0.7 million, respectively, for the three-month periods ended March 31, 2026 and 2025 and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the balance of unamortized deferred financing costs related to the 2021 Facilities was $6.7 million and $7.4 million, respectively.

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

As of March 31, 2026 and December 31, 2025, the outstanding principal amount of the HPS Term Loan Facility was $246.3 million and $246.9 million, respectively, the unaccreted debt discount was $3.3 million and $3.6 million, respectively, and the net carrying amount was $243.0 million and $243.3 million, respectively. In accordance with the HPS Credit Agreement, the Company paid $21.1 million of the outstanding principal amount of the HPS Term Loan Facility in April 2026.

We paid approximately $2.2 million of loan origination and financing costs related to the HPS Credit Agreement which are being accounted for as deferred financing costs on our consolidated balance sheets and are amortized over the term of the HPS Credit Agreement. Total amortization expense was $0.1 million and $0.1 million, respectively, for the three-month periods ended March 31, 2026 and 2025 and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025 the balance of unamortized deferred financing costs related to the HPS Credit Agreement was $1.4 million and $1.6 million, respectively.

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

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income (loss) will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three-month periods ended March 31, 2026 and 2025. We estimate that approximately $1.3 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statements of Cash Flows as investing activities.

For the three-month period ended March 31, 2026, we recorded a decrease in fair value on the interest rate caps of $0.1 million, net of an immaterial amount of tax, and for the three-month period ended March 31, 2025, we recorded a decrease in fair value on the interest rate caps of $3.0 million, net of tax of $0.8 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		March 31,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2026	2025
Current portion of interest rate caps	Prepaid expenses and other current assets	$2,491	$2,568
Non-current portion of interest rate caps	Other non-current assets	$1,179	$1,108

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

The following is a summary of our interest costs for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Interest costs charged to expense	$16,108	$17,493
Amortization of deferred financing costs	904	837
Amortization of the purchase price of interest rate caps	452	740
Interest rate cap benefit	(1,080)	(2,928)
Accretion of debt discount	462	416
Interest expense	16,846	16,558
Interest costs capitalized to property and equipment	1,004	929
Interest costs capitalized to software	345	458
Total interest costs	$18,195	$17,945

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

Earnout Liability:

In connection with the acquisition of Satcom Direct, LLC and certain of its affiliates (collectively, “Satcom Direct”) in December 2024, the purchase price included up to an additional $225 million in potential earnout payments of cash and/or common stock of the Company tied to realizing certain financial performance milestones over a four-year period following the acquisition (the “Earnout Liability”). The fair value of the Earnout Liability was calculated using a Monte Carlo simulation based on future gross profit projections of Satcom Direct, gross profit volatility rates of comparable companies and a risk adjusted discount rate. The fair value measurement was based on significant unobservable inputs and thus represents a Level 3 measurement. The Earnout Liability has an estimated fair value of $67.0 million and $71.9 million as of March 31, 2026 and December 31, 2025, respectively. In April 2026, the Company paid cash of $40.0 million related to the 2025 financial performance milestones of the Earnout Liability.

Investment in Convertible Note:

On February 26, 2024, Gogo invested $5 million in a convertible note offering (“Investment in Convertible Note”). The Investment in Convertible Note accrues interest at 5% per annum, payable upon maturity of the note or upon conversion, and matures two years after the date of issuance. In February 2026, the maturity date of the note was extended for two additional years. In connection with the amendment, the Company was issued warrants to purchase common stock of the issuer. We have elected to measure our Investment in Convertible Note, including the warrants, using the fair value option and record changes in fair value, including accrued interest, in Other (income) expense, net on the Unaudited Condensed Consolidated Statements of Operations. The

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Company elected the fair value option for the Investment in Convertible Note to eliminate complexities of applying certain accounting models.

The Investment in Convertible Note is included in Other non-current assets and in Prepaid and other current assets on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively, and the reconciliation of beginning and ending balances were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$655	$4,207
Investment	—	—
Change in fair value	230	(253)
Balance at end of period	$885	$3,954

Debt:

As of March 31, 2026 and December 31, 2025, our only financial assets and liabilities disclosed but not measured at fair value are the 2021 Term Loan Facility and the HPS Term Loan Facility, which are reflected on the consolidated balance sheets at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair values of the 2021 Term Loan Facility and the HPS Term Loan Facility by calculating the upfront cash payments a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair values on our Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, are the amounts that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the 2021 Term Loan Facility and HPS Term Loan Facility.

The fair value and carrying value of debt as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026			December 31, 2025
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
2021 Term Loan Facility	$529,000	$600,342	(2)	$550,000	$600,225	(2)
HPS Term Loan Facility	229,000	242,992	(3)	238,000	243,273	(3)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the 2021 Term Loan Facility reflects the unaccreted debt discount of $1.1 million and $1.2 million as of March 31, 2026 and December 31, 2025, respectively. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.
(3)
Carrying value of the HPS Term Loan Facility reflects the unaccreted debt discount of $3.3 million and $3.6 million as of March 31, 2026 and December 31, 2025, respectively. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.

12. Income Tax

The effective income tax rates for the three-month periods ended March 31, 2026 and 2025 were 37.8% and 36.6%, respectively. For the three-month period ended March 31, 2026, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes, the establishment of a valuation allowance on deferred tax assets, stock-based compensation, and nondeductible officer’s compensation. For the three-month period ended March 31, 2025, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes and stock-based compensation.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of all available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. The remaining valuation allowance is still required for deferred tax assets related to foreign, state and local net operating losses and a valuation allowance related to our convertible note investment, as it is more likely than not as of March 31, 2026 that these deferred tax assets will not be realized.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We are subject to taxation and file income tax returns in the United States federal jurisdiction, various states, and several foreign jurisdictions including, but not limited to, Canada, Switzerland, United Kingdom, Australia, Brazil and Singapore. With a few exceptions, as of March 31, 2026, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2010.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three-month periods ended March 31, 2026 and 2025, and as of March 31, 2026 and December 31, 2025, we did not have a liability recorded for interest or potential penalties.

13. Stock-Based Compensation and Retirement Plans

Stock-Based Compensation — As of March 31, 2026, we maintained the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors. See Note 14, “Stock-Based Compensation and Retirement Plans,” in our 2025 10-K for further information regarding the 2024 Plan. The majority of our equity grants are awarded on an annual basis.

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

For the three-month period ended March 31, 2026, no options to purchase shares of common stock were granted, options to purchase 10,015 shares of common stock were exercised, no options to purchase shares of common stock were forfeited and 34,092 options to purchase shares of common stock expired.

For the three-month period ended March 31, 2026, 1,827,850 RSUs were granted, 575,396 RSUs vested and 146,777 RSUs were forfeited. The fair value of the RSUs granted during the three-month period ended March 31, 2026 was approximately $8.5 million, which will generally be recognized over a period of four years.

For the three-month period ended March 31, 2026, 101,362 deferred stock units were granted and none were vested or forfeited. The fair value of the deferred stock units granted during the three-month period ended March 31, 2026 was approximately $0.4 million, which will generally be recognized over a period of 12 months.

For the three-month period ended March 31, 2026, 49,822 shares of common stock were issued under the Employee Stock Purchase Plan.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cost of service revenue	$399	$435
Cost of equipment revenue	335	313
Engineering, design and development	790	905
Sales and marketing	797	758
General and administrative	2,512	3,080
Total stock-based compensation expense	$4,833	$5,491

Retirement Plans — We have a 401(k) plan for U.S.-based employees, as well as various defined contribution plans for international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, subject to Internal Revenue Service limitations. We match contributions towards the 401(k) plan and international defined contribution plans, subject to annual limitations. Our matching contributions were $0.8 million and $1.1 million, respectively, during the three-month periods ended March 31, 2026 and 2025.

14. Leases

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception and calculate the lease liability and right-of-use asset using our incremental borrowing rate. We have operating lease agreements primarily related to cell sites, data centers, satellites and office buildings. Our cell site leases generally have terms of five to ten years, with renewal options for an additional five to 25 years. For certain cell sites, the renewal options are deemed to be reasonably certain to be exercised. Our data center leases have original terms between one to four years with unlimited one-year renewal options, some of which are reasonably certain to be exercised. Our building leases have original terms of ten years, with renewal options for an additional five years. We recognize operating lease expense on a straight-line basis over the lease term. As of March 31, 2026, there were no significant leases which had not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Operating lease cost(1)	$13,517	$4,492
Financing lease cost:
Amortization of leased assets	13	14
Interest on lease liabilities	1	3
Total lease cost	$13,531	$4,509

(1) Includes $9.0 million of short-term lease cost for the three-month period ended March 31, 2026.

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Three Months Ended March 31,
	2026	2025
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$4,787	$4,671
Operating cash flows used in financing leases	$1	$3
Financing cash flows used in financing leases	$15	$2
Non-cash items:
Operating leases obtained	$1,306	$598
Financing leases obtained	$—	$—
Weighted average remaining lease term
Operating leases	5 years	6 years
Financing leases	1 year	2 years
Weighted average discount rate
Operating leases	7.1%	7.0%
Financing leases	9.1%	9.1%

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Annual future minimum lease payments as of March 31, 2026 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2026 (period from April 1 to December 31)	$13,345	$50
2027	17,322	15
2028	14,918	—
2029	13,360	—
2030	9,486	—
Thereafter	10,522	—
Total future minimum lease payments	78,953	65
Less: Amount representing interest	(12,419)	(2)
Present value of net minimum lease payments	$66,534	$63
Reported as of March 31, 2026
Accrued liabilities	$13,663	$63
Non-current operating lease liabilities	52,871	—
Other non-current liabilities	—	—
Total lease liabilities	$66,534	$63

15. Commitments and Contingencies

Contractual Commitments – We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components, or as development services are provided.

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC (“SmartSky”) brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware (the “Court”) alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents that had been recently issued to the plaintiff. The suit seeks compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. On May 29, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC amended their answer and counterclaims in the same suit, alleging that three of the six patents asserted by the plaintiff are unenforceable due to inequitable conduct before the U.S. Patent Office. A number of dispositive motions were filed on October 25, 2025, and the Court issued orders resolving those motions. SmartSky’s motions were denied. Gogo’s motion for summary judgment of invalidity on one of SmartSky’s asserted patents was granted. The Court also granted Gogo’s motion for summary judgment of no lost profits and Gogo’s motion to exclude SmartSky’s damages expert’s opinions on lost profits and reasonable royalty damages. On November 17, 2025, the Court commenced a jury trial on the plaintiff’s claims. On November 21, 2025, the jury determined that Gogo willfully infringed the plaintiff’s asserted patents and returned a verdict in the total amount of $22.7 million. A one-day bench trial was held on March 4, 2026, to address Gogo’s inequitable conduct defense. Post-trial briefs on the jury trial were filed on March 18, 2026, and post-trial briefs on the bench trial were filed on March 30, 2026. Briefing is expected to be completed on these motions by May 8, 2026. We continue to vigorously defend our position in the infringement suit challenging both the verdict and the amount of the award in the trial court and will do so in the appellate court if necessary. The outcome of the underlying litigation is inherently uncertain. No judgment has been entered and Gogo has not paid any portion of the award.

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

On December 16, 2024, SmartSky sued Gogo Inc. and its subsidiaries in the U.S. District Court for the Western District of North Carolina alleging that Gogo maintains an illegal monopoly over air-to-ground broadband inflight connectivity products and services and has blocked SmartSky from entering the market in violation of antitrust laws. SmartSky also alleges claims of false advertising, unfair and deceptive trade practices, and tortious interference. The suit seeks actual damages, treble damages, punitive

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

damages, disgorgement of profits, reimbursement of plaintiff's costs, attorneys' fees, pre- and post-judgment interest, and interest on actual damages. On March 14, 2025, Gogo Inc. and its subsidiary Gogo Business Aviation LLC filed a motion to dismiss for failure to state a claim. That motion is still pending. On April 21, 2026, at SmartSky’s request, the parties filed a joint motion to modify the case schedule with fact discovery set to be completed by October 2, 2026 and expert discovery by January 31, 2027, with dispositive motions to follow. That motion is still pending and a trial date has not been set. We will vigorously defend our position in this lawsuit. The outcome of the litigation is inherently uncertain.

From time to time we may become involved in legal proceedings arising in the ordinary course of our business. We cannot predict with certainty the outcome of any litigation or the potential for future litigation. With respect to such legal proceedings, we accrue a loss when it is probable and its amount can be reasonably estimated. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our Company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. The Company’s accrual for probable and estimable loss contingencies for the aforementioned litigation in which we are a defendant was $10.0 million and $11.5 million as of March 31, 2026 and December 31, 2025, respectively, and is recorded in Accrued liabilities on the Consolidated Balance Sheets.

16. Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2026	$(1,045)	$1,089	$44
Other comprehensive income (loss) before reclassifications	(97)	812	715
Less: income realized and reclassified to earnings	—	474	474
Net current period comprehensive income (loss)	(97)	338	241
Balance at March 31, 2026	$(1,142)	$1,427	$285

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2025	$(1,757)	$7,324	$5,567
Other comprehensive income (loss) before reclassifications	238	(617)	(379)
Less: income realized and reclassified to earnings	—	1,642	1,642
Net current period comprehensive income (loss)	238	(2,259)	(2,021)
Balance at March 31, 2025	$(1,519)	$5,065	$3,546

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
•
our ability to evaluate or pursue strategic opportunities;
•
our recently deployed Gogo 5G and Gogo Galileo services may not compete well in the market or face problems relating to implementation;
•
our ability to innovate next-generation technologies and provide products and services useful to our customers and passengers without delay in developing or deploying such technologies, products and services;
•
our ability to maintain our rights to use our licensed 4MHz of ATG spectrum in the United States and obtain rights to additional spectrum if needed;
•
the impact of service interruptions or delays, cyber incidents, technology failures, equipment damage or system disruptions or failures;

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
•
risks associated with participation in the Federal Communications Commission (“FCC”) Supply Chain Reimbursement Program;
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
•
the impact of a downgrade, suspension or withdrawal of the rating assigned by a rating agency;
•
the volatility of our stock price;
•
our ability to fully utilize our tax losses;
•
the dilutive impact of potential future stock issuances;
•
the impact of our stockholder concentration and of our chair of the Board being a significant stockholder;
•
our ability to fulfill our obligations associated with being a public company;
•
the impact of an identified material weakness in our internal control over financial reporting;
•
the impact of anti-takeover provisions, ownership provisions and certain other provisions in our charter, our bylaws, Delaware law, and our existing and any future credit facilities; and
•
other risks and factors listed under “Risk Factors” in the 2025 10-K.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” in the 2025 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends December 31 and, unless otherwise noted, references to “years” or “fiscal” are for fiscal years ended December 31. See “— Results of Operations.”

Company Overview

Gogo is the only multi-orbit, multi-band in-flight connectivity provider offering connectivity technology purpose-built for business and military/government aviation. We have a holistic approach of providing broadband connectivity services to our customers from small to large aircraft and heavy jets through our ATG technology and integrated LEO and GEO satellite solutions provided by multiple satellite constellations owned by our satellite network partners. We aim to deliver to our customers consistent, global tip-to-tail connectivity with a suite of software, hardware, and advanced infrastructure supported by a 24/7/365 in-person customer support team to fit their every need.

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
•
our ability to manage issues and related costs that may arise in connection with the implementation of our technology roadmap, including technological issues and related remediation efforts, technological shifts, failures or delays on the part of antenna, chipset, and other equipment developers and providers or satellite network providers, some of which are single-source;
•
our ability to license additional spectrum and make other improvements to our ATG network and operations as technology and user expectations change;
•
the number of aircraft in service in our markets, including consolidations or changes in fleet size by one or more of our large-fleet customers;
•
the economic environment and other trends that affect both business and leisure aviation travel, including the impact on demand for aviation travel of increases in fuel costs and other inflationary pressures stemming from the ongoing conflicts in the Middle East;
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
•
our ability to engage suppliers of equipment components and network services on a timely basis and on commercially reasonable terms, including, without limitation, electronic components such as semiconductor memory and storage products (among others, dynamic random access memory (“DRAM”) and NAND flash memory), due to the surging buildout of artificial intelligence-related computing infrastructure;

•
our ability to fully utilize portions of our deferred income tax assets;
•
changes in laws, regulations, policies and interpretations affecting our business, the business of our customers and suppliers globally, including changes that impact the design of our equipment and our ability to obtain required certifications for our equipment and services, and telecommunications services globally, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, including Gogo Galileo and Gogo 5G, expand our service offerings and manage our network; and
•
the enactment of, and proposals for, trade protection measures by the United States as well as other countries (including United States “reciprocal” tariffs that began in 2025), including increases or changes in tariffs and trade barriers, changes in government policies and international trade arrangements, geopolitical volatility, and global macroeconomic conditions, or uncertainty regarding the impact of proposed or future trade protection measures, may affect our results of operations in some markets.

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key business metrics, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections.

	For the Three Months Ended March 31,
	2026	2025
Aircraft online (at period end)
ATG AVANCE	4,851	4,716
Gogo Biz	1,265	2,186
Total ATG	6,116	6,902
GEO aircraft online	1,306	1,280
Gogo Galileo aircraft online	111	—
Average monthly connectivity service revenue per ATG aircraft online	$3,351	$3,451
ATG units sold	511	317

•
AVANCE aircraft online. We define AVANCE aircraft online as the total number of aircraft equipped with our AVANCE L5 or L3 system for which we provide ATG services to business aviation customers in the last month of the period presented. This number excludes military/government AVANCE aircraft online.
•
Gogo Biz aircraft online. We define Gogo Biz aircraft online as the total number of aircraft not equipped with our AVANCE L5 or L3 system for which we provide ATG services to business aviation customers in the last month of the period presented. This number excludes commercial aircraft operated by Intelsat’s airline customers as well as military/government aircraft receiving ATG service.
•
GEO aircraft online. We define GEO aircraft online as the total number of aircraft for which we provide GEO broadband services to business aviation customers as of the last day of each period presented. This number excludes aircraft receiving services through GEO satellite networks that are end-of-life and military/government GEO aircraft online.
•
Gogo Galileo aircraft online. We define Gogo Galileo aircraft online as the total number of aircraft for which we provide Gogo Galileo LEO broadband services in the last month of the period presented. This number excludes military/government Gogo Galileo aircraft online. This metric was not presented prior to the fiscal year ended December 31, 2025, as Gogo Galileo was only first deployed in 2025.
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

Key Components of Consolidated Statements of Operations

There have been no material changes to our key components of Unaudited Condensed Consolidated Statements of Operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in our 2025 10-K.

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

We believe that the assumptions and estimates associated with our goodwill impairment analysis and the fair value of the Earnout Liability associated with the acquisition of Satcom Direct have the greatest potential impact on and are the most critical to fully understanding and evaluating our reported financial results, and that they require our most difficult, subjective or complex judgments.

There have been no material changes to our critical accounting estimates described in the MD&A in our 2025 10-K.

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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Service revenue	$187,732	$198,612
Equipment revenue	38,587	31,695
Total revenue	226,319	230,307
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	98,314	94,047
Cost of equipment revenue (exclusive of amounts shown below)	34,988	29,326
Engineering, design and development	6,492	13,875
Sales and marketing	13,491	14,210
General and administrative	26,208	29,519
Depreciation and amortization	15,139	14,143
Total operating expenses	194,632	195,120
Operating income	31,687	35,187
Other expense (income):
Interest income	(1,154)	(590)
Interest expense	16,846	16,558
Change in fair value of Earnout Liability	(4,943)	—
Other expense (income), net	(95)	234
Total other expense	10,654	16,202
Income (loss) before income taxes	21,033	18,985
Income tax provision	7,948	6,943
Net income	$13,085	$12,042

Three Months Ended March 31, 2026 and 2025

Below is a discussion of changes in the results in operations for the three-month periods ended March 31, 2026 and 2025.

Revenue:

Revenue and percent change for the three-month periods ended March 31, 2026 and 2025 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2026	2025	2026 over 2025
Service revenue	$187,732	$198,612	(5.5)%
Equipment revenue	38,587	31,695	21.7%
Total revenue	$226,319	$230,307	(1.7)%

Total revenue decreased to $226.3 million for the three-month period ended March 31, 2026, as compared with $230.3 million for the prior-year period.

Service revenue decreased to $187.7 million for the three-month period ended March 31, 2026, as compared with $198.6 million for the prior-year period due to a decrease in ATG units online.

Equipment revenue increased to $38.6 million for the three-month period ended March 31, 2026, as compared with $31.7 million for the prior-year period due to an increase in Gogo Galileo units sold.

We expect service revenue to decline in the near term as a result of the expected decline in ATG services sold and increase in the future as additional aircraft come online due to the launch of Gogo 5G and Gogo Galileo. We expect equipment revenue to increase in the future driven by growth in sales of Gogo 5G and Gogo Galileo units.

Cost of Revenue:

Cost of revenue and percent change for the three-month periods ended March 31, 2026 and 2025 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2026	2025	2026 over 2025
Cost of service revenue	$98,314	$94,047	4.5%
Cost of equipment revenue	$34,988	$29,326	19.3%

Cost of service revenue increased 4.5% to $98.3 million for the three-month period ended March 31, 2026, as compared with $94.0 million for the prior-year period due to an increase in satellite broadband costs.

Cost of equipment revenue increased 19.3% to $35.0 million for the three-month period ended March 31, 2026, as compared with $29.3 million for the prior-year period due to an increase in Gogo Galileo units sold.

We expect that our cost of service revenue will increase in the future driven by the growth in satellite broadband services. We expect that our cost of equipment revenue will increase with growth in units sold, including Gogo 5G and Gogo Galileo units, due to the launch of those products.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased 53.2% to $6.5 million for the three-month period ended March 31, 2026, as compared with $13.9 million for the prior-year period due to the reimbursement of costs related to the FCC Reimbursement Program.

We expect engineering, design and development expenses as a percentage of service revenue to decrease, following the completion of Gogo Galileo and 5G programs.

Sales and Marketing Expenses:

Sales and marketing expenses decreased 5.1% to $13.5 million for the three-month period ended March 31, 2026, as compared with $14.2 million for the prior-year period due to lower personnel costs.

We expect sales and marketing expenses as a percentage of service revenue to increase in the near term and remain relatively steady in the long term due to the launch and market adoption of the Gogo 5G and Gogo Galileo offerings.

General and Administrative Expenses:

General and administrative expenses decreased 11.2% to $26.2 million for the three-month period ended March 31, 2026, as compared with $29.5 million for the prior-year period due to a $4.5 million decrease in personnel costs and $3.8 million decrease in acquisition and integration-related costs, partially offset by a $3.6 million increase in legal costs.

We expect general and administrative expenses as a percentage of service revenue to decrease over time as acquisition and integration activities complete.

Depreciation and Amortization:

Depreciation and amortization expense increased 7.0% to $15.1 million for the three-month period ended March 31, 2026, as compared with $14.1 million for the prior-year period.

We expect that our depreciation and amortization expense will increase in the future due to the launch of the Gogo 5G network.

Other Expense (Income):

Other expense (income) and percent change for the three-month periods ended March 31, 2026 and 2025 were as follows (in thousands, except for percent change):

	For the Three Months Ended March 31,		% Change
	2026	2025	2026 over 2025
Interest income	$(1,154)	$(590)	95.6%
Interest expense	16,846	16,558	1.7%
Change in fair value of Earnout Liability	(4,943)	—	nm
Other expense (income), net	(95)	234	(140.6)%
Total	$10,654	$16,202	(34.2)%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense decreased to $10.7 million for the three-month period ended March 31, 2026 as compared with $16.2 million for the prior-year period due to the change in fair value of the Earnout Liability from the Satcom Direct acquisition.

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

Income Taxes:

The effective income tax rate for the three-month period ended March 31, 2026 was 37.8% as compared with 36.6% for the prior-year period. For the three-month period ended March 31, 2026, our income tax provision was $7.9 million, due to pre-tax income, stock-based compensation, nondeductible officer’s compensation, and establishment of a valuation allowance on deferred tax assets. For the three-month period ended March 31, 2025, our income tax provision was $6.9 million, due to pre-tax income. See Note 12, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended March 31,
	2026	2025
Adjusted EBITDA:
Net income attributable to common stock (GAAP)	$13,085	$12,042
Interest expense	16,846	16,558
Interest income	(1,154)	(590)
Income tax provision	7,948	6,943
Depreciation and amortization	15,139	14,143
EBITDA	51,864	49,096
Stock-based compensation expense	4,833	5,491
Change in fair value of Earnout Liability	(4,943)	—
Acquisition and integration-related costs(1)	1,815	6,467
Amortization of acquisition-related inventory step-up costs	—	748
Change in fair value of convertible note investment	(230)	253
Adjusted EBITDA	$53,339	$62,055

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$(7,236)	$32,472
Consolidated capital expenditures	(28,013)	(6,169)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	14,886	564
Proceeds from interest rate caps	1,180	3,170
Free cash flow	$(19,183)	$30,037

(1) For the three-month period ended March 31, 2026, the figure consists of severance and other compensation-related costs of $1.2 million and integration support costs of $0.6 million. For the three-month period ended March 31, 2025, the figure consists of due diligence and advisory fees of $3.9 million and severance and other compensation-related costs of $2.6 million.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$(7,236)	$32,472
Net cash used in investing activities	(11,947)	(2,435)
Net cash used in financing activities	(2,611)	(1,574)
Effect of foreign exchange rate changes on cash	129	55
Net increase in cash, cash equivalents and restricted cash	(21,665)	28,518
Cash, cash equivalents and restricted cash at the beginning of period	125,690	42,304
Cash, cash equivalents and restricted cash at the end of period	$104,025	$70,822
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$104,025	$70,822
Less: current restricted cash	87	70
Less: non-current restricted cash	394	470
Cash and cash equivalents at the end of the period	$103,544	$70,282

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

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. No shares were repurchased during the three-month periods ended March 31, 2026 and 2025. As of March 31, 2026, approximately $12.1 million remains available under the share repurchase program.

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

As detailed in Note 8, “Long-Term Debt and Other Liabilities,” on December 3, 2024, the Company and GIH entered into a credit agreement (the “HPS Credit Agreement” and together with the 2021 Credit Agreement, the “Credit Agreements”) with HPS Investment Partners, LLC, as the administrative agent, and the lenders party thereto, which provides for a term loan credit facility (the “HPS Term Loan Facility” and together with the 2021 Facilities, the “Facilities”) in an aggregate principal amount of $250 million. The HPS Term Loan Facility, which is subject to mandatory prepayments under certain circumstances, amortizes in quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the HPS Term Loan Facility on April 30, 2028.

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

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committees of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The aggregate notional amount of the interest rate caps as of March 31, 2026 is $250.0 million. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the latest reduction of $100.0 million having occurred on July 31, 2025. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 9, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net income	$13,085	$12,042
Non-cash charges and credits	25,953	28,974
Changes in operating assets and liabilities	(46,274)	(8,544)
Net cash provided by operating activities	$(7,236)	$32,472

For the three-month period ended March 31, 2026, net cash used in operating activities was $7.2 million as compared with cash provided by operating activities of $32.5 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $2.0 million decrease in net income and non-cash charges and credits, as noted above under “Results of Operations — Three Months Ended March 31, 2026 and 2025.”
•
A $37.7 million decrease in cash flows related to operating assets and liabilities resulting from:
o
A decrease in cash flows due to the following:
▪
Changes in accrued liabilities due to the timing of payments related to personnel costs and inventory; and
▪
Changes in prepaid expenses and other current assets related to the FCC Reimbursement Program.

Cash flows used in Investing Activities:

Cash used in investing activities was $11.9 million for the three-month period ended March 31, 2026, due to $28.0 million of capital expenditures noted below, partially offset by $14.9 million of proceeds received from the FCC Reimbursement Program related to the reimbursement of capital expenditures and $1.2 million of proceeds from interest rate caps.

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

Cash flows used in Financing Activities:

Cash used in financing activities for the three-month period ended March 31, 2026 was $2.6 million due to stock-based compensation activities and principal payments on the HPS Term Loan Facility.

Cash used in financing activities for the three-month period ended March 31, 2025 was $1.6 million, due to stock-based compensation activities and principal payments on the HPS Term Loan Facility.

Capital Expenditures

Our operations require capital expenditures associated with the expansion of our ATG network and data centers. We capitalize software development costs related to network technology solutions and new product/service offerings. We also capitalize costs related to the build-out of our office locations.

Capital expenditures for the three-month periods ended March 31, 2026 and 2025 were $28.0 million and $6.2 million, respectively, due to the build out of the LTE and 5G networks.

We expect that our capital expenditures will decrease in the future as the build out of the LTE network nears completion.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both March 31, 2026 and December 31, 2025 primarily included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under each of the 2021 Facilities (if any) and the HPS Term Loan Facility. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of March 31, 2026, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of March 31, 2026 was $250.0 million. Based on our March 31, 2026 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $6.3 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 2.25% and the $50 million reduction in the notional amount and an increase of the strike rate to 2.75% that will occur on July 31, 2026. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $8.5 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three-month periods ended March 31, 2026 and 2025 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to a material weakness in internal control over financial reporting which, as previously disclosed in Part II, Item 9A “Controls and Procedures” in the 2025 10-K, existed as of December 31, 2025 and, as discussed below, continued to exist as of March 31, 2026.

Notwithstanding the ineffective disclosure controls and procedures due to the material weakness in internal control over financial reporting, our Chief Executive Officer and the Chief Financial Officer have concluded that the consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness disclosed in the 2025 10-K remains unremediated as of March 31, 2026:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

As previously reported, with the oversight of the Audit Committee of our Board of Directors, we began implementing in 2025, and continued implementing in the first quarter of 2026, a remediation plan to address the material weakness described above. Action items include the following:

•
We expanded our finance and accounting team, including hiring additional individuals with the requisite public company financial reporting, accounting, and internal control knowledge and experience.
•
We designed and implemented effective GITCs related to user access and change management over relevant Satcom Direct’s IT systems.

While we believe that our efforts have improved our internal control over financial reporting, remediation of the material weakness as of March 31, 2026 is expected to require further strengthening of our internal control environment and substantial effort throughout 2026, including:

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

ITEM 1. Legal Proceedings.

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

ITEM 1A.	Risk Factors.

“Item 1A. Risk Factors” of our 2025 10-K includes a discussion of our risk factors. There have been no material changes to the risk factors previously disclosed in our 2025 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
Sales of Unregistered Securities

None.

b)
Use of Proceeds from Public Offering of Common Stock

Not applicable.

c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

None.

ITEM 5. Other Information.

During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits.

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
Date: May 7, 2026
/s/ Christopher Moore
Christopher Moore
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Zachary Cotner
Zachary Cotner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)