Form 10-Q
period 2026-06-30
Gogo Inc.
filed 2026-08-06
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of July 31, 2026, 135,507,862 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$63,132	$125,206
Accounts receivable, net of allowances of $8,022 and $6,783, respectively	115,727	112,558
Inventories	125,145	98,853
Assets held for sale	26,432	26,253
Prepaid expenses and other current assets	81,467	69,039
Total current assets	411,903	431,909
Non-current assets:
Property and equipment, net	112,675	117,274
Intangible assets, net	225,016	248,818
Goodwill	193,187	193,187
Operating lease right-of-use assets	53,273	57,990
Other non-current assets, net of allowances of $714 and $538, respectively	54,287	44,928
Deferred income taxes	194,220	209,666
Total non-current assets	832,658	871,863
Total assets	$1,244,561	$1,303,772
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$98,241	$92,514
Accrued liabilities	100,736	139,020
Deferred revenue	36,220	35,194
Current portion of long-term debt	2,500	2,500
Total current liabilities	237,697	269,228
Non-current liabilities:
Long-term debt	814,053	833,579
Non-current operating lease liabilities	50,065	55,772
Other non-current liabilities	22,049	44,064
Total non-current liabilities	886,167	933,415
Total liabilities	1,123,864	1,202,643
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at June 30, 2026 and December 31, 2025; 135,497,166 shares issued and outstanding at June 30, 2026; and 134,511,275 shares issued and outstanding at December 31, 2025	14	13
Additional paid-in capital	1,296,865	1,288,294
Accumulated other comprehensive (loss) income	(36)	44
Accumulated deficit	(1,176,146)	(1,187,222)
Total stockholders’ equity	120,697	101,129
Total liabilities and stockholders’ equity	$1,244,561	$1,303,772

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$191,272	$193,965	$379,004	$392,577
Equipment revenue	31,539	32,073	70,126	63,768
Total revenue	222,811	226,038	449,130	456,345
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	98,110	91,383	196,424	185,430
Cost of equipment revenue (exclusive of amounts shown below)	31,100	27,681	66,088	57,007
Engineering, design and development	9,667	12,522	16,159	26,397
Sales and marketing	13,286	14,741	26,777	28,951
General and administrative	23,989	28,633	50,197	58,152
Depreciation and amortization	17,009	15,117	32,148	29,260
Total operating expenses	193,161	190,077	387,793	385,197
Operating income	29,650	35,961	61,337	71,148
Other expense (income):
Interest income	(685)	(1,182)	(1,839)	(1,772)
Interest expense	17,593	16,411	34,439	32,969
Change in fair value of Earnout Liability	7,200	3,900	2,257	3,900
Loss on extinguishment of debt	394	—	394	—
Other expense (income), net	(1,622)	(149)	(1,717)	85
Total other expense	22,880	18,980	33,534	35,182
Income before income taxes	6,770	16,981	27,803	35,966
Income tax provision	8,779	4,174	16,727	11,117
Net income (loss)	$(2,009)	$12,807	$11,076	$24,849

Net income (loss) attributable to common stock per share:
Basic	$(0.01)	$0.10	$0.08	$0.19
Diluted	$(0.01)	$0.09	$0.08	$0.18
Weighted average number of shares:
Basic	136,250	133,647	135,961	132,925
Diluted	136,250	136,897	136,890	135,971

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(2,009)	$12,807	$11,076	$24,849
Other comprehensive income (loss), net of tax
Currency translation adjustments	(337)	790	$(434)	$1,028
Cash flow hedges:
Amount recognized in other comprehensive income (loss)	560	(243)	1,372	(860)
Less: income realized and reclassified to earnings	544	1,866	1,018	3,508
Changes in fair value of cash flow hedges	16	(2,109)	354	(4,368)
Other comprehensive income (loss), net of tax	(321)	(1,319)	(80)	(3,340)
Comprehensive income (loss)	$(2,330)	$11,488	$10,996	$21,509

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$11,076	$24,849
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,148	29,260
Loss on asset disposals, abandonments and write-downs	230	18
Provision for expected credit losses	1,941	1,949
Deferred income taxes	15,128	9,129
Stock-based compensation expense	10,068	11,858
Amortization of deferred financing costs and interest rate caps	2,648	2,929
Accretion of debt discount	954	847
Change in fair value of Earnout Liability	2,257	3,900
Change in fair value of convertible note investment	(1,969)	—
Loss on extinguishment of debt	394	—
Changes in operating assets and liabilities:
Accounts receivable	(4,896)	(3,109)
Inventories	(26,290)	9,983
Prepaid expenses and other current assets	(5,999)	(11,608)
Contract assets	(10,412)	(5,888)
Accounts payable	16,947	(5,117)
Accrued liabilities	(20,786)	4,447
Deferred revenue	929	(3,999)
Accrued interest	(11)	(2,046)
Other non-current assets and liabilities	707	1,781
Net cash provided by operating activities	25,064	69,183
Investing activities:
Proceeds from sale of property and equipment	71	—
Purchases of property and equipment	(35,281)	(5,929)
Acquisition of intangible assets—capitalized software	(4,914)	(6,177)
Acquisition of Satcom Direct, net of cash acquired	—	(1,612)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	15,322	409
Proceeds from interest rate caps	2,231	6,088
Net cash used in investing activities	(22,571)	(7,221)
Financing activities:
Payments on earnout liability	(39,957)	—
Payments on term loan	(22,339)	(1,250)
Payments on financing leases	(24)	—
Stock-based compensation activity	(2,319)	(1,019)
Net cash used in financing activities	(64,639)	(2,269)
Effect of exchange rate changes on cash	63	557
(Decrease) increase in cash, cash equivalents and restricted cash	(62,083)	60,250
Cash, cash equivalents and restricted cash at beginning of period	125,690	42,304
Cash, cash equivalents and restricted cash at end of period	$63,607	$102,554
Cash, cash equivalents and restricted cash at end of period	$63,607	$102,554
Less: current restricted cash	85	73
Less: non-current restricted cash	390	396
Cash and cash equivalents at end of period	$63,132	$102,085
Supplemental cash flow information:
Cash paid for interest	$34,563	$39,988
Cash paid for taxes	1,893	1,168
Non-cash investing activities:
Purchases of property, equipment and intangibles in liabilities	$4,328	$10,968

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	For the Three Months Ended June 30, 2026
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance at March 31, 2026	135,093,685	$14	$1,291,858	$285	$(1,174,137)	—	$—	$118,020
Net loss	—	—	—	—	(2,009)	—	—	(2,009)
Currency translation adjustments, net of tax	—	—	—	(337)	—	—	—	(337)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	16	—	—	—	16
Stock-based compensation expense	—	—	5,237	—	—	—	—	5,237
Issuance of common stock upon exercise of stock options	49,776	—	121	—	—	—	—	121
Issuance of common stock upon vesting of restricted stock units	310,484	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(529)	—	—	—	—	(529)
Issuance of common stock in connection with employee stock purchase plan	43,221	—	178	—	—	—	—	178
Balance at June 30, 2026	135,497,166	$14	$1,296,865	$(36)	$(1,176,146)	—	$—	$120,697

	For the Three Months Ended June 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at March 31, 2025	131,760,795	$14	$1,463,873	$3,546	$(1,188,103)	13,176,999	$(196,382)	$82,948
Net income	—	—	—	—	12,807	—	—	12,807
Currency translation adjustments, net of tax	—	—	—	790	—	—	—	790
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(2,109)	—	—	—	(2,109)
Stock-based compensation expense	—	—	6,367	—	—	—	—	6,367
Issuance of common stock upon exercise of stock options	1,074,631	1	3,095	—	—	—	—	3,096
Issuance of common stock upon vesting of restricted stock units	470,578	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(1,288)	—	—	—	—	(1,288)
Issuance of common stock in connection with employee stock purchase plan	28,284	—	179	—	—	—	—	179
Balance at June 30, 2025	133,334,288	$15	$1,472,226	$2,227	$(1,175,296)	13,176,999	$(196,382)	$102,790

	For the Six Months Ended June 30, 2026
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance at January 1, 2026	134,511,275	$13	$1,288,294	$44	$(1,187,222)	—	$—	$101,129
Net income	—	—	—	—	11,076	—	—	11,076
Currency translation adjustments, net of tax	—	—	—	(434)	—	—	—	(434)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	354	—	—	—	354
Stock-based compensation expense	—	—	10,070	—	—	—	—	10,070
Issuance of common stock upon exercise of stock options	59,791	—	143	—	—	—	—	143
Issuance of common stock upon vesting of restricted stock units	833,057	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(2,010)	—	—	—	—	(2,010)
Issuance of common stock in connection with employee stock purchase plan	93,043	1	368	—	—	—	—	369
Balance at June 30, 2026	135,497,166	$14	$1,296,865	$(36)	$(1,176,146)	—	$—	$120,697

	For the Six Months Ended June 30,2025
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2025	130,918,997	$14	$1,460,270	$5,567	$(1,200,145)	13,176,999	$(196,382)	69,324
Net income	—	—	—	—	24,849	—	—	24,849
Currency translation adjustments, net of tax	—	—	—	1,028	—	—	—	1,028
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(4,368)	—	—	—	(4,368)
Stock-based compensation expense	—	—	11,858	—	—	—	—	11,858
Issuance of common stock upon exercise of stock options	1,299,520	1	3,659	—	—	—	—	3,660
Issuance of common stock upon vesting of restricted stock units	1,051,548	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(3,977)	—	—	—	—	(3,977)
Issuance of common stock in connection with employee stock purchase plan	64,223	—	416	—	—	—	—	416
Balance at June 30, 2025	133,334,288	$15	$1,472,226	$2,227	$(1,175,296)	13,176,999	$(196,382)	$102,790

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

The results of operations and cash flows for the three- and six-month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

We had one class of common stock outstanding as of June 30, 2026 and December 31, 2025.

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

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units, performance stock units, restricted stock units and the potential Earnout Liability related to the acquisition of Satcom Direct when the computation is anti-dilutive. For the three- and six-month periods ended June 30, 2026, the weighted average number of shares excluded from the computation was 69.0 million and 60.5 million, respectively. For the three- and six-month periods ended June 30, 2025, the weighted average number of shares excluded from the computation was 17.2 million and 22.9 million, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Basic	2026	2025	2026	2025
Net income (loss)	$(2,009)	$12,807	$11,076	$24,849
Weighted average shares outstanding	136,250	133,647	135,961	132,925
Earnings (loss) per share - basic	$(0.01)	$0.10	$0.08	$0.19

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Diluted	2026	2025	2026	2025
Net income (loss)	$(2,009)	$12,807	$11,076	$24,849
Average shares
Weighted average shares outstanding	136,250	133,647	135,961	132,925
Effect of dilutive securities - stock-based compensation	—	3,250	929	3,046
Total weighted average diluted shares outstanding	136,250	136,897	136,890	135,971
Earnings (loss) per share - diluted	$(0.01)	$0.09	$0.08	$0.18

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

3. Revenue Recognition

Remaining performance obligations

As of June 30, 2026, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $471 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $463 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. Our contracts vary in length and generally have terms of two to ten years. We expect to recognize approximately 39% of our connectivity and entertainment service RPO within the next year, approximately 47% in one to five years and the remaining 14% in five to ten years. The remaining $8 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next three years as equipment is shipped.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Service revenue by type
Satellite broadband	$84,317	$76,706	$164,419	$154,385
ATG broadband	60,020	74,214	124,822	150,184
Narrowband and other	46,935	43,045	89,763	88,008
Total service revenue by type	$191,272	$193,965	$379,004	$392,577
Service revenue by market
Business aviation	$151,330	$165,366	$305,685	$334,647
Military / Government	39,942	28,599	73,319	57,930
Total service revenue by market	$191,272	$193,965	$379,004	$392,577

Equipment revenue
Satellite broadband	$13,090	$4,563	$25,503	$10,938
ATG broadband	12,173	21,786	31,827	40,458
Narrowband and other	6,276	5,724	12,796	12,372
Total equipment revenue	$31,539	$32,073	$70,126	$63,768

Contract balances

Our current and non-current contract asset balances totaled $49.7 million and $39.6 million as of June 30, 2026 and December 31, 2025, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings and recoverable contract costs primarily for certain sales programs.

Our current and non-current deferred revenue balances totaled $36.9 million and $36.0 million as of June 30, 2026 and December 31, 2025, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products. For the three- and six-month periods ended June 30, 2026, we recognized revenue of $10.4 million and $23.9 million, respectively, that was previously included in the deferred revenue balance as of December 31, 2025. For the three- and six-month periods ended June 30, 2025, we recognized revenue of $13.9 million and $30.7 million, respectively, that was previously included in the deferred revenue balance as of December 31, 2024.

4. Government Assistance

Federal Communications Commission (“FCC”) Reimbursement Program

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to an initial shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount was allocated to the Company under the program. Following passage of the Fiscal Year 2025 National Defense Authorization Act, the Company was allocated its full approved amount of approximately $334 million and the program completion deadline was extended to November 8, 2026.

As of June 30, 2026 and December 31, 2025, we have recorded a $39.3 million and $27.8 million receivable from the FCC, respectively, which is included in Prepaid expenses and other current assets in our Unaudited Condensed Consolidated Balance Sheets.

The following are the FCC Reimbursement Program-related deductions to the carrying value of asset balances in our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Assets:
Inventories	$(810)	$(1,380)
Prepaid expenses and other current assets	(9,607)	(7,349)
Property and equipment, net	(63,510)	(48,001)
Intangible assets, net	(10,242)	(2,200)
Other non-current assets	(27,544)	(21,376)
Operating lease right-of-use assets	(1,925)	(2,712)

The following are the increases to Net income in our Unaudited Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$4,880	$1,865	$8,513	$3,594
Operating expenses:
Cost of service revenue	998	35	2,162	40
Cost of equipment revenue	202	1,749	2,287	4,242
General and administrative	404	87	787	187
Engineering, design and development	198	—	6,237	—
Depreciation and amortization	33	—	47	—

5. Composition of Certain Balance Sheet Accounts

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Work-in-process component parts	$49,562	$41,713
Finished goods	75,583	57,140
Total inventory(1)	$125,145	$98,853

(1) See Note 4, “Government Assistance,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Interest rate caps and receivable	$3,215	$3,365
FCC reimbursement receivable(1)	39,322	27,769
Contract assets(1)	11,347	10,092
Prepaid inventories	2,232	2,545
Other	25,351	25,268
Total prepaid expenses and other current assets	$81,467	$69,039

(1) See Note 4, “Government Assistance,” for additional information.

Property and equipment as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Office equipment, furniture, fixtures and other(1)	$59,811	$56,973
Leasehold improvements	16,969	16,855
Network equipment(1)(2)	197,030	195,640
	273,810	269,468
Accumulated depreciation	(161,135)	(152,194)
Total property and equipment, net	$112,675	$117,274

(1) To conform with current-period classification, as of December 31, 2025, $2.4 million has been reclassified from Office equipment, furniture, fixtures and other to Network equipment.

(2) See Note 4, “Government Assistance,” for additional information.

In addition to the above, the Company classified $26.4 million and $26.3 million of property and equipment as Assets held for sale on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. Assets held for sale represent the main corporate facility and data center of Satcom Direct and associated land in Melbourne, Florida. The Company expects to sell the assets within the next twelve months.

Other non-current assets as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Interest rate caps	$843	$1,108
Contract assets, net of allowances of $714 and $538, respectively(1)	38,386	29,500
Revolving credit facility deferred financing costs	1,207	1,584
Other	13,851	12,736
Total other non-current assets	$54,287	$44,928

(1) See Note 4, “Government Assistance,” for additional information.

Accrued liabilities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	June 30,	December 31,
	2026	2025

Earnout Liability	$23,100	$38,900
Employee compensation and benefits	13,726	28,174
Operating leases	14,022	13,850
Customer credit reserve	13,667	14,647
Accrued inventory	2,699	8,845
Warranty reserve	5,190	5,720
Taxes	6,789	5,437
Accrued interest	121	132
Other	21,422	23,315
Total accrued liabilities	$100,736	$139,020

Other non-current liabilities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Earnout Liability	$11,100	$33,000
Other	10,949	11,064
Total other non-current liabilities	$22,049	$44,064

6. Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $9.7 million and $16.2 million, respectively, during the three- and six-month periods ended June 30, 2026 and $12.5 million and $26.4 million, respectively, during the prior-year periods. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

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

The carrying value of goodwill was $193.2 million as of both June 30, 2026 and December 31, 2025.

Our intangible assets, other than goodwill, as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets(1):
Software	$138,365	$(60,129)	$78,236	$141,942	$(55,524)	$86,418
Service customer relationships	152,681	(53,875)	98,806	152,681	(39,410)	113,271
OEM and dealer relationships	17,024	(8,763)	8,261	17,024	(8,119)	8,905
Other	10,729	(2,335)	8,394	10,373	(1,468)	8,905
Total amortized intangible assets	318,799	(125,102)	193,697	322,020	(104,521)	217,499
Indefinite-lived intangible assets:
FCC License	31,319	—	31,319	31,319	—	31,319
Total intangible assets	$350,118	$(125,102)	$225,016	$353,339	$(104,521)	$248,818

(1) See Note 4, “Government Assistance,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense was $10.5 million and $20.6 million, respectively, for the three- and six-month periods ended June 30, 2026, respectively, and $10.0 million and $19.8 million for the prior-year periods.

Amortization expense for the remainder of 2026, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2026 (period from July 1 to December 31)	$21,182
2027	$42,885
2028	$42,934
2029	$40,394
2030	$13,201
Thereafter	$33,101

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

8. Long-Term Debt and Other Liabilities

Long-term debt as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

	June 30,	December 31,
	2026	2025
2021 Term Loan Facility	$600,464	$600,225
HPS Term Loan Facility	221,924	243,273
Less: deferred financing costs	(5,835)	(7,419)
Less: current portion of long-term debt	(2,500)	(2,500)
Total long-term debt	$814,053	$833,579

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

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.50% to 4.00% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.50% to 3.00% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

leverage ratio. As of June 30, 2026, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 4.00% for SOFR rate loans and 3.00% for alternate rate loans.

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

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of June 30, 2026 and December 31, 2025.

As of both June 30, 2026 and December 31, 2025, the outstanding principal amount of the 2021 Term Loan Facility was $601.4 million, the unaccreted debt discount was $1.0 million and $1.2 million, respectively, and the net carrying amount was $600.5 million and $600.2 million, respectively.

We paid approximately $21.6 million of loan origination and financing costs related to the 2021 Facilities, which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the 2021 Facilities. Total amortization expense was $0.8 million and $1.5 million, respectively, for the three- and six-month periods ended June 30, 2026, and $0.7 million and $1.4 million, respectively, for the prior-year periods and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the balance of unamortized deferred financing costs related to the 2021 Facilities was $5.9 million and $7.4 million, respectively.

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

The HPS Term Loan Facility may be prepaid at the Company’s option, at any time, without premium or penalty (other than customary breakage costs, and except that during the period from 12 months to 24 months following the closing of the HPS Credit Agreement, certain prepayments of the HPS Term Loan Facility are subject to a 1.00% prepayment premium), subject to minimum principal repayment amount requirements.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal amount of the HPS Term Loan Facility was $224.5 million and $246.9 million, respectively, the unaccreted debt discount was $2.6 million and $3.6 million, respectively, and the net carrying amount was $221.9 million and $243.3 million, respectively. In accordance with the HPS Credit Agreement, the Company paid $21.1 million of the outstanding principal amount of the HPS Term Loan Facility in April 2026. As a result, the Company expensed $0.4 million of the unaccreted debt discount and deferred financing costs, which are included in Loss on extinguishment of debt in our Unaudited Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2026.

We paid approximately $2.2 million of loan origination and financing costs related to the HPS Credit Agreement which are being accounted for as deferred financing costs on our consolidated balance sheets and are amortized over the term of the HPS Credit Agreement. Total amortization expense was $0.2 million and $0.3 million, respectively, for the three- and six-month periods ended June 30, 2026, and $0.1 million and $0.3 million, respectively, for the prior-year periods and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025 the balance of unamortized deferred financing costs related to the HPS Credit Agreement was $1.1 million and $1.6 million, respectively.

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

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. The cost of the interest rate caps will be amortized to interest expense using the caplet method, from the effective date through the termination date. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The notional amounts of the interest rate caps periodically decrease over the life of the caps.

The notional amounts, strike rates and end dates of the cap agreements are as follows (notional amounts in thousands):

Start Date	End Date	Notional Amounts	Strike Rate
7/31/2021	7/30/2023	$650,000	0.75%
7/31/2023	7/30/2024	525,000	0.75%
7/31/2024	7/30/2025	350,000	1.25%
7/31/2025	7/30/2026	250,000	2.25%
7/31/2026	7/30/2027	200,000	2.75%

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income (loss) will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three- and six-month periods ended June 30, 2026 and 2025. We estimate that approximately $1.3 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statements of Cash Flows as investing activities.

For the three-month period ended June 30, 2026, we recorded a decrease in fair value on the interest rate caps of $0.3 million, net of an immaterial amount of tax, and for the six-month period ended June 30, 2026, we recorded a decrease in fair value of the interest rate caps of $0.5 million, net of an immaterial amount of tax. For the three-month period ended June 30, 2025, we recorded a decrease in fair value on the interest rate caps of $2.6 million, net of tax of $0.7 million and for the six-month period ended June 30, 2025, we recorded a decrease in fair value of the interest rate caps of $5.6 million, net of tax of $1.5 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		June 30,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2026	2025
Current portion of interest rate caps	Prepaid expenses and other current assets	$2,494	$2,568
Non-current portion of interest rate caps	Other non-current assets	$843	$1,108

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

The following is a summary of our interest costs for the three- and six-month periods ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest costs charged to expense	$16,884	$17,605	$32,992	$35,098
Amortization of deferred financing costs	937	862	1,841	1,699
Amortization of the purchase price of interest rate caps	355	490	807	1,230
Interest rate cap benefit	(1,075)	(2,977)	(2,155)	(5,905)
Accretion of debt discount	492	431	954	847
Interest expense	17,593	16,411	34,439	32,969
Interest costs capitalized to property and equipment	—	966	1,004	1,895
Interest costs capitalized to software	211	495	556	953
Total interest costs	$17,804	$17,872	$35,999	$35,817

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

Earnout Liability:

In connection with the acquisition of Satcom Direct, LLC and certain of its affiliates (collectively, “Satcom Direct”) in December 2024, the purchase price included up to an additional $225 million in potential earnout payments of cash and/or common stock of the Company tied to realizing certain financial performance milestones over a four-year period following the acquisition (the “Earnout Liability”). The fair value of the Earnout Liability was calculated using a Monte Carlo simulation based on future gross profit projections of Satcom Direct, gross profit volatility rates of comparable companies and a risk adjusted discount rate. The fair value measurement was based on significant unobservable inputs and thus represents a Level 3 measurement. The Earnout Liability has an estimated fair value of $34.2 million and $71.9 million as of June 30, 2026 and December 31, 2025, respectively. In April 2026, the Company paid cash of $40.0 million related to the 2025 financial performance milestones of the Earnout Liability.

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

The Investment in Convertible Note is included in Other non-current assets and in Prepaid and other current assets on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively, and the reconciliation of beginning and ending balances were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$885	$3,954	$655	$4,207
Investment	—	—	—	—
Change in fair value	1,739	253	1,969	—
Balance at end of period	$2,624	$4,207	$2,624	$4,207

Debt:

As of June 30, 2026 and December 31, 2025, our only financial assets and liabilities disclosed but not measured at fair value are the 2021 Term Loan Facility and the HPS Term Loan Facility, which are reflected on the consolidated balance sheets at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair values of the 2021 Term Loan Facility and the HPS Term Loan Facility by calculating the upfront cash payments a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair values on our Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, are the amounts that a market participant would be willing to lend at such date to an entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the 2021 Term Loan Facility and HPS Term Loan Facility.

The fair value and carrying value of debt as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026			December 31, 2025
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
2021 Term Loan Facility	$558,000	$600,464	(2)	$550,000	$600,225	(2)
HPS Term Loan Facility	217,000	221,924	(3)	238,000	243,273	(3)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the 2021 Term Loan Facility reflects the unaccreted debt discount of $1.0 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.
(3)
Carrying value of the HPS Term Loan Facility reflects the unaccreted debt discount of $2.6 million and $3.6 million as of June 30, 2026 and December 31, 2025, respectively. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.

12. Income Tax

The effective income tax rates for the three- and six-month periods ended June 30, 2026 were 129.7% and 60.2%, respectively, compared to 24.6% and 30.9%, respectively, for the prior-year periods. The effective income tax rates for the three- and six-month periods ended June 30, 2026 were higher than the U.S. federal statutory rate of 21% primarily due to a higher estimated annual effective tax rate, driven by the greater relative impact of permanent tax differences, including stock-based compensation and non-deductible officer’s compensation, as well as state income taxes. For the three-month period ended June 30, 2025, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes and non-deductible officer’s compensation, partially offset by losses in certain of our non-U.S. entities. For the six-month period ended June 30, 2025, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes and non-deductible officer’s compensation.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of all available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. The remaining valuation allowance is still required for deferred tax assets related to foreign, state and local net operating losses and a valuation

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

allowance related to our convertible note investment, as it is more likely than not as of June 30, 2026 that these deferred tax assets will not be realized.

We are subject to taxation and file income tax returns in the United States federal jurisdiction, various states, and several foreign jurisdictions including, but not limited to, Canada, Switzerland, United Kingdom, Australia, Brazil and Singapore. With a few exceptions, as of June 30, 2026, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2010.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three- and six-month periods ended June 30, 2026 and 2025, and as of June 30, 2026 and December 31, 2025, we did not have a liability recorded for interest or potential penalties.

13. Stock-Based Compensation and Retirement Plans

Stock-Based Compensation — As of June 30, 2026, we maintained the Amended and Restated 2024 Omnibus Equity Incentive Plan (the “A&R 2024 Plan”). The A&R 2024 Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors. See Note 14, “Stock-Based Compensation and Retirement Plans,” in our 2025 10-K for further information regarding the 2024 Plan. The majority of our equity grants are awarded on an annual basis.

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

For the six-month period ended June 30, 2026, no options to purchase shares of common stock were granted, options to purchase 59,791 shares of common stock were exercised, no options to purchase shares of common stock were forfeited and 140,546 options to purchase shares of common stock expired.

For the six-month period ended June 30, 2026, 1,827,850 RSUs were granted, 1,031,144 RSUs vested and 212,602 RSUs were forfeited. The fair value of the RSUs granted during the six-month period ended June 30, 2026 was approximately $8.5 million, which will generally be recognized over a period of four years.

For the six-month period ended June 30, 2026, 232,809 deferred stock units were granted, 131,447 vested and none were forfeited. The fair value of the deferred stock units granted during the six-month period ended June 30, 2026 was approximately $0.8 million, which will generally be recognized in 2026.

For the six-month period ended June 30, 2026, 93,043 shares of common stock were issued under the Employee Stock Purchase Plan.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cost of service revenue	$387	$407	$786	$842
Cost of equipment revenue	326	227	661	540
Engineering, design and development	675	760	1,465	1,665
Sales and marketing	708	603	1,505	1,361
General and administrative	3,141	4,370	5,653	7,450
Total stock-based compensation expense	$5,237	$6,367	$10,070	$11,858

Retirement Plans — We have a 401(k) plan for U.S.-based employees, as well as various defined contribution plans for international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, subject to Internal Revenue Service limitations. We match contributions towards the 401(k) plan and international defined contribution plans, subject to

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

annual limitations. Our matching contributions were $0.8 million and $1.6 million, respectively, during the three- and six-month periods ended June 30, 2026, and $1.1 million and $2.1 million, respectively, during the prior-year periods.

14. Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception and calculate the lease liability and right-of-use asset using our incremental borrowing rate. We have operating lease agreements primarily related to cell sites, data centers, satellites and office buildings. Our cell site leases generally have terms of five to ten years, with renewal options for an additional five to 25 years. For certain cell sites, the renewal options are deemed to be reasonably certain to be exercised. Our data center leases have original terms between one to four years with unlimited one-year renewal options, some of which are reasonably certain to be exercised. Our building leases have original terms of ten years, with renewal options for an additional five years. We recognize operating lease expense on a straight-line basis over the lease term. As of June 30, 2026, there were no significant leases which had not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost(1)	$10,620	$9,078	$24,137	$18,070
Financing lease cost:
Amortization of leased assets	13	14	26	28
Interest on lease liabilities	1	2	2	5
Total lease cost	$10,634	$9,094	$24,165	$18,103

(1) Includes short-term lease cost of $6.0 million and $15.1 million, respectively, for the three- and six-month periods ended June 30, 2026 and $4.5 million and $9.0 million, respectively, for the prior-year periods.

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Six Months Ended June 30,
	2026	2025
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$9,660	$9,408
Operating cash flows used in financing leases	$2	$5
Financing cash flows used in financing leases	$24	$—
Non-cash items:
Operating leases obtained	$1,661	$1,055
Financing leases obtained	$—	$—
Weighted average remaining lease term
Operating leases	5 years	5 years
Financing leases	Less than one year	2 years
Weighted average discount rate
Operating leases	7.1%	6.9%
Financing leases	9.1%	9.1%

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Annual future minimum lease payments as of June 30, 2026 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2026 (period from July 1 to December 31)	$9,001	$40
2027	17,760	15
2028	15,228	—
2029	13,440	—
2030	9,582	—
Thereafter	10,592	—
Total future minimum lease payments	75,603	55
Less: Amount representing interest	(11,516)	(1)
Present value of net minimum lease payments	$64,087	$54
Reported as of June 30, 2026
Accrued liabilities	$14,022	$54
Non-current operating lease liabilities	50,065	—
Total lease liabilities	$64,087	$54

15. Commitments and Contingencies

Contractual Commitments – We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components, or as development services are provided.

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC (“SmartSky”) brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware (the “Court”) alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents that had been recently issued to the plaintiff. The suit seeks compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. On May 29, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC amended their answer and counterclaims in the same suit, alleging that three of the six patents asserted by the plaintiff are unenforceable due to inequitable conduct before the U.S. Patent Office. A number of dispositive motions were filed on October 25, 2025, and the Court issued orders resolving those motions. SmartSky’s motions were denied. Gogo’s motion for summary judgment of invalidity on one of SmartSky’s asserted patents was granted. The Court also granted Gogo’s motion for summary judgment of no lost profits and Gogo’s motion to exclude SmartSky’s damages expert’s opinions on lost profits and reasonable royalty damages. On November 17, 2025, the Court commenced a jury trial on the plaintiff’s claims. On November 21, 2025, the jury determined that Gogo willfully infringed the plaintiff’s asserted patents and returned a verdict in the total amount of $22.7 million. A one-day bench trial was held on March 4, 2026, to address Gogo’s inequitable conduct defense. Post-trial briefs on the jury trial were completed on April 29, 2026. Post-trial briefs on the bench trial were completed on May 8, 2026. We continue to vigorously defend our position in the infringement suit challenging both the verdict and the amount of the award in the trial court and will do so in the appellate court if necessary. The outcome of the underlying litigation is inherently uncertain. No judgment has been entered and Gogo has not paid any portion of the award.

On March 5, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC filed counterclaims in the same suit, alleging that SmartSky’s ATG network, Flagship equipment, and LITE ATG equipment infringe three patents owned by Gogo. Gogo’s counterclaim suit seeks an unspecified amount of compensatory damages as well as reimbursement of Gogo's costs and attorneys’ fees. On April 10, 2024, the Court held that Gogo's counterclaims would proceed under a separate schedule and would be tried separately from SmartSky’s claims. On December 31, 2025, Gogo Inc. and its subsidiary Gogo Business Aviation LLC amended their counterclaims to add Apcela IFC JV, LLC as a counterclaim defendant. On July 22, 2026, the Court issued its Markman order. Under a schedule agreed upon by the parties, fact discovery will be completed by October 14, 2026, with dispositive motions to follow. A trial date has been scheduled for June 2027.

On December 16, 2024, SmartSky sued Gogo Inc. and its subsidiaries in the U.S. District Court for the Western District of North Carolina alleging that Gogo maintains an illegal monopoly over air-to-ground broadband inflight connectivity products and services and has blocked SmartSky from entering the market in violation of antitrust laws. SmartSky also alleges claims of false advertising, unfair and deceptive trade practices, and tortious interference. The suit seeks actual damages, treble damages, punitive damages, disgorgement of profits, reimbursement of plaintiff's costs, attorneys’ fees, pre- and post-judgment interest, and interest on actual damages. On March 14, 2025, Gogo Inc. and its subsidiary Gogo Business Aviation LLC filed a motion to dismiss for failure to

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

state a claim. On July 10, 2026, the parties submitted Court-ordered briefing on the issue of whether a final judgment in the Delaware patent case would be preclusive in this case. The motion to dismiss is still pending. Fact discovery is expected to be completed by September 7, 2026 and a trial date has been scheduled for May 3, 2027. We will vigorously defend our position in this lawsuit. The outcome of the litigation is inherently uncertain.

From time to time we may become involved in legal proceedings arising in the ordinary course of our business. We cannot predict with certainty the outcome of any litigation or the potential for future litigation. With respect to such legal proceedings, we accrue a loss when it is probable and its amount can be reasonably estimated. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our Company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. The Company’s accrual for probable and estimable loss contingencies for the aforementioned litigation in which we are a defendant was $10.5 million and $11.5 million as of June 30, 2026 and December 31, 2025, respectively, and is recorded in Accrued liabilities on the Consolidated Balance Sheets.

16. Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2026	$(1,045)	$1,089	$44
Other comprehensive income (loss) before reclassifications	(434)	1,372	938
Less: income realized and reclassified to earnings	—	1,018	1,018
Net current period comprehensive income (loss)	(434)	354	(80)
Balance at June 30, 2026	$(1,479)	$1,443	$(36)

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2025	$(1,757)	$7,324	$5,567
Other comprehensive income (loss) before reclassifications	1,028	(860)	168
Less: income realized and reclassified to earnings	—	3,508	3,508
Net current period comprehensive income (loss)	1,028	(4,368)	(3,340)
Balance at June 30, 2025	$(729)	$2,956	$2,227

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
•
the economic environment and other trends that affect both business and leisure aviation travel, including the impact on demand for aviation travel of increases in fuel costs and other inflationary pressures stemming from recent conflicts in the Middle East;
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
•
changes in laws, regulations, policies and interpretations affecting our business, the business of our customers and suppliers globally, including changes that impact the design of our equipment and our ability to obtain required certifications for our equipment and services, and telecommunications services globally, including those affecting our ability to maintain our licenses for ATG spectrum in the United States, obtain sufficient rights to use additional ATG spectrum and/or other sources of broadband connectivity to deliver our services, including Gogo Galileo and Gogo 5G, expand our service offerings and manage our network; and
•
the enactment of, and proposals for, trade protection measures by the United States as well as other countries (including United States “reciprocal” tariffs that began in 2025), including increases or changes in tariffs and trade barriers, changes in government policies and international trade arrangements, the impact of tariff refund claims, geopolitical volatility, and global macroeconomic conditions, or uncertainty regarding the impact of proposed or future trade protection measures, may affect our results of operations in some markets.

Key Business Metrics

Our management regularly reviews financial and operating metrics, including the following key business metrics, to evaluate the performance of our business and our success in executing our business plan, make decisions regarding resource allocation and corporate strategies, and evaluate forward-looking projections.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
ATG aircraft online
AVANCE	4,603	4,791	4,603	4,791
Gogo 5G	38	-	38	-
Gogo Biz	1,090	1,939	1,090	1,939
Total ATG aircraft online	5,731	6,730	5,731	6,730
GEO aircraft online	1,306	1,321	1,306	1,321
Gogo Galileo aircraft online	184	—	184	—
Average monthly connectivity service revenue per ATG aircraft online	$3,309	$3,445	$3,330	$3,448
ATG units sold	297	405	808	722
Gogo Galileo units shipped	108	36	200	72

•
AVANCE aircraft online. We define AVANCE aircraft online as the total number of aircraft equipped with our AVANCE L5 or L3 system, excluding Gogo 5G systems, for which we provide ATG services to business aviation customers in the last month of the period presented. This number excludes military/government AVANCE aircraft online.
•
Gogo 5G aircraft online. We define Gogo 5G aircraft online as the total number of aircraft equipped with our Gogo 5G system for which we provide ATG services to business aviation customers in the last month of the period presented. This number excludes military/government Gogo 5G aircraft online.
•
Gogo Biz aircraft online. We define Gogo Biz aircraft online as the total number of aircraft not equipped with our AVANCE or Gogo 5G system for which we provide ATG services to business aviation customers in the last month of the period presented. This number excludes commercial aircraft operated by Intelsat’s airline customers as well as military/government aircraft receiving ATG service.
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
•
Gogo Galileo units shipped. We define Gogo Galileo units shipped as the number of Galileo units shipped to our distribution partners during the period, including units used to obtain Supplemental Type Certificates.

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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$191,272	$193,965	$379,004	$392,577
Equipment revenue	31,539	32,073	70,126	63,768
Total revenue	222,811	226,038	449,130	456,345
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	98,110	91,383	196,424	185,430
Cost of equipment revenue (exclusive of amounts shown below)	31,100	27,681	66,088	57,007
Engineering, design and development	9,667	12,522	16,159	26,397
Sales and marketing	13,286	14,741	26,777	28,951
General and administrative	23,989	28,633	50,197	58,152
Depreciation and amortization	17,009	15,117	32,148	29,260
Total operating expenses	193,161	190,077	387,793	385,197
Operating income	29,650	35,961	61,337	71,148
Other expense (income):
Interest income	(685)	(1,182)	(1,839)	(1,772)
Interest expense	17,593	16,411	34,439	32,969
Change in fair value of Earnout Liability	7,200	3,900	2,257	3,900
Loss on extinguishment of debt	394	—	394	—
Other expense (income), net	(1,622)	(149)	(1,717)	85
Total other expense	22,880	18,980	33,534	35,182
Income before income taxes	6,770	16,981	27,803	35,966
Income tax provision	8,779	4,174	16,727	11,117
Net income (loss)	$(2,009)	$12,807	$11,076	$24,849

Three and Six Months Ended June 30, 2026 and 2025

Below is a discussion of changes in the results in operations for the three- and six-month periods ended June 30, 2026 and 2025.

Revenue:

Revenue and percent change for the three- and six-month periods ended June 30, 2026 and 2025 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2026	2025	2026 over 2025	2026	2025	2026 over 2025
Service revenue	$191,272	$193,965	(1.4)%	$379,004	$392,577	(3.5)%
Equipment revenue	31,539	32,073	(1.7)%	70,126	63,768	10.0%
Total revenue	$222,811	$226,038	(1.4)%	$449,130	$456,345	(1.6)%

Total revenue decreased to $222.8 million and $449.1 million, respectively, for the three- and six-month periods ended June 30, 2026, as compared with $226.0 million and $456.3 million, respectively, for the prior-year periods.

Service revenue decreased to $191.3 million and $379.0 million, respectively, for the three- and six-month periods ended June 30, 2026, as compared with $194.0 million and $392.6 million, respectively, for the prior-year periods due to a decrease in ATG service revenue, partially offset by an increase in broadband and narrowband satellite service revenue. See Note 3, “Revenue Recognition,” for additional information.

Equipment revenue decreased to $31.5 million for the three-month period ended June 30, 2026, as compared with $32.1 million for the prior-year period due to a decrease in ATG units sold, partially offset by an increase in Gogo Galileo units sold. Equipment revenue increased to $70.1 million for the six-month period ended June 30, 2026, as compared with $63.8 million for the prior-year period due to an increase in Gogo Galileo units sold, partially offset by a decrease in ATG units sold. See Note 3, “Revenue Recognition,” for additional information.

We expect service revenue to decline in the near term as a result of the expected decline in ATG services sold and increase in the future as additional aircraft come online from the launch of Gogo 5G and Gogo Galileo. We expect equipment revenue to increase in the future driven by growth in sales of Gogo Galileo and Gogo 5G units.

Cost of Revenue:

Cost of revenue and percent change for the three- and six-month periods ended June 30, 2026 and 2025 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change	For the Six Months Ended June 30,		% Change
	2026	2025	2026 over 2025	2026	2025	2026 over 2025
Cost of service revenue	$98,110	$91,383	7.4%	$196,424	$185,430	5.9%
Cost of equipment revenue	$31,100	$27,681	12.4%	$66,088	$57,007	15.9%

Cost of service revenue increased 7.4% and 5.9% to $98.1 million and $196.4 million, respectively, for the three- and six-month periods ended June 30, 2026, as compared with $91.4 million and $185.4 million, respectively, for the prior-year periods due to an increase in satellite broadband costs.

Cost of equipment revenue increased 12.4% and 15.9% to $31.1 million and $66.1 million, respectively, for the three- and six-month periods ended June 30, 2026, as compared with $27.7 million and $57.0 million, respectively, for the prior-year periods due to an increase in Gogo Galileo units sold.

We expect that our cost of service revenue will increase in the future driven by the growth in satellite broadband services. We expect that our cost of equipment revenue will increase with growth in units sold, including Gogo 5G and Gogo Galileo units.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased 22.8% and 38.8% to $9.7 million and $16.2 million, respectively, for the three- and six-month periods ended June 30, 2026, as compared with $12.5 million and $26.4 million for the prior-year periods. The decrease for the three-month period is due to lower development spend. The decrease for the six-month period is due to reimbursement of costs related to the FCC Reimbursement Program.

We expect engineering, design and development expenses to increase in the near-term, driven by development spend on new programs, and to decrease as a percentage of service revenue in the long-term.

Sales and Marketing Expenses:

Sales and marketing expenses decreased 9.9% and 7.5% to $13.3 million and $26.8 million, respectively, for the three- and six-month periods ended June 30, 2026, as compared with $14.7 million and $29.0 million for the prior-year periods due to lower marketing costs.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively steady in the future.

General and Administrative Expenses:

General and administrative expenses decreased 16.2% and 13.7% to $24.0 million and $50.2 million, respectively, for the three- and six-month periods ended June 30, 2026, as compared with $28.6 million and $58.2 million, respectively, for the prior-year periods. The decrease for the three-month period is due to lower personnel costs. The decrease for the six-month period is due to a $9.8 million decrease in personnel costs and $5.3 million decrease in acquisition and integration-related costs, partially offset by a $5.5 million increase in legal costs.

We expect general and administrative expenses to decrease over time as acquisition and integration activities complete.

Depreciation and Amortization:

Depreciation and amortization expense increased 12.5% and 9.9% to $17.0 million and $32.1 million, respectively, for the three- and six-month periods ended June 30, 2026, as compared with $15.1 million and $29.3 million, respectively, for the prior-year periods due to depreciation of the Gogo 5G network.

We expect that our depreciation and amortization expense will remain relatively flat in the future.

Other Expense (Income):

Other expense (income) and percent change for the three- and six-month periods ended June 30, 2026 and 2025 were as follows (in thousands, except for percent change):

	For the Three Months Ended June 30,		% Change
	2026	2025	2026 over 2025
Interest income	$(685)	$(1,182)	(42.0)%
Interest expense	17,593	16,411	7.2%
Change in fair value of Earnout Liability	7,200	3,900	84.6%
Loss on extinguishment of debt	394	—	nm
Other expense (income), net	(1,622)	(149)	988.6%
Total	$22,880	$18,980	20.5%

	For the Six Months Ended June 30,		% Change
	2026	2025	2026 over 2025
Interest income	$(1,839)	$(1,772)	3.8%
Interest expense	34,439	32,969	4.5%
Change in fair value of earnout liability	2,257	3,900	(42.1)%
Loss on extinguishment of debt	394	—	nm
Other expense (income), net	(1,717)	85	nm
Total	$33,534	$35,182	(4.7)%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense increased to $22.9 million for the three-month period ended June 30, 2026, as compared with $19.0 million for the prior-year period due to the change in fair value of the Earnout Liability from the Satcom Direct acquisition, partially offset by the change in fair value of a convertible note investment. Total other expense decreased to $33.5 million for the six-month period ended June 30, 2026, as compared with $35.2 million for the prior-year period due to the change in fair value of the Earnout Liability from the Satcom Direct acquisition and change in fair value of a convertible note investment, partially offset by an increase in interest expense.

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

Income Taxes:

The effective income tax rate for the three- and six-month periods ended June 30, 2026 was 129.7% and 60.16%, respectively, as compared with 24.6% and 30.91% for the prior-year periods. For the three- and six-month periods ended June 30, 2026, our income tax provision was $8.8 million and $16.7 million, respectively, due to the pre-tax income generated in the period, stock-based compensation, and non-deductible officer’s compensation. For the three- and six-month periods ended June 30, 2025, our income tax provision was $4.2 million and $11.1 million, respectively, due to the pre-tax income generated in the period. See Note 12, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) acquisition and integration-related costs, including amortization of acquisition-related inventory step-up costs and changes in fair value of the Earnout Liability, (iii) change in fair value of convertible note investment, and (iv) loss on extinguishment of debt. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

We believe it is useful for an understanding of our operating performance to exclude the loss on extinguishment of debt from Adjusted EBITDA because this activity is not related to our operating performance.

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

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA:
Net income (loss) attributable to common stock (GAAP)	$(2,009)	$12,807	$11,076	$24,849
Interest expense	17,593	16,411	34,439	32,969
Interest income	(685)	(1,182)	(1,839)	(1,772)
Income tax provision	8,779	4,174	16,727	11,117
Depreciation and amortization	17,009	15,117	32,148	29,260
EBITDA	40,687	47,327	92,551	96,423
Stock-based compensation expense	5,237	6,367	10,070	11,858
Change in fair value of Earnout Liability	7,200	3,900	2,257	3,900
Acquisition and integration-related costs(1)	1,873	3,633	3,688	10,100
Amortization of acquisition-related inventory step-up costs	—	748	—	1,496
Change in fair value of convertible note investment	(1,739)	(253)	(1,969)	—
Loss on extinguishment of debt	394	—	394	—
Adjusted EBITDA	$53,652	$61,722	$106,991	$123,777

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$32,300	$36,711	$25,064	$69,183
Consolidated capital expenditures	(12,182)	(5,937)	(40,195)	(12,106)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	436	(155)	15,322	409
Proceeds from interest rate caps	1,051	2,918	2,231	6,088
Free cash flow	$21,605	$33,537	$2,422	$63,574

(1) For the three-month period ended June 30, 2026, the figure consists of severance and other compensation-related costs of $1.3 million and integration support costs of $0.6 million. For the six-month period ended June 30, 2026, the figure consists of severance and other compensation-related costs of $2.5 million and integration support costs of $1.2 million. For the three-month period ended June 30, 2025, the figure consists of integration support costs of $1.5 million and severance and other compensation-related costs of $2.2 million. For the six-month period ended June 30, 2025, the figure consists of integration support costs of $5.4 million and severance and other compensation-related costs of $4.7 million.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$25,064	$69,183
Net cash used in investing activities	(22,571)	(7,221)
Net cash used in financing activities	(64,639)	(2,269)
Effect of foreign exchange rate changes on cash	63	557
Net increase in cash, cash equivalents and restricted cash	(62,083)	60,250
Cash, cash equivalents and restricted cash at the beginning of period	125,690	42,304
Cash, cash equivalents and restricted cash at the end of period	$63,607	$102,554
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$63,607	$102,554
Less: current restricted cash	85	73
Less: non-current restricted cash	390	396
Cash and cash equivalents at the end of the period	$63,132	$102,085

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

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. No shares were repurchased during the six-month periods ended June 30, 2026 and 2025. As of June 30, 2026, approximately $12.1 million remains available under the share repurchase program.

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

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committees of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The aggregate notional amount of the interest rate caps as of June 30, 2026 is $250.0 million. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the latest reduction of $100.0 million having occurred on July 31, 2025. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 9, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net income	$11,076	$24,849
Non-cash charges and credits	63,799	59,890
Changes in operating assets and liabilities	(49,811)	(15,556)
Net cash provided by operating activities	$25,064	$69,183

For the six-month period ended June 30, 2026, net cash provided by operating activities was $25.1 million as compared with cash provided by operating activities of $69.2 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $9.9 million decrease in net income and non-cash charges and credits, as noted above under “Results of Operations — Six Months Ended June 30, 2026 and 2025.”
•
A $34.3 million decrease in cash flows related to operating assets and liabilities resulting from:
o
A decrease in cash flows due to the following:
▪
Changes in inventories due to increased equipment purchases; and
▪
Changes in accrued liabilities due to the timing of payments related to personnel costs.
o
Partially offset by an increase in cash flows due to the following:
▪
Net changes in accounts payable and accrued liabilities due to the timing of payments related to inventory; and
▪
Changes in prepaid expenses and other current assets related to the FCC Reimbursement Program.

Cash flows used in Investing Activities:

Cash used in investing activities was $22.6 million for the six-month period ended June 30, 2026, due to the $40.2 million of capital expenditures noted below, partially offset by $15.3 million of proceeds received from the FCC Reimbursement Program related to the reimbursement of capital expenditures and $2.2 million of proceeds received from interest rate caps.

Cash used in investing activities was $7.2 million for the six-month period ended June 30, 2025, due to $12.1 million of capital expenditures noted below and a $1.6 million payment for working capital adjustments relating to the purchase of Satcom Direct, partially offset by $6.1 million of proceeds received from interest rate caps and $0.4 million of proceeds received from the FCC Reimbursement Program associated with the reimbursement of capital expenditures.

Cash flows used in Financing Activities:

Cash used in financing activities for the six-month period ended June 30, 2026 was $64.6 million, due to the $40.0 million payment related to the 2025 financial performance milestones of the Earnout Liability, $22.3 million of principal payments on the HPS Term Loan Facility and $2.3 million of stock-based compensation activities.

Cash used in financing activities for the six-month period ended June 30, 2025 was $2.3 million, due to principal payments on the HPS Term Loan Facility and stock-based compensation activities.

Capital Expenditures

Our operations require capital expenditures associated with the expansion of our ATG network and data centers. We capitalize software development costs related to network technology solutions and new product/service offerings. We also capitalize costs related to the build-out of our office locations.

Capital expenditures increased to $40.2 million for the six-month period ended June 30, 2026, as compared with $12.1 million for the prior-year period due to the build out of the LTE network.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both June 30, 2026 and December 31, 2025 primarily included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under each of the 2021 Facilities (if any) and the HPS Term Loan Facility. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of June 30, 2026, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of June 30, 2026 was $250.0 million. Based on our June 30, 2026 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $6.2 million for the next twelve-month period, which includes the impact of our interest rate caps at a strike rate of 2.25% and the $50 million reduction in the notional amount and an increase of the strike rate to 2.75% that will occur on July 31, 2026. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $8.3 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three- and six-month periods ended June 30, 2026 and 2025 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to a material weakness in internal control over financial reporting which, as previously disclosed in Part II, Item 9A “Controls and Procedures” in the 2025 10-K, existed as of December 31, 2025 and, as discussed below, continued to exist as of June 30, 2026.

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

The following material weakness disclosed in the 2025 10-K remains unremediated as of June 30, 2026:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

As previously reported, with the oversight of the Audit Committee of our Board of Directors, we began implementing in 2025, and continued implementing in the second quarter of 2026, a remediation plan to address the material weakness described above. Action items include the following:

•
We expanded our finance and accounting team, including hiring additional individuals with the requisite public company financial reporting, accounting, and internal control knowledge and experience.
•
We designed and implemented effective GITCs related to user access and change management over relevant Satcom Direct’s IT systems.

While we believe that our efforts have improved our internal control over financial reporting, remediation of the material weakness as of June 30, 2026 is expected to require further strengthening of our internal control environment and substantial effort throughout 2026, including:

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

c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

None.

ITEM 5. Other Information.

During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibits

10.1#	Gogo Inc. Amended and Restated 2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 2, 2026 (File No. 001-35975))
10.2#	New Form of Restricted Stock Unit Agreement for Gogo Amended and Restated 2024 Omnibus Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 6, 2026
/s/ Christopher Moore
Christopher Moore
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Zachary Cotner
Zachary Cotner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)