Form 10-Q
period 2026-09-30
Gogo Inc.
filed 2026-11-06
CIK 1537054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of October 30, 2026, 135,637,641 shares of $0.0001 par value common stock were outstanding.

Gogo Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$90,694	$125,206
Accounts receivable, net of allowances of $9,433 and $6,783, respectively	111,552	112,558
Inventories	119,902	98,853
Assets held for sale	26,432	26,253
Prepaid expenses and other current assets	73,672	69,039
Total current assets	422,252	431,909
Non-current assets:
Property and equipment, net	108,102	117,274
Intangible assets, net	216,137	248,818
Goodwill	193,187	193,187
Operating lease right-of-use assets	54,211	57,990
Other non-current assets, net of allowances of $771 and $538, respectively	53,592	44,928
Deferred income taxes	197,720	209,666
Total non-current assets	822,949	871,863
Total assets	$1,245,201	$1,303,772
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$88,680	$92,514
Accrued liabilities	108,482	139,020
Deferred revenue	30,024	35,194
Current portion of long-term debt	2,500	2,500
Total current liabilities	229,686	269,228
Non-current liabilities:
Long-term debt	814,634	833,579
Non-current operating lease liabilities	49,793	55,772
Other non-current liabilities	28,540	44,064
Total non-current liabilities	892,967	933,415
Total liabilities	1,122,653	1,202,643
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, par value $0.0001 per share; 500,000,000 shares authorized at September 30, 2026 and December 31, 2025; 135,637,641 shares issued and outstanding at September 30, 2026; and 134,511,275 shares issued and outstanding at December 31, 2025	14	13
Additional paid-in capital	1,301,957	1,288,294
Accumulated other comprehensive (loss) income	(77)	44
Accumulated deficit	(1,179,346)	(1,187,222)
Total stockholders’ equity	122,548	101,129
Total liabilities and stockholders’ equity	$1,245,201	$1,303,772

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$182,729	$189,956	$561,733	$582,533
Equipment revenue	30,505	33,629	100,631	97,397
Total revenue	213,234	223,585	662,364	679,930
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	97,295	91,593	293,719	277,023
Cost of equipment revenue (exclusive of amounts shown below)	30,990	31,032	97,078	88,039
Engineering, design and development	9,933	15,681	26,092	42,078
Sales and marketing	13,841	13,464	40,618	42,415
General and administrative	27,565	27,858	77,762	86,010
Depreciation and amortization	16,459	15,214	48,607	44,474
Total operating expenses	196,083	194,842	583,876	580,039
Operating income	17,151	28,743	78,488	99,891
Other expense (income):
Interest income	(907)	(1,479)	(2,746)	(3,251)
Interest expense	18,046	17,681	52,485	50,650
Change in fair value of Earnout Liability	6,100	15,000	8,357	18,900
Loss on extinguishment of debt	—	—	394	—
Other expense (income), net	555	(1,896)	(1,162)	(1,811)
Total other expense	23,794	29,306	57,328	64,488
Income (loss) before income taxes	(6,643)	(563)	21,160	35,403
Income tax provision (benefit)	(3,443)	1,367	13,284	12,484
Net income (loss)	$(3,200)	$(1,930)	$7,876	$22,919

Net income (loss) attributable to common stock per share:
Basic	$(0.02)	$(0.01)	$0.06	$0.17
Diluted	$(0.02)	$(0.01)	$0.06	$0.17
Weighted average number of shares:
Basic	136,636	134,657	136,194	133,403
Diluted	136,636	134,657	136,974	136,640

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(3,200)	$(1,930)	$7,876	$22,919
Other comprehensive income (loss), net of tax
Currency translation adjustments	(17)	(59)	(451)	969
Cash flow hedges:
Amount recognized in other comprehensive income (loss)	335	18	1,707	(842)
Less: income realized and reclassified to earnings	359	1,226	1,377	4,734
Changes in fair value of cash flow hedges	(24)	(1,208)	330	(5,576)
Other comprehensive income (loss), net of tax	(41)	(1,267)	(121)	(4,607)
Comprehensive income (loss)	$(3,241)	$(3,197)	$7,755	$18,312

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$7,876	$22,919
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,607	44,474
Loss on asset disposals, abandonments and write-downs	234	44
Provision for expected credit losses	3,977	494
Deferred income taxes	11,641	9,569
Stock-based compensation expense	15,095	18,520
Amortization of deferred financing costs and interest rate caps	3,897	4,196
Accretion of debt discount	1,412	1,293
Change in fair value of Earnout Liability	8,357	18,900
Change in fair value of convertible note investment	(1,125)	(458)
Loss on extinguishment of debt	394	—
Changes in operating assets and liabilities:
Accounts receivable	(2,707)	(5,678)
Inventories	(21,047)	16,058
Prepaid expenses and other current assets	(3,691)	(10,475)
Contract assets	(12,973)	(9,429)
Accounts payable	8,947	(930)
Accrued liabilities	(12,735)	17,156
Deferred revenue	(5,449)	(8,396)
Accrued interest	(32)	(2,046)
Other non-current assets and liabilities	716	(224)
Net cash provided by operating activities	51,394	115,987
Investing activities:
Proceeds from sale of property and equipment	90	—
Purchases of property and equipment	(38,880)	(25,473)
Acquisition of intangible assets—capitalized software	(6,612)	(9,259)
Acquisition of Satcom Direct, net of cash acquired	—	(1,612)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	21,368	3,783
Proceeds from interest rate caps	3,277	9,088
Net cash used in investing activities	(20,757)	(23,473)
Financing activities:
Payments on earnout liability	(39,957)	—
Payments on term loan	(22,964)	(1,875)
Payments on financing leases	(49)	(33)
Stock-based compensation activity	(2,184)	800
Net cash used in financing activities	(65,154)	(1,108)
Effect of exchange rate changes on cash	(3)	328
(Decrease) increase in cash, cash equivalents and restricted cash	(34,520)	91,734
Cash, cash equivalents and restricted cash at beginning of period	125,690	42,304
Cash, cash equivalents and restricted cash at end of period	$91,170	$134,038
Cash, cash equivalents and restricted cash at end of period	$91,170	$134,038
Less: current restricted cash	85	72
Less: non-current restricted cash	391	394
Cash and cash equivalents at end of period	$90,694	$133,572
Supplemental cash flow information:
Cash paid for interest	$51,852	$59,260
Cash paid for taxes	2,176	1,962
Non-cash investing activities:
Purchases of property, equipment and intangibles in liabilities	$3,007	$12,741

See the Notes to Unaudited Condensed Consolidated Financial Statements

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	For the Three Months Ended September 30, 2026
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance at June 30, 2026	135,497,166	$14	$1,296,865	$(36)	$(1,176,146)	—	$—	$120,697
Net loss	—	—	—	—	(3,200)	—	—	(3,200)
Currency translation adjustments, net of tax	—	—	—	(17)	—	—	—	(17)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(24)	—	—	—	(24)
Stock-based compensation expense	—	—	5,025	—	—	—	—	5,025
Issuance of common stock upon exercise of stock options	1,875	—	4	—	—	—	—	4
Issuance of common stock upon vesting of restricted stock units	73,554	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(84)	—	—	—	—	(84)
Issuance of common stock in connection with employee stock purchase plan	65,046	—	147	—	—	—	—	147
Balance at September 30, 2026	135,637,641	$14	$1,301,957	$(77)	$(1,179,346)	—	$—	$122,548

	For the Three Months Ended September 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at June 30, 2025	133,334,288	$15	$1,472,226	$2,227	$(1,175,296)	13,176,999	$(196,382)	$102,790
Net loss	—	—	—	—	(1,930)	—	—	(1,930)
Currency translation adjustments, net of tax	—	—	—	(59)	—	—	—	(59)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(1,208)	—	—	—	(1,208)
Stock-based compensation expense	—	—	6,662	—	—	—	—	6,662
Issuance of common stock upon exercise of stock options	154,271	—	1,079	—	—	—	—	1,079
Issuance of common stock upon vesting of restricted stock units	343,763	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(591)	—	—	—	—	(591)
Issuance of common stock in connection with employee stock purchase plan	22,020	—	213	—	—	—	—	213
Retirement of treasury stock	—	(2)	(196,380)	—	—	(13,176,999)	196,382	—
Balance at September 30, 2025	133,854,342	$13	$1,283,209	$960	$(1,177,226)	—	$—	$106,956

	For the Nine Months Ended September 30, 2026
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance at January 1, 2026	134,511,275	$13	$1,288,294	$44	$(1,187,222)	—	$—	$101,129
Net income	—	—	—	—	7,876	—	—	7,876
Currency translation adjustments, net of tax	—	—	—	(451)	—	—	—	(451)
Fair value adjustments of cash flow hedges, net of tax	—	—	—	330	—	—	—	330
Stock-based compensation expense	—	—	15,095	—	—	—	—	15,095
Issuance of common stock upon exercise of stock options	61,666	—	147	—	—	—	—	147
Issuance of common stock upon vesting of restricted stock units	906,611	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(2,094)	—	—	—	—	(2,094)
Issuance of common stock in connection with employee stock purchase plan	158,089	1	515	—	—	—	—	516
Balance at September 30, 2026	135,637,641	$14	$1,301,957	$(77)	$(1,179,346)	—	$—	$122,548

	For the Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Par Value	Capital	Income	Deficit	Shares	Amount	Total
Balance at January 1, 2025	130,918,997	$14	$1,460,270	$5,567	$(1,200,145)	13,176,999	$(196,382)	69,324
Net income	—	—	—	—	22,919	—	—	22,919
Currency translation adjustments, net of tax	—	—	—	969	—	—	—	969
Fair value adjustments of cash flow hedges, net of tax	—	—	—	(5,576)	—	—	—	(5,576)
Stock-based compensation expense	—	—	18,520	—	—	—	—	18,520
Issuance of common stock upon exercise of stock options	1,453,791	1	4,738	—	—	—	—	4,739
Issuance of common stock upon vesting of restricted stock units	1,395,311	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(4,568)	—	—	—	—	(4,568)
Issuance of common stock in connection with employee stock purchase plan	86,243	—	629	—	—	—	—	629
Retirement of treasury stock	—	(2)	(196,380)	—	—	(13,176,999)	196,382	—
Balance at September 30, 2025	133,854,342	$13	$1,283,209	$960	$(1,177,226)	—	$—	$106,956

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

The results of operations and cash flows for the three- and nine-month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

We had one class of common stock outstanding as of September 30, 2026 and December 31, 2025.

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

Accounting standards not yet adopted:

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about specific types of expenses included in the expense captions presented in the Consolidated Statements of Operations. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments should be applied on a prospective basis, however, retrospective application is permitted. We are currently evaluating the impact that this guidance will have upon our consolidated financial statements and related notes.

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

The diluted earnings per share calculations exclude the effect of stock options, deferred stock units, performance stock units, restricted stock units and the potential Earnout Liability related to the acquisition of Satcom Direct when the computation is anti-dilutive. For the three- and nine-month periods ended September 30, 2026, the weighted average number of shares excluded from the computation was 90.0 million and 70.3 million, respectively. For the three- and nine-month periods ended September 30, 2025, the weighted average number of shares excluded from the computation was 33.8 million and 26.5 million, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Basic	2026	2025	2026	2025
Net income (loss)	$(3,200)	$(1,930)	$7,876	$22,919
Weighted average shares outstanding	136,636	134,657	136,194	133,403
Earnings (loss) per share - basic	$(0.02)	$(0.01)	$0.06	$0.17

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Diluted	2026	2025	2026	2025
Net income (loss)	$(3,200)	$(1,930)	$7,876	$22,919
Average shares
Weighted average shares outstanding	136,636	134,657	136,194	133,403
Effect of dilutive securities - stock-based compensation	—	—	780	3,237
Total weighted average diluted shares outstanding	136,636	134,657	136,974	136,640
Earnings (loss) per share - diluted	$(0.02)	$(0.01)	$0.06	$0.17

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

3. Revenue Recognition

Remaining performance obligations

As of September 30, 2026, the aggregate amount of the transaction price in our contracts allocated to the remaining unsatisfied performance obligations (“RPO”) was approximately $442 million and excludes consideration from contracts that have an original duration of one year or less. Approximately $427 million of the RPO primarily represents connectivity and entertainment service revenues which are recognized as services are provided, which is expected to occur through the remaining term of the contracts. Our contracts vary in length and generally have terms of two to ten years. We expect to recognize approximately 40% of our connectivity and entertainment service RPO within the next year, approximately 48% in one to five years and the remaining 12% in five to ten years. The remaining $15 million of the RPO represents future equipment revenue that is expected to be recognized primarily within the next three years as equipment is shipped.

Disaggregation of revenue

The following table presents our revenue disaggregated by category (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Service revenue by type
Satellite broadband	$83,919	$78,489	$248,338	$232,874
ATG broadband	55,469	71,051	180,291	221,235
Narrowband and other	43,341	40,416	133,104	128,424
Total service revenue by type	$182,729	$189,956	$561,733	$582,533
Service revenue by market
Business aviation	$145,561	$162,622	$451,246	$497,269
Military / Government	37,168	27,334	110,487	85,264
Total service revenue by market	$182,729	$189,956	$561,733	$582,533

Equipment revenue
Satellite broadband	$17,305	$9,511	$42,808	$20,449
ATG broadband	6,627	17,456	38,454	57,914
Narrowband and other	6,573	6,662	19,369	19,034
Total equipment revenue	$30,505	$33,629	$100,631	$97,397

Contract balances

Our current and non-current contract asset balances totaled $52.2 million and $39.6 million as of September 30, 2026 and December 31, 2025, respectively. Contract assets represent the aggregate amount of revenue recognized in excess of billings and recoverable contract costs primarily for certain promotional sales programs.

Our current and non-current deferred revenue balances totaled $30.5 million and $36.0 million as of September 30, 2026 and December 31, 2025, respectively. Deferred revenue includes, among other things, prepayments for equipment and subscription connectivity products. For the three- and nine-month periods ended September 30, 2026, we recognized revenue of $5.4 million and $29.3 million, respectively, that was previously included in the deferred revenue balance as of December 31, 2025. For the three- and nine-month periods ended September 30, 2025, we recognized revenue of $10.0 million and $40.7 million, respectively, that was previously included in the deferred revenue balance as of December 31, 2024.

4. Government Assistance

Federal Communications Commission (“FCC”) Reimbursement Program

On July 15, 2022, the Company was notified that it was approved for participation in the FCC Reimbursement Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the FCC Reimbursement Program, the FCC approved up to approximately $334 million in reimbursements to the Company to cover documented and approved costs to (i) remove and securely destroy all ZTE communications equipment and services in the Company’s terrestrial U.S. networks and replace such equipment and (ii) remove and replace certain

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

equipment installed on aircraft operated by the Company’s ATG customers that is not compatible with the terrestrial equipment that will replace ZTE equipment. Due to an initial shortfall in the amount appropriated by Congress to fund the FCC Reimbursement Program, approximately $132 million of the approved amount was allocated to the Company under the program. Following passage of the Fiscal Year 2025 National Defense Authorization Act, the Company was allocated its full approved amount of approximately $334 million and the program completion deadline was extended to May 8, 2027.

As of September 30, 2026 and December 31, 2025, we have recorded a $30.7 million and $27.8 million receivable from the FCC, respectively, which are included in Prepaid expenses and other current assets in our Unaudited Condensed Consolidated Balance Sheets.

The following are the FCC Reimbursement Program-related deductions to the carrying value of asset balances in our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Assets:
Inventories	$(170)	$(1,380)
Prepaid expenses and other current assets	(8,963)	(7,349)
Property and equipment, net	(64,416)	(48,001)
Intangible assets, net	(10,242)	(2,200)
Operating lease right-of-use assets	(1,503)	(2,712)
Other non-current assets	(24,234)	(21,376)

The following are the FCC Reimbursement Program-related increases to Net income in our Unaudited Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$6,650	$2,037	$15,163	$5,631
Operating expenses:
Cost of service revenue	824	514	2,986	554
Cost of equipment revenue	337	1,478	2,624	5,720
Engineering, design and development	1,448	—	7,685	—
General and administrative	366	115	1,153	302
Depreciation and amortization	80	—	127	—

5. Composition of Certain Balance Sheet Accounts

Inventories consist primarily of telecommunications systems and parts and are recorded at the lower of average cost or net realizable value. We evaluate the need for write-downs associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable inventory values on a periodic basis.

Inventories as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Work-in-process component parts	$57,470	$41,713
Finished goods	62,432	57,140
Total inventory(1)	$119,902	$98,853

(1) See Note 4, “Government Assistance,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Interest rate caps and receivable	$3,456	$3,365
FCC reimbursement receivable(1)	30,725	27,769
Contract assets(1)	11,580	10,092
Prepaid inventories	3,091	2,545
Other	24,820	25,268
Total prepaid expenses and other current assets	$73,672	$69,039

(1) See Note 4, “Government Assistance,” for additional information.

Property and equipment as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Office equipment, furniture, fixtures and other(1)	$59,647	$56,973
Leasehold improvements	16,985	16,855
Network equipment(1)(2)	197,786	195,640
	274,418	269,468
Accumulated depreciation	(166,316)	(152,194)
Total property and equipment, net	$108,102	$117,274

(1) To conform with current-period classification, as of December 31, 2025, $2.4 million has been reclassified from Office equipment, furniture, fixtures and other to Network equipment.

(2) See Note 4, “Government Assistance,” for additional information.

In addition to the above, the Company classified $26.4 million and $26.3 million of property and equipment as Assets held for sale on our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. Assets held for sale represent the main corporate facility and data center of Satcom Direct and associated land in Melbourne, Florida. The Company expects to sell the assets within the next twelve months.

Other non-current assets as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Interest rate caps	$—	$1,108
Contract assets, net of allowances of $771 and $538, respectively(1)	40,651	29,500
Revolving credit facility deferred financing costs	1,016	1,584
Other	11,925	12,736
Total other non-current assets	$53,592	$44,928

(1) See Note 4, “Government Assistance,” for additional information.

Accrued liabilities as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

	September 30,	December 31,
	2026	2025

Earnout Liability	$22,600	$38,900
Employee compensation and benefits	16,418	28,174
Operating leases	14,395	13,850
Customer credit reserve	17,050	14,647
Accrued inventory	1,630	8,845
Warranty reserve	5,160	5,720
Taxes	7,226	5,437
Accrued interest	99	132
Other	23,904	23,315
Total accrued liabilities	$108,482	$139,020

Other non-current liabilities as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Earnout Liability	$17,700	$33,000
Other	10,840	11,064
Total other non-current liabilities	$28,540	$44,064

6. Research and Development Costs

Expenditures for research and development are charged to expense as incurred and totaled $9.9 million and $26.1 million, respectively, during the three- and nine-month periods ended September 30, 2026 and $15.7 million and $42.1 million, respectively, during the prior-year periods. Research and development costs are reported as Engineering, design and development expenses in our Unaudited Condensed Consolidated Statements of Operations.

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

The carrying value of goodwill was $193.2 million as of both September 30, 2026 and December 31, 2025.

Our intangible assets, other than goodwill, as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets(1):
Software	$140,069	$(62,705)	$77,364	$141,942	$(55,524)	$86,418
Service customer relationships	152,681	(60,903)	91,778	152,681	(39,410)	113,271
OEM and dealer relationships	17,024	(9,287)	7,737	17,024	(8,119)	8,905
Other	10,735	(2,796)	7,939	10,373	(1,468)	8,905
Total amortized intangible assets	320,509	(135,691)	184,818	322,020	(104,521)	217,499
Indefinite-lived intangible assets:
FCC License	31,319	—	31,319	31,319	—	31,319
Total intangible assets	$351,828	$(135,691)	$216,137	$353,339	$(104,521)	$248,818

(1) See Note 4, “Government Assistance,” for additional information.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

Amortization expense was $10.6 million and $31.2 million, respectively, for the three- and nine-month periods ended September 30, 2026, and $10.0 million and $29.7 million, respectively, for the prior-year periods.

Amortization expense for the remainder of 2026, each of the next four years and thereafter is estimated to be as follows (in thousands):

Amortization
Years ending December 31,	Expense
2026 (period from October 1 to December 31)	$10,495
2027	$42,953
2028	$43,184
2029	$40,629
2030	$13,446
Thereafter	$34,111

Actual future amortization expense could differ from the estimated amount as a result of future investments and other factors.

8. Long-Term Debt and Other Liabilities

Long-term debt as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

	September 30,	December 31,
	2026	2025
2021 Term Loan Facility	$600,589	$600,225
HPS Term Loan Facility	221,631	243,273
Less: deferred financing costs	(5,086)	(7,419)
Less: current portion of long-term debt	(2,500)	(2,500)
Total long-term debt	$814,634	$833,579

2021 Credit Agreement

On April 30, 2021, Gogo and Gogo Intermediate Holdings LLC (“GIH”) (a wholly owned subsidiary of Gogo) entered into a credit agreement (the “Original 2021 Credit Agreement,” and, as it may be amended, supplemented or otherwise modified from time to time, the “2021 Credit Agreement”) among Gogo, GIH, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for (i) a term loan credit facility (the “2021 Term Loan Facility”) in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and (ii) a revolving credit facility (the “2021 Revolving Facility” and together with the 2021 Term Loan Facility, the “2021 Facilities”) of up to $100.0 million, which includes a letter of credit sub-facility. As of the Closing Date (as defined below), the 2021 Term Loan Facility consists of two tranches: Initial Term Loans in an aggregate principal amount of $33.4 million (the “Initial Term Loan Facility”), which mature on April 30, 2028; and the 2026 Extended Term Loans (as defined below) in an aggregate principal amount of $544.4 million (the “2026 Extended Term Loan Facility”), which mature on October 31, 2030.

On December 3, 2024, Gogo and GIH entered into a second amendment to the 2021 Credit Agreement, by and among, Gogo, GIH, guarantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders party thereto, among other purposes, (a) increase the aggregate principal amount of the 2021 Revolving Facility to an aggregate amount equal to $122 million and (b) extend the maturity date of the 2021 Revolving Facility to December 3, 2029 (subject to such maturity date springing to the date that is 90 days prior to the then-current maturity date of (a) the 2021 Term Loan Facility under the 2021 Credit Agreement and (b) the HPS Term Loan Facility under the HPS Credit Agreement under certain conditions).

On November 6, 2026 (the “Closing Date”), Gogo and GIH entered into a third amendment to the 2021 Credit Agreement, by and among Gogo, GIH, the guarantors party thereto and the lenders party thereto, to, among other purposes, extend the maturity of the term loans held by consenting lenders under the 2021 Term Loan Facility by converting such term loans into a new class of term loans, which are the 2026 Extended Term Loans. The third amendment includes a mechanic for holders of the Initial Term Loan Facility to convert their Initial Term Loans into 2026 Extended Term Loans within a period of time after the Closing Date, with such conversion to be effective as of the Closing Date. The third amendment also requires GIH to prepay $25.0 million of the 2026 Extended Term Loans on the Closing Date (with any additional holders of Initial Term Loans converting after the Closing Date to receive their pro rata share of such amount), $30.0 million of the 2026 Extended Term Loans on or prior to December 31, 2026 and an additional $20.0 million of 2026 Extended Term Loans on or prior to December 31, 2027, in each case subject to reduction for voluntary prepayments and repurchases. These additional mandatory prepayments apply only to the 2026 Extended Term Loans. Subject to the right of individual lenders to decline receipt of prepayments, mandatory prepayments from asset disposition proceeds,

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

debt incurrence proceeds and excess cash flow are allocated pro rata among the outstanding term loan tranches. The third amendment also effects certain other changes to the 2021 Credit Agreement described below.

The Initial Term Loan Facility amortized in quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the Initial Term Loan Facility. There are no amortization payments under the Revolving Facility. The 2026 Extended Term Loans amortize in quarterly installments commencing on March 31, 2027 equal to 0.75% of their initial aggregate principal amount through and including March 31, 2028, 1.125% thereafter through and including March 31, 2029 and 1.25% thereafter, subject to reduction for applicable prepayments, with the remaining balance payable at maturity.

The Initial Term Loan Facility bears annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) (subject to a floor of 0.75%) plus an applicable margin of 3.75% and a credit spread adjustment of approximately 0.11%, 0.26% or 0.43% per annum based on 1-month, 3-month or 6-month term SOFR, respectively, or (ii) an alternate base rate plus an applicable margin of 2.75%. The 2026 Extended Term Loans bear annual interest, at GIH’s option, at either (i) term SOFR (subject to a floor of 0.00%), with no credit spread adjustment, plus an applicable margin of 5.75% or (ii) an alternate base rate plus an applicable margin of 4.75%.

Loans outstanding under the Revolving Facility bear annual interest at a floating rate measured by reference to, at GIH’s option, either (i) an adjusted term SOFR rate (subject to a floor of 0.00%) plus an applicable margin ranging from 3.50% to 4.00% per annum depending on GIH’s senior secured first lien net leverage ratio or (ii) an alternate base rate plus an applicable margin ranging from 2.50% to 3.00% per annum depending on GIH’s senior secured first lien net leverage ratio. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.25% to 0.50% per annum depending on GIH’s senior secured first lien net leverage ratio. As of September 30, 2026, the fee for unused commitments under the Revolving Facility was 0.25% and the applicable margin was 4.00% for SOFR rate loans and 3.00% for alternate rate loans.

The 2021 Facilities may be prepaid at GIH’s option at any time without premium or penalty (other than customary breakage costs), subject to minimum principal payment amount requirements. On May 3, 2023, the Company prepaid $100 million of the outstanding principal amount of the 2021 Term Loan Facility. This prepayment satisfied the required amortization payments for the remaining term of the Initial Term Loan Facility. Optional term loan prepayments may be allocated among the Initial Term Loan Facility and the 2026 Extended Term Loan Facility as directed by GIH.

Subject to certain exceptions and de minimis thresholds, both the Initial Term Loan Facility and the 2026 Extended Term Loans are subject to mandatory prepayments in an amount equal to:

•
100% of the net proceeds of certain asset sales, insurance recovery and condemnation events;
•
100% of the net proceeds of certain debt incurrences; and
•
50% of annual excess cash flow (as defined in the 2021 Credit Agreement) above $10 million, subject to reduction to 25% and 0% if specified senior secured first lien net leverage ratio targets are met.

Mandatory prepayments from asset disposition proceeds, debt incurrence proceeds and excess cash flow are generally allocated pro rata among the outstanding term loan tranches, subject to applicable exceptions and lender declination rights. The additional $25.0 million, $30.0 million and $20.0 million prepayments described above apply solely to the 2026 Extended Term Loans.

The 2021 Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include restrictions on, among other things: incurrence of indebtedness or issuance of disqualified equity interests; incurrence or existence of liens; consolidations or mergers; activities of Gogo and any subsidiary holding a license issued by the FCC; investments, loans, advances, guarantees or acquisitions; asset sales; dividends or other distributions on equity; purchase, redemption or retirement of capital stock; payment or redemption of certain junior indebtedness; entry into other agreements that restrict the ability to incur liens securing the 2021 Facilities; and amendment of organizational documents; in each case subject to customary exceptions. The Third Amendment introduces provisions restricting the Company’s ability to undertake certain liability management transactions by restricting priming/subordination and non-pro-rata treatment of the 2026 Extended Term Loans and/or lenders of the 2026 Extended Term Loans, subject to specified exceptions, and introduces provisions requiring the consent of a supermajority of the lenders of the 2026 Extended Term Loans to approve or waive.

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

The Revolving Facility is available for working capital and general corporate purposes of GIH and its subsidiaries and was undrawn as of September 30, 2026 and December 31, 2025.

As of both September 30, 2026 and December 31, 2025, the outstanding principal amount of the 2021 Term Loan Facility was $601.4 million, the unaccreted debt discount was $0.8 million and $1.2 million, respectively, and the net carrying amount was $600.6 million and $600.2 million, respectively.

We paid approximately $21.6 million of loan origination and financing costs related to the 2021 Facilities, which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the terms of the 2021 Facilities. Total amortization expense was $0.8 million and $2.3 million, respectively, for the three- and nine-month periods ended September 30, 2026, and $0.7 million and $2.2 million, respectively, for the prior-year periods and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the balance of unamortized deferred financing costs related to the 2021 Facilities was $5.1 million and $7.4 million, respectively. We paid approximately $8.8 million of loan origination and financing costs related the 2026 Extended Term Loan Facility.

Gogo, GIH, and each direct and indirect wholly-owned U.S. restricted subsidiary of GIH (Gogo and such subsidiaries collectively, the “Guarantors”) are also party to a guarantee agreement, dated April 30, 2021 (the “2021 Guarantee Agreement”), in favor of Morgan Stanley Senior Funding, Inc., as collateral agent (the “2021 Collateral Agent”), by which GIH and the Guarantors guarantee the obligations under the 2021 Facilities and certain other secured obligations as set forth in the 2021 Guarantee Agreement, and GIH and the Guarantors entered into a collateral agreement, dated April 30, 2021 (the “2021 Collateral Agreement”), in favor of the 2021 Collateral Agent, whereby GIH and the Guarantors grant a security interest in substantially all of their respective tangible and intangible assets (including the equity interests in each direct material wholly-owned U.S. restricted subsidiary owned by GIH or any Guarantor, and 65% of the equity interests in any non-U.S. subsidiary held directly by GIH or any Guarantor), subject to certain exceptions, to secure the obligations under the 2021 Facilities and certain other secured obligations as set forth in the 2021 Collateral Agreement. The liens granted under the 2021 Term Loan Facility are subject to an intercreditor agreement and are pari passu with the liens granted under the HPS Term Loan Facility (as defined below). The third amendment to the 2021 Credit Agreement adds a requirement for certain foreign subsidiaries to join as guarantors. Other foreign subsidiaries are required to provide guarantees if their assets, revenues or Consolidated EBITDA exceed the applicable individual materiality thresholds, or if they cease to qualify as immaterial because the applicable aggregate thresholds are exceeded. Additional collateral granted pursuant to the third amendment to the 2021 Credit Agreement will also secure the obligations under the HPS Term Loan Facility on a pari passu basis, subject to the terms of the Intercreditor Agreement.

HPS Credit Agreement

On December 3, 2024, the Company and GIH entered into a credit agreement (the “HPS Credit Agreement” and together with the 2021 Credit Agreement, the “Credit Agreements”) with HPS Investment Partners, LLC (“HPS”), as the administrative agent, and the lenders party thereto, which provides for a term loan credit facility (the “HPS Term Loan Facility”) in an aggregate principal amount of $250 million. The HPS Term Loan Facility amortizes in quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the HPS Term Loan Facility on April 30, 2028.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal amount of the HPS Term Loan Facility was $223.9 million and $246.9 million, respectively, the unaccreted debt discount was $2.3 million and $3.6 million, respectively, and the net carrying amount was $221.6 million and $243.3 million, respectively. In accordance with the HPS Credit Agreement, the Company paid $21.1 million of the outstanding principal amount of the HPS Term Loan Facility in April 2026. As a result, the Company expensed $0.4 million of the unaccreted debt discount and deferred financing costs, which are included in Loss on extinguishment of debt in our Unaudited Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2026.

We paid approximately $2.2 million of loan origination and financing costs related to the HPS Credit Agreement which are being accounted for as deferred financing costs on our Unaudited Condensed Consolidated Balance Sheets and are amortized over the term of the HPS Credit Agreement. Total amortization expense was $0.1 million and $0.5 million, respectively, for the three- and nine-month periods ended September 30, 2026, and $0.1 million and $0.4 million, respectively, for the prior-year periods and is included in interest expense in our Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the balance of unamortized deferred financing costs related to the HPS Credit Agreement was $1.0 million and $1.6 million, respectively.

On December 3, 2024, Gogo, GIH, and the Guarantors entered into a guarantee agreement (the “HPS Guarantee Agreement”) in favor of HPS Investment Partners, LLC, as collateral agent (the “HPS Collateral Agent”), whereby GIH and the Guarantors guarantee the obligations under the HPS Term Loan Facility and certain other secured obligations as set forth in the HPS Guarantee Agreement, and GIH and the Guarantors entered into a collateral agreement (the “HPS Collateral Agreement”), in favor of the HPS Collateral Agent, whereby GIH and the Guarantors grant a security interest in substantially all of their respective tangible and intangible assets (including the equity interests in each direct material wholly-owned U.S. restricted subsidiary owned by GIH or any Guarantor, and 65% of the equity interests in any non-U.S. subsidiary held directly by GIH or any Guarantor), subject to certain exceptions, to secure the obligations under the HPS Term Loan Facility and certain other secured obligations as set forth in the HPS Collateral Agreement. The liens granted under the HPS Term Loan Facility are subject to an intercreditor agreement and are pari passu with the liens granted under the 2021 Term Loan Facility.

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

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

We record the effective portion of changes in the fair value of our cash flow hedges to other comprehensive income (loss), net of tax, and subsequently reclassify these amounts into earnings in the period during which the hedged transaction is recognized. The amounts included in accumulated other comprehensive income (loss) will be reclassified to interest expense in the event the hedges are no longer considered effective, in accordance with ASC 815, Derivatives and Hedging. No gains or losses of our cash flow hedges were considered to be ineffective and reclassified from other comprehensive income (loss) to earnings for the three- and nine-month periods ended September 30, 2026 and 2025. We estimate that approximately $1.2 million currently recorded in accumulated other comprehensive income (loss) will be recognized in earnings over the next 12 months. We assess the effectiveness of the hedges on an ongoing basis, and the remaining outstanding caps are still considered to be highly effective, and remain designated as a cash flow hedge. Cash flows from interest rate caps are classified in the Unaudited Condensed Consolidated Statements of Cash Flows as investing activities.

For the three-month period ended September 30, 2026, we recorded a decrease in fair value of the interest rate caps of $0.3 million, net of an immaterial amount of tax, and for the nine-month period ended September 30, 2026, we recorded a decrease in fair value of the interest rate caps of $0.8 million, net of an immaterial amount of tax. For the three-month period ended September 30, 2025, we recorded a decrease in fair value of the interest rate caps of $1.6 million, net of tax of $0.4 million and for the nine-month period ended September 30, 2025, we recorded a decrease in fair value of the interest rate caps of $7.2 million, net of tax of $1.9 million. Increases and decreases in fair value on interest rate caps above exclude amortization of the purchase price paid for the interest rate caps.

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

The following table presents the fair value of our interest rate derivatives included in the Unaudited Condensed Consolidated Balance Sheets for the periods presented (in thousands):

		September 30,	December 31,
Derivatives designated as hedging instruments	Balance sheet location	2026	2025
Current portion of interest rate caps	Prepaid expenses and other current assets	$2,996	$2,568
Non-current portion of interest rate caps	Other non-current assets	$—	$1,108

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

The following is a summary of our interest costs for the three- and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest costs charged to expense	$17,123	$17,981	$50,115	$53,079
Amortization of deferred financing costs	940	888	2,781	2,587
Amortization of the purchase price of interest rate caps	309	379	1,116	1,609
Interest rate cap benefit	(784)	(2,013)	(2,939)	(7,918)
Accretion of debt discount	458	446	1,412	1,293
Interest expense	18,046	17,681	52,485	50,650
Interest costs capitalized to property and equipment	—	964	1,004	2,859
Interest costs capitalized to software	175	334	731	1,287
Total interest costs	$18,221	$18,979	$54,220	$54,796

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

Earnout Liability:

In connection with the acquisition of Satcom Direct, LLC and certain of its affiliates (collectively, “Satcom Direct”) in December 2024, the purchase price included up to an additional $225 million in potential earnout payments tied to realizing certain financial performance milestones over a four-year period following the acquisition (the “Earnout Liability”). Earnout payments in respect of the first three years are payable solely in cash, and any earnout payment in respect of the fourth year is payable in two parts: the first part is payable in cash, and the second part is payable in cash or common stock of the Company, at the Company’s election. The fair value of the Earnout Liability was calculated using a Monte Carlo simulation based on future gross profit projections of Satcom Direct, gross profit volatility rates of comparable companies and a risk adjusted discount rate. The fair value measurement was based on significant unobservable inputs and thus represents a Level 3 measurement. The Earnout Liability has an estimated fair value of $40.3 million and $71.9 million as of September 30, 2026 and December 31, 2025, respectively. In April 2026, the Company paid cash of $40.0 million related to the 2025 financial performance milestones of the Earnout Liability.

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

The Investment in Convertible Note is included in Other non-current assets and in Prepaid expenses and other current assets on our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively, and the reconciliation of beginning and ending balances were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$2,624	$4,207	$655	$4,207
Investment	—	—	—	—
Change in fair value	(844)	458	1,125	458
Balance at end of period	$1,780	$4,665	$1,780	$4,665

Debt:

As of September 30, 2026 and December 31, 2025, our only financial assets and liabilities disclosed but not measured at fair value are the 2021 Term Loan Facility and the HPS Term Loan Facility, which are reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurements are classified as Level 2 within the fair value hierarchy since they are based on quoted market prices of our instruments in markets that are not active. We estimated the fair values of the 2021 Term Loan Facility and the HPS Term Loan Facility by calculating the upfront cash payments a market participant would require to assume these obligations. The upfront cash payments used in the calculations of fair values on our Unaudited Condensed Consolidated Balance Sheets, excluding any issuance costs, are the amounts that a market participant would be willing to lend at such date to an

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

entity with a credit rating similar to ours and that would allow such an entity to achieve sufficient cash inflows to cover the scheduled cash outflows under the 2021 Term Loan Facility and HPS Term Loan Facility.

The fair value and carrying value of debt as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026			December 31, 2025
	Fair Value (1)	Carrying Value		Fair Value (1)	Carrying Value
2021 Term Loan Facility	$505,000	$600,589	(2)	$550,000	$600,225	(2)
HPS Term Loan Facility	$203,000	$221,631	(3)	$238,000	$243,273	(3)

(1)
Fair value amounts are rounded to the nearest million.
(2)
Carrying value of the 2021 Term Loan Facility reflects the unaccreted debt discount of $0.8 million and $1.2 million as of September 30, 2026 and December 31, 2025, respectively. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.
(3)
Carrying value of the HPS Term Loan Facility reflects the unaccreted debt discount of $2.3 million and $3.6 million as of September 30, 2026 and December 31, 2025, respectively. See Note 8, “Long-Term Debt and Other Liabilities,” for further information.

12. Income Tax

The effective income tax rates for the three- and nine-month periods ended September 30, 2026 were 51.8% and 62.8%, respectively, compared to (242.8)% and 35.3%, respectively, for the prior-year periods. The effective income tax rates for the three- and nine-month periods ended September 30, 2026 were higher than the U.S. federal statutory rate of 21% primarily due to a higher estimated annual effective tax rate, driven by the greater relative impact of permanent tax differences, including stock-based compensation and non-deductible officer’s compensation, as well as state income taxes. For the three-month period ended September 30, 2025, our effective income tax rate was lower than the U.S. federal statutory rate of 21% primarily due to a small pretax loss and nondeductible officer’s compensation. For the nine-month period ended September 30, 2025, our effective income tax rate was higher than the U.S. federal statutory rate of 21% primarily due to state income taxes and nondeductible officer’s compensation, partially offset by tax benefits related to domestic research and development tax credits.

We regularly assess the need for a valuation allowance related to our deferred income tax assets to determine, based on the weight of all available positive and negative evidence, whether it is more likely than not that some or all of such deferred assets will not be realized. In our assessments, the Company considers recent financial operating results, the scheduled expiration of our net operating losses, future taxable income, the reversal of existing taxable differences, and tax planning strategies. The remaining valuation allowance is still required for deferred tax assets related to foreign, state and local net operating losses and a valuation allowance related to our convertible note investment, as it is more likely than not as of September 30, 2026 that these deferred tax assets will not be realized.

We are subject to taxation and file income tax returns in the United States federal jurisdiction, various states, and several foreign jurisdictions including, but not limited to, Canada, Switzerland, the United Kingdom, Australia, Brazil and Singapore. With a few exceptions, as of September 30, 2026, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2010.

We record penalties and interest relating to uncertain tax positions in the income tax provision line item in the Unaudited Condensed Consolidated Statements of Operations. No penalties or interest related to uncertain tax positions were recorded for the three- and nine-month periods ended September 30, 2026 and 2025, and as of September 30, 2026 and December 31, 2025, we did not have a liability recorded for interest or potential penalties.

13. Stock-Based Compensation and Retirement Plans

Stock-Based Compensation — As of September 30, 2026, we maintained the Amended and Restated 2024 Omnibus Equity Incentive Plan (the “A&R 2024 Plan”). The A&R 2024 Plan provides for the grant of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units (“RSUs”), deferred share units and other stock-based awards and dividend equivalents to eligible employees, directors and consultants, as determined by the Compensation Committee of our Board of Directors. See Note 14, “Stock-Based Compensation and Retirement Plans,” in our 2025 10-K for further information regarding the 2024 Plan. The majority of our equity grants are awarded on an annual basis.

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

For the nine-month period ended September 30, 2026, no options to purchase shares of common stock were granted, options to purchase 61,666 shares of common stock were exercised, no options to purchase shares of common stock were forfeited and 160,514 options to purchase shares of common stock expired.

For the nine-month period ended September 30, 2026, 3,039,955 RSUs were granted, 1,138,455 RSUs vested and 344,650 RSUs were forfeited. The fair value of the RSUs granted during the nine-month period ended September 30, 2026 was approximately $11.8 million, which will generally be recognized over a period of four years.

For the nine-month period ended September 30, 2026, 422,341 deferred stock units were granted, 320,979 vested and none were forfeited. The fair value of the deferred stock units granted during the nine-month period ended September 30, 2026 was approximately $1.2 million, which will generally be recognized in 2026.

For the nine-month period ended September 30, 2026, 158,089 shares of common stock were issued under the Employee Stock Purchase Plan.

The following is a summary of our stock-based compensation expense by operating expense line in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of service revenue	$384	$429	$1,170	$1,271
Cost of equipment revenue	268	260	929	800
Engineering, design and development	547	943	2,012	2,608
Sales and marketing	661	865	2,166	2,226
General and administrative	3,165	4,165	8,818	11,615
Total stock-based compensation expense	$5,025	$6,662	$15,095	$18,520

Retirement Plans — We have a 401(k) plan for U.S.-based employees, as well as various defined contribution plans for international employees. Eligible U.S. employees may make tax-deferred contributions under the 401(k) plan, subject to Internal Revenue Service limitations. We match contributions towards the 401(k) plan and international defined contribution plans, subject to annual limitations. Our matching contributions were $0.9 million and $2.5 million, respectively, during the three- and nine-month periods ended September 30, 2026, and $1.0 million and $3.1 million, respectively, during the prior-year periods.

14. Leases

Operating and Financing Leases — We determine whether a contract contains a lease at contract inception and calculate the lease liability and right-of-use asset using our incremental borrowing rate. We have operating lease agreements primarily related to cell sites, data centers, satellites and office buildings. Our cell site leases generally have terms of five to ten years, with renewal options for an additional five to 25 years. For certain cell sites, the renewal options are deemed to be reasonably certain to be exercised. Our data center leases have original terms between one to four years with unlimited one-year renewal options, some of which are reasonably certain to be exercised. Our building leases have original terms of ten years, with renewal options for an additional five years, which are reasonably certain to be exercised. We recognize operating lease expense on a straight-line basis over the lease term. As of September 30, 2026, there were no significant leases which had not commenced.

The following is a summary of our lease expense included in the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost(1)	$11,551	$9,713	$35,688	$27,783
Financing lease cost:
Amortization of leased assets	13	13	39	41
Interest on lease liabilities	1	2	3	7
Total lease cost	$11,565	$9,728	$35,730	$27,831

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(1) Includes short-term and variable lease cost of $6.7 million and $21.7 million, respectively, for the three- and nine-month periods ended September 30, 2026 and $5.1 million and $14.1 million, respectively, for the prior-year periods.

Other information regarding our leases is as follows (in thousands, except lease terms and discount rates):

	For the Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows used in operating leases	$15,208	$14,541
Operating cash flows used in financing leases	$3	$7
Financing cash flows used in financing leases	$49	$33
Non-cash items:
Operating leases obtained	$6,304	$2,285
Financing leases obtained	$—	$—
Weighted average remaining lease term
Operating leases	5 years	5 years
Financing leases	Less than one year	2 years
Weighted average discount rate
Operating leases	7.4%	7.0%
Financing leases	9.1%	9.1%

Annual future minimum lease payments as of September 30, 2026 (in thousands):

Years ending December 31,	Operating Leases	Financing Leases
2026 (period from October 1 to December 31)	$3,818	$15
2027	19,022	15
2028	16,357	—
2029	14,596	—
2030	10,751	—
Thereafter	11,465	—
Total future minimum lease payments	76,009	30
Less: Amount representing interest	(11,821)	(1)
Present value of net minimum lease payments	$64,188	$29
Reported as of September 30, 2026
Accrued liabilities	$14,395	$29
Non-current operating lease liabilities	49,793	—
Total lease liabilities	$64,188	$29

15. Commitments and Contingencies

Contractual Commitments – We have agreements with various vendors under which we have remaining commitments to purchase hardware components and development services. Such commitments will become payable as we receive the hardware components, or as development services are provided.

SmartSky Litigation – On February 28, 2022, SmartSky Networks, LLC (“SmartSky”) brought suit against Gogo Inc. and its subsidiary Gogo Business Aviation LLC in the U.S. District Court for the District of Delaware (the “Court”) alleging that Gogo 5G infringes four patents owned by the plaintiff. On February 21, 2023, the plaintiff amended its complaint to allege that Gogo 5G infringes two additional patents that had been recently issued to the plaintiff. The suit seeks compensatory damages as well as treble damages for alleged willful infringement and reimbursement of plaintiff's costs, disbursements and attorneys' fees. On May 29, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC amended their answer and counterclaims in the same suit, alleging that three of the six patents asserted by the plaintiff are unenforceable due to inequitable conduct before the U.S. Patent Office. A number of dispositive motions were filed on October 25, 2025, and the Court issued orders resolving those motions. SmartSky’s motions were denied. Gogo’s motion for summary judgment of invalidity on one of SmartSky’s asserted patents was granted. The Court also

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

granted Gogo’s motion for summary judgment of no lost profits and Gogo’s motion to exclude SmartSky’s damages expert’s opinions on lost profits and reasonable royalty damages. On November 17, 2025, the Court commenced a jury trial on the plaintiff’s claims. On November 21, 2025, the jury determined that Gogo willfully infringed the plaintiff’s asserted patents and returned a verdict in the total amount of $22.7 million. A one-day bench trial was held on March 4, 2026, to address Gogo’s inequitable conduct defense. Post-trial briefs on the jury trial were completed on April 29, 2026. Post-trial briefs on the bench trial were completed on May 8, 2026. On September 30, 2026, the Court granted Gogo’s post-trial motion as to damages, ruling that SmartSky failed to prove recoverable damages. The Court denied Gogo’s post-trial motion in all other respects and resolved Gogo’s inequitable conduct defense against Gogo. Final judgment has not been entered as Gogo’s counterclaim suit remains pending, as discussed below. On November 3, 2026, Gogo and SmartSky filed a joint motion requesting entry of final judgment on SmartSky’s claims against Gogo. We will vigorously defend our position in the infringement suit in the appellate court if necessary. The outcome of the litigation is inherently uncertain.

On March 5, 2024, Gogo Inc. and its subsidiary Gogo Business Aviation LLC filed counterclaims in the same suit, alleging that SmartSky’s ATG network, Flagship equipment, and LITE ATG equipment infringe three patents owned by Gogo. Gogo’s counterclaim suit seeks an unspecified amount of compensatory damages as well as reimbursement of Gogo's costs and attorneys’ fees. On April 10, 2024, the Court held that Gogo's counterclaims would proceed under a separate schedule and would be tried separately from SmartSky’s claims. On December 31, 2025, Gogo Inc. and its subsidiary Gogo Business Aviation LLC amended their counterclaims to add Apcela IFC JV, LLC as a counterclaim defendant. On July 22, 2026, the Court issued its Markman order. Under a schedule agreed upon by the parties, fact discovery will be completed by February 24, 2027, with dispositive motions due August 13, 2027. A trial date has been scheduled for December 2027.

On December 16, 2024, SmartSky sued Gogo Inc. and its subsidiaries in the U.S. District Court for the Western District of North Carolina alleging that Gogo maintains an illegal monopoly over air-to-ground broadband inflight connectivity products and services and has blocked SmartSky from entering the market in violation of antitrust laws. SmartSky also alleges claims of false advertising, unfair and deceptive trade practices, and tortious interference. The suit seeks actual damages, treble damages, punitive damages, disgorgement of profits, reimbursement of plaintiff's costs, attorneys’ fees, pre- and post-judgment interest, and interest on actual damages. On March 14, 2025, Gogo Inc. and its subsidiary Gogo Business Aviation LLC filed a motion to dismiss for failure to state a claim. On July 10, 2026, the parties submitted Court-ordered briefing on the issue of whether a final judgment in the Delaware patent case would be preclusive in this case. The motion to dismiss is still pending. Discovery is expected to be completed by February 5, 2027 and a trial date has been scheduled for July 12, 2027. We will vigorously defend our position in this lawsuit. The outcome of the litigation is inherently uncertain.

HPS Litigation – On September 29, 2026, HPS, as the administrative agent of the HPS Credit Agreement, filed a lawsuit against Gogo Inc., GIH and other subsidiaries in the Supreme Court for State of New York, County of New York, claiming that GIH as borrower, and Gogo Inc. and the other subsidiaries as guarantors, breached the HPS Credit Agreement when GIH failed to pay an additional amount of approximately $15 million in April 2026 allegedly owed to the lenders party to the HPS Credit Agreement under the mandatory prepayment provision for 2025 excess cash flow. The Company paid $21.1 million of the outstanding principal amount of the HPS Term Loan Facility in April 2026 as scheduled under the mandatory prepayment provision for the 2025 excess cash flow. The suit seeks a money judgment of approximately $15 million, default interest, a declaratory judgment regarding the excess cash flow calculation for fiscal year 2025 and subsequent fiscal years, pre- and post-judgment interest, and attorneys' fees and costs of collection. The Company’s answer to HPS’s complaint is due on November 20, 2026. The lawsuit remains in its early stages and, at this point, we cannot reasonably predict its outcome or any potentially associated losses, which are inherently uncertain. We believe the Company has strong defenses to the asserted claims, and we will vigorously defend our position in the lawsuit.

From time to time we may become involved in legal proceedings arising in the ordinary course of our business. We cannot predict with certainty the outcome of any litigation or the potential for future litigation. With respect to such legal proceedings, we accrue a loss when it is probable and its amount can be reasonably estimated. Regardless of the outcome of any particular litigation and the merits of any particular claim, litigation can have a material adverse impact on our Company due to, among other reasons, any injunctive relief granted, which could inhibit our ability to operate our business, amounts paid as damages or in settlement of any such matter, diversion of management resources and defense costs. The Company’s accrual for probable and estimable loss contingencies for the aforementioned litigation in which we are a defendant was $10.0 million and $11.5 million as of September 30, 2026 and December 31, 2025, respectively, and is recorded in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

Gogo Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

16. Accumulated Other Comprehensive Income (Loss)

The following is a summary of changes in accumulated other comprehensive income (loss) by component (in thousands):

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2026	$(1,045)	$1,089	$44
Other comprehensive income (loss) before reclassifications	(451)	1,707	1,256
Less: income realized and reclassified to earnings	—	1,377	1,377
Net current period comprehensive income (loss)	(451)	330	(121)
Balance at September 30, 2026	$(1,496)	$1,419	$(77)

		Change in
	Currency	Fair Value of
	Translation	Cash Flow
	Adjustment	Hedges	Total
Balance at January 1, 2025	$(1,757)	$7,324	$5,567
Other comprehensive income (loss) before reclassifications	969	(842)	127
Less: income realized and reclassified to earnings	—	4,734	4,734
Net current period comprehensive income (loss)	969	(5,576)	(4,607)
Balance at September 30, 2025	$(788)	$1,748	$960

17. Subsequent Events

On November 6, 2026, the third amendment to the 2021 Credit Agreement was entered into. For more information, see Note 8, “Long-Term Debt and Other Liabilities,” for further information.

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

Available Information

We may use our website at http://ir.gogoair.com as a distribution channel of material company information, and so investors should monitor it. We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs, as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real-time by signing up for email alerts and RSS feeds. The contents of our websites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Factors and Trends Affecting Our Results of Operations

We believe that our operating and business performance is driven by various factors that affect the business and military/government aviation industries, including trends affecting the travel industry and trends affecting the customer bases that we target, as well as factors that affect wireless Internet service providers and general macroeconomic factors. Key factors that may affect our future performance include:

•
our ability to implement on a timely basis and costs associated with the ongoing implementation of our technology roadmap, including installation of and/or upgrades to the ATG Broadband technologies we currently offer, Gogo 5G, Gogo Galileo, LTE and any other next-generation or other new technology that we develop or acquire;
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
ATG aircraft online
AVANCE	4,324	4,890	4,324	4,890
Gogo 5G	94	—	94	—
Gogo Biz	981	1,639	981	1,639
Total ATG aircraft online	5,399	6,529	5,399	6,529
GEO aircraft online	1,285	1,343	1,285	1,343
Gogo Galileo aircraft online	297	18	297	18
Average monthly connectivity service revenue per ATG aircraft online	$3,268	$3,407	$3,311	$3,435
ATG units sold	142	437	950	1,159
Gogo Galileo units shipped	172	88	372	160

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

Gogo Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$182,729	$189,956	$561,733	$582,533
Equipment revenue	30,505	33,629	100,631	97,397
Total revenue	213,234	223,585	662,364	679,930
Operating expenses:
Cost of service revenue (exclusive of amounts shown below)	97,295	91,593	293,719	277,023
Cost of equipment revenue (exclusive of amounts shown below)	30,990	31,032	97,078	88,039
Engineering, design and development	9,933	15,681	26,092	42,078
Sales and marketing	13,841	13,464	40,618	42,415
General and administrative	27,565	27,858	77,762	86,010
Depreciation and amortization	16,459	15,214	48,607	44,474
Total operating expenses	196,083	194,842	583,876	580,039
Operating income	17,151	28,743	78,488	99,891
Other expense (income):
Interest income	(907)	(1,479)	(2,746)	(3,251)
Interest expense	18,046	17,681	52,485	50,650
Change in fair value of Earnout Liability	6,100	15,000	8,357	18,900
Loss on extinguishment of debt	—	—	394	—
Other expense (income), net	555	(1,896)	(1,162)	(1,811)
Total other expense	23,794	29,306	57,328	64,488
Income (loss) before income taxes	(6,643)	(563)	21,160	35,403
Income tax provision (benefit)	(3,443)	1,367	13,284	12,484
Net income (loss)	$(3,200)	$(1,930)	$7,876	$22,919

Three and Nine Months Ended September 30, 2026 and 2025

Below is a discussion of changes in the results of operations for the three- and nine-month periods ended September 30, 2026 and 2025.

Revenue:

Revenue and percent change for the three- and nine-month periods ended September 30, 2026 and 2025 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2026	2025	2026 over 2025	2026	2025	2026 over 2025
Service revenue	$182,729	$189,956	(3.8)%	$561,733	$582,533	(3.6)%
Equipment revenue	30,505	33,629	(9.3)%	100,631	97,397	3.3%
Total revenue	$213,234	$223,585	(4.6)%	$662,364	$679,930	(2.6)%

Total revenue decreased to $213.2 million and $662.4 million, respectively, for the three- and nine-month periods ended September 30, 2026, as compared with $223.6 million and $679.9 million, respectively, for the prior-year periods.

Service revenue decreased to $182.7 million and $561.7 million, respectively, for the three- and nine-month periods ended September 30, 2026, as compared with $190.0 million and $582.5 million, respectively, for the prior-year periods due to a decrease in ATG service revenue, partially offset by an increase in broadband and narrowband satellite service revenue. See Note 3, “Revenue Recognition,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

Equipment revenue decreased to $30.5 million for the three-month period ended September 30, 2026, as compared with $33.6 million for the prior-year period due to a decrease in ATG units sold, partially offset by an increase in Gogo Galileo units sold. Equipment revenue increased to $100.6 million for the nine-month period ended September 30, 2026, as compared with $97.4 million for the prior-year period due to an increase in Gogo Galileo units sold, partially offset by a decrease in ATG units sold. See Note 3, “Revenue Recognition,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

We expect service revenue to decline in the near term as a result of the expected decline in ATG and GEO services sold and increase in the future as additional aircraft come online from the launch of Gogo Galileo and Gogo 5G. We expect equipment revenue to increase in the future driven by growth in sales of our broadband products.

Cost of Revenue:

Cost of revenue and percent change for the three- and nine-month periods ended September 30, 2026 and 2025 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2026	2025	2026 over 2025	2026	2025	2026 over 2025
Cost of service revenue	$97,295	$91,593	6.2%	$293,719	$277,023	6.0%
Cost of equipment revenue	$30,990	$31,032	(0.1)%	$97,078	$88,039	10.3%

Cost of service revenue increased 6.2% and 6.0% to $97.3 million and $293.7 million, respectively, for the three- and nine-month periods ended September 30, 2026, as compared with $91.6 million and $277.0 million, respectively, for the prior-year periods due to an increase in satellite broadband and narrowband costs.

Cost of equipment revenue decreased 0.1% to $31.0 million for the three-month period ended September 30, 2026, as compared with $31.0 million for the prior-year period due to a decrease in ATG units sold partially offset by an increase in Gogo Galileo units sold. Cost of equipment revenue increased 10.3% to $97.1 million for the nine-month period ended September 30, 2026, as compared with $88.0 million for the prior-year period due to an increase in Gogo Galileo units sold.

We expect that our cost of service revenue will increase in the future driven by the growth in satellite broadband services and expect that our cost of equipment revenue will increase with growth in units sold.

Engineering, Design and Development Expenses:

Engineering, design and development expenses decreased 36.7% and 38.0% to $9.9 million and $26.1 million, respectively, for the three- and nine-month periods ended September 30, 2026, as compared with $15.7 million and $42.1 million, respectively, for the prior-year periods. The decrease for the three-month period is due to lower development spending. The decrease for the nine-month period is due to $6.4 million of lower development spending, $5.8 million of reimbursement of costs incurred in the prior year related to the FCC Reimbursement Program and lower personnel-related costs of $2.8 million.

We expect engineering, design and development expenses to increase in the near-term, driven by development spending on new programs, and to decrease as a percentage of service revenue in the long-term.

Sales and Marketing Expenses:

Sales and marketing expenses increased 2.8% to $13.8 million for the three-month period ended September 30, 2026 as compared with $13.5 million for the prior-year period. Sales and marketing expenses decreased 4.2% to $40.6 million for the nine-month period ended September 30, 2026 as compared with $42.4 million for the prior-year period due to lower marketing costs.

We expect sales and marketing expenses as a percentage of service revenue to remain relatively steady in the future.

General and Administrative Expenses:

General and administrative expenses decreased 1.1% and 9.6% to $27.6 million and $77.8 million, respectively, for the three- and nine-month periods ended September 30, 2026, as compared with $27.9 million and $86.0 million, respectively, for the prior-year periods. The decrease for the nine-month period is due to a $10.9 million decrease in personnel costs and $5.7 million decrease in acquisition and integration-related costs, partially offset by a $5.3 million increase in legal costs.

We expect general and administrative expenses to decrease over time as acquisition and integration activities complete.

Depreciation and Amortization:

Depreciation and amortization expense increased 8.2% and 9.3% to $16.5 million and $48.6 million, respectively, for the three- and nine-month periods ended September 30, 2026, as compared with $15.2 million and $44.5 million, respectively, for the prior-year periods due to depreciation of the Gogo 5G network.

We expect that our depreciation and amortization expense will remain relatively flat in the future.

Other Expense (Income):

Other expense (income) and percent change for the three- and nine-month periods ended September 30, 2026 and 2025 were as follows (in thousands, except for percent change):

	For the Three Months Ended September 30,		% Change
	2026	2025	2026 over 2025
Interest income	$(907)	$(1,479)	(38.7)%
Interest expense	18,046	17,681	2.1%
Change in fair value of Earnout Liability	6,100	15,000	(59.3)%
Other expense (income), net	555	(1,896)	(129.3)%
Total	$23,794	$29,306	(18.8)%

	For the Nine Months Ended September 30,		% Change
	2026	2025	2026 over 2025
Interest income	$(2,746)	$(3,251)	(15.5)%
Interest expense	52,485	50,650	3.6%
Change in fair value of earnout liability	8,357	18,900	(55.8)%
Loss on extinguishment of debt	394	—	nm
Other expense (income), net	(1,162)	(1,811)	(35.8)%
Total	$57,328	$64,488	(11.1)%
Percentage changes that are considered not meaningful are denoted with nm.

Total other expense decreased to $23.8 million for the three-month period ended September 30, 2026, as compared with $29.3 million for the prior-year period due to the change in fair value of the Earnout Liability from the Satcom Direct acquisition, partially offset by the reversal of a credit loss reserve in the prior-year period and the change in fair value of a convertible note investment. Total other expense decreased to $57.3 million for the nine-month period ended September 30, 2026, as compared with $64.5 million for the prior-year period due to the change in fair value of the Earnout Liability from the Satcom Direct acquisition and the change in fair value of a convertible note investment, partially offset by a decrease in interest income, an increase in interest expense and the reversal of a credit loss reserve in the prior-year period.

We expect the change in fair value of the Earnout Liability to fluctuate in the future depending on performance of the Satcom Direct business. We expect our interest expense to fluctuate in the future based on changes in the variable rates associated with our indebtedness and the timing of prepayments associated with the 2026 Extended Term Loan Facility. The benefit we receive from our interest rate caps will decrease over time as our hedge notional amount decreases and the strike rate increases. See Note 8, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

Income Taxes:

The effective income tax rate for the three- and nine-month periods ended September 30, 2026 was 51.8% and 62.8%, respectively, as compared with (242.8)% and 35.3%, respectively, for the prior-year periods. For the three- and nine-month periods ended September 30, 2026, our income tax provision (benefit) was $(3.4) million and $13.3 million, respectively, due to a higher estimated annual effective tax rate, driven by the relative impact of permanent tax differences, including stock-based compensation and non-deductible officer’s compensation, as well as state income taxes. For the three- and nine-month periods ended September 30, 2025, our income tax provision was $1.4 million and $12.5 million, respectively, due to the pre-tax income generated in the period. See Note 12, “Income Tax,” to our Unaudited Condensed Consolidated Financial Statements for additional information.

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

Adjusted EBITDA represents EBITDA adjusted for (i) stock-based compensation expense, (ii) acquisition and integration-related costs, including amortization of acquisition-related inventory step-up costs and changes in fair value of the Earnout Liability, (iii) litigation settlement accrual costs, (iv) change in fair value of convertible note investment, and (v) loss on extinguishment of debt. Our management believes that the use of Adjusted EBITDA eliminates items that management believes have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. It also provides an assessment of controllable expenses, which are indicators management uses to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance.

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

Acquisition and integration-related costs include direct transaction costs, such as due diligence and advisory fees and certain compensation and integration-related expenses as well as the amortization of acquisition-related inventory step-up costs. We believe it is useful for an understanding of our operating performance to exclude acquisition and integration-related costs from Adjusted EBITDA because they are outside of the ordinary course of our operations and do not reflect our operating performance.

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

Free Cash Flow represents net cash provided by operating activities, plus the proceeds received from the FCC Reimbursement Program and the interest rate caps, less purchases of property and equipment and the acquisition of intangible assets. We believe that Free Cash Flow provides meaningful information regarding our liquidity. Management believes that Free Cash Flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations and provides them with the same measure that management uses as the basis for making capital allocation decisions.

Gogo Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Measures

(in thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA:
Net income (loss) attributable to common stock (GAAP)	$(3,200)	$(1,930)	$7,876	$22,919
Interest expense	18,046	17,681	52,485	50,650
Interest income	(907)	(1,479)	(2,746)	(3,251)
Income tax provision (benefit)	(3,443)	1,367	13,284	12,484
Depreciation and amortization	16,459	15,214	48,607	44,474
EBITDA	26,955	30,853	119,506	127,276
Stock-based compensation expense	5,025	6,662	15,095	18,520
Change in fair value of Earnout Liability	6,100	15,000	8,357	18,900
Acquisition and integration-related costs(1)	2,058	2,856	5,746	12,956
Amortization of acquisition-related inventory step-up costs	—	748	—	2,244
Litigation settlement accrual costs	—	500	—	500
Change in fair value of convertible note investment	844	(458)	(1,125)	(458)
Loss on extinguishment of debt	—	—	394	—
Adjusted EBITDA	$40,982	$56,161	$147,973	$179,938

Free Cash Flow:
Net cash provided by operating activities (GAAP)	$26,330	$46,804	$51,394	$115,987
Consolidated capital expenditures	(5,297)	(22,626)	(45,492)	(34,732)
Proceeds from FCC Reimbursement Program for property, equipment and intangibles	6,046	3,374	21,368	3,783
Proceeds from interest rate caps	1,046	3,000	3,277	9,088
Free cash flow	$28,125	$30,552	$30,547	$94,126

(1) For the three-month period ended September 30, 2026, the figure consists of severance and other compensation-related costs of $1.6 million and integration support costs of $0.5 million. For the nine-month period ended September 30, 2026, the figure consists of severance and other compensation-related costs of $4.1 million and integration support costs of $1.7 million. For the three-month period ended September 30, 2025, the figure consists of integration support costs of $0.7 million and severance and other compensation-related costs of $2.2 million. For the nine-month period ended September 30, 2025, the figure consists of integration support costs of $6.1 million and severance and other compensation-related costs of $6.9 million.

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

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$51,394	$115,987
Net cash used in investing activities	(20,757)	(23,473)
Net cash used in financing activities	(65,154)	(1,108)
Effect of foreign exchange rate changes on cash	(3)	328
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,520)	91,734
Cash, cash equivalents and restricted cash at the beginning of period	125,690	42,304
Cash, cash equivalents and restricted cash at the end of period	$91,170	$134,038
Supplemental information:
Cash, cash equivalents and restricted cash at the end of period	$91,170	$134,038
Less: current restricted cash	85	72
Less: non-current restricted cash	391	394
Cash and cash equivalents at the end of the period	$90,694	$133,572

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

On September 5, 2023, we announced a share repurchase program that grants the Company authority to repurchase up to $50 million of shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The repurchase program has no time limit and may be suspended for periods or discontinued at any time and does not obligate us to purchase any shares of our common stock. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. We do not expect to incur debt to fund the share repurchase program. No shares were repurchased during the nine-month periods ended September 30, 2026 and 2025. As of September 30, 2026, approximately $12.1 million remains available under the share repurchase program.

As detailed in Note 8, “Long-Term Debt and Other Liabilities,” to our Unaudited Condensed Consolidated Financial Statements, on April 30, 2021, GIH entered into the 2021 Credit Agreement (as amended on December 3, 2024 and November 6, 2026) with Gogo, the lenders and issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides for the 2021 Term Loan Facility in an aggregate principal amount of $725.0 million, issued with a discount of 0.5%, and the Revolving Facility, which includes a letter of credit sub-facility. The 2021 Revolving Facility matures on December 3, 2029 (subject to such maturity date springing to the date that is 90 days prior to the then-current maturity date of (a) the 2021 Term Loan Facility under the 2021 Credit Agreement and (b) the HPS Term Loan Facility under the HPS Credit Agreement under certain conditions). As of the Closing Date, the 2021 Term Loan Facility consists of two tranches: the Initial Term Loans in an aggregate principal amount of $33.4 million, which mature on April 30, 2028; and the 2026 Extended Term Loans, in an aggregate principal amount of $544.4 million, which mature on October 31, 2030.

The Initial Term Loans amortized in quarterly installments equal to 1% of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the Initial Term Loans. There are no amortization payments under the Revolving Facility. On May 3, 2023, the Company prepaid $100 million of the outstanding principal amount of the Initial Term Loans. This prepayment satisfied the required amortization payments for the remaining term of the Initial Term Loans. The 2026 Extended Term Loans amortize in quarterly installments commencing on March 31, 2027 equal to 0.75% of their initial aggregate principal amount through and including March 31, 2028, 1.125% thereafter through and including March 31, 2029 and 1.25% thereafter, subject to reduction for applicable prepayments, with the remaining balance payable at maturity. The third amendment includes a mechanic for holders of the Initial Term Loan Facility to convert their Initial Term Loans into 2026 Extended Term Loans within a period of time after the Closing Date, with such conversion to be effective as of the Closing Date. GIH is required to prepay $25.0 million of the 2026 Extended Term Loans on the Closing Date (with any additional holders of Initial Term Loans converting after the Closing Date to receive their pro rata share of such amount), $30.0 million of the 2026 Extended Term Loans on or prior to December 31, 2026 and an additional $20.0 million of 2026 Extended Term Loans on or prior to December 31, 2027, in each case subject to reduction for voluntary prepayments and repurchases. These additional mandatory prepayments apply only to the 2026 Extended Term Loans.

As also detailed in Note 8, “Long-Term Debt and Other Liabilities,” on December 3, 2024, the Company and GIH entered into a credit agreement (the “HPS Credit Agreement” and together with the 2021 Credit Agreement, the “Credit Agreements”) with HPS Investment Partners, LLC, as the administrative agent, and the lenders party thereto, which provides for a term loan credit facility (the “HPS Term Loan Facility” and together with the 2021 Facilities, the “Facilities”) in an aggregate principal amount of $250 million. The HPS Term Loan Facility, which is subject to mandatory prepayments under certain circumstances, amortizes in quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, with the remaining balance payable upon final maturity of the HPS Term Loan Facility on April 30, 2028. In accordance with the HPS Credit Agreement, the Company paid $21.1 million of the outstanding principal amount of the HPS Term Loan Facility in April 2026.

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

In May 2021, we purchased interest rate caps with an aggregate notional amount of $650.0 million for $8.6 million. We receive payments in the amount calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. The aggregate notional amount of the interest rate caps as of September 30, 2026 is $200.0 million. The notional amounts of the interest rate caps periodically decrease over the life of the caps with the latest reduction of $100.0 million having occurred on July 31, 2025. While the interest rate caps are intended to limit our interest rate exposure under our variable rate indebtedness, which includes the Facilities, if our variable rate indebtedness does not decrease in proportion to the periodic decreases in the notional amount hedged under the interest rate caps, then the portion of such indebtedness that will be effectively hedged against possible increases in interest rates will decrease. In addition, the strike prices periodically increase over the life of the caps. As a result, the extent to which the interest rate caps will limit our interest rate exposure will decrease in the future.

For additional information on the interest rate caps, see Note 9, “Derivative Instruments and Hedging Activities,” to our Unaudited Condensed Consolidated Financial Statements.

Cash flows provided by Operating Activities:

The following table presents a summary of our cash flows from operating activities for the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net income	$7,876	$22,919
Non-cash charges and credits	92,489	97,032
Changes in operating assets and liabilities	(48,971)	(3,964)
Net cash provided by operating activities	$51,394	$115,987

For the nine-month period ended September 30, 2026, net cash provided by operating activities was $51.4 million as compared with cash provided by operating activities of $116.0 million in the prior-year period. The principal contributors to the year-over-year change in operating cash flows were:

•
A $19.6 million decrease in net income and non-cash charges and credits, as noted above under “Results of Operations — Nine Months Ended September 30, 2026 and 2025.”
•
A $45.0 million decrease in cash flows related to operating assets and liabilities resulting from:
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

Cash flows used in Investing Activities:

Cash used in investing activities was $20.8 million for the nine-month period ended September 30, 2026, due to the $45.5 million of capital expenditures noted below, partially offset by $21.4 million of proceeds received from the FCC Reimbursement Program related to the reimbursement of capital expenditures and $3.3 million of proceeds received from interest rate caps.

Cash used in investing activities was $23.5 million for the nine-month period ended September 30, 2025, due to $34.7 million of capital expenditures noted below and a $1.6 million payment for working capital adjustments relating to the purchase of Satcom Direct, partially offset by $9.1 million of proceeds received from interest rate caps and $3.8 million of proceeds received from the FCC Reimbursement Program associated with the reimbursement of capital expenditures.

Cash flows used in Financing Activities:

Cash used in financing activities for the nine-month period ended September 30, 2026 was $65.2 million, due to the $40.0 million payment related to the 2025 financial performance milestones of the Earnout Liability, $23.0 million of principal payments on the HPS Term Loan Facility and $2.2 million of stock-based compensation activities.

Cash used in financing activities for the nine-month period ended September 30, 2025 was $1.1 million, due to principal payments on the HPS Term Loan Facility, partially offset by proceeds from stock-based compensation activities.

Capital Expenditures

Our operations require capital expenditures associated with the expansion of our ATG network and data centers. We capitalize software development costs related to network technology solutions and new product/service offerings. We also capitalize costs related to the build-out of our office locations.

Capital expenditures increased to $45.5 million for the nine-month period ended September 30, 2026, as compared with $34.7 million for the prior-year period due to the build out of the LTE network.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is currently confined to our cash and cash equivalents, short-term investments and debt. We have not used derivative financial instruments for speculation or trading purposes. The primary objectives of our investment activities are to preserve our capital for the purpose of funding operations while maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including U.S. Treasury securities, U.S. government agency securities, and money market funds. Our cash and cash equivalents as of both September 30, 2026 and December 31, 2025 primarily included amounts in bank deposit accounts, U.S. Treasury securities and money market funds with U.S. Government and U.S. Treasury securities. The primary objective of our investment policy is to preserve capital and maintain liquidity while limiting concentration and counterparty risk.

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Interest Rate Risk: We are exposed to interest rate risk on our variable rate indebtedness, which includes borrowings under each of the 2021 Facilities (if any) and the HPS Term Loan Facility. We assess our market risks based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact on earnings and cash flows based on a hypothetical one percentage point change in interest rates. As of September 30, 2026, we had interest rate cap agreements to hedge a portion of our exposure to interest rate movements of our variable rate debt and to manage our interest expense. Currently, we receive payments in the amounts calculated pursuant to the caps for any period in which the daily compounded SOFR rate plus a credit spread adjustment recommended by the Alternative Reference Rates Committee of 0.26% increases beyond the applicable strike rate. The termination date of the cap agreements is July 31, 2027. Over the life of the interest rate caps, the notional amounts of the caps periodically decrease, while the applicable strike prices increase.

The notional amount of outstanding debt associated with interest rate cap agreements as of September 30, 2026 was $200.0 million. Based on our September 30, 2026 outstanding variable rate debt balance, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $6.6 million for the next twelve-month period. Excluding the impact of our interest rate caps, a hypothetical one percentage point change in the applicable interest rate would impact our annual interest expense by approximately $8.3 million for the next twelve-month period.

Our earnings are affected by changes in interest rates due to the impact those changes have on interest income generated from our cash, cash equivalents and short-term investments. We believe we have minimal interest rate risk as a 10% decrease in the average interest rate on our portfolio would have reduced interest income for the three- and nine-month periods ended September 30, 2026 and 2025 by immaterial amounts.

Inflation: We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

ITEM 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to a material weakness in internal control over financial reporting which, as previously disclosed in Part II, Item 9A “Controls and Procedures” in the 2025 10-K, existed as of December 31, 2025 and, as discussed below, continued to exist as of September 30, 2026.

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

The following material weakness disclosed in the 2025 10-K remains unremediated as of September 30, 2026:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

As previously reported, with the oversight of the Audit Committee of our Board of Directors, we began implementing in 2025, and continued implementing throughout 2026, including in the third quarter of 2026, a remediation plan to address the material weakness described above. Action items include the following:

•
We expanded our finance and accounting team, including hiring additional individuals with the requisite public company financial reporting, accounting, and internal control knowledge and experience.
•
We designed and implemented effective GITCs related to user access and change management over relevant Satcom Direct’s IT systems.

While we believe that our efforts have improved our internal control over financial reporting, remediation of the material weakness as of September 30, 2026 is expected to require further strengthening of our internal control environment and substantial effort throughout 2026, including:

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

c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

None.

ITEM 5. Other Information.

a)
Material Changes to Stockholder Nomination Procedures

None.

b)
Rule 10b5-1 Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibits

10.1#	Employment Contract, dated September 1, 2026, between Gogo Denmark ApS and Michael Christensen
10.2#	Retention Bonus Agreement, dated November 13, 2024, between Gogo Inc. and Michael Christensen
10.3#	Addendum to Retention Bonus Agreement, dated September 1, 2026, among Gogo Business Aviation LLC, Gogo Inc., Gogo Denmark ApS and Michael Christensen
10.4#	Change in Control Severance Agreement, dated September 1, 2026, between Gogo Inc. and Michael Christensen
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: November 6, 2026
/s/ Christopher Moore
Christopher Moore
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Zachary Cotner
Zachary Cotner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)